Form 10-Q
period 1995-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 1995-08-11
CIK 102109

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the Quarter ended June 30, 1995

( ) Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 0-7885

               UNIVERSAL SECURITY INSTRUMENTS, INC.
     (Exact name of registrant as specified in its charter)

        Maryland                          52-0898545
State of Incorporation        I.R.S. Employer Identification Number

10324 S. Dolfield Road, Owings Mills, MD                  21117
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code 410-363-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to the filing requirements for at least the past 90 days.

                      YES   X      NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Date                  Class               Shares Outstanding
August 4, 1995  Common Stock, $.01 par value        3,245,577

          UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

                              INDEX

Part  I - FINANCIAL INFORMATION

          Item l.   Financial Statements

          Consolidated balance sheets at June 30, 1995 and March
          31, 1995

          Consolidated statements of operations for the three months ended June 30, 1995 and 1994

          Consolidated statements of cash flows for the three months ended June 30, 1995 and 1994

          Notes to consolidated financial statements

          Item 2. Management's discussion and analysis of results of operations and financial condition

Part II - OTHER INFORMATION

          Item 6.   Exhibits and Reports

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS

                                         June 30, 1995       March 31, 1995
CURRENT ASSETS
 Cash and cash equivalents                  $   238,659     $   173,809
 Time deposits                                    8,399           8,322
  Accounts receivable:
   Trade (less allowance for doubtful
     accounts of $45,000 at June 30, 1995
     and $50,000 at March 31, 1995)           1,570,117       3,129,869
   Officers and employees                        65,430          33,192

                                              1,635,547       3,163,061

 Inventories:
   Finished goods                             3,719,901       4,252,825
   Raw materials-foreign locations              200,437         163,756

                                              3,920,338       4,416,581

 Prepaid expenses                               519,703         427,716

                      TOTAL CURRENT ASSETS    6,322,646       8,189,489

INVESTMENT IN JOINT VENTURE                   3,500,854       3,366,951

PROPERTY, PLANT AND EQUIPMENT                 2,073,964       2,074,073

OTHER ASSETS                                    102,333         102,333

                                            $11,999,797     $13,732,846
/TABLE

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                           June 30, 1995   March 31, 1995
CURRENT LIABILITIES
 Short-term borrowings                      $ 1,880,975     $ 3,869,711
 Current maturity of long-term debt              11,238         106,666
  Accounts payable                              450,064         560,064
 Accounts payable - joint venture               784,552         750,000
 Accrued liabilities:
   Payroll, commissions and payroll taxes       114,578         128,600
   Other                                         16,750          46,043

                                                131,328         174,643

                 TOTAL CURRENT LIABILITIES    3,258,157       5,461,084

LONG-TERM DEBT, less current portion          1,288,762         497,222

SHAREHOLDERS' EQUITY
 Common stock, $.01 par value per share;
   authorized 20,000,000 shares; issued
   3,245,559 shares at June 30, 1995
   and 3,245,382 shares at March 31, 1995        32,456          32,454
 Additional paid-in capital                  10,429,580      10,429,398
 Retained earnings (deficit)                 (3,009,158)     (2,687,312)

                                              7,452,878       7,774,540

                                            $11,999,797     $13,732,846

See notes to consolidated financial statements
/TABLE

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                             For the Three Months Ended
                                            June 30, 1995  June 30, 1994
Net sales                                     $5,037,361     $5,827,621

Cost of goods sold                             4,408,179      5,006,389

                                                 629,182        821,232

Research and development expense                  57,316        119,601

Selling, general and administrative expense      900,047      1,010,754

Operating (loss)                                (328,181)      (309,123)

Other income (expense):
 Interest income                                   1,636          1,351
 Interest expense                               (127,699)      (125,662)
 Other                                            (1,505)        (1,295)

                                                (127,568)      (125,606)

             EARNINGS (LOSS) BEFORE EQUITY
             IN EARNINGS OF JOINT VENTURE       (455,749)      (434,729)

Equity in earnings of joint venture              133,903        465,282

                         NET (LOSS) INCOME    $ (321,846)    $   30,553


Per common share amounts:
 Primary                                      $     (.10)    $      .01
 Fully diluted                                      (.10)           .01


Weighted average number of common
 shares outstanding
   Primary                                     3,245,470      3,240,329
   Fully diluted                               3,245,470      3,240,329

See notes to consolidated financial statements
/TABLE

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                 For the Three Months Ended
                                                June 30, 1995  June 30, 1994
OPERATING ACTIVITIES
  Net (loss) income                                $  (321,846)    $   30,553
  Adjustments to reconcile net (loss) income to
   net cash used in operating activities:
     Depreciation and amortization                      43,782         48,942
     Undistributed earnings of joint venture          (133,903)      (465,282)
     Changes in operating assets and liabilities:
       Decrease in accounts receivable               1,527,514        674,067
       Decrease (increase) in inventories and
         prepaid expenses                              404,256       (836,173)
       (Decrease) in accounts payable
         and accrued expenses                         (118,763)      (142,380)
       Decrease in other assets                                         7,286

                  NET CASH PROVIDED BY (USED IN)
                  OPERATING ACTIVITIES               1,401,040       (682,987)


INVESTING ACTIVITIES
  Purchases of property, plant and equipment           (43,673)       (75,443)
  (Increase) in time deposits                              (77)           (66)

         NET CASH (USED IN) INVESTING ACTIVITIES       (43,750)       (75,509)


FINANCING ACTIVITIES
  Net (repayment) issuance of short-term debt       (1,988,736)       916,124
  Proceeds from issuance of long-term debt           1,300,000        110,000
  Principal payments on long-term debt                (603,888)       (23,611)
  Proceeds from issuance of common stock
   under stock option plan and employee
   stock purchase plan                                     184            208

                     NET CASH (USED IN) PROVIDED
                     BY FINANCING ACTIVITIES        (1,292,440)     1,002,721

           INCREASE IN CASH AND CASH EQUIVALENTS        64,850        244,225

Cash and cash equivalents at beginning of period       173,809        275,138

      CASH AND CASH EQUIVALENTS AT END OF PERIOD   $   238,659     $  519,363

Supplemental information:
  Interest paid                                    $   127,699     $  125,662
  Income taxes paid                                       -              -

See notes to consolidated financial statements
/TABLE

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Statement of Management - The financial information included herein is unaudited and does not include all disclosures normally included in financial statements presented in accordance with generally accepted accounting principles. The interim financial information should be read in connection with the financial statements and related notes in the Company's annual report on Form 10-K for the year ended March 31, 1995. The results for the interim period are not necessarily indicative of the results expected for the year. The accompanying interim information reflects all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

Per Share Data - Primary and fully diluted net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include the dilutive effect of outstanding stock options calculated under the treasury stock method.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Long-Term Debt - During the quarter ended June 30, 1995, the Company refinanced the mortgage on its headquarters building. The terms of the new financing are a $1,300,000 loan repayable in 60 equal monthly installments of principal and interest, based on a 25 year amortization schedule, with an interest rate of 10%. The full outstanding balance is due at the end of the 60 month period.

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong joint venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. Additionally, the Hong Kong joint venture has a 30% interest in a separate joint venture with a People's Republic of China company to design and develop a portable cellular phone for manufacture and sale in China. Included in the results of the Hong Kong joint venture for the period June 30, 1994 is $500,000 of profit related to a $3.5 million contract for the design and development of the cellular telephone. The contract is being accounted for under the percentage of completion method. The following represents summarized income statement information of the Hong Kong joint venture for the periods ended June 30, 1995 and 1994:

                                   1995                1994
            Net sales           $3,217,892          $4,730,516
            Gross profit           581,363           1,353,346
            Net income             267,805             930,564

Commitments - The Company has employment agreements with two of its officers, both expiring on March 31, 1998. The combined fixed aggregate annual remuneration under these agreements is $500,000 per year. In addition, the agreements provide incentive compensation to these officers based on the Company's achievement of certain levels of earnings. Outstanding letter of credit commitments approximated
$539,000 at June 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Three Months Ended June 30, 1995 Compared to
Three Months Ended June 30, 1994

Sales - Net sales for the three months ended June 30, 1995 were $5,037,361 compared to $5,827,621 for the comparable three months in the prior fiscal year, a decrease of $790,260. Net sales of security products increased by $503,477 as compared to the quarter ended June 30, 1994. Net sales of telecommunications and video products decreased by $656,272 and $637,465, respectively, as compared to the quarter ended June 30, 1994. The increase in security sales was due primarily to a significant sale of smoke detectors to an existing customer. The decrease in telecommunications and video sales was due to a decreased demand for certain of the Company's telecommunications and video products by its private label customers.

Net Income - The Company reported a net loss of $321,846 for the quarter ended June 30, 1995 compared to net income of $30,553 for the corresponding quarter of the prior fiscal year. The decrease in net income was due primarily to a decrease in the Company's equity in its joint venture's earnings and the decrease in sales, partially offset by a reduction in operating expenses.

Expenses - Research, selling, general and administrative expenses decreased by approximately $173,000 from the comparable three months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 19% for the three months ended June 30, 1995 and 19% for the same period in the last fiscal year. The decrease in expenses was primarily due to the Company's recently implemented major cost reduction programs.

Interest Expense and Income - The Company's interest expense, net of interest income, increased from $124,311 for the quarter ended June 30, 1994 to $126,063 for the quarter ended June 30, 1995.

Financial Condition and Liquidity - Cash needs of the Company are currently met by funds generated from operations and the Company's line of credit with a financial institution, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum bank line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $2,420,000 has been utilized in letter of credit commitments and short-term borrowings as of June 30, 1995.
As of June 30, 1995, the amount available for borrowings under the line was approximately $250,000 based on the specified percentages.

The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to 1% in excess of the prime rate of interest charged by the Company's lender. The loan is secured by the Company's accounts receivable and inventory. During the three months ended June 30, 1995, working capital increased by $336,084.

Operating activities provided cash of $1,401,040 for the quarter ended
June 30, 1995. This was primarily due to a decrease in accounts receivable of $1,527,514 and a decrease in inventories of $496,243, partially offset by the net loss of $321,846. For the same period last year, operating activities used cash of $682,987, primarily due to an

increase in inventories of $829,701 and the undistributed earnings of the joint venture of $465,282 offset by a decrease in accounts receivable of $674,067. The increase in inventories was partially due to the negative impact on sales due to the nationwide
Teamster's trucking strike.

Investing activities used cash of $43,750 in the current quarter and $75,509 in the same quarter last year, consisting primarily of purchases of equipment.

Financing activities used cash of $1,292,440 primarily due to the net repayment of short-term debt of $1,988,736 and the retirement of long-term debt of $603,888, partially offset by the issuance of long-term debt of $1,300,000. For the same period last year, financing activities provided cash of $1,002,721 primarily due to the net issuance of short-term debt.

During the quarter ended June 30, 1995, the Company refinanced the mortgage on its headquarters building. The terms of the new financing are a $1,300,000 loan repayable in 60 equal monthly installments of principal and interest based on a 25 year amortization schedule, with an interest rate of 10%. The full outstanding balance is due at the end of the 60 month period. The refinancing resulted in an increase in cash available to the Company of approximately $700,000.

The Company believes that its line of credit and its working capital provide it with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months.

Hong Kong Joint Venture - Net sales of the joint venture for the three months ended June 30, 1995 were $3,217,892 compared to $4,730,516 for the comparable three months in the prior fiscal year. The decrease in sales was primarily due to decreased sales of telecommunications and video products to the Company.

Net income was $267,805 for the quarter ended June 30, 1995 compared to $930,564 in the comparable quarter last year. Included in the results for the quarter ended June 30, 1994 is $500,000 of profit related to a $3.5 million contract for the design and development of the cellular telephone under a separate joint venture arrangement. Exclusive of this item, the decrease in net income is due to the decrease in sales.

Selling, general and administrative expenses were $384,669 and $479,861 for the quarter ended June 30, 1995 and 1994, respectively. As a percentage of sales, expenses were 12% and 11% for 1995 and 1994, respectively.

Interest income net of interest expense was $38,154 for the quarter ended June 30, 1995 compared to $18,888 for the same quarter last year.

Cash needs of the Hong Kong joint venture are currently met by funds generated from operations. During the quarter ended June 30, 1995, working capital increased by $267,055 from $2,656,378 on March 31, 1995 to $2,923,433 on June 30, 1995.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
PART II

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits included herein:

              Exhibit Number

         10.17 Deed of Trust with respect to the refinancing of the Registrant's facility in Owings Mills, Maryland.

         10.18 Promissory Note with respect to the refinancing of the Registrant's facility in Owings Mills, Maryland.

         11.1      Statement of computation of per share earnings.

    (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

UNIVERSAL SECURITY INSTRUMENTS, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             UNIVERSAL SECURITY INSTRUMENTS, INC.



Dated:   August 11, 1995            Harvey Grossblatt
                             HARVEY GROSSBLATT
                             Executive Vice President



Dated:   August 11, 1995            Ira Bormel
                             IRA BORMEL
                             Principal Financial Officer