Form 10-Q
period 1995-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 1995-11-14
CIK 102109

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended September 30, 1995

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                        YES   X      NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Date                       Class             Shares Outstanding

November 10, 1995 Common Stock, $.01 par value     3,245,587

          UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

                                  INDEX

Part  I -     FINANCIAL INFORMATION

         Item l.   Financial Statements

         Consolidated balance sheets at September 30, 1995 and March 31, 1995

         Consolidated statements of operations for the six months ended September 30, 1995 and 1994 and three months ended
         September 30, 1995 and 1994

         Consolidated statements of cash flows for the six months ended September 30, 1995 and 1994

         Notes to consolidated financial statements

         Item 2.   Management's discussion and analysis of
                   results of operations and financial condition

Part II -     OTHER INFORMATION

         Item 1.   Legal Proceedings

         Item 6.   Exhibits and Reports

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS

                                    Sept 30, 1995  March 31, 1995
CURRENT ASSETS
 Cash and cash equivalents           $   132,111     $   173,809
 Time deposits                             8,467           8,322
 Accounts receivable:
   Trade (less allowance for doubtful
     accounts of $30,360 at
     September 30, 1995 and $50,000 at
     March 31, 1995)                   2,491,885       3,129,869
   Officers and employees                 32,319          33,192

                                       2,524,204       3,163,061
 Inventories:
   Finished goods                      3,573,459       4,252,825
   Raw materials-foreign locations       164,335         163,756

                                       3,737,794       4,416,581

 Prepaid expenses                        604,055         427,716

TOTAL CURRENT ASSETS                   7,006,631       8,189,489

INVESTMENT IN JOINT VENTURE            3,595,634       3,366,951

PROPERTY, PLANT AND EQUIPMENT          2,043,680       2,074,073

OTHER ASSETS                             113,064         102,333

                                     $12,759,009     $13,732,846
/TABLE

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                    Sept 30, 1995  March 31, 1995
CURRENT LIABILITIES
 Short-term borrowings               $ 2,777,754     $ 3,869,711
 Current maturity of long-term debt       12,517         106,666
 Accounts payable                        584,941         560,064
 Accounts payable - joint venture        641,837         750,000
 Accrued liabilities:
   Payroll, commissions and
     payroll taxes                       112,140         128,600
   Other                                  28,750          46,043

                                         140,890         174,643

TOTAL CURRENT LIABILITIES              4,157,939       5,461,084

LONG-TERM DEBT, less current portion   1,284,519         497,222

SHAREHOLDERS' EQUITY
 Common stock, $.01 par value per
   share; authorized 20,000,000
   shares; issued 3,245,587 shares
   at September 30, 1995 and
   3,245,382 shares at March 31, 1995     32,456          32,454
 Additional paid-in capital           10,429,587      10,429,398
 Retained earnings (deficit)          (3,145,492)     (2,687,312)

                                       7,316,551       7,774,540

                                     $12,759,009     $13,732,846

See notes to consolidated financial statements

/TABLE

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                      For the Six Months Ended
                                   Sept 30, 1995    Sept 30, 1994
Net sales                            $9,957,529     $13,328,937

Cost of goods sold                    8,547,608      11,386,578

                                      1,409,921       1,942,359

Research and development expense        108,062         249,949

Selling, general and
  administrative expense              1,730,768       2,035,806

Operating (loss)                       (428,909)       (343,396)

Other income (expense):
 Interest income                          2,893           2,308
 Interest expense                      (258,397)       (257,791)
 Other                                   (2,450)          4,064

                                       (257,954)       (251,419)

(LOSS) EARNINGS BEFORE EQUITY
IN EARNINGS OF JOINT VENTURE           (686,863)       (594,815)

Equity in earnings of joint venture     228,683         648,482

NET (LOSS) INCOME                    $ (458,180)     $   53,667

Per common share amounts:
 Primary                             $     (.14)     $      .02
 Fully diluted                             (.14)            .02

Weighted average number of common
 shares outstanding
   Primary                            3,245,528       3,254,807
   Fully diluted                      3,245,528       3,305,949

See notes to consolidated financial statements

/TABLE

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                      For the Three Months Ended
                                   Sept 30, 1995    Sept 30, 1994
Net sales                           $ 4,920,168      $ 7,501,316

Cost of goods sold                    4,139,429        6,380,189

                                        780,739        1,121,127

Research and development expense         50,746          130,348

Selling, general and
  administrative expense                830,721        1,025,052

Operating (loss)                       (100,728)         (34,273)

Other income (expense):
 Interest income                          1,257              957
 Interest expense                      (130,698)        (132,129)
 Other                                     (945)           5,359

                                       (130,386)        (125,813)

(LOSS) EARNINGS BEFORE EQUITY IN
EARNINGS OF JOINT VENTURE              (231,114)        (160,086)

Equity in earnings of joint venture      94,780          183,200

NET (LOSS) INCOME                    $ (136,334)     $    23,114

Per common share amounts:
 Primary                             $     (.04)     $       .01
 Fully diluted                             (.04)             .01
Weighted average number of common
 shares outstanding
   Primary                            3,245,586        3,286,376
   Fully diluted                      3,245,586        3,306,038

See notes to consolidated financial statements

/TABLE

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                         For the Six Months Ended
                                    Sept 30, 1995   Sept 30, 1994
OPERATING ACTIVITIES
  Net (loss) income                   $ (458,180)    $    53,667
  Adjustments to reconcile
   net (loss) income to net cash
   used in operating activities:
     Depreciation and amortization        89,276         100,197
     Provision for losses on
       accounts receivable                                 8,770
     Undistributed earnings of
      joint venture                    (228,683)       (648,482)
     (Gain) on sale of property,
       plant and equipment                               (7,200)
     Changes in operating assets
       and liabilities:
       (Decrease) increase in
         accounts receivable            638,857        (501,896)
       (Decrease) increase in
         inventories and prepaid
         expenses                       502,448        (420,381)
       (Decrease) increase in accounts
         payable and accrued expenses  (117,039)         50,738
       (Increase) in other assets       (10,731)         (5,179)

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                    415,948      (1,369,766)

INVESTING ACTIVITIES
  Purchases of property, plant and
    equipment                           (58,883)        (80,149)
  (Increase) in commercial paper
    and time deposits                      (145)           (132)
  Proceeds from sale of property, plant
    and equipment                                         7,200

NET CASH (USED IN) INVESTING
ACTIVITIES                              (59,028)        (73,081)

FINANCING ACTIVITIES
  Net issuance of short-term debt     (1,091,957)      1,515,610
  Proceeds from issuance of
    long-term debt                     1,300,000         110,000
  Principal payments on
    long-term debt                      (606,852)        (50,277)
  Proceeds from issuance of common
    stock under stock option plan and
    employee stock purchase plan             191             417

NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                    (398,618)      1,575,750

(DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                     (41,698)        132,903

Cash and cash equivalents at beginning
 of period                               173,809         275,138

CASH AND CASH EQUIVALENTS AT END
OF PERIOD                             $  132,111      $  408,041

Supplemental information:
  Interest paid                       $  258,397      $  152,642
  Income taxes paid                         -               -

See notes to consolidated financial statements

/TABLE

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Statement of Management - The financial information included herein is unaudited and does not include all disclosures normally included in financial statements presented in accordance with generally accepted accounting principles. The interim financial information should be read in connection with the financial statements and related notes in the Company's annual report on Form 10-K for the year ended March 31, 1995. The results for the interim period are not necessarily indicative of the results expected for the year. The accompanying interim information reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

Per Share Data - Primary and fully diluted net income per share is computed by dividing the net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include the dilutive effect of outstanding stock options calculated under the treasury stock method.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Long-Term Debt - During the six months ended September 30, 1995, the Company refinanced the mortgage on its headquarters building. The terms of the new financing are a $1,300,000 loan repayable in 60 equal monthly installments of principle and interest, based on a 25 year amortization schedule, with an interest rate of 10%. The full outstanding balance is due at the end of the 60 month period.

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong joint venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. Additionally, the Hong Kong joint venture has a 30% interest in a separate joint venture with a People's Republic of China company to design and develop a portable cellular phone for manufacture and sale in China. Included in the results of the Hong Kong joint venture for the six months ended September 30, 1994 is $500,000 of profit related to a $3.5 million contract for the design and development of the cellular telephone. The contract is being accounted for under the percentage of completion method. The following represents summarized income statement information of the Hong Kong joint venture for the six month periods ended September 30, 1995 and 1994:

                                        1995           1994
            Sales                    $6,058,059     $7,916,008
            Gross profit              1,101,241      2,118,755
            Net income                  457,366      1,296,964

Commitments - The Company has employment agreements with two of its officers, both expiring on March 31, 1998. The fixed aggregate annual remuneration under these agreements is $500,000 per year. In addition, the agreements provide incentive compensation to these officers based on the Company's achievement of certain levels of earnings. Outstanding letter of credit commitments approximated $336,000 at September
30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Six Months Ended September 30, 1995 Compared to
Six Months Ended September 30, 1994

Sales - Net sales for the six months ended September 30, 1995 were $9,957,529 compared to $13,328,937 for the comparable six months in the prior fiscal year, a decrease of $3,371,408. Net sales of security products increased by $314,136, as compared to the six months ended September 30, 1994. Net sales of video and telecommunications products decreased by $1,543,752 and $2,141,792, respectively, from the comparable period of the previous year. The decrease in video and telecommunications sales was due to a decreased demand for certain of the Company's video and telecommunications products by its private label customers.

Net Income - The Company reported a net loss of $458,180 for the six months ended September 30, 1995 compared to net income of $53,667 for the corresponding six months of the prior fiscal year. The decrease in net income was due primarily to a decrease in the Company's equity in its joint venture's earnings and the decrease in sales, partially offset by a reduction in operating expenses.

Expenses - Research, selling, general and administrative expenses decreased by approximately $447,000 from the comparable six months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 18% for the six months ended September 30, 1995 and 17% for the same period in the prior fiscal year.

Interest Expense and Income - The Company's interest expense, net of interest income, was $255,504 for the six months ended
September 30, 1995 to $255,483 for the comparable period in 1994.

Three Months Ended September 30, 1995 Compared to
Three Months Ended September 30, 1994

Sales - Net sales for the three months ended September 30, 1995 were $4,920,168 compared to $7,501,316 for the comparable three months in the prior fiscal year, a decrease of $2,581,148. Net sales of security, telecommunications and video products decreased by $189,341, $1,485,520 and $906,287, respectively, as compared to the quarter ended September 30, 1994. The decrease in telecommunications and video sales was due to a decreased demand for certain of the Company's telecommunications and video products by its private label customers.

Net Income - The Company reported a net loss of $136,334 for the quarter ended September 30, 1995 compared to net income of $23,114 for the corresponding quarter of the prior fiscal year.
The decrease in net income was primarily due to a decrease in the Company's equity in its joint venture's earnings and the decrease in sales, partially offset by a reduction in operating expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Expenses - Research, selling, general and administrative expenses decreased by approximately $274,000 from the comparable three months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 18% for the three months ended September 30, 1995 and 15% for the same period in the last fiscal year.

Interest Expense and Income - The Company's interest expense, net of interest income, was $129,441 for the quarter ended September
30, 1995 and $131,772 for the comparable period in 1994.

Financial Condition and Liquidity - Cash needs of the Company are currently met by funds generated from operations and its line of credit with a financial institution, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $3,114,000 has been utilized in letter of credit commitments and short-term borrowings as of September 30, 1995. As of September 30, 1995, the amount available for borrowings under the line was approximately $150,000, based on the specified percentages.

The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to 1% in excess of the prime rate of interest charged by the Company's lender. The loan is secured by the Company's accounts receivable and inventory. During the six months ended September 30, 1995, working capital increased by $120,287.

Operating activities provided cash of $415,948 for the six months ended September 30, 1995. This was primarily due to a decrease in accounts receivable of $638,857 and a decrease in inventories of $678,787, partially offset by the net loss of $458,180. For the same period last year, operating activities used cash of $1,369,766, primarily due to an increase in accounts receivable of $501,896 and an increase in undistributed earnings of the joint venture of $648,482.

Investing activities used cash of $59,028 in the current quarter and $73,081 in the same quarter last year, consisting primarily of purchases of equipment.

Financing activities used cash of $398,618, primarily due to the net repayment of short-term debt of $1,091,957 and the retirement of long-term debt of $603,888, partially offset by the issuance of long-term debt of $1,300,000. For the same period last year, financing activities provided cash of $1,575,750, primarily due to the net issuance of short-term debt.

During the six months ended September 30, 1995, the Company refinanced the mortgage on its headquarters building. The terms of the new financing are a $1,300,000 loan repayable in 60 equal monthly installments of principal and interest based on a 25 year amortization schedule, with an interest rate of 10%. The full outstanding balance is due at the end of the 60 month period.
The refinancing resulted in an increase in cash available to the Company of approximately $700,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The Company believes that its line of credit and its working capital provide it with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months.

Hong Kong Joint Venture - Net sales of the joint venture for the six months and three months ended September 30, 1995 were $6,058,059 and $2,840,067, respectively, compared to $7,916,008 and $3,185,492, respectively, for the comparable six months and three months in the prior fiscal year. The decrease in sales was primarily due to decreased sales of telecommunications and video products to the Company.

Net income for the six months and three months ended September 30, 1995 was $457,366 and $189,561, respectively, compared to $1,296,964 and $366,400 respectively, in the comparable six months and three months last year. Included in the results for the six months ended June 30, 1994 is $500,000 of profit related to a $3.5 million contract for the design and development of the cellular telephone under a separate joint venture arrangement. Exclusive of this item, the decrease in net income was primarily due to the decrease in sales.

Selling, general and administrative expenses were $824,082 (14% of sales) and $439,413 (15% of sales), respectively, for the six months and three months ended June 30, 1995 and were $929,644 (12% of sales) and $449,783 (14% of sales) for the comparable periods last year.

Cash needs of the Hong Kong joint venture are currently met by funds generated from operations. During the six months ended
September 30, 1995, working capital decreased by $221,731 from $2,656,378 on March 31, 1995 to $2,434,647 on September 30, 1995.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
PART II

Item 1.     Legal Proceedings

            On November 2, 1995, the Company was served with a Complaint filed by Black & Decker (U.S.), Inc. and related entities against the Company and others in the United States District Court for the Eastern District of Virginia. The Complaint alleges patent and copyright infringement by the Company in connection with one of its products. The Complaint seeks triple damages for the infringement, costs and attorneys' fees and various injunctive relief prohibiting further infringement.

            The Company intends to defend against the suit and has referred the case to its patent counsel.

Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits included herein:

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

                             UNIVERSAL SECURITY INSTRUMENTS, INC.


Dated: November 13, 1995             Harvey Grossblatt
                                HARVEY GROSSBLATT
                                Executive Vice President


Dated:     November 13, 1995         Ira Bormel
                                IRA BORMEL
                                Principal Financial Officer