Form 10-Q
period 1995-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 1996-02-13
CIK 102109

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended December 31, 1995

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

                        YES   X      NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Date                        Class                  Shares Outstanding
February 9, 1996       Common Stock, $.01 par value          3,245,587

          UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

                                  INDEX

Part  I -     FINANCIAL INFORMATION

         Item 1.   Financial Statements

         Consolidated balance sheets at December 31, 1995 and March 31, 1995

         Consolidated statements of operations for the nine months ended December 31, 1995 and 1994 and three months ended December 31, 1995 and 1994

         Consolidated statements of cash flows for the nine months ended December 31, 1995 and 1994

         Notes to consolidated financial statements

         Item 2. Management's discussion and analysis of results of operations and financial condition

Part II -     OTHER INFORMATION

         Item 6.   Exhibits and Reports

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS

                                            Dec 31, 1995   March 31, 1995
CURRENT ASSETS
 Cash and cash equivalents                  $   273,905      $   173,809
 Time deposits                                    8,677            8,322
  Accounts receivable:
   Trade (less allowance for doubtful
     accounts of $30,360 at
     December 31, 1995 and $50,000 at
     March 31, 1995)                          2,392,745        3,129,869
   Officers and employees                        38,668           33,192

                                              2,431,413        3,163,061

 Inventories:
   Finished goods                             4,610,859        4,252,825
   Raw materials-foreign locations              154,243          163,756

                                              4,765,102        4,416,581

 Prepaid expenses                               508,662          427,716

                      TOTAL CURRENT ASSETS    7,987,759        8,189,489

INVESTMENT IN JOINT VENTURE                   3,587,131        3,366,951

PROPERTY, PLANT AND EQUIPMENT                 2,027,805        2,074,073

OTHER ASSETS                                    113,064          102,333

                                            $13,715,759      $13,732,846

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                            Dec 31, 1995   March 31, 1995
CURRENT LIABILITIES
 Short-term borrowings                      $ 3,611,057      $ 3,869,711
  Current maturity of long-term debt             12,833          106,666
  Accounts payable                              518,098        560,064
 Accounts payable - joint venture               750,000          750,000
 Accrued liabilities:
   Payroll, commissions and payroll taxes       134,712          128,600
   Other                                         40,750           46,043

                                                175,462          174,643

                 TOTAL CURRENT LIABILITIES    5,067,450        5,461,084

LONG-TERM DEBT, less current portion          1,281,165          497,222

SHAREHOLDERS' EQUITY
 Common stock, $.01 par value per share;
   authorized 20,000,000 shares; issued
   3,245,587 shares at December 31, 1995
   and 3,245,382 shares at March 31, 1995        32,456           32,454
 Additional paid-in capital                  10,429,587       10,429,398
 Retained earnings (deficit)                 (3,094,899)      (2,687,312)

                                              7,367,144        7,774,540

                                            $13,715,759      $13,732,846

See notes to consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                             For the Nine Months Ended
                                            Dec 31, 1995   Dec 31, 1994
Net sales                                   $15,275,355    $19,285,135

Cost of goods sold                           12,634,997     16,436,532

                                              2,640,358      2,848,603

Research and development expense                164,778        367,274

Selling, general and administrative expense   2,707,113      3,186,674

Operating (loss)                               (231,533)      (705,345)

Other income (expense):
 Interest income                                  3,926          3,567
 Interest expense                              (399,713)      (419,070)
 Other                                             (447)         3,050

                                               (396,234)      (412,453)

                 (LOSS) BEFORE EQUITY IN
                 EARNINGS OF JOINT VENTURE     (627,767)    (1,117,798)

Equity in earnings of joint venture             220,180        707,564

                                NET (LOSS)  $  (407,587)   $  (410,234)

Per common share amounts:
 Primary                                    $      (.13)   $      (.13)
 Fully diluted                                     (.13)          (.13)

Weighted average number of common
 shares outstanding
   Primary                                    3,245,568      3,242,064
   Fully diluted                              3,245,568      3,242,064

See notes to consolidated financial statements


UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                             For the Three Months Ended
                                            Dec 31, 1995    Dec 31, 1994
Net sales                                   $ 5,317,826     $ 5,956,198

Cost of goods sold                            4,087,389       5,049,954

                                              1,230,437         906,244

Research and development expense                 56,716         117,326

Selling, general and administrative expense     976,345       1,150,867

Operating income (loss)                         197,376        (361,949)

Other income (expense):
 Interest income                                  1,033           1,259
 Interest expense                              (141,316)       (161,279)
 Other                                            2,003          (1,014)

                                               (138,280)       (161,034)

         EARNINGS (LOSS) BEFORE EQUITY IN
         EARNINGS OF JOINT VENTURE               59,096        (522,983)

Equity in (loss) earnings of joint venture       (8,503)         59,082

                         NET INCOME (LOSS)  $    50,593     $  (463,901)

Per common share amounts:
 Primary                                    $       .02     $      (.14)
 Fully diluted                                      .02            (.14)

Weighted average number of common
 shares outstanding
   Primary                                    3,245,587       3,245,175
   Fully diluted                              3,245,587       3,245,175

See notes to consolidated financial statements


UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                 For the Nine Months Ended
                                                Dec 31, 1995   Dec 31, 1994
OPERATING ACTIVITIES
  Net (loss)                                    $  (407,587)   $  (410,234)
  Adjustments to reconcile net (loss) to net
   cash used in operating activities:
     Depreciation and amortization                  135,788        144,350
     Provision for losses on accounts receivable                    10,987
     Undistributed earnings of joint venture       (220,180)      (707,564)
     (Gain) on sale of property, plant & equipment                  (7,200)
     Changes in operating assets and liabilities:
       Decrease in accounts receivable              731,648        904,691
       (Increase) in inventories and
         prepaid expenses                          (429,467)       (52,338)
       (Decrease) in accounts payable
         and accrued expenses                       (41,147)       (52,685)
       (Increase) in other assets                   (10,731)        (5,179)

         NET CASH (USED IN) OPERATING ACTIVITIES   (241,676)      (175,172)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment        (89,520)       (91,467)
  (Increase) in commercial paper and time deposits     (355)          (199)
  Proceeds from sale of property, plant and
   equipment                                                         7,200

         NET CASH (USED IN) INVESTING ACTIVITIES    (89,875)       (84,466)

FINANCING ACTIVITIES
  Net (repayment) issuance of short-term debt      (258,654)       165,276
  Proceeds from issuance of long-term debt        1,300,000        110,000
  Principal payments on long-term debt             (609,890)       (76,944)
  Proceeds from issuance of common stock
   under stock option plan and employee
   stock purchase plan                                  191            595

       NET CASH PROVIDED BY FINANCING ACTIVITIES    431,647        198,927

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    100,096        (60,711)

Cash and cash equivalents at beginning of period    173,809        275,138

    CASH AND CASH EQUIVALENTS AT END OF PERIOD  $   273,905    $   214,427

Supplemental information:
  Interest paid                                 $   399,713    $   283,406
  Income taxes paid                                     -              -

See notes to consolidated financial statements


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

Per Share Data - Primary and fully diluted net income per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include the dilutive effect of outstanding stock options calculated under the treasury stock method.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong joint venture) which has facilities in the People's Republic of China, for the manufacturing of consumer electronic products. Additionally, the Hong Kong joint venture has a 30% interest in a separate joint venture with a People's Republic of China company to manufacture and sell a portable cellular telephone primarily in China.
Included in the results of the Hong Kong joint venture for the nine months ended December 31, 1994 is $500,000 of profit related to a $3.5 million contract for the design and development of the cellular telephone. The contract is being accounted for under the percentage of completion method. The following represents summarized income statement information of the Hong Kong joint venture for the nine months ended December 31, 1995 and 1994:

                                           1995            1994
     Sales                              $8,136,727     $10,585,397
     Gross Profit                        1,451,206       2,644,649
     Net Income                            440,361                1,415,128

Commitments - The Company has employment agreements with two of its officers, both expiring on March 31, 1998. The combined fixed aggregate annual remuneration under these agreements is $500,000 per year. In addition, the agreements provide incentive compensation to these officers based on the Company's achievement of certain levels of earnings. Outstanding letter of credit commitments approximated $362,000 at December 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Nine Months Ended December 31, 1995 Compared to
Nine Months Ended December 31, 1994

Sales - Net sales for the nine months ended December 31, 1995 were $15,275,355 compared to $19,285,135 for the comparable nine months in the prior fiscal year, a decrease of $4,009,780. Net sales of security products increased by $1,309,511, as compared to the nine months ended December 31, 1994. Net sales of telecommunications and video products decreased by $2,883,459 and $2,435,832, respectively, from the comparable period of the previous year. The decrease in video and telecommunications sales was due to a decreased demand for certain of the Company's video and telecommunications products by its private label customers. The increase in security sales was due to the demand for certain of the Company's new products.

Net Income - The Company reported a net loss of $407,587 for the nine months ended December 31, 1995 compared to a net loss of $410,234 for the corresponding nine months of the prior fiscal year. The Company's gross margin declined by $208,000, which was due to the decline in sales described above, partially offset by an improvement of 2.5% in gross margin as a percentage of sales. Additionally, expenses declined by $682,000 as described below, partially offset by a decline in joint venture earnings of $487,000. The primary reason for the increase in gross margin as a percentage of sales was the Company's sales emphasis on products with higher gross margins.

Expenses - Research, selling, general and administrative expenses decreased by approximately $682,000 from the comparable nine months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 19% for the nine months ended December 31, 1995 and 18% for the same period in the prior fiscal year. The most significant reason for the decrease in expenses was the savings resulting from the implementation of the Company's cost reduction program.

Interest Expense and Income - The Company's interest expense, net of interest income, decreased from $415,503 for the nine months ended December 31, 1994 to $395,787 for the comparable period in 1995.

Three Months Ended December 31, 1995 Compared to
Three Months Ended December 31, 1994

Sales - Net sales for the three months ended December 31, 1995 were $5,317,826 compared to $5,956,198 for the comparable three months in the prior fiscal year, a decrease of $638,372. Net sales of security products increased by $995,374, as compared to the quarter ended December 31, 1994. Net sales of telecommunications and video products decreased by $741,667 and $892,079, respectively from the same quarter last year. The decrease in video and telecommunications sales was due to a decreased demand for certain of the Company's video and telecommunications products by its private label customers. The increase in security sales was due to the demand for certain of the Company's new products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Net Income - The Company reported net income of $50,093 for the quarter ended December 31, 1995 compared to a net loss of $463,901 for the corresponding quarter of the prior fiscal year. The Company's gross margin improved by $324,000, which was due to an improvement of 8% in gross margin as a percentage of sales, partially offset by the decline in sales described above. Additionally, expenses declined by $235,000 as described below, partially offset by a decline in joint venture earnings of $68,000. The primary reason for the increase in gross margin as a percentage of sales was the Company's sales emphasis on products with higher gross margins.

Expenses - Research, selling, general and administrative expenses decreased by approximately $235,000 from the comparable three months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 19% for the three months ended December 31, 1995 and 21% for the same period in the last fiscal year. The decrease in selling, general and administrative expenses was primarily due to the savings resulting from the implementation of the Company's cost reduction program.

Interest Expense and Income - The Company's interest expense, net of interest income, decreased from $160,020 for the three months ended December 31, 1994 to $140,283 for the comparable quarter in 1995.

Financial Condition and Liquidity - Cash needs of the Company are currently met by funds generated from operations and its line of credit with a financial institution, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $3,973,000 has been utilized in letter of credit commitments and short-term borrowings as of December 31, 1995. As of December 31, 1995, the amount available for borrowings under the line was approximately $100,000, based on the specified percentages.

The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to 1% in excess of the prime rate of interest charged by the Company's lender. The loan is secured by the Company's accounts receivable and inventory. During the nine months ended December 31, 1995, working capital increased by $191,904.

Operating activities used cash of $241,676 for the nine months ended December 31, 1995. This was primarily due to the loss from operations and an increase in inventories of $348,521, partially offset by a decrease in accounts receivable of $731,648. For the same period last year, operating activities used cash of $175,172. This was primarily due to the loss from operations and the undistributed earnings from the Company's joint venture, partially offset by a decrease in accounts receivable of $904,691.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Investing activities used cash of $89,875 in the current quarter and $84,466 in the same quarter last year, consisting primarily of purchases of equipment.

Financing activities provided cash of $431,647, primarily due to issuance of long-term debt of $1,300,000, partially offset by net repayment of short-term debt of $258,654 and the retirement of long-term debt of $609,890. For the same period last year, financing activities provided cash of $198,927, primarily due to the net issuance of short-term debt.

During the nine months ended December 31, 1995, the Company refinanced the mortgage on its headquarters building. The terms of the new financing are a $1,300,000 loan repayable in 60 equal monthly installments of principal and interest based on a 25 year amortization schedule, with an interest rate of 10%. The full outstanding balance is due at the end of the 60 month period. The refinancing resulted in an increase in cash available to the Company of approximately $700,000.

Hong Kong Joint Venture - Net sales of the joint venture for the nine months and three months ended December 31, 1995 were $8,136,727 and $2,078,668, respectively, compared to $10,585,397 and $2,669,389, respectively, for the comparable nine months and three months in the prior fiscal year. The decrease in sales was primarily due to decreased sales of telecommunications and video products to the Company which was due to the decreased demand for certain of these products by the Company's private label customers.

Net income for the nine months ended December 31, 1995 was $440,361 and net loss for the three months ended December 31, 1995 was $17,005, compared to net income of $1,415,128 and $118,164 respectively, in the comparable nine months and three months last year. Included in the results for the nine months ended December 31, 1994 is $500,000 of profit related to a $3.5 million contract for the design and development of the cellular telephone under a separate joint venture arrangement. Exclusive of this item, the decrease in net income was primarily due to the decrease in sales.

Selling, general and administrative expenses were $1,172,463 (14% of sales) and $348,381 (17% of sales), respectively, for the nine months and three months ended December 31, 1995 and were $1,392,442 (13% of sales) and $462,798 (17% of sales) for the comparable periods last year.

Cash needs of the Hong Kong joint venture are currently met by funds generated from operations. During the nine months ended December 31, 1995, working capital decreased by $71,133 from $2,656,378 on March 31, 1995 to $2,585,245 on December 31, 1995.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
PART II

Item 1.  Legal Proceedings

    On November 2, 1995, the Company was served with a Complaint filed by Black & Decker (U.S.) Inc. and related entities against the Company and others in the United States District Court for the Eastern District of Virginia. The Complaint alleges patent and copyright infringement by the Company in connection with one of its products. The Complaint seeks triple damages for the infringement, costs and attorneys' fees, and various injunctive relief prohibiting further infringement. The Company engaged patent counsel to defend the suit.

    As a result of a series of hearings, the Court enjoined the Company from further manufacture of its original design of the products (which it had already sold out), ordered a full trial to determine whether there was actual infringement by the original design and determined that the Company could market its redesigned version of the product.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits included herein:

              Exhibit Number

         11.1      Statement of computation of per share earnings.

    (b) Reports on Form 8-K were filed during the quarter for which this report is filed.

         Form 8-K filed January 22, 1996 dated January 19, 1996.
              Item 4.   Changes in Registrant's Certifying
                        Accountant

UNIVERSAL SECURITY INSTRUMENTS, INC.
SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UNIVERSAL SECURITY INSTRUMENTS, INC.

Dated:        February 13, 1996             Harvey Grossblatt
                                     HARVEY GROSSBLATT
                                     Executive Vice President


Dated:        February 13, 1996             Ira Bormel
                                     IRA BORMEL
                                     Principal Financial Officer