Form 10-K
period 1996-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 1996-07-01
CIK 102109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended March 31, 1996

(  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 (No Fee Required)

For the transition period from ____________ to ________________

Commission file number 0-7885

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

Maryland                              52-0898545
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

10324 S. Dolfield Road, Owings Mills, MD       21117
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code 410-363-3000

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each
exchange
Title of each class                           on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $.01 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
Yes     X         No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 19, 1996:

Common Stock, $.01 Par Value - $1,918,016

The number of shares outstanding of the issuer's classes of common stock as of June 19, 1996:

Common Stock, $.01 Par Value - 3,245,587 shares

ITEM 1.

BUSINESS

GENERAL
Universal Security Instruments, Inc. (the "Company") was incorporated in the State of Maryland in 1969. Its principal offices are located at 10324 South Dolfield Road, Owings Mills, MD 21117 and its telephone number is
410-363-3000.

The Company designs and markets a variety of popularly-priced (i) security products, (ii) telecommunications products and (iii) video products. Most of the Company's products either require minimal installation, or are designed for easy installation by the consumer without professional assistance and requiring little or no technical knowledge.

The Company imports virtually all of its products from various suppliers overseas. Approximately 53% of the Company's purchases are bought from a joint venture with a Hong Kong Corporation (Hong Kong Joint Venture), in which the Company owns a 50% interest, that has manufacturing facilities in the People's Republic of China. Additionally, the Hong Kong Joint Venture has entered into a separate joint venture with a People's Republic of China company to design and develop a portable cellular telephone primarily for manufacture and sale in China (Cellular Joint Venture).

The Company's sales for the year ended March 31, 1996 were $19,507,889 compared to $24,841,794 for the year ended March 31, 1995, a decrease of approximately 21%. The primary reason for this decrease in sales was due to decreased demand for some of the Company's high volume, low margin, private label products.

SECURITY PRODUCTS
The Company markets a line of electronically advanced outdoor floodlights under the name "Lite Aidetm," whose features include special sensors that activate automatic lighting mechanisms and a quartz halogen system, offering the consumer a variety of dependable outdoor security lighting systems. The Company also markets a smoke detector under the name "Smoke Signaltm" manufactured by the joint venture and markets a wireless intercom and a line of speakers. In fiscal 1996, the Company began marketing a flexible flashlight, under the name "PRETZL LITE." (See "Legal Proceedings" herein for a description of litigation concerning this product.)

Sales of the Company's security products aggregated $9,216,686 or approximately 47% of total sales in the fiscal year ended March 31, 1996 and $7,795,720 or approximately 31% of total sales in the fiscal year ended March 31, 1995. This increase in sales volume is due primarily to the introduction of new products.

TELECOMMUNICATIONS PRODUCTS
The Company markets a variety of telephones with unique styling and containing multiple features. The Company offers a variety of popularly-priced multicolored trimline and feature telephones and telephone answering machines which are produced by the joint venture. Some of the features available on the Company's telephone products include cordless, handsfree speaker, true hold and conferencing, high-speed dial function, memory capability, last number redial, ringer silencer, programmable direct access emergency buttons, pushbutton operation, and pulse/touchtone switch, making them usable with all long distance networks. The Company has recently introduced several models of Caller ID.

For the fiscal year ended March 31, 1996, sales of the Company's telecommunications products aggregated $6,786,584 or 35% of total sales. For the fiscal year ended March 31, 1995, sales of these products were $10,726,679 or 43% of total sales.

VIDEO PRODUCTS
The Company designs and markets blank video cassette tapes and other video products, including a wireless remote control converter and several models of preprogrammed Universal Remote Controllers.

For the fiscal year ended March 31, 1996, sales of the Company's video products and accessories aggregated $3,504,619 or 18% of total sales for the year. For the fiscal year ended March 31, 1995, sales of these products were $6,319,395 or 26% of total sales.

FCC REGULATION
The Federal Communications Commission establishes technical standards for telecommunications equipment and products transmitting signals over the airways and allocates frequencies for cordless telephones. These regulations have had no material effect upon the Company's business or its products to date, and all products subject to such regulation comply with the FCC requirements.

IMPORT MATTERS
The Company imports virtually all of its security, telecommunications and video products. The Company, as an importer, is subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions, including loss of Most Favored Nation status, and currency fluctuations. The Company has attempted to protect itself from fluctuations in currency exchange rates to the extent possible by negotiating most commitments in U.S. Dollars. The Company's purchases are subject to delays in delivery due to problems with shipping and docking facilities, as well as other problems associated with purchasing products abroad. The Company imports a majority of its products from the People's Republic of China. The loss of China's Most Favored Nation status with the United States would most likely have a material adverse impact on the Company's business until competitive alternative sources of supply were obtained.

SALES AND MARKETING
The Company's products are generally marketed to retailers, wholesale distributors, service companies, catalog and mail order companies and to other distributors. Sales are made both by the Company and by approximately 31 independent sales organizations which are compensated by commissions. The Company has agreements with the sales organizations which are cancelable by either party upon 30 days notice. The Company does not believe that the loss of any one of these organizations would have a material adverse effect upon its business.

The Company also promotes its products through its own sales catalogs and brochures, which are mailed directly to trade customers, and through advertising in trade journals. The Company's customers, in turn, advertise the Company's products in their own catalogs and brochures and in their ads in newspapers and other media. The Company also exhibits and sells its products at various trade shows, including the annual International Consumer Electronics Show in Las Vegas, Nevada. The Company's domestic marketing strategy is designed to attract retailing customers outside the consumer electronics industry, such as supermarkets, drug stores, variety stores and home centers.

Sales by the Company are made by officers and full-time employees of the Company, four of whom are also engaged in sales management and training. Sales outside the United States, which are made by officers of the Company and through exporters, were less than 20% of total sales in fiscal 1996. The Company's foreign marketing strategy is to increase sales of products from the Hong Kong Joint Venture to overseas markets.

The Company's products are retailed to "do-it-yourself" consumers by chain and independent department, discount, drug, electrical, electronic, building supply and hardware stores; as well as through catalog and mail-order houses. The Company also distributes its products through special markets such as premium/incentive, direct mail, catalog and showroom sales. The Company does not currently market any significant portion of its products directly to end users.

The Company's backlog of orders believed to be firm as of March 31, 1996 was approximately $2,753,530. The Company's backlog as of March 31, 1995, was approximately $4,521,000. The decrease in backlog is a function of the timing of orders received from its customers.

SUPPLIERS - JOINT VENTURE
The Company has a 50% interest in a joint venture with a Hong Kong Corporation (Hong Kong Joint Venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of certain consumer electronic products sold by the Company. The Company believes that this joint venture arrangement will ensure a continuing source of supply for each product at competitive prices. At the present time, the Company buys approximately 53% of its total purchases from the Hong Kong Joint Venture. The products produced by the Hong Kong Joint Venture include most of the video tape purchased by the Company, smoke detectors and certain models of telecommunications products. The Company is currently pursuing the development of additional products to be produced by the Hong Kong Joint Venture. A loss of China's Most Favored Nation status with the United States or changes in economic and political conditions in China could adversely affect the value of the Company's investment in the Hong Kong Joint Venture. Refer to Note C of the Financial Statements in Item 8 for a comparison of annual sales and earnings of the Hong Kong Joint Venture.

SUPPLIERS - OTHERS
Telecommunications, video and security products not manufactured for the Company by the Hong Kong Joint Venture are manufactured by other foreign suppliers for the Company. The Company's relationships with its suppliers are good. The Company believes that the loss of any of its suppliers could have a short-term adverse effect on its operations, but that replacement sources could be developed.

CHINA CELLULAR TELEPHONE PROJECT
In the year ended March 31, 1993, the Hong Kong Joint Venture entered into the Cellular Joint Venture with a People's Republic of China company to design and develop a portable cellular telephone for manufacture and sale in China. The Hong Kong Joint Venture has a 30% interest in the Cellular Joint Venture. The Cellular Joint Venture has engaged the Hong Kong Joint Venture to design and develop two versions of a portable cellular telephone for a fee of $3.5 million. Through March, 1996, the Hong Kong Joint Venture has received $3,150,000 of the $3.5 million fee. For the years ended March 31, 1996 and 1995, the Hong Kong Joint Venture has recorded a profit of $0 and $500,000, respectively, on the development contract. Presently, the Hong Kong Joint Venture has received approval for the design of both the first and second versions of its cellular telephone for marketing both inside and outside of China. As a result of these approvals, the Cellular Joint Venture has begun the initial stages of field testing the approved versions.

COMPETITION
The market for telephones and telephone products is highly competitive and subject to sudden shifts in consumer preferences and rapid changes in technology. Since deregulation of the telephone industry, many companies have entered the market, competing with lower prices and the continuous introduction of new products incorporating the most advanced technology. The Company competes with many other companies such as AT&T, IT&T, Southwestern Bell, Bell South, Panasonic, Sony, Dynascan, Uniden, Unisonic and other major companies competing for the same markets, almost all of which have much greater financial resources than the Company. The Company believes, however, that its products compete favorably with other products in the marketplace primarily by reason of styling and pricing.

In the video products industry, there are numerous competitors for each product in the Company's line of video products. Blank VHS video cassettes are marketed by many companies, including such large international firms as Scotch, Polaroid, BASF, Sony, Fuji, Maxell and TDK. The Company's channel converter competes with similar products marketed by such companies as Zenith, General Instrument, Recoton, Hamlin, Gemini and Panasonic. Virtually all of these competitors have greater financial resources than the Company. The Company believes, however, that its products compete favorably with other products in the marketplace primarily by reason of styling and pricing.

In the security lighting area, the Company competes with All-Trade, Woods Wire, Intelectron and Heath-Zenith. In the smoke detector area, the Company competes with Pittway, BRK, Fyrenetics and Firex. Many of these companies have greater financial resources and financial strength than the Company. The Company believes that its security products compete favorably with other such products in the market primarily on the basis of styling and pricing. The security industry in general, however, involves rapidly changing technology, and the success of the Company's products may depend on the Company's ability to improve and update the technology of its products in a timely manner and to adapt to new technological advances.

EMPLOYEES
The Company has approximately 30 employees, approximately 15 of whom are engaged in administration and sales, and the balance of whom are engaged in product development and servicing.

The Company's employees are not unionized. The Company believes that its relations with its employees are satisfactory.

ITEM 2.

PROPERTIES
The Company's main facility, located in Baltimore County, Maryland, contains approximately 32,000 square feet on approximately six acres and is used for research and development, warehousing and administrative and executive offices. This facility was completed in December 1993 and is subject to a mortgage with a balance of $1,290,900 as of March 31, 1996. The Company has listed for sale four undeveloped acres.

In addition, the Hong Kong Joint Venture's manufacturing facility consists of six buildings totaling 100,000 square feet. Three of the buildings (totaling 31,000 square feet) are leased pursuant to a long-term lease which expires in 2010. The other three buildings (69,000 square feet) are owned by the joint venture and were built on property leased for a 48 year term.

ITEM 3.

LEGAL PROCEEDINGS
On November 2, 1995, the Company was served with a Complaint filed by Black & Decker (U.S.) Inc. and related entities against the Company and others in the United States District Court for the Eastern District of Virginia. The Complaint alleges patent and copyright infringement by the Company in connection with its flexible flashlight, marketed under the name "PRETZL LITE." The Complaint seeks triple damages for the infringement, costs and attorneys' fees, and various injunctive relief prohibiting further infringement. The Company engaged patent counsel to defend the suit.

As a result of a series of hearings, the claims against the Company have been consolidated into a single action. The Company has asserted unfair competition counter claims against Black & Decker.

It is the opinion of the Company and the Company's counsel that the Company has asserted several strong defenses to the litigation and that a favorable outcome is anticipated because, in part, similar devices by other manufacturers have been found not to infringe. However, counsel has also advised that, as with all litigation, the extent of liability is uncertain and, in the unlikely event that Black & Decker were to obtain a judgment in this matter, such judgment could have a material adverse effect.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the over-the-counter market. The following table shows the fiscal 1995 and 1996 quarterly high and low bid prices for the Company's Common Stock as reported by NASDAQ. The bid quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions and may not represent actual transactions.

Fiscal year ended March 31, 1995

                                        Bid Prices
                                   High           Low
     First Quarter                 1-5/8          1-5/16
     Second Quarter                1-7/8          1-1/2
     Third Quarter                 1-3/4          1-1/4
     Fourth Quarter                1-7/16         1-1/8

Fiscal year ended March 31, 1996

                                        Bid Prices
                                   High           Low
     First Quarter                 1-3/16         1-3/16
     Second Quarter                1-7/16         7/8
     Third Quarter                 1-1/2          7/8
     Fourth Quarter                1-9/16         1-5/16


As of June 19, 1996, there were approximately 703 holders of record of the Company's Common Stock.

The Company has not paid any cash dividends on its Common Stock in the last three years. It is the Company's present intention to retain all earnings for use in its operations.

ITEM 6.

SELECTED FINANCIAL DATA

                                    Year Ended March 31,
                1996          1995          1994         1993         1992
Operations

Net sales   $19,507,889   $24,841,794   $25,804,715   $23,013,066  $25,739,931

(Loss)
earnings
before
equity in
earnings of
joint
venture,
income taxes
and
extraordinary
items        (1,316,990)   (2,220,460)   (1,230,834)   (1,326,653)      269,833

(Loss)
earnings
before
extraordinary
items        (1,098,817)   (1,296,426)       36,931      (783,720)      369,764

Extraordinary
items(1)                                                                102,355

Net (loss)
income       (1,098,817)   (1,296,426)       36,931      (783,720)      472,119

Per common
 share:
  (Loss)
  earnings
  before
  equity
  in
  earnings
  of joint
  venture,
  income
  taxes
  and
  extraordinary
  items           (.41)          (.68)         (.37)         (.41)          .08

  (Loss)
  earnings
  before
  extraordinary
  items           (.34)          (.40)          .01          (.24)          .11

  Net (loss)
  income          (.34)          (.40)          .01          (.24)          .14

Weighted
average
number of
common
shares
out-
standing      3,245,587     3,242,595     3,237,608     3,227,195    3,224,839

Financial
Condition

Total
assets       12,676,391    13,732,846    15,864,756     11,767,934   11,507,186

Long-term
debt and
obligations
(non-
current)      1,277,394       497,222       927,500
Working
capital       2,194,108     2,728,405     4,777,650      6,146,506    7,555,129

Current
ratio         1.46 to 1     1.50 to 1     1.81 to 1      3.23 to 1    5.38 to 1

Share-
holders'
equity        6,675,915     7,774,540     9,063,910      9,011,887    9,783,331

Share-
holders'
equity
per
share              2.06          2.40          2.80           2.79         3.03


(1)Reduction of income taxes arising from carryforward of prior years'
   operating losses

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

SALES
In fiscal year 1996, sales decreased by $5,333,905 (21%) from the prior year. This decrease was primarily due to a decreased demand for certain of the Company's telecommunications products, which amounted to approximately $3,940,095 and a decrease in video products of $2,814,776, partially offset by the sale of a new security products, which amounted to approximately $1,420,966. Sales of security products for the fiscal year totaled $9,216,686 (47%), while sales of telecommunications and video products were $6,786,584 (35%) and $3,504,619 (18%), respectively.

In fiscal year 1995, sales decreased by $962,921 (4%) from the prior year. This decrease was primarily due to a decreased demand for certain of the Company's video products, which amounted to approximately $1,700,000, partially offset by the sale of a new telecommunications product to an existing customer, which amounted to approximately $1,000,000. Sales of security products for the fiscal year totaled $7,795,720 (31%), while sales of telecommunications and video products were $10,726,679 (43%) and $6,319,395 (26%), respectively.

NET PROFIT AND LOSS
The Company incurred a net loss of $1,098,817 for fiscal year 1996 as compared to a net loss of $1,296,426 for fiscal year 1995. The most significant reasons are reductions in research and development, and selling, general and administrative expenses, partially offset by a reduction in equity earnings of the Joint Venture.

The Company incurred a net loss of $1,296,426 for fiscal year 1995, as compared to net income of $36,931 for fiscal year 1994. The decline in results in 1995 was due to a decrease in gross profit margin of $638,531, an increase in interest expense of $313,137 and a decrease in Joint Venture earnings of $343,731. The two most significant reasons for the decrease in gross profit margin were the decrease in sales and special promotional allowances associated with the selling of certain slow-moving inventory, which were approximately equal in amount. These reasons amounted to approximately one-half of the decrease in gross profit margin.

EXPENSES
In fiscal year 1996, research, selling, general and administrative expenses decreased by approximately $850,000 (18%) from the prior year. As a percentage of sales, research, selling, general and administrative expenses were 20% for the fiscal year ended March 31, 1996 and were 19% for the prior year.

In fiscal year 1995, research, selling, general and administrative expenses increased by approximately $39,000 (1%) from the prior year. As a percentage of sales, research, selling, general and administrative expenses were 19% for the fiscal year ended March 31, 1995 and were 18% for the prior year.

INTEREST EXPENSE AND INCOME
Interest expense for fiscal 1996 decreased to $543,352 from $582,581 in 1995 due to a decrease in the average outstanding debt during the period resulting from decreased inventory levels in the current fiscal year. Interest income decreased to $4,935 in fiscal 1996 from $4,970 in fiscal 1995.

Interest expense for fiscal 1995 increased to $582,581 from $269,444 in 1994 due to an increase in the average outstanding debt during the period resulting from increased inventory levels in the year ended March 31, 1995. Additionally, interest rates were approximately 25% higher in the year ended March 31, 1995, in comparison to 1994. Interest income decreased to $4,970 in fiscal 1995 from $15,236 in fiscal 1994.

FINANCIAL CONDITION AND LIQUIDITY
Cash needs of the Company are currently met by funds generated from operations and the Company's line of credit with a financial institution which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $3,118,000 has been utilized in short-term borrowings and letter of credit commitments as of March 31, 1996. The amount available under the line of credit as of March 31, 1996 was approximately $100,000 based on the specified percentages. The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to 1% in excess of the prime rate of interest charged by the Company's lender.
The loan is collateralized by the Company's accounts receivable and inventory. During the year ended March 31, 1996, working capital decreased by $534,297, from $2,728,405 on March 31, 1995 to
$2,194,108 on March 31, 1996.

Operating activities provided cash of $206,748 for the year ended March 31, 1996. This was primarily due to a decrease in accounts receivable of $1,089,291, an increase in accounts payable of $231,202 partially offset by the net loss of $1,098,817 and the undistributed joint venture earnings of $218,173. For the prior fiscal year, operating activities provided cash of $1,575,406, which was mainly due to a decrease in accounts receivable and inventories of $921,324 and $1,411,789, respectively, an increase in accounts payable of $826,664 partially offset by the net loss of $1,296,426 and the undistributed joint venture earnings of $424,034.

Investing activities used cash of $93,924, mainly due to the purchases of equipment . For the same period last year, investing activities used $94,965, primarily due to the purchases of equipment.

Financing activities used cash of $188,840 mainly due to the refinancing of the Company facilities, offset by the net repayment of short-term debt and principal payments on long-term debt. For the same period last year, financing activities used cash of $1,581,770 primarily due to the net repayment of short-term debt and principal payments on long-term debt.

During the fiscal year ended March 31, 1995, the Company received a distribution of $500,000 from the Hong Kong Joint Venture, of which $400,000 was used to reduce the mortgage indebtedness on its headquarters building. During the year ended March 31, 1996, the Company refinanced its mortgage indebtedness. The terms of the new financing are a $1,300,000 loan repayable in 60 equal monthly installments of principal and interest based on a 25 year amortization schedule, with interest at the rate of 10%. The full outstanding balance is due at the end of the 60 month period. The refinancing resulted in an increase in cash available to the Company of approximately $700,000, which was used to repay existing debt, and in operating activities.

The Company believes that its line of credit and its working capital provide it with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months.

HONG KONG JOINT VENTURE
In fiscal year 1996, sales of the Hong Kong Joint Venture were $9,977,272 compared to $15,260,179 and $16,153,285 in fiscal years 1995 and 1994, respectively.

Net income was $436,345 for the year ended March 31, 1996 compared to $1,848,069 and $2,535,529 in fiscal years 1995 and 1994, respectively. The decrease in income for the year ended March 31, 1996 was due primarily to a decrease in sales. Fiscal 1994 results included approximately $368,000 of income relating to a favorable ruling from the Hong Kong Inland Revenue Department related to an exemption of Hong Kong income taxes for the Hong Kong Joint Venture's percent of business done in China. Exclusive of this item, the primary reason for the decrease in net income of approximately $200,000 in fiscal 1995 from 1994 was the decrease in sales.

Selling, general and administrative expenses were $1,456,591, $1,672,523 and $1,503,602 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively. As a percentage of sales, expenses were 15%, 11% and 9% for fiscal 1996, 1995 and 1994, respectively. The increase in expenses as a percentage of sales in fiscal 1996 was primarily due to a decrease in sales, without a corresponding decrease in expenses.

Interest income net of interest expense was $191,916 for the year ended
March 31, 1996 compared to $74,741 and $17,766 in fiscal years 1995 and 1994, respectively. The increase in net interest income was primarily due to the short-term investment of a higher level of cash balances during the year.

Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During the year ended March 31, 1996, working capital decreased by $688,719, from $1,401,158 on March 31, 1995 to $712,439 on March 31, 1996.

Subsequent to year end, the Company received a distribution of earnings from the Joint Venture in the amount of $1,000,000, which was used to retire an expiring credit line, and in operations.

INFLATION
The Company believes that inflation has not had a material effect upon its results of operations, and liquidity and capital resources for any of the periods presented.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Description                                                           Page

Reports of Independent Auditors                                        13

Financial statements

     Consolidated balance sheets, March 31, 1996 and 1995              15

     Consolidated statements of operations for the years ended
       March 31, 1996, 1995 and 1994                                   17

     Consolidated statements of shareholders' equity for the
       years ended March 31, 1996, 1995 and 1994                       18

     Consolidated statements of cash flows for the years ended
       March 31, 1996, 1995 and 1994                                   19

     Notes to consolidated financial statements                        20

INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Universal Security Instruments, Inc.

We have audited the accompanying consolidated balance sheet of Universal Security Instruments, Inc. and subsidiaries as of March 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Hong Kong Joint Venture, the Corporation's investment which is accounted for by use of the equity method. The Corporation's equity of $3,660,350 in the Hong Kong Joint Venture's net assets at March 31, 1996, and of $218,173 in that company's net income for the year then ended is included in the accompanying consolidated financial statements. The financial statements of the Hong Kong Joint Venture were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Universal Security Instruments, Inc. at March 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic 1996 consolidated financial statement taken as a whole. The 1996 supplemental schedule is presented for the purpose of additional analysis and is not a required part of the basic 1996 consolidated financial statements. The 1996 supplemental schedule is the responsibility of the Company's management. Such 1996 supplemental schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic 1996 consolidated financial statements taken as a whole.

Deloitte & Touche LLP
June 25, 1996
Baltimore, Maryland

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Universal Security Instruments, Inc.

We have audited the consolidated balance sheet of Universal Security Instruments, Inc. and subsidiaries as of March 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for for each of the two years in the period ended March 31, 1995. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and this schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Security Instruments, Inc. at March 31, 1995 and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
June 21, 1995
except for Note D, as to which the date is June 26, 1995

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

                                                          March 31,
                                                   1996             1995
CURRENT ASSETS
  Cash                                              $97,793          $173,809
  Time deposits                                       8,748             8,322
  Accounts receivable:
    Trade (less allowance for doubtful
      accounts of $25,771 in 1996 and
      $50,000 in 1995)                            2,033,092         3,129,869
    Officers and employees                           40,678            33,192

                                                  2,073,770         3,163,061
    Inventories:
      Finished goods                              4,099,907         4,252,825
      Raw materials - foreign locations             152,303           163,756

                                                  4,252,210         4,416,581

    Prepaid expenses                                484,669           427,716

TOTAL CURRENT ASSETS                              6,917,190         8,189,489

INVESTMENT IN JOINT VENTURE                       3,660,350         3,366,951

PROPERTY, PLANT AND EQUIPMENT                     1,985,790         2,074,073

OTHER ASSETS                                        113,061           102,333

TOTAL ASSETS                                    $12,676,391       $13,732,846

See notes to consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          March 31,
                                                   1996              1995
CURRENT LIABILITIES
  Short-term borrowings                          $2,993,685        $3,869,711
  Current maturity of long-term debt                 13,488           106,666
  Accounts payable                                  858,557           560,064
  Accounts payable - joint venture                  750,000           750,000
  Accrued liabilities:
    Payroll, commissions and
      payroll taxes                                  71,372           128,600
    Other                                            35,980            46,043

TOTAL CURRENT LIABILITIES                         4,723,082         5,461,084

LONG-TERM DEBT, less current portion              1,277,394           497,222

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value per
    share; authorized 20,000,000
    shares; issued and outstanding
    3,245,587 shares in 1996 and
    3,245,382 shares in 1995                         32,456            32,454
  Additional paid-in capital                     10,429,588        10,429,398
  Retained earnings (deficit)                    (3,786,129)       (2,687,312)

TOTAL SHAREHOLDERS' EQUITY                        6,675,915         7,774,540

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $12,676,391       $13,732,846

See notes to consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year ended March 31,
                                       1996           1995          1994
Net sales                           $19,507,889    $24,841,794    $25,804,715

Cost of goods sold                   16,369,364     21,713,689     22,038,079

GROSS PROFIT                          3,138,525      3,128,105      3,766,636

Research and development expense        220,051        446,178        582,829

Selling, general and
  administrative expense              3,696,740      4,327,921      4,151,812

Operating loss                         (778,266)    (1,645,994)      (968,005)

Other income (expense):
  Interest income                         4,935          4,970         15,236
  Interest expense                     (543,352)      (582,581)      (269,444)
  Other                                    (307)         3,145         (8,621)

                                       (538,724)      (574,466)      (262,829)

LOSS BEFORE EQUITY IN
EARNINGS OF JOINT VENTURE            (1,316,990)    (2,220,460)    (1,230,834)

Equity in earnings of joint venture     218,173        924,034      1,267,765

NET (LOSS) INCOME                   $(1,098,817)   $(1,296,426)       $36,931

Per common share amounts:
  Primary                                 $(.34)         $(.40)          $.01
  Fully diluted                            (.34)          (.40)           .01

Weighted average number of
common shares outstanding:
  Primary                             3,245,587      3,242,595      3,237,608
  Fully diluted                       3,245,587      3,242,595      3,237,608

See notes to consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                       Additional     Retained
                     Common Stock       Paid-In       Earnings
                  Shares     Amount     Capital       (Deficit)      Total
Balance
at April 1,
1993            3,230,358   $32,304   $10,407,400   $(1,427,817)   $9,011,887

Net income
for 1994                                                 36,931        36,931

Common stock
issued pursuant
to exercise
of stock
options             5,000        50         7,450                       7,500

Common stock
issued to
employees
through employee
stock purchase
plan                4,477        44         7,548                       7,592


Balance
at March 31,
1994            3,239,835    32,398    10,422,398    (1,390,886)    9,063,910

Net loss
for 1995                                             (1,296,426)   (1,296,426)

Common stock
issued to
employees
through employee
stock purchase
plan                  547         6           800                         806

Common stock
issued to
employees
as compensation     5,000        50         6,200                       6,250


Balance
at March 31,
1995            3,245,382    32,454    10,429,398    (2,687,312)    7,774,540


Net loss
for 1996                                             (1,098,817)   (1,098,817)

Common stock
issued to
employees
through employee
stock purchase
plan                  205         2           190                         192


Balance
at March 31,
1996            3,245,587   $32,456   $10,429,588   $(3,786,129)   $6,675,915

See notes to consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year ended March 31,
                                        1996           1995          1994
OPERATING ACTIVITIES
  Net (loss) income                  $(1,098,817)   $(1,296,426)      $36,931
  Adjustments to reconcile net
    (loss) income to net cash
    provided by (used in)
    operating activities:
      Depreciation and
        amortization                     181,781        200,166       131,207
      Provision for losses on
        accounts receivable                              27,330       114,168
      Undistributed earnings of
        joint venture                   (218,173)      (424,034)   (1,017,765)
      (Gain) loss on sale of
        property, plant and
        equipment                                        (7,200)        5,258
      Changes in operating
        assets and liabilities:
          Decrease (increase) in
            accounts receivable        1,014,065        921,324    (1,105,655)
          Decrease (increase) in
            inventories and
            prepaid expenses             107,418      1,411,789      (778,272)
          Increase in accounts
            payable and accrued
            liabilities                  231,202        746,286       198,158
          Increase in other assets       (10,728)        (3,829)      (19,619)

NET CASH PROVIDED BY USED IN
OPERATING ACTIVITIES                     206,748      1,575,406    (2,435,589)

INVESTING ACTIVITIES
  Purchases of property, plant
    and equipment                        (93,498)      (110,755)   (1,494,460)
  Increase in time deposits                 (426)          (265)         (210)
  Proceeds from sale of property,
    plant and equipment                                  16,055        47,000

NET CASH USED IN INVESTING ACTIVITIES    (93,924)       (94,965)   (1,447,670)

FINANCING ACTIVITIES
  Net (repayment) issuance of
    short-term debt                     (876,026)    (1,195,214)    2,849,141
  Proceeds from issuance of
    long-term debt                     1,300,000        110,000     1,050,000
  Principal payments on long-term
    debt                                (613,006)      (503,612)      (52,500)
  Proceeds from issuance of
    common stock                             192          7,056        15,092

NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                    (188,840)    (1,581,770)    3,861,733

DECREASE IN CASH                         (76,016)      (101,329)      (21,526)

CASH AT BEGINNING OF YEAR                173,809        275,138       296,664

CASH AT END OF YEAR                      $97,793       $173,809      $275,138

Supplemental information:
  Interest paid                         $543,352       $582,581      $311,453
  Income taxes paid                        -              -             -

See notes to consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development: Research and development costs are charged to operations as incurred.

Accounts Receivable: The Company provides allowances for doubtful receivables by a charge against income in amounts equal to the estimated losses that will be incurred in collection of all receivables.
The estimated
losses are based on historical collection experience and a review of the current status of the existing receivables. Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectible.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment: Property, plant and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization is provided for by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are as follows:

     Building                 -    40 years
     Machinery and equipment  -    5 to 10 years
     Furniture and fixtures   -    5 to 15 years
     Computer equipment       -    5 years

Income Taxes: The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes." For further information (see Note F).

Net Income per Share: Primary and fully diluted net earnings per share are computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include the dilutive effect of outstanding stock options calculated under the treasury stock method. Stock options are antidilutive for the fiscal years 1996, 1995 and 1994.

Reclassifications: Certain amounts reported in the 1995 financial statements have been reclassified to conform with the 1996 financial statement presentation.

NOTE B - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                             March 31,
                                                       1996           1995
Land and improvements                                 $305,079       $305,079
Building and improvements                            1,412,271      1,384,005
Machinery and equipment                                810,172        798,636
Furniture and fixtures                                 241,366        201,425
Computer equipment                                      46,379         32,624

                                                     2,815,267      2,721,769

Less accumulated depreciation and amortization         829,477        647,696

                                                    $1,985,790     $2,074,073

NOTE C - INVESTMENT IN JOINT VENTURE

The Company maintains a joint venture with a Hong Kong Corporation, which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. As of March 31, 1996, the Company has invested approximately $3,660,000 for their 50% interest in the joint venture. The investment has been accounted for using the equity method of accounting.

Additionally, the joint venture has a 30% interest in a separate joint venture with a People's Republic of China company to design and develop a portable cellular phone for manufacture and sale in China. Included in the results of the 50% owned Hong Kong Joint Venture for the year ended March 31, 1995 is $500,000 of profit related to a $3.5 million contract for the design and development of the cellular telephone. No such profits were recorded in the year ended March 31, 1996. The contract is being accounted for under the percentage of completion method.

The following represents summarized financial information from the financial statements of the joint venture as of March 31, 1996 and 1995 and for the years ended March 31, 1996, 1995 and 1994.

                                                Year Ended March 31,
                                          1996          1995          1994
Current assets                         $4,807,113    $5,224,472
Property and other assets               4,694,364     5,101,071

Total                                  $9,501,477   $10,325,543

Current liabilities                    $4,094,674    $3,893,515
Non-current liabilities                   141,384       106,554
Shareholders' equity                    5,265,419     6,325,474

Total                                  $9,501,477   $10,325,543

Net sales                              $9,977,272   $15,260,179   $16,153,285
Gross profit                            1,640,186     3,308,602     3,396,897
Net income                                436,345     1,848,069     2,535,529

As of and for the years ended March 31, 1996, 1995 and 1994, the period ending exchange rate and the weighted average exchange rates are approximately 7.75 Hong Kong dollars to each U.S. dollar.

Current liabilities at March 31, 1996 include $2,000,000 in dividends payable to shareholders which were distributed in April 1996.

During the years ended March 31, 1996, 1995 and 1994, the Company purchased $9,206,000, $13,832,000 and $13,506,000, respectively, of finished product from the joint venture, which represents 53%, 81% and 65%, respectively, of the Company's total finished product purchases. The Company has an agreement with the joint venture, expiring in April 1996, whereby the Company is provided 60 day payment terms for finished goods purchases up to $750,000, at an interest rate of 12%. Subsequent to year end, this line was retired and paid in full.

NOTE D - DEBT

Debt consisted of the following:

                                                           March 31,
                                                       1996          1995
Short-term borrowings                               $2,993,685     $3,869,771
Promissory notes - long-term                         1,290,882        603,828

                                                     4,284,567      4,473,599

Less current maturities                              3,007,173      3,976,377

                                                    $1,277,394       $497,222

The short-term borrowings relate to the Company's agreement with a financial institution to provide a maximum line of credit of the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory consisting of a revolving line of credit and letter of credit. The outstanding principal balance of the revolving credit line ($2,993,685 at March 31, 1996) is payable on demand. The interest rate on the revolving credit line is equal to 1% in excess of the prime rate of interest (10% at March 31, 1996). As of March 31, 1996, the amount available for borrowings under the line was approximately $100,000 based on the specified percentages. The loan is collateralized by the Company's accounts receivable and inventory. The agreement does not contain any provision for compliance with financial covenants. The weighted average interest rate on outstanding short-term borrowings for the years ended March 31, 1996, 1995 and 1994 was 11.0%, 9.0% and 6.8%, respectively.

In connection with the financing of the Company's new headquarters building in 1993, the Company borrowed $1,050,000, pursuant to a promissory note. The note was payable in 60 equal monthly installments of principal, based on a 15 year amortization schedule, together with interest on the full unpaid balance, with a balloon payment and certain other costs at the end of the 60 month period. Interest accrues at a rate of 2.5% over the Wall Street
Journal prime rate (111/2% at March 31, 1995). The Company borrowed the funds from an affiliate of the Hong Kong Corporation which maintains the other 50% interest in the Company's joint venture (see Note C). Subsequent to March 31, 1995, the Company refinanced its mortgage on the above building. The terms of the new financing are a $1,300,000 loan repayable in 60 equal monthly installments of principal and interest, based on a 25 year amortization schedule, with an interest rate of 10%. The full outstanding balance is due at the end of the 60 month period.

The fair value of debt is estimated to approximate its carrying value at March 31, 1996, based on borrowing rates currently available with similar terms and maturity.

The annual maturities for all debt outstanding at March 31, 1996 are: 1997, $3,007,173; 1998, $14,655; 1999, $16,190; 2000, $1,246,549.

NOTE E - LEASES

Rental expense under operating leases was $136,000 for the year ended March 31, 1994. There were no operating leases for either of the years ended March 31, 1996 or March 31, 1995.

NOTE F - INCOME TAXES

At March 31, 1996, the Company has net operating loss carryforwards in the United States of approximately $6,526,000 for income tax purposes that expire in years 1999 through 2011 and tax credit carryforwards of approximately $71,000 in the United States. From 1995 to 1996 and 1994 to 1995, the deferred tax asset valuation allowance increased by $339,555 and $451,110, respectively. These net increases are mainly due to allowances provided for domestic loss carryforwards generated during 1995 and 1996.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                            March 31,
                                                         1996        1995
Deferred tax liabilities:
  Deferred gain on involuntary conversion               $71,092      $94,790
  Unremitted joint venture earnings not
    considered permanently reinvested                   380,000      224,580
  Other                                                               13,120

    Gross deferred tax liabilities                      451,092      332,490

Deferred tax assets:
  Other accruals and reserves                            43,993       60,311
  Other                                                  33,419
  NOL carryforwards and tax credits                   2,479,756    2,038,700

    Gross deferred tax assets                         2,557,168    2,099,011

  Valuation allowance                                (2,106,076)  (1,766,521)

  Net deferred tax assets                                   $-0-         $-0-

The Company's portion of the undistributed earnings of the joint venture as of March 31, 1996 is approximately $2,181,000 of which approximately $1,181,000 is considered permanently reinvested. Therefore, deferred taxes have not been provided on this amount. If that amount were repatriated, United States taxes of approximately $449,000 would result; however, the Company's domestic net operating loss carryforwards would eliminate the effect of such additional taxes.

The reconciliation of the income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                           3/31/96       3/31/95     3/31/94
Federal tax (benefit) expense at
  statutory rate on earnings (loss)
  before extraordinary item (34%)         $(373,598)    $(440,785)    $12,557

Equity in earnings from joint venture       (80,023)     (314,172)   (431,040)

Dividends received from joint venture
  for which deferred taxes were not
  previously provided                                     170,000      85,000

Effect of net operating
  loss carryforwards                        394,629       585,960     323,581

Other                                        58,992        (1,003)      9,902

                                                $-0-          $-0-       $-0-

Investment and other tax credits are accounted for by the flow-through method.

NOTE G - COMMON STOCK

Under terms of the Company's 1978 Non-Qualified Stock Option Plan, as amended, 975,000 shares of common stock are authorized for the granting of stock options, of which 46,075 shares have been issued as of March 31, 1996, leaving 928,925 available for issuance upon exercise of options granted, or available for future grants to employees and directors. Under provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable. All options expire five years from the date of grant.

The following tables summarize the status of options under the Non-Qualified Stock Option Plan at March 31, 1996 and option transactions for the two years then ended:

Status as of March 31, 1996                             Number of Shares

Presently exercisable                                         509,000
Exercisable in future years                                    32,500
Total outstanding                                             541,500
Available for future grants                                   387,425

Shares of common stock reserved                               928,925

Outstanding options:
     Number of holders                                             14
     Average price per share                                    $1.97
     Expiration dates                   December 1996 to January 2001


Transactions for the Two Years Ended March 31, 1996:

                                             Weighted Average
                               Number of        Per Share          Total
                                Shares         Option Price     Option Price
Outstanding at
March 31, 1994                  698,000           $1.98          $1,381,775
  Granted                       350,000            2.25             787,150
  Canceled                     (458,500)           2.24          (1,025,700)

Outstanding at
March 31, 1995                  589,500            1.94           1,143,225
  Granted                        12,500            2.28              28,450
  Canceled                      (60,500)           2.09            (168,825)

Outstanding at
March 31, 1996                  541,500           $1.85          $1,002,850

Under the terms of the Company's 1988 Employee Stock Purchase Plan, eligible employees can purchase shares of the Company's common stock through payroll deductions at a price equal to 90% of the asked price of the shares. The Company has reserved 100,000 shares of common stock for issuance under the Plan. No member of the Board of Directors who is not an employee of the Company, and no member of the committee administering the Plan, can participate in the Plan. At March 31, 1996, approximately 65,000 shares remain reserved for issuance under this Plan.

During the year ended March 31, 1996, 715,000 outstanding warrants expired.

During October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." SFAS 123 encourages employers to adopt its prescribed fair value-based method of accounting to recognize compensation expense for employee stock compensation plans, however, it does allow the Company to continue to account for its plans using its current method. The Company intends to adopt the provisions of SFAS 123 effective April 1, 1996 under its disclosure-only alternative.

NOTE H - BENEFIT PLAN

The Company maintains a 401(k) defined contribution plan for its employees. For calendar years 1996, 1995 and 1994, the Company has elected to contribute 2% of each eligible employee's salary to the Plan. Additionally, the Company has elected to match 20% of employee contributions, up to a maximum of $200, and to provide an aggregate contribution of 3% of corporate net income to be allocated among Plan participants. The 401(k) expense for the years ended March 31, 1996, 1995 and 1994 was $32,486, $41,305 and $44,572, respectively.

NOTE I - COMMITMENTS

The Company has employment agreements with two of its officers, both expiring on March 31, 1998. The fixed aggregate annual remuneration under these agreements approximates $500,000 per year. In addition, the agreements provide incentive compensation to these officers based on the Company's achievement of certain levels of earnings.

Outstanding letter of credit commitments which are used solely for short-term inventory financing totalled $124,000 at March 31, 1996.

NOTE J - BUSINESS AND SALES INFORMATION

The Company is a manufacturer and wholesaler of a variety of products, principally of security, video and telecommunications devices and systems, for use in homes and businesses.

Approximately 11% of the Company's total sales were to a single customer in
1996. Approximately 19% and 12% of the Company's total sales were to a different single customer in 1995 and 1994, respectively.

NOTE K - LITIGATION

On November 2, 1995, the Company was served with a Complaint filed by Black & Decker (U.S.) Inc. and related entities against the Company and others in the United States District Court for the Eastern District of Virginia. The Complaint alleges patent and copyright infringement by the Company in connection with its flexible flashlight, marketed under the name "PRETZL LITE." The Complaint seeks triple damages for the infringement, costs and attorneys' fees, and various injunctive relief prohibiting further infringement. The Company engaged patent counsel to defend the suit.

As a result of a series of hearings, the claims against the Company have been consolidated into a single action. The Company has asserted unfair competition counter claims against Black & Decker.

It is the opinion of the Company and the Company's counsel that the Company has asserted several strong defenses to the litigation and that a favorable outcome is anticipated because, in part, similar devices by other manufacturers have been found not to infringe. However, counsel has also advised that, as with all litigation, the extent of liability is uncertain and, in the unlikely event that Black & Decker were to obtain a judgment in this matter, such judgment could have a material adverse effect.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

At its board meeting on February 13, 1996, the Board of Directors of the Company appointed the accounting firm of Deloitte & Touche LLP as independent accountants for the Company for the year ended March 31, 1996. The audit work of Ernst & Young LLP was terminated as of January 17, 1996. During the two most recent fiscal years and subsequent interim period preceding the termination of Ernst & Young LLP, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. Ernst & Young LLP's report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS

The Company's Board of Directors consists of three directors. The following is a list of individuals currently serving as directors of the Company, and individuals currently serving as executive officers of the Company:

                         Principal Occupation                        Director
                         for past five years                         since

Stephen Knepper     52   Director; Chairman of Board of                1970
                         the Company since 1970.

Michael Kovens      53   Director; President of the Company            1970
                         since 1970.

Mark Boyar          53   Director; President, Boyar Asset              1983
                         Management, Inc., New York,
                         NY, a registered investment
                         adviser; President, Mark Boyar &
                         Company, Inc., New York, NY, a
                         registered broker-dealer; and
                         Publisher and Director of Asset
                         Analysis Focus, New York, NY, a
                         monthly research analysis report.

Harvey Grossblatt   49   Executive Vice President of the
                         Company since December 1986;
                         Secretary and Treasurer of the
                         Company since September, 1988;
                         Vice President and Chief Financial
                         Officer of the Company from
                         October, 1983 through May 1995.

ITEM 11.

EXECUTIVE COMPENSATION

Table I.  Summary Compensation Table

The following table reflects the aggregate amount paid or accrued by the Company in its three most recent fiscal years, for each executive officer whose compensation exceeded $100,000 in that year.

                                         Long-Term Compensation
Name and                                    Awards      Payouts
Principal         Annual Compensation   Stock            LTIP      All Other
 Position  Year  Salary  Bonus  Other  Awards  Options  Payouts  Compensation(1)
Stephen
 C.
 Knepper   1996 $250,000   -      -      -        -        -         $2,700
Chairman
 of the
 Board     1995  237,500   -      -      -     95,000      -          3,250
           1994  250,000   -      -      -     50,000      -          5,014


Michael
 Kovens    1996 $250,000   -      -      -        -        -         $3,200
President  1995  237,500   -      -      -     95,000      -          3,200
           1994  250,000   -      -      -     50,000      -          4,619


Harvey
 Gross-
 blatt     1996 $143,675   -      -      -        -        -         $3,918
Executive
 Vice
 Pres-
 ident,    1995  143,269   -      -      -        -        -          2,840
 Secretary
 and
 Treasurer 1994  136,738   -      -      -     25,000      -          3,771

(1)Consists of Company contributions under its 401(k) plan.

Table II. Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
           Option/SAR Values

                                                                    Value
                                                 Number        of Unexercised
                                             of Unexercised      In-The-Money
                      Shares               Options at FY-End  Options at FY-End
                     Acquired      Value   Exerci-/Unexerci-  Exerci-/Unexerci-
Name                In Exercise  Realized   sable /  sable     sable /  sable
Stephen C. Knepper       -          -      215,000/-0-        -0-    /-0-
Michael Kovens           -          -      215,000/-0-        -0-    /-0-
Harvey Grossblatt        -          -       43,000/-0-        -0-    /-0-

EMPLOYMENT CONTRACTS

Stephen Knepper and Michael Kovens each have employment agreements with the Company which expire March 31, 1998. Both agreements prohibit competition with the Company during their term and for one year thereafter. Each employee is entitled to Base Compensation of $250,000 a year plus Incentive Compensation equal to specified percentages of the amount by which the Company's consolidated annual pre-tax profits in each fiscal year exceed the amount the Company would have received if the shareholders' equity (as defined in the agreements) in the Company were invested in United States Treasury Bills. The specified percentage is 5% of the first $1,000,000, 3-3/4% of the second $1,000,000, 2-1/2% of the third 1,000,000 and 1% of everything over $3,000,000. The employment agreements further provide that each employee is entitled to (i) certain life insurance and medical reimbursement benefits, (ii) upon death or disability, 75% of the Base Compensation for a period of 60 months (including Incentive Compensation for that year if death or disability occurs after the first three months of the fiscal year), (iii) deferred compensation upon termination of their employment in the amount of three times the annual Base Compensation, payable within 30 days after termination, and (iv) the continuation of certain life insurance and medical reimbursement benefits for a period of three years after termination.

DIRECTOR COMPENSATION

In the fiscal year ended March 31, 1996, the Company paid a director's fee of $10,000 to Mark Boyar, the Company's non-management director.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 19, 1996, the following persons were "beneficial owners" (as that term is defined under Rule 13d-3 promulgated by the Securities and Exchange Commission) of more than five percent of the Company's Common Stock.

Name and address of                     Shares                      Percent
beneficial owner                   Beneficially Owned(1)           of class

Michael Kovens                         745,408(2)                    22.9%
10324 South Dolfield Rd.
Owings Mills, MD 21117

Stephen Knepper                        343,493(3)                    10.6%
10324 South Dolfield Rd.
Owings Mills, MD 21117


(1) For the purpose of determining the percentages of stock beneficially owned, shares of stock subject to options exercisable within 60 days of June 19, 1996 are deemed to be outstanding.

(2) Includes 40,371 shares held by Mr. Kovens' adult children and 215,000 shares which Mr. Kovens presently has the right to acquire through the exercise of stock options.

(3) Includes 215,000 shares which Mr. Knepper presently has the right to acquire through the exercise of stock options.

As of June 19, 1996, the shares of the Company's Common Stock owned beneficially by each director, by each executive officer and by all directors and officers as a group were as follows:

                                        Shares                      Percent
Name of beneficial owner           Beneficially Owned(1)            of class

Michael Kovens                         745,408(2)                    22.9%

Stephen Knepper                        343,493(3)                    10.6%

Mark Boyar                              30,000(4)                     0.9%

Harvey Grossblatt                       68,092(5)                     2.1%

All directors and officers as a
  group (6 persons included)          1,201,161                      37.0%


(1)    See footnote 1 under previous table.

(2)    See footnote 2 under previous table.

(3)    See footnote 3 under previous table.

(4)    Consists of 5,000 shares owned by Mark Boyar & Company,
       Inc., of which Mr. Boyar is the President, and 25,000 shares which Mr. Boyar presently has the right to acquire through the exercise of stock options.

(5) Includes 43,000 shares which Mr. Grossblatt presently has the right to acquire through the exercise of stock options.


ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.   The following consolidated financial statements are included in Part II, Item 8.

     Reports of independent auditors

     Financial statements

          Consolidated balance sheets, March 31, 1996 and 1995

          Consolidated statements of operations for the years ended March 31, 1996, 1995 and 1994.

          Consolidated statements of shareholders' equity for the years ended March 31, 1996, 1995 and 1994.

          Consolidated statements of cash flows for the years ended March 31, 1996, 1995 and 1994.

          Notes to consolidated financial statements.

          2. The following financial statement schedule for the years ended March 31, 1996, 1995 and 1994 are submitted herewith:

                                                                 Page

Schedule II         -    Valuation accounts                       34

               All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

          3.   Exhibits required by Item 601 of Regulation S-K.

          The following exhibit is incorporated by reference to the exhibit to Form 10-K for the fiscal year ended March 31, 1994, filed by the Company with the Securities and Exchange Commission (SEC).

               10.15 Joint Venture Agreement (confidential treatment of name requested and filed separately with the SEC).

          The following exhibit is incorporated by reference to the exhibit to Form 10-K for the fiscal year ended March 31, 1995, filed by the Company with the Securities and Exchange Commission (SEC).

               10.16 Discount Factoring Agreement dated February 28, 1995 with Congress Talcott Corporation.

          The following exhibits are incorporated by reference to the exhibit to Form 10-Q for the period ended September 30, 1994 or December 31, 1994, filed by the Company with the SEC:

               10.13 Letter agreements dated September 14, 1994, October 30, 1994 and December 16, 1994 with the Riggs National Bank of Washington, DC extending the Third Amended and Restated Loan and Security Agreement.

          The following exhibits are attached hereto:

               11.1 Statement of computation of per share earnings.

               24.1 Consent of Deloitte & Touche LLP, Independent Auditors.

               24.2 Consent of Ernst & Young LLP, Independent Auditors.

     (b) A report on Form 8-K was filed on January 19, 1996 recording a change in registrant's certifying accountant.

     (d)  1.   Separate financial statements of The Joint Venture (name
withheld and filed separately with the SEC).

                                                                 Page

          Report of the auditors                                 JV-1

          Consolidated profit and loss account,
          March 31, 1996 and 1995                                JV-2

          Consolidated balance sheets, March 31, 1996 and 1995   JV-3

          Cash flow statement, March 31, 1996, 1995 and 1994     JV-4

          Balance sheet, March 31, 1996, 1995 and 1994           JV-5

          Notes to consolidated financial statements             JV-6

SCHEDULE II

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
VALUATION ACCOUNTS
YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                    Charged
                       Balance at   to cost  Charged                  Balance
                        beginning    and     to other                 at end
                         of year   expenses  accounts  Deductions(1)  of year

Year ended
  March 31, 1996
Allowance for
  doubtful accounts      $50,000       $-0-    $-0-      $24,229      $25,771



Year ended
  March 31, 1995
Allowance for
  doubtful accounts      $45,000    $27,330    $-0-      $22,330      $50,000



Year ended
  March 31, 1994
Allowance for
  doubtful accounts      $50,000   $114,168    $-0-     $119,168      $45,000

(1)Write-off of uncollectible accounts, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNIVERSAL SECURITY INSTRUMENTS, INC.




                                   By:  Michael Kovens
                                        Michael Kovens, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Date:          June 28, 1996       By:  Stephen Knepper
                                        Stephen Knepper
                                        Chairman of the Board, Director


Date:          June 28, 1996       By:  Michael Kovens
                                        Michael Kovens, President, Director


Date:          June 28, 1996       By:  Mark Boyar
                                        Mark Boyar, Director


Date:          June 28, 1996       By:  Harvey Grossblatt
                                        Harvey Grossblatt,
                                        Executive Vice President
                                        Secretary, Treasurer


Date:          June 28, 1996       By:  Grant Pierpont
                                        Grant Pierpont, Principal
                                        Financial Officer

REPORT OF THE AUDITORS

Shareholders and Board of Directors
The Joint Venture (name withheld and filed separately with the Securities and Exchange Commission)

We have audited the financial statements on pages 2 to 18 which have been prepared in accordance with accounting principles generally accepted in Hong Kong.

Respective responsibilities of directors and auditors
The Companies Ordinance requires the directors to prepare financial statements which give a true and fair view. In preparing financial statements which give a true and fair view it is fundamental that appropriate accounting policies are selected and applied consistently. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

Basis of opinion
We conducted our audit in accordance with Statements of Auditing Standards issued by the Hong Kong Society of Accountants. An audit includes an examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the Company's and the Group's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance as to whether the financial statement are free from material misstatement. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Opinion
In our opinion the financial statements give a true and fair view, in all material respects, of the state of affairs of the Company and the Group as at 31 March 1996 and of the profit and cash flows of the Group for the year then ended and have been properly prepared in accordance with the Companies Ordinance.

Hong Kong
(June 16, 1996)

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

CONSOLIDATED PROFIT AND LOSS ACCOUNT

For the year ended 31 March 1996

                                          Notes          1996           1995
                                                          HK$            HK$
TURNOVER                                   3       77,343,193    115,821,703


PROFIT BEFORE TAXATION                     4        4,379,377     15,201,521

Taxation                                   6         (996,854)      (891,374)

NET PROFIT ATTRIBUTABLE TO SHAREHOLDERS    7        3,382,523     14,310,147

Retained profits at beginning of year              46,155,523     31,845,376

Dividends                                  8      (15,460,000)             -

RETAINED PROFITS AT END OF YEAR                    34,078,046     46,155,523

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE
SEC)
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

                                             Notes         1996         1995
                                                            HK$          HK$

ASSETS

CURRENT ASSETS
Cash and bank balances                         9     21,279,916   10,861,690
Bills receivable                                        192,430            -
Inventories                                   10      8,134,908   19,105,627
Prepayments, deposits and other receivables             807,869      582,254
Due from a shareholder                         2      6,849,317    7,204,303

TOTAL CURRENT ASSETS                                 37,264,441   37,753,874

INTEREST IN AN ASSOCIATED COMPANY             12     10,752,111   10,392,304

FIXED ASSETS                                  13     25,638,308   29,194,790

TOTAL ASSETS                                        73,654,860   77,340,968


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bills payable, secured                                  435,117            -
Accounts payable                                      4,459,490    8,138,406
Other payables and accrued liabilities                1,059,993    1,127,833
Due to an associated company                  14     10,113,460   10,507,167
Due to a related company                       2              -    3,845,585
Taxation                                                213,600        1,300
Dividend payable                                     15,460,000            -

TOTAL CURRENT LIABILITIES                            31,741,660   23,620,291

DEFERRED TAXATION                             15      1,096,000      826,000

LOANS FROM SHAREHOLDERS                       16      6,738,954    6,738,954

TOTAL LIABILITIES                                    39,576,614   31,185,245

SHAREHOLDERS' EQUITY
Share capital                                 17            200          200
Retained profits                                     34,078,046   46,155,523
                                                     34,078,246   46,155,723

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           73,654,860   77,340,968

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

CASH FLOW STATEMENT

For the year ended 31 March 1996

                                            Notes          1996         1995
                                                            HK$          HK$

NET CASH INFLOW FROM OPERATING ACTIVITIES     18     11,052,097   18,390,732

RETURNS ON INVESTMENTS AND SERVICING OF
  FINANCE
    Interest received                                 1,498,463      693,437
    Interest paid                                       (10,742)    (114,047)
Net cash inflow from returns on investments
  and servicing of finance                            1,487,721      579,390

TAXATION
  Hong Kong profits tax paid                           (514,556)  (1,638,437)

INVESTING ACTIVITIES
  Purchases of fixed assets                          (1,926,285)  (9,950,789)
  Addition to interest in an associated
    company                                            (115,868)  (5,256,634)

Net cash outflow from investing activities           (2,042,153) (15,207,423)

NET CASH INFLOW BEFORE FINANCING ACTIVITY             9,983,109    2,124,262

FINANCING ACTIVITY
  Repayment of shareholders' loans                            -   (7,735,000)

INCREASE/(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         9,983,109   (5,610,738)

Cash and cash equivalents at beginning
  of year                                            10,861,690   16,472,420

CASH AND CASH EQUIVALENTS AT END OF YEAR             20,844,799   10,861,690


ANALYSIS OF THE BALANCES OF CASH AND
  CASH EQUIVALENTS:
    Cash and bank balances                           21,279,916   10,861,690
    Bills payable, secured                             (435,117)           -

                                                     20,844,799   10,861,690

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

BALANCE SHEET

31 March 1996
                                             Notes         1996         1995
                                                            HK$          HK$
ASSETS

CURRENT ASSETS
Cash and bank balances                         9     21,100,045    9,884,367
Bills receivable                                        192,430            -
Inventories                                   10      8,134,909   19,105,627
Prepayments, deposits and other receivables                          582,254
Due from subsidiaries                          2        807,869   11,147,603
Due from an associated company                12        287,848       43,909
Due from a shareholder                         2      6,849,317    7,204,303

TOTAL CURRENT ASSETS                                 37,372,418   47,968,063

INTERESTS IN SUBSIDIARIES                     11        210,008      210,008

FIXED ASSETS                                  13     25,638,308   29,194,790

TOTAL ASSETS                                         63,220,734   77,372,861

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bills payable, secured                                  435,117            -
Accounts payable                                      4,459,490    8,138,406
Other payables and accrued liabilities                1,041,993    1,109,833
Due to subsidiaries                            2      6,211,206   17,069,173
Due to a related company                       2              -    3,845,585
Taxation                                                210,000
Dividend payable                                     15,460,000            -

TOTAL CURRENT LIABILITIES                            27,817,806   30,162,997

DEFERRED TAXATION                             15      1,096,000      826,000

LOANS FROM SHAREHOLDERS                       16      6,738,954    6,738,954

TOTAL LIABILITIES                                    35,652,760   37,727,951

SHAREHOLDERS' EQUITY
Share capital                                 17            200          200
Retained profits                                     27,567,774   39,644,710
                                                     27,567,974   39,644,910

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           63,220,734   77,372,861

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Revenue recognition
    Income received from the sales of goods is recognised upon the time the goods are delivered to customers. Attributable profit arising from long term contracts is recognised on the percentage of completion basis where the contracts ultimate outcome can be foreseen and assessed with reasonable certainty.

    Basis of consolidation
    The consolidated financial statements include the audited financial statements of the Company and its subsidiaries for the year ended 31 March 1996. The results of subsidiaries acquired or disposed of during the year are consolidated from or to their effective dates of acquisition or disposal, respectively. All significant intercompany transactions and balances within the Group are eliminated on consolidation.

    Subsidiaries
    Interests in subsidiaries are stated at cost unless, in the opinion of the directors, there have been permanent diminutions in values, when they are written down to values determined by the directors.

    Associated companies
    An associated company is a company, not being a subsidiary, in which the Group has a long term interest of not less than 20% of the equity voting rights and over which it exerts significant influence.

    The Group's share of the post-acquisition results and reserves of associated companies is included in the consolidated profit and loss account and consolidated reserves, respectively. The Group's investments in associated companies are stated in the consolidated balance sheet at the Group's share of net assets under the equity method of accounting.

    Goodwill
    Goodwill arising on consolidation of subsidiaries and on acquisition of associated companies represents the excess purchase consideration paid for subsidiaries/associates over the fair values ascribed to the net underlying assets acquired and is written off to the profit and loss account in the year of acquisition.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Fixed assets and depreciation
    Fixed assets are stated at cost less accumulated depreciation.

    Depreciation is calculated on the straight-line basis to write off the cost of each asset over its estimated useful life. The principal annual rates used for this purpose are as follows:

    Land held on medium term leases        Over the lease terms
    Buildings                              5%
    Leadhold improvements                  20%
    Plant and machinery                    14.3%
    Furniture and fixtures                 20%
    Motor vehicles                         20%

    Inventories
    Inventories are stated at the lower of cost and net realizable value. Cost is determined on the first-in, first-out basis and comprises direct materials, direct labor and an appropriate proportion of overheads.

    Net realizable value is based on estimated selling prices less further costs expected to be incurred to completion and disposal.

    Long term contracts
    Long term contract work in progress is stated at cost plus attributable profits less foreseeable losses and progress payments received and receivable. The excess of progress payments received and receivable over costs of individual contract plus attributable profits recognised to date is included under current liabilities in the balance sheet. Cost comprises materials, direct labor and an appropriate proportion of overheads.

    Where losses are currently estimated to arise over the duration of the contracts, allowances is made for such losses. In determining this, account is taken of the anticipated final contract settlement.

    Attributable profit is calculated and included in long term contract work in progress on a percentage of completion basis where the contract's ultimate outcome can be foreseen and assessed with reasonable certainty.

    The percentage of completion is measured by reference to the percentage of contract costs incurred for work performed to date to the estimated total contracted costs.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1996


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     OPERATING LEASES
     Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals applicable to such operating leases are charged to the profit and loss account on the straight-line basis over the lease terms.

     FOREIGN CURRENCY TRANSACTIONS
     Foreign currency transactions are recorded at the approximate rates of exchange ruling at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange ruling at that date. Exchange differences are dealt with in the profit and loss account.

     DEFERRED TAXATION
     Deferred taxation is provided, using the liability method, on all significant timing differences to the extent it is probable that the liability will crystallise in the foreseeable future. A deferred tax asset is not recognised until its realisation is assured beyond reasonable doubt.

     RELATED COMPANY
     A related company is a company in which a shareholder or director has a direct or indirect interest, either as a shareholder or director of that company, and is in a position to exert significant influence over the related company.


2.   CORPORATE AFFILIATION

     The Company was incorporated under the laws of Hong Kong on 7 July 1989. It operates under a joint venture agreement entered into on 23 October 1989 between Universal Security Instruments, Inc., which was incorporated in the United States, and The Original Joint Venture Owner (name withheld and filed separately with the SEC), which was incorporated in Hong Kong. On 3 October 1991, all the shares held by The Original Joint Venture Owner (name withheld and filed separately with the SEC) were transferred to The New Joint Venture Owner (name withheld and filed separately with the SEC) and these shares were transferred back to The Original Joint Venture Owner (name withheld and filed separately with the SEC) on 22 December 1995. The Company is economically dependent on Universal Security Instruments, Inc. with which it transacts most of its business and the financial statements reflect the effect of these transactions which are conducted on bases determined between the parties.

     During the year, the following significant related party transactions were recorded:

                                                                   Group
                                                            1996          1995
                                                             HK$           HK$
     Sales made to:
       Universal Security Instruments, Inc.           71,364,067    96,740,605
       An Affiliate of The Company (name withheld
         and filed separately with the SEC)                    -       632,898
       An Associate of The Company (name withheld
         and filed separately with the SEC)                    -     7,388,096

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE
SEC) AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1996


2.   CORPORATE AFFILIATION (continued)

                                                                Group
                                                             1996         1995
                                                              HK$          HK$
     Contracting revenue received from:
       An Associate of The Company (name withheld
         and filed separately with the SEC)                     -    3,971,940

     Sundry income received from:
       Universal Security Instruments, Inc.               717,392      784,332

     Management fee received from:
       USI Oberlin Limited                                139,320      139,770

     Construction fee paid to:
       An Affiliate of The Company (name withheld
         and filed separately with the SEC)                     -    6,414,586

     Purchases of inventories from:
       An Affiliate of The Company (name withheld
         and filed separately with the SEC)                     -      200,568
       Universal Security Instruments, Inc.               553,559    1,308,275
       An Affiliate of The Company (name withheld
         and filed separately with the SEC)                     -      971,190
       An Affiliate of The Company (name withheld
         and filed separately with the SEC)               314,816            -

     Licence fees paid to:
       An Affiliate of The Company (name withheld
         and filed separately with the SEC)               292,742      635,560

     Rentals paid to:
       An Affiliate of The Company (name withheld
         and filed separately with the SEC)             1,080,000    1,080,000
       A Manager (name withheld
         and filed separately with the SEC)               480,000      540,000

     Management fee paid to:
       An Affiliate of The Company (name withheld
         and filed separately with the SEC)             1,440,000    1,220,000

     The balances with a shareholder and a related company, (name withheld and filed separately with the SEC), are unsecured, interest-free, and have no fixed terms of repayment.

     The amounts due from/to subsidiaries are interest-free, unsecured and have no fixed terms of repayment.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1996


3.   TURNOVER AND REVENUE

     Turnover represents the invoiced value of goods sold, net of discounts and returns.

     The Group's revenue from the following activities has been included in turnover:

                                                                Group
                                                            1995          1994
                                                             HK$           HK$
     Invoiced value of goods sold,
       net of discounts and returns                   77,343,193   111,849,763

     Attributable profit recognised
       in respect of a long term contract                      -     3,971,940

     Turnover                                         77,343,193   115,821,703


4.   PROFIT BEFORE TAXATION

     Profit before taxation is arrived at after charging/(crediting):

                                                               Group
                                                            1996          1995
                                                             HK$           HK$
     Depreciation                                      5,464,145     5,339,981
     Auditors' remuneration                              168,000       216,512
     Interest on bank overdrafts and loans wholly
       repayable within five years                        10,742       114,047
     Operating lease rentals for land and buildings    1,587,918     1,647,667
     Foreign exchange gains, net                        (466,732)     (895,982)

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1996


5.   DIRECTORS' REMUNERATION

                                                                 Group
                                                              1996        1995
                                                               HK$         HK$
     Fees                                                        -           -
     Other emoluments                                            -      40,000
                                                                 -      40,000

6.   TAXATION

     Hong Kong profits tax has been provided at the rate of 16.5% on the estimated assessable profits arising in Hong Kong during the year.

                                                                   Group
                                                                1996      1995
                                                                 HK$       HK$
     Provision for the year                                  342,300   984,374
     Underprovision in prior years                           384,554         -
     Deferred tax charge/(credit) - note 15                  270,000  ( 93,000)

     Taxation charge for the year                            996,854   891,374

7.   NET PROFIT ATTRIBUTABLE TO SHAREHOLDERS

     The net profit for the year dealt with in the financial statements of the Company is HK$4,377,638 (1995: HK$10,470,796).


8.   DIVIDENDS

                                                                    1996  1995
                                                                     HK$   HK$
     Proposed final - HK$7,730,000 (1995: Nil)
       per ordinary share                                     15,460,000     -

9.   CASH AND BANK BALANCES

     These included time deposits amounting to HK$1,240,842
     (1995: HK$3,431,131) which were pledged to banks for credit facilities of HK$3,329,000 (1995: HK$5,467,000) granted to the Company.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1996


10.  INVENTORIES

                                                             Group and Company
                                                              1996        1995
                                                               HK$         HK$
     Raw materials                                       6,213,308  10,993,008
     Work in progress                                    1,114,347   4,021,712
     Finished goods                                        807,254   4,090,907

                                                         8,134,909  19,105,627


11.  INTERESTS IN SUBSIDIARIES

                                                                  Company
                                                              1996        1995
                                                               HK$         HK$
     Unlisted shares, at cost                              210,008     210,008

     Particulars of the subsidiaries, all of which are wholly-owned by the Group are as follows:

                                               Nominal value
                                   Place of        of issued
                              incorporation         ordinary        Principal
     Name                      and operation   share capital       activities
     A Subsidiary of            Incorporated            US$1     Provision of
       The Company            in the British                    assistance in
       (name withheld         Virgin Islands                  development and
       and filed             and operates in                      manufacture
       separately               the People's                      of cellular
       with the SEC)                Republic                        hand-held
                                    of China                           phones

     A Subsidiary of               Hong Kong      HK$200,000       investment
       The Company                                                    holding
       (name withheld
       and filed
       separately
       with the SEC)

     A Subsidiary of               Hong Kong       HK$10,000          Dormant
       The Company
       (name withheld
       and filed
       separately
       with the SEC)

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1996


12.  INTEREST IN AN ASSOCIATED COMPANY

                                                               Group
                                                           1996           1995
                                                            HK$            HK$
     Unlisted equity investments                     10,464,263     10,348,395
     Due from associated company                        287,848         43,909

                                                     10,752,111     10,392,304

     The amount due from the associated company is unsecured, interest-free and has no fixed terms of repayment.

     Particulars of the associated company are as follows:

                                                    Percentage of
                       Country of   Nominal value          equity
                     registration   of registered    attributable    Principal
     Name           and operation         capital    to the Group   activities
                                                    1996     1995
     An Associate    The People's   US$4,000,000      30       30  Manufacture
       of The         Republic of                                  of cellular
       Company              China                                    hand-held
       (name                                                            phones
       withheld
       and filed
       separately
       with the SEC)


     The Associated Company (name withheld and filed separately with the SEC) was registered under the laws of the People's Republic of China as a Sino-foreign equity joint venture on 20 June 1992 and has a tenure of 15 years. The tenure of the joint venture can be extended by the board of directors of The Associated Company (name withheld and filed separately with the SEC) with the approval of the relevant government authorities.

     The Associated Company (name withheld and filed separately with the SEC) has not commenced its operation at the balance sheet date.
     The pre-operating expenses have been capitalised and, therefore, the attributable share of net assets of The Associated Company (name withheld and filed separately with the SEC) approximates the Group's capital contribution.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1996


13.  FIXED ASSETS

     Group and Company

       Leasehold Leasehold      Plant Furniture   Motor        Con-
        land and  improve-        and       and   vehi-   struction
       buildings     ments  machinery  fixtures    cles in progress      Total
             HK$       HK$        HK$       HK$     HK$         HK$        HK$
Cost:
 At
  begin-
  ning
  of
  year 9,400,006 4,480,287 26,357,632 2,391,417 627,161  6,414,586  49,671,089
 Addi-
  tions       -  1,077,659    696,264   152,362       -          -   1,926,285
 Re-
  classifi
  cati-
  ons  6,414,586         -          -         -       -  (6,414,586)         -
 Dis-
  pos-
  als          -         -    156,250)  (48,230)      -           -   (204,480)
 At 31
 March
 1996 15,814,592  5,557,946 26,897,646 2,495,549 627,161           - 51,392,894

Accumulated depreciation:
 At
  begin-
  ning of
  year 1,331,506  2,387,329 15,041,243 1,288,912 427,309           - 20,476,299
 Pro-
  vided
  during
  the
  year   488,854    718,521  3,767,358   415,313  74,099           -  5,464,145
 Dis-
  po-
  sals         -          -   (139,851)  (46,007)      -           -   (185,858)
 At
  31
  March
  1996 1,820,360  3,105,850 18,668,750 1,658,218 501,408           - 25,754,586

Net book value:
 At
  31
  March
  19-
  96  13,994,232  2,452,096  8,228,896   837,331 125,753           - 25,638,308

 At
  31
  March
  1995 8,068,500  2,092,958 11,316,389 1,102,505 199,852   6,414,586 29,194,790

     The land and buildings, which represent the factory site and facilities, are situated in the People's Republic of China under medium-term leases. The construction in progress represented construction fee paid to a related company (see note 2) for expansion of the factory site and facilities. The balance was transferred to leasehold land and buildings upon completion of construction during the year.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1996


14.  DUE TO AN ASSOCIATED COMPANY

     The balance represents contract work in progress reflected as a current liability at the balance sheet date and is analysed as follows:

                                                               Group
                                                           1996           1995
                                                            HK$            HK$
     Progress payments received                      24,433,500     24,433,500
     Less: Costs incurred on incompleted contract    (7,758,040)    (7,364,333)
           Estimated attributable profits            (6,562,000)    (6,562,000)
                                                     14,320,040    (13,926,333)

                                                     10,113,460     10,507,167

     Contract work in progress arose as a result of the provision of assistance in the development and manufacture of cellular hand-held phones by a subsidiary, (name withheld and filed separately with the SEC), to an associated company, (name withheld and filed separately with the SEC), at a contract value of US$3,500,000 (HK$27,055,000).


15.  DEFERRED TAXATION

                                                             Group and Company
                                                                1996      1995
                                                                 HK$       HK$
     Balance at beginning of year                            826,000   919,000
     Charge/(credit) for the year - note 6                   270,000   (93,000)

     Balance at end of year                                1,096,000   826,000

     The provision for deferred taxation represents mainly the timing differences in respect of accelerated depreciation allowances.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

Year ended 31 March 1996


16.  LOANS FROM SHAREHOLDERS

                                                             Group and Company
                                                              1996        1995
                                                               HK$         HK$
     Universal Security Instruments, Inc.                3,369,477   3,369,477
     An Affiliate of The Company (name withheld
         and filed separately with the SEC)                      -   3,369,477
     An Affiliate of The Company (name withheld
         and filed separately with the SEC)              3,369,477           -

                                                         6,738,954   6,738,954

     The loans are unsecured, interest-free and repayable on demand by the respective shareholder with the consent of the other. The shares held by An Affiliate of The Company (name withheld and filed separately with the SEC) were transferred to An Affiliate of The Company (name withheld and filed separately with the SEC) during the year. The directors of the Company consider that these liabilities are non-current.


17.  SHARE CAPITAL

                                                             Group and Company
                                                                1996      1995
                                                                 HK$       HK$
     Authorised:
       100 ordinary shares of HK$100 each                     10,000    10,000

     Issued and fully paid:
       2 ordinary shares of HK$100 each                          200       200

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1996


18.  NOTES TO THE CONSOLIDATED CASH FLOW STATEMENT

     Reconciliation of profit before taxation to net cash inflow from operating activities:

                                                             1996         1995
                                                              HK$          HK$
     Profit before taxation                             4,379,377   15,201,521
     Interest income                                   (1,498,463)    (693,437)
     Interest expense                                      10,742      114,047
     Depreciation                                       5,464,147    5,339,981
     Loss on disposal of fixed assets                      18,622        8,615
     Decrease/(increase) in bills receivable             (192,430)     564,316
     Decrease/(increase) in inventories                10,970,718   (7,095,500)
     Decrease/(increase) in prepayments,
       deposits and other receivables                    (225,615)     415,776
     (Increase)/decrease in amount due
       from a shareholder                                 354,986   (5,697,919)
     Increase/(decrease) in accounts payable           (3,678,916)      56,607
     Decrease in other payables and accrued
       liabilities                                        (67,840)    (358,804)
     Increase/(decrease) in amount due to
       an associated company                             (637,646)   7,581,877
     Increase/(decrease) in amount due to
       a related company                               (3,845,585)   2,953,652

     Net cash inflow from operating activities         11,052,097   18,390,732


19.  COMMITMENTS

                                               Group               Company
                                          1996      1995        1996      1995
                                           HK$       HK$         HK$       HK$
     Capital commitments
       authorised and
       contracted for                  348,400   262,625     348,400   262,625


     Commitments payable in the
       following year under
       operating leases in
       respect of land and
       buildings expiring
       within one year               1,560,000   900,000   1,560,000   900,000

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1996


20.  COMPARATIVE AMOUNTS

     Certain comparative amounts have been reclassified to conform with the current year's presentation.


21.  APPROVAL OF THE FINANCIAL STATEMENTS

     The financial statements were approved by the board of directors on (6/13/96).

Universal Security Instruments, Inc.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31,
1996.

CONFIDENTIAL TREATMENT