Form 10-Q
period 1996-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 1996-08-14
CIK 102109

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the Quarter ended June 30, 1996

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

                      YES   X      NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Date                  Class               Shares Outstanding
August 1, 1996  Common Stock, $.01 par value        3,245,587

      UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

                              INDEX

Part  I - FINANCIAL INFORMATION

          Item l.  Financial Statements

          Consolidated balance sheets at June 30, 1996 and March
          31, 1996

          Consolidated statements of operations for the three months ended June 30, 1996 and 1995

          Consolidated statements of cash flows for the three months ended June 30, 1996 and 1995

          Notes to consolidated financial statements

          Item 2. Management's discussion and analysis of results of operations and financial condition

Part II -     OTHER INFORMATION

          Item 5.  Other Information

          Item 6.  Exhibits and Reports

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)




ASSETS

                                            June 30, 1996   March 31, 1996
CURRENT ASSETS
  Cash and cash equivalents                  $   178,327      $    97,793
  Time deposits                                    8,820            8,748
  Accounts receivable:
    Trade (less allowance for doubtful
      accounts of $25,771 at June 30, 1996
      and $25,771 at March 31, 1996)           1,531,877        2,033,092
    Officers and employees                         6,631           40,678

                                               1,538,508        2,073,770

  Inventories:
    Finished goods                             4,244,421        4,099,907
    Raw materials-foreign locations              306,925          152,303

                                               4,551,346        4,252,210

  Prepaid expenses                               467,095          484,669

TOTAL CURRENT ASSETS                           6,744,096        6,917,190

INVESTMENT IN JOINT VENTURE                    2,668,137        3,660,350

PROPERTY, PLANT AND EQUIPMENT                  1,944,114        1,985,790

OTHER ASSETS                                     113,061          113,061

                                             $11,469,408      $12,676,391

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)




LIABILITIES AND SHAREHOLDERS' EQUITY

                                            June 30, 1996   March 31, 1996
CURRENT LIABILITIES
  Short-term borrowings                      $ 2,589,831      $ 2,993,685
  Current maturity of long-term debt             188,488           13,488
  Accounts payable                             1,235,648          858,557
  Accounts payable - joint venture                                750,000
  Accrued liabilities:
    Payroll, commissions and payroll taxes       184,873           71,372
    Other                                         43,056           35,980

TOTAL CURRENT LIABILITIES                      4,241,896        4,723,082




LONG-TERM DEBT, less current portion           1,399,200        1,277,394




SHAREHOLDERS' EQUITY
  Common stock, $.01 par value per share;
    authorized 20,000,000 shares; issued
    3,245,587 shares at June 30, 1996
    and 3,245,587 shares at March 31, 1996        32,456           32,456
  Additional paid-in capital                  10,429,588       10,429,588
  Retained earnings (deficit)                 (4,633,732)      (3,786,129)

                                               5,828,312        6,675,915

                                             $11,469,408      $12,676,391


See notes to consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)



                                              For the Three Months Ended
                                             June 30, 1996  June 30, 1995
Net sales                                      $4,346,913     $5,037,361

Cost of goods sold                              3,500,311      4,408,179

                                                  846,602        629,182

Research and development expense                   48,455         57,316

Selling, general and administrative expense     1,102,821        900,047

Operating loss                                   (304,674)      (328,181)

Other income (expense):
  Interest income                                   1,665          1,636
  Interest expense                               (113,040)      (127,699)
  Other                                          (449,968)        (1,505)

                                                 (561,343)      (127,568)

LOSS BEFORE EQUITY
IN EARNINGS OF JOINT VENTURE                     (866,017)      (455,749)

Equity in earnings of joint venture                18,414        133,903

NET LOSS                                       $ (847,603)    $ (321,846)

Per common share amounts:
  Primary                                      $     (.26)    $     (.10)
  Fully diluted                                      (.26)          (.10)


Weighted average number of common
  shares outstanding
    Primary                                     3,245,587      3,245,470
    Fully diluted                               3,245,587      3,245,470



See notes to consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                    For the Three Months Ended
                                                   June 30, 1996  June 30, 1995
OPERATING ACTIVITIES
  Net loss                                          $ (847,603)   $  (321,846)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                     41,677         43,782
      Distributed (undistributed) earnings of
        joint venture                                  992,213       (133,903)
      Legal settlement                                 300,000
      Changes in operating assets and liabilities:
        Decrease in accounts receivable                535,263      1,527,514
        (Increase) decrease in inventories and
          prepaid expenses                            (281,564)       404,256
        Decrease in accounts payable
          and accrued expenses                        (252,332)      (118,763)

NET CASH PROVIDED BY OPERATING ACTIVITIES              487,654      1,401,040


INVESTING ACTIVITIES
  Property, plant and equipment                                       (43,673)
  Increase in time deposits                                (72)           (77)

NET CASH USED IN INVESTING ACTIVITIES                      (72)       (43,750)


FINANCING ACTIVITIES
  Net repayment of short-term debt                    (403,854)    (1,988,736)
  Proceeds from issuance of long-term debt                          1,300,000
  Principal payments on long-term debt                  (3,194)      (603,888)
  Proceeds from issuance of common stock
    under stock option plan and employee
    stock purchase plan                                                   184

NET CASH USED IN FINANCING ACTIVITIES                 (407,048)    (1,292,440)

INCREASE IN CASH AND CASH EQUIVALENTS                   80,534         64,850

Cash and cash equivalents at beginning of period        97,793        173,809

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 178,327    $   238,659


Supplemental information:
  Interest paid                                     $  111,844    $   127,699
  Income taxes paid                                          -              -


See notes to consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Statement of Management - The financial information included herein is unaudited and does not include all disclosures normally included in financial statements presented in accordance with generally accepted accounting principles. The interim financial information should be read in connection with the financial statements and related notes in the Company's annual report on Form 10-K for the year ended March 31, 1996. The results for the interim period are not necessarily indicative of the results expected for the year. The accompanying interim information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

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

Long-Term Debt - In conjunction with the settlement of litigation with Black & Decker, the Company agreed to pay the sum of $300,000. The repayment terms are $100,000 payable 10 days from the date of the settlement and $200,000 payable in 32 equal installments.

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong joint venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. Additionally, the Hong Kong joint venture has a 30% interest in a separate joint venture with a People's Republic of China company to design and develop a portable cellular phone for manufacture and sale in China. The following represents summarized income statement information of the Hong Kong joint venture for the quarters ended June 30, 1996 and 1995:

                                        1996                1995
                 Net sales           $1,859,574          $3,217,892
                 Gross profit           396,569             581,363
                 Net income              36,828             267,805

Commitments - The Company has employment agreements with two of its officers, both expiring on March 31, 1998. The combined fixed aggregate annual remuneration under these agreements is $500,000 per year. In addition, the agreements provide incentive compensation to these officers based on the Company's achievement of certain levels of earnings.

Subsequent Events - Since June 30, 1996, the following events have occurred: (i) the Company settled the suit filed by Black &
Decker against the Company for patent infringement in connection with the marketing by the Company of a flexible flashlight under the name "PRETZL LITE." Under the terms of the settlement agreement entered into on July 19, 1996, the Company agreed to pay Black & Decker $300,000 as follows: $100,000 within 10 days and $200,000 in 32 consecutive monthly payments of $6,250 beginning September 1, 1996. Under the terms of a Consent Decree entered in the U.S. District Court for the Eastern District of Virginia, the Company was enjoined from future sales of the product, except for approximately 31,300 units to specified customers and the Company was ordered to turn over to Black & Decker for destruction its molds and marketing and packaging materials for the product. The total expenses related to the settlement amounted to approximately $450,000 and have been recorded in the three month period ended
June 30, 1996; (ii) the Company sold undeveloped real estate adjacent to its plant which resulted in a gain of approximately $314,000, which will be recorded in the quarter ending September 30, 1996; and (iii) commencing in August, the Company began implementation of an additional phase of its cost reduction program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Three Months Ended June 30, 1996 Compared to
Three Months Ended June 30, 1995

Sales - Net sales for the three months ended June 30, 1996 were $4,346,913 compared to $5,037,361 for the comparable three months in the prior fiscal year, a decrease of $690,448. Net sales of security products increased by $932,148 as compared to the quarter ended June 30, 1995. Net sales of telecommunications and video products decreased by $1,390,640 and $231,956, respectively, as compared to the quarter ended June 30, 1995. The increase in security sales was due primarily to a significant sale of smoke detectors to an existing customer. The decrease in telecommunications and video sales was due to a decreased demand for certain of the Company's telecommunications and video products by its private label customers.

Net Income - The Company reported a net loss of $847,603 for the quarter ended June 30, 1996 compared to net loss of $321,846 for the corresponding quarter of the prior fiscal year. The decrease in net income was due to a decrease in the Company's equity in the earnings of its joint venture, and the costs of settlement of Black & Decker's patent infringement suit against the Company, including fees and expenses, in the aggregate approximate amount of $450,000.

Expenses - Research, selling, general and administrative expenses increased by approximately $202,000 from the comparable three months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 25% for the three months ended June 30, 1996 and 19% for the same period in the last fiscal year.

Interest Expense and Income - The Company's interest expense, net of interest income, decreased from $126,063 for the quarter ended June 30, 1995 to $111,375 for the quarter ended June 30, 1996.

Financial Condition and Liquidity - Cash needs of the Company are currently met by funds generated from operations and the Company's line of credit with a financial institution, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum bank line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $2,589,000 has been utilized in letter of credit commitments and short-term borrowings as of June 30, 1996. As of June 30, 1996, the amount available for borrowings under the line was approximately $100,000 based on the specified percentages.

The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to 1% in excess of the prime rate of interest charged by the Company's lender. The loan is collateralized by the Company's accounts receivable and inventory.

Operating activities provided cash of $487,654 for the quarter ended June 30, 1996. This was primarily due to a decrease in accounts receivable of $535,263 and a partnership distribution of approximately $1,000,000, partially offset by the net loss of $847,603. For the same period last year, operating activities provided cash of $1,401,040, primarily due to a decrease in accounts receivable of $1,527,514 and a decrease in inventories of $49,624 offset by a net loss of $321,846.

Investing activities used cash of $72 in the current quarter and $43,750 in the same quarter last year.

Financing activities used cash of $407,048 primarily due to the net repayment of short-term debt of $403,854. For the same period last year, financing activities used $1,292,440 primarily due to the net repayments of short-term debt.

The Company believes that its line of credit and its working capital provide it with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months.

Hong Kong Joint Venture - Net sales of the joint venture for the three months ended June 30, 1996 were $1,859,574 compared to $3,217,892 for the comparable three months in the prior fiscal year. The decrease in sales was primarily due to decreased sales of telecommunications and video products to the Company.

Net income was $36,828 for the quarter ended June 30, 1996 compared to $267,805 in the comparable quarter last year. The decrease in net income is due to the decrease in sales.

Selling, general and administrative expenses were $430,224 and $384,669 for the quarter ended June 30, 1996 and 1995, respectively. As a percentage of sales, expenses were 23% and 12% for 1996 and 1995, respectively.

Interest income net of interest expense was $13,023 for the quarter ended June 30, 1996 compared to $38,154 for the same quarter last year.

Cash needs of the Hong Kong joint venture are currently met by funds generated from operations. During the quarter ended June 30, 1996, working capital increased by $651,541 from $712,439 on March 31, 1996 to $1,363,980 on June 30, 1996.

Subsequent Events - Since June 30, 1996, the following events have occurred: (i) the Company settled the suit filed by Black &
Decker against the Company for patent infringement in connection with the marketing by the Company of a flexible flashlight under the name "PRETZL LITE." Under the terms of the settlement agreement entered into on July 19, 1996, the Company agreed to pay Black & Decker $300,000 as follows: $100,000 within 10 days and $200,000 in 32 consecutive monthly payments of $6,250 beginning September 1, 1996. Under the terms of a Consent Decree entered in the U.S. District Court for the Eastern District of Virginia, the Company was enjoined from future sales of the product, except for approximately 31,300 units to specified customers and the Company was ordered to turn over to Black & Decker for destruction its molds and marketing and packaging materials for the product. The total expenses related to the settlement amounted to approximately $450,000 and have been recorded in the three month period ended
June 30, 1996; (ii) the Company sold undeveloped real estate adjacent to its plant which resulted in a gain of approximately $314,000, which will be recorded in the quarter ending September 30, 1996; and (iii) commencing in August, the Company began implementation of an additional phase of its cost reduction program.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
PART II





Item 5.     Other Information

            On August 1, 1996, the Board of Directors of the Corporation
(i) adopted amendments to the Company's by-laws creating the office of Vice Chairman of the Company, (ii) accepted the resignation of Michael Kovens as President and elected him to the office of Vice Chairman, (iii) elevated Harvey Grossblatt from Executive Vice President to President, and (iv) reduced the annual salary of Stephen Knepper, Chairman of the Board of Directors of the Company, from $250,000 to $50,000.


Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits included herein:

            Exhibit Number


                 3(ii) By-Law Amendments

            (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

UNIVERSAL SECURITY INSTRUMENTS, INC.
SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  UNIVERSAL SECURITY INSTRUMENTS, INC.



Dated:    August 14, 1996                Harvey Grossblatt
                                  HARVEY GROSSBLATT
                                  President





Dated:    August 14, 1996                Grant Pierpont
                                  GRANT PIERPONT
                                  Principal Financial Officer