Form 10-Q
period 1996-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 1996-11-14
CIK 102109

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                                  FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the Quarter ended September 30, 1996

( )  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the transition period from ________________ to ________________

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

                        YES    X      NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Date                  Class                 Shares Outstanding
November 10, 1995   Common Stock, $.01 par value       3,245,587

       UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES



                              INDEX



Part  I -  FINANCIAL INFORMATION

           Item l.  Financial Statements

           Consolidated balance sheets at September 30, 1996 and March 31, 1996

           Consolidated statements of operations for the six months ended September 30, 1996 and 1995 and three months ended September 30, 1996 and 1995

           Consolidated statements of cash flows for the six months ended September 30, 1996 and 1995

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


ASSETS

                                         Sept 30, 1996  March 31, 1996
CURRENT ASSETS
  Cash                                    $   129,434      $    97,793
  Time deposits                                                  8,748
  Accounts receivable:
    Trade (less allowance for doubtful
      accounts of $50,000 at
      September 30, 1996 and $25,771
      at March 31, 1996)                    3,234,667        2,033,092
    Officers and employees                      7,000           40,678

                                            3,241,667        2,073,770

  Inventories:
    Finished goods                          3,631,388        4,099,907
    Raw materials-foreign locations           256,913          152,503

                                            3,888,301        4,252,210

  Prepaid expenses                            486,595          484,669

TOTAL CURRENT ASSETS                        7,745,997        6,917,190

INVESTMENT IN JOINT VENTURE                 2,719,569        3,660,350

PROPERTY, PLANT AND EQUIPMENT               1,805,886        1,985,790

OTHER ASSETS                                  116,239          113,061

                                          $12,387,691      $12,676,391


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)



LIABILITIES AND SHAREHOLDERS' EQUITY

                                         Sept 30, 1996  March 31, 1996
CURRENT LIABILITIES
  Short-term borrowings                   $ 2,938,393     $ 2,993,685
  Current maturity of long-term debt           88,488          13,488
  Accounts payable joint venture            1,831,690         858,557
  Accounts payable foreign                                    750,000
  Accrued liabilities:
    Payroll, commissions and
      payroll taxes                           116,549          71,372
    Other                                      36,193          35,980

                                              152,742         107,352

TOTAL CURRENT LIABILITIES                   5,011,313       4,723,082

LONG-TERM DEBT, less current portion        1,376,942       1,277,394


SHAREHOLDERS' EQUITY
  Common stock, $.01 par value
    per share; authorized 20,000,000
    shares; issued 3,245,587 shares at
    September 30, 1996 and March 31, 1996      32,456          32,456
  Additional paid-in capital               10,429,588      10,429,558
  Retained earnings (deficit)              (4,462,608)     (3,786,129)


                                            5,999,436       6,675,915

                                          $12,387,691     $12,676,391


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                            For the Six Months Ended
                                          Sept 30, 1996  Sept 30, 1995
Net sales                                   $9,584,018    $ 9,957,529

Cost of goods sold                           8,010,923      8,547,608

                                             1,573,095      1,409,921

Research and development expense               117,831        108,062

Selling, general and
  administrative expense                     1,836,223      1,730,768

Operating loss                                (380,959)      (428,909)

Other income (expense):
  Interest income                                1,557          2,893
  Interest expense                            (239,987)      (258,397)
  Other                                       (138,381)        (2,450)

                                              (376,811)      (257,954)

LOSS BEFORE EQUITY
IN EARNINGS OF JOINT VENTURE                  (757,770)      (686,863)

Equity in earnings of joint venture             81,291        228,683

NET LOSS                                    $ (676,479)   $  (458,180)



Per common share amounts:
  Primary                                   $     (.21)   $      (.14)
  Fully diluted                                   (.21)          (.14)

Weighted average number of common
  shares outstanding
    Primary                                  3,245,587      3,245,528
    Fully diluted                            3,245,587      3,245,528


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                           For the Three Months Ended
                                         Sept 30, 1996   Sept 30, 1995
Net sales                                 $ 5,237,105     $ 4,920,168

Cost of goods sold                          4,510,611       4,139,429

                                              726,494         780,739

Research and development expense               69,376          50,746

Selling, general and
  administrative expense                      733,402         830,721

Operating loss                               ( 76,284)       (100,728)

Other income (expense):
  Interest income                                (108)          1,257
  Interest expense                           (126,647)       (130,698)
  Other                                       311,287            (945)

                                              184,532        (130,386)

EARNINGS (LOSS) BEFORE EQUITY IN
EARNINGS OF JOINT VENTURE                     108,248        (231,114)

Equity in earnings of joint venture            62,877          94,780

NET INCOME (LOSS)                         $   171,125     $  (136,334)



Per common share amounts:
  Primary                                 $       .05     $      (.04)
  Fully diluted                                   .05            (.04)
Weighted average number of common
  shares outstanding
    Primary                                 3,245,587       3,245,586
    Fully diluted                           3,245,587       3,245,586


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                      For the Six Months Ended
                                                    Sept 30, 1996  Sept 30, 1995
OPERATING ACTIVITIES
  Net loss                                           $  (676,479)   $  (458,180)
  Adjustments to reconcile net loss income
    to net cash (used in) provided by
    operating activities:
      Depreciation and amortization                       83,311         89,276
      Provision for losses on accounts receivable         24,229
      Undistributed earnings of joint venture            940,781       (228,683)
      (Gain) on sale of property, plant
        and equipment                                   (311,287)
      Legal settlement                                   300,000
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable    (1,192,126)       638,857
        Decrease in inventories and prepaid expenses     361,983        502,448
        Increase (decrease) in accounts payable and
          accrued expenses                               268,523       (117,039)
        (Increase) in other assets                        (3,178)       (10,732)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (204,243)       415,948

INVESTING ACTIVITIES
 (Purchases) of property, plant and equipment                           (58,883)
  Decrease (increase) in commercial paper and
    time deposits                                          8,748           (145)

NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES         8,748        (59,028)

FINANCING ACTIVITIES
  Net repayment of short-term debt                       (55,292)    (1,091,957)
  Payment on legal settlement                           (100,000)
  Proceeds from issuance of long-term debt                            1,300,000
  Principal payments on long-term debt                   (25,452)      (606,852)
  Proceeds on sale of property, plant and equipment      407,880
  Proceeds from issuance of common stock
    under stock option plan and employee
    stock purchase plan                                                     191

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      227,136       (398,618)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          31,641        (41,698)

Cash and cash equivalents at beginning of period          97,793        173,809

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   129,434    $   132,111

Supplemental information:
  Interest paid                                      $   239,987    $   258,397
  Income taxes paid                                         -              -


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

Per Share Data - Primary and fully diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include the dilutive effect of outstanding stock options calculated under the treasury stock method.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Long-Term Debt - In conjunction with the settlement of litigation with Black & Decker, the Company agreed to pay the sum of $300,000. The repayment terms are $100,000 paid in July 1996 and $200,000 payable in 32 equal monthly installments without interest starting September 1, 1996.

Sale of Property - On July 26, 1996, the Company sold undeveloped real estate adjacent to its plant which resulted in a gain of approximately $311,000.

Litigation - The Company settled a suit filed by Black & Decker against the Company for patent infringement in connection with the marketing by the Company of a flexible flashlight under the name PRETZL LITE. Under the terms of the settlement agreement entered into on July 19, 1996, the Company agreed to pay Black & Decker $300,000 as follows: $100,000 within 10 days and $200,000 in 32 consecutive monthly payments of $6,250 beginning September 1, 1996. Under the terms of a Consent Decree entered in the U.S. District Court for the Eastern District of Virginia, the Company was enjoined from future sales of the product, except for approximately 31,300 units to specified customers and the Company was ordered to turn over to Black & Decker for destruction its molds and marketing and packaging materials for the product. The total expenses related to the settlement amounted to approximately $450,000 and have been recorded in the three month period ended June 10, 1996.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong joint venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. Additionally, the Hong Kong joint venture has a 30% interest in a separate joint venture with a People's Republic of China company to design and develop a portable cellular phone for manufacture and sale in China. The following represents summarized income statement information of the Hong Kong joint venture for the six months ended September 30, 1996 and 1995:

                                   1996                1995
            Net sales           $4,523,655          $6,058,059
            Gross profit           675,671           1,101,241
            Net income             162,582             457,366

Commitments - The Company has employment agreements with two of its officers, both expiring on March 31, 1998. The combined fixed aggregate annual remuneration under these agreements is $500,000 per year. In addition, the agreements provide incentive compensation to these officers based on the Company's achievement of certain levels of earnings. However, in September 1996, one of the officers voluntarily elected to a non-reimbursable reduction in remuneration of $200,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Six Months Ended September 30, 1996 Compared to
Six Months Ended September 30, 1995

Sales - Net sales for the six months ended September 30, 1996 were $9,584,018 compared to $9,957,529 for the comparable six months in the prior fiscal year, a decrease of $373,511. Net sales of security products increased by $1,544,455, as compared to the six months ended September 30, 1995. Net sales of video products increased by $248,789.
The increase in both security and video was due to increased demand for certain security and video products by its private label customers.
Net sales of telecommunications products decreased by $2,166,755 from the comparable period of the previous year. The decrease in telecommunications sales was due to a decreased demand for certain of the Company's telecommunications products by its private label customers.

Net Income - The Company reported a net loss of $675,027 for the six months ended September 30, 1996 compared to a net loss of $458,180 for the corresponding six months of the prior fiscal year. The increase in net loss was due primarily to a decrease in the Company's equity in its joint venture's earnings, a decrease in sales, an increase in operating expenses, and Black & Decker's patent infringement suit against the Company, including fees and expenses in the aggregate approximate amount of $450,000, partially offset by the gain on the sale of unused, unimproved real estate.

Expenses - Research, selling, general and administrative expenses increased by approximately $115,000 from the comparable six months in the prior year, largely due to legal fees incurred with the defense of litigation with Black & Decker. As a percentage of sales, research, selling, general and administrative expenses were 20% for the six months ended September 30, 1996 and 18% for the same period in the prior fiscal year.

Interest Expense and Income - The Company's interest expense, net of interest income, was $238,542 for the six months ended September 30, 1996 to $255,504 for the comparable period in 1995, primarily attributable to the average reduction of short term debt.


Three Months Ended September 30, 1996 Compared to
Three Months Ended September 30, 1996

Sales - Net sales for the three months ended September 30, 1996 were $5,237,105 compared to $4,920,168 for the comparable three months in the prior fiscal year, an increase of $316,937. Net sales of security and video products increased by $612,306 and $480,385, respectively, offset by a decrease in telecommunication products of $775,754 as compared to the quarter ended September 30, 1995. The decrease in telecommunications sales was due to a decreased demand for certain of the Company's telecommunications products by its private label customers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Net Income - The Company reported net income of $171,125 for the quarter ended September 30, 1996 compared to a net loss of $136,334 for the corresponding quarter of the prior fiscal year. The increase in net income was primarily due to the sale of an unused, unimproved parcel of real estate which resulted in a gain of approximately $311,000.

Expenses - Research, selling, general and administrative expenses increased by approximately $79,000 from the comparable three months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 15% for the three months ended September 30, 1996 and 18% for the same period in the last fiscal year.

Interest Expense and Income - The Company's interest expense, net of interest income, was $126,539 for the quarter ended September 30, 1996 to $129,441 for the comparable period in 1995.

Financial Condition and Liquidity - Cash needs of the Company are currently met by funds generated from operations and the Company's line of credit with a financial institution, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum bank line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $3,868,898 has been utilized in letter of credit commitments and short-term borrowings as of September 30, 1996. As of September 30, 1996, the amount available for borrowings under the line was approximately $150,000 based on the specified percentages.

The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to 1% in excess of the prime rate of interest charged by the Company's lender. The loan is collateralized by the Company's accounts receivable and inventory.

Operating activities used cash of $204,243 for the six months ended September 30, 1996. This was primarily due to a net loss of $676,479, and an increase in accounts receivable of $1,192,126, partially offset by a partnership distribution of approximately $1,000,000, a decrease in inventory and an increase in accounts payable and accrued expenses. For the same period last year, operating activities provided cash of $415,945, primarily due to a decrease in accounts receivable of $638,857 and a decrease in inventories of $502,448 offset by a net loss of $458,180.

Investing activities provided cash of $8,748 in the current quarter and used cash of $59,028 in the same quarter last year.

Financing activities provided cash of $227,136 primarily due to the net decrease of short-term debt of $100,000 and proceeds from the sale of unused, unimproved real estate. For the same period last year, financing activities used $398,618 primarily due to the net repayments of short-term debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The Company believes that its line of credit and its working capital provide it with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months, depending on the ability of the Company to retain its financing, which may be dependent upon the Company's results of operations.

Hong Kong Joint Venture - Net sales of the joint venture for the six months and three months ended September 30, 1996 were $4,523,655 and $2,664,081, respectively, compared to $6,058,059 and $2,840,067, respectively, for the comparable six months and three months in the prior fiscal year. The decrease in sales was primarily due to decreased sales of telecommunications and video products to the Company.

Net income for the six months and three months ended September 30, 1996 was $162,582 and $125,754, respectively, compared to $457,366 and $189,561 respectively, in the comparable six months and three months last year. The decrease in net income was primarily due to the decrease in sales.

Selling, general and administrative expenses were $689,505 (15% of sales) and $336,685 (13% of sales), respectively, for the six months and three months ended June 30, 1996 and were $824,082 (14% of sales) and $430,413 (15% of sales) for the comparable periods last year.

Cash needs of the Hong Kong joint venture are currently met by funds generated from operations. During the six months ended September 30, 1996, working capital increased by $829,729 from $712,439 on March 31, 1996 to $1,542,168 on September 30, 1996.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
PART II


Item 1.    Legal Proceedings

           The Company settled a suit filed by Black & Decker against the Company for patent infringement in connection with the marketing by the Company of a flexible flashlight under the name PRETZL LITE. Under the terms of the settlement agreement entered into on July 19, 1996, the Company agreed to pay Black & Decker $300,000 as follows: $100,000 within 10 days and $200,000 in 32 consecutive monthly payments of $6,250 beginning September 1, 1996. Under the terms of a Consent Decree entered in the U.S. District Court for the Eastern District of Virginia, the Company was enjoined from future sales of the product, except for approximately 31,300 units to specified customers and the Company was ordered to turn over to Black & Decker for destruction its molds and marketing and packaging materials for the product. The total expenses related to the settlement amounted to approximately $450,000 and have been recorded in the three month period ended June 10, 1996.

Item 5.    Other Information

           On September 26, 1996, Hubert Mazzacca was elected by the Board of Directors as Vice President of Telecommunications and Grant Pierpont was elected as Chief Financial Officer.

Item 6.    Exhibits and Reports on Form 8-K

      (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

UNIVERSAL SECURITY INSTRUMENTS, INC.
SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            UNIVERSAL SECURITY INSTRUMENTS, INC.



Dated:   November 14, 1996             Harvey Grossblatt
                                       HARVEY GROSSBLATT
                                       President





Dated:   November 14, 1996             Grant Pierpont
                                       GRANT PIERPONT
                                       Chief Financial Officer





















smb
10-Q.SEPT