Form 10-Q
period 1996-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 1997-02-19
CIK 102109

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended December 31, 1996

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

                        YES   X      NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Date                        Class                  Shares Outstanding
February 9, 1997       Common Stock, $.01 par value          3,245,587

          UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

                                   INDEX

Part  I - FINANCIAL INFORMATION

          Item 1.   Financial Statements

          Consolidated balance sheets at December 31, 1996 and March 31,
          1996

          Consolidated statements of operations for the nine months ended December 31, 1996 and 1995 and three months ended December 31, 1996 and 1995

          Consolidated statements of cash flows for the nine months ended December 31, 1996 and 1995

          Notes to consolidated financial statements

          Item 2. Management's discussion and analysis of results of operations and financial condition

Part II - OTHER INFORMATION

          Item 6.  Exhibits and Reports

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS

                                           Dec 31, 1996     March 31, 1996
CURRENT ASSETS
  Cash and cash equivalents                $   243,389        $    97,793
  Time deposits                                                     8,748
  Accounts receivable:
    Trade (less allowance for doubtful
      accounts of $50,000 at
      December 31, 1996 and $25,771 at
      March 31, 1996)                        2,095,857          2,033,092
    Officers and employees                      20,862             40,678

                                             2,116,719          2,073,770

  Inventories:
    Finished goods                           2,759,997          4,099,907
    Raw materials-foreign locations            361,328            152,303

                                             3,121,325          4,252,210

  Prepaid expenses                             455,108            484,669

TOTAL CURRENT ASSETS                         5,936,541          6,917,190

INVESTMENT IN JOINT VENTURE                  2,527,701          3,660,350

PROPERTY, PLANT AND EQUIPMENT                1,765,929          1,985,790

OTHER ASSETS                                    99,800            113,061

                                           $10,329,971        $12,676,391

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                             Dec 31, 1996   March 31, 1996
CURRENT LIABILITIES
  Short-term borrowings                      $ 1,527,205     $  2,993,685
  Current maturity of long-term debt              88,488           13,488
  Accounts payable                             1,516,635          858,557
  Accounts payable - joint venture                                750,000
  Accrued liabilities:
    Payroll, commissions and payroll taxes       111,345           71,372
    Other                                         18,982           35,980

TOTAL CURRENT LIABILITIES                      3,262,655        4,723,082

LONG-TERM DEBT, less current portion           1,354,835        1,277,394

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value per share;
    authorized 20,000,000 shares; issued
    3,245,587 shares at December 31, 1996
    and at March 31, 1996                         32,456           32,456
  Additional paid-in capital                  10,429,588       10,429,588
  Retained (deficit)                          (4,749,563)      (3,786,129)

                                               5,712,481        6,675,915

                                             $10,329,971     $ 12,676,391

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                For the Nine Months Ended
                                               Dec 31, 1996   Dec 31, 1995
Net sales                                      $13,261,441    $15,275,355

Cost of goods sold                              10,983,858     12,634,997

                                                 2,277,583      2,640,358

Research and development expense                   177,008        164,778

Selling, general and administrative expense      2,584,133      2,707,113

Operating loss                                    (483,558)      (231,533)

Other income (expense):
  Interest income                                    2,177          3,926
  Interest expense                                (340,781)      (399,713)
  Other                                           (115,128)          (447)

                                                  (453,732)      (396,234)

LOSS BEFORE EQUITY IN (LOSS)
EARNINGS OF JOINT VENTURE                         (937,290)      (627,767)

Equity in (loss) earnings of joint venture         (26,144)       220,180

NET LOSS                                       $  (963,434)   $  (407,587)

Per common share amounts:
  Primary                                      $      (.30)   $      (.13)
  Fully diluted                                       (.30)          (.13)

Weighted average number of common
  shares outstanding
    Primary                                      3,245,587      3,245,568
    Fully diluted                                3,245,587      3,242,568

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                               For the Three Months Ended
                                              Dec 31, 1996    Dec 31, 1995
Net sales                                     $ 3,677,423     $ 5,317,826

Cost of goods sold                              2,972,936       4,087,389

                                                  704,487       1,230,437

Research and development expense                   59,176          56,716

Selling, general and administrative expense       747,911         976,345

Operating (loss) income                          (102,600)        197,376

Other income (expense):
  Interest income                                     619           1,033
  Interest expense                               (100,793)       (141,316)
  Other                                            23,252           2,003

                                                  (76,922)       (138,280)

(LOSS) EARNINGS BEFORE EQUITY IN
LOSS OF JOINT VENTURE                            (179,522)         59,096

Equity in loss of joint venture                  (107,435)         (8,503)

NET (LOSS) INCOME                             $  (286,957)    $    50,593

Per common share amounts:
  Primary                                     $      (.09)    $       .02
  Fully diluted                                      (.09)            .02

Weighted average number of common
  shares outstanding
    Primary                                     3,245,587       3,245,587
    Fully diluted                               3,245,587       3,245,587

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                    For the Nine Months Ended
                                                   Dec 31, 1996   Dec 31, 1995
OPERATING ACTIVITIES
  Net loss                                          $ (963,434)   $  (407,587)
  Adjustments to reconcile net (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                    123,268        135,788
      Provision for losses on accounts receivable       24,229
    Distributed (undistributed) earnings of
      joint venture                                  1,132,649       (220,180)
    Gain on sale of property, plant & equipment       (311,287)
    Legal settlement                                   300,000
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable       (67,178)       731,648
      Decrease (increase) in inventories and
        prepaid expenses                             1,160,447       (429,467)
      Decrease in accounts payable and
        and accrued expenses                           (68,947)       (41,147)
      Decrease (increase) in other assets               13,261        (10,731)

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                 1,343,008       (241,676)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                          (89,520)
  Decrease (increase) in commercial
    paper and time deposits                              8,748           (355)

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                     8,748        (89,875)

FINANCING ACTIVITIES
  Net repayment of short-term debt                  (1,466,480)      (258,654)
  Proceeds from sale of property, plant
    and equipment                                     (407,880)
  Proceeds from issuance of long-term debt                          1,300,000
  Principal payments on long-term debt                 (47,560)      (609,890)
  Payment on legal settlement                         (100,000)
  Proceeds from issuance of common stock
    under stock option plan and employee
    stock purchase plan                                                   191

NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                                (1,206,160)       431,647

INCREASE IN CASH AND CASH EQUIVALENTS                  145,596        100,096

Cash and cash equivalents at beginning of period        97,793        173,809

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   243,389    $   273,905

Supplemental information:
  Interest paid                                    $   340,780     $   399,713
  Income taxes paid                                       -               -

See notes to consolidated financial statements.

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

Long-Term Debt - In addition to the mortgage on the Company's headquarters, the Company agreed to pay the sum of $300,000 in conjunction with the settlement of litigation with Black & Decker. The repayment terms are $100,000 paid in July 1996 and $200,000 payable in 32 equal monthly installments without interest starting September 1, 1996.

Sale of Property - On July 26, 1996, the Company sold undeveloped real estate adjacent to its plant which resulted in a gain of approximately $311,000.

Litigation - The Company settled a suit filed by Black & Decker against the Company for patent infringement in connection with the marketing by the Company of a flexible flashlight under the name PRETZL LITE. Under the terms of the settlement agreement entered into on July 19, 1996, the Company agreed to pay Black & Decker $300,000 as follows: $100,000 within 10 days and $200,000 in 32 consecutive monthly payments of $6,250 beginning September 1, 1996. Under the terms of a Consent Decree entered in the U.S. District Court for the Eastern District of Virginia, the Company was enjoined from future sales of the product, except for approximately 31,300 units to specified customers and the Company was ordered to turn over to Black & Decker for destruction its molds and marketing and packaging materials for the product. The total expenses related to the settlement amounted to approximately $450,000 and have been recorded in the three month period ended June 30, 1996.

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong joint venture) which has facilities in the People's Republic of China, for the manufacturing of consumer electronic products. Additionally, the Hong Kong joint venture has a 30% interest in a separate joint venture with a People's Republic of China company to manufacture and sell a portable cellular telephone primarily in China. The contract is being accounted for under the percentage of completion method. The following represents summarized income statement information of the Hong Kong joint venture for the nine months ended December 31, 1996 and 1995:

                                  1996            1995
        Sales                 $5,467,731       $8,136,727
        Gross Profit             704,519        1,451,206
        Net (Loss) Income        (52,288)         440,361

Commitments - The Company has employment agreements with two of its officers, both expiring on March 31, 1998. The combined fixed aggregate annual remuneration under these agreements is $500,000 per year. In addition, the agreements provide incentive compensation to these officers based on the Company's achievement of certain levels of earnings. However, in September 1996, one of the officers voluntarily agreed to a non-reimbursable reduction in remuneration of $200,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Nine Months Ended December 31, 1996 Compared to
Nine Months Ended December 31, 1995

Sales - Net sales for the nine months ended December 31, 1996 were $13,261,441 compared to $15,275,355 for the comparable nine months in the prior fiscal year, a decrease of $2,013,914. Net sales of security products increased by $74,493, as compared to the nine months ended December 31, 1995. Net sales of telecommunications products decreased by $2,779,178 and video products increased by $690,771, from the comparable period of the previous year. The decrease in telecommunications sales was due to a decreased demand by certain of its private label customers. The increase in security sales was due to the demand for certain security products. The increase in video sales was due to increased demand for certain of the Company's video products by its private label customers.

Net Income - The Company reported a net loss of $963,434 for the nine months ended December 31, 1996 compared to a net loss of $407,587 for the corresponding nine months of the prior fiscal year. The Company's gross margin declined by $362,775, which was due to the decline in sales described above. Additionally, expenses declined by $110,750 as described below, more than offset by a decline in joint venture earnings of $246,324.

Expenses - Research, selling, general and administrative expenses decreased by $110,750 from the comparable nine months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 21% for the nine months ended December 31, 1996 and 19% for the same period in the prior fiscal year. The most significant reason for the decrease in expenses was the savings resulting from the implementation of the Company's cost reduction program.

Interest Expense and Income - The Company's interest expense, net of interest income, decreased to $338,604 for the nine months ended December 31, 1996 from $395,787 for the comparable period in 1995. The decrease in interest expense is due largely to a decrease in short-term debt.

Three Months Ended December 31, 1996 Compared to
Three Months Ended December 31, 1995

Sales - Net sales for the three months ended December 31, 1996 were $3,677,423 compared to $5,317,826 for the comparable three months in the prior fiscal year, a decrease of $1,640,403. Net sales of security products decreased by $1,470,013, as compared to the quarter ended December 31, 1995. Net sales of telecommunications products decreased by $311,831, while video products increased by $141,441 from the same quarter last year. The decrease in telecommunications sales was due to a decreased demand for certain of the Company's telecommunications products by its private label customers. The increase in video sales was due to the demand for certain of the Company's video products. The decrease in security products was due to decreased demand for certain of the Company's security products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Net Income - The Company reported a net loss of $286,957 for the quarter ended December 31, 1996 compared to net income of $50,593 for the corresponding quarter of the prior fiscal year. The primary reasons for the reduction of net income were a reduction in gross sales, combined with an increase in the loss of the joint venture.

Expenses - Research, selling, general and administrative expenses decreased by approximately $225,974 from the comparable three months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 22% for the three months ended December 31, 1996 and 19% for the same period in the last fiscal year. The decrease in selling, general and administrative expenses was primarily due to the savings resulting from the implementation of the Company's cost reduction program.

Interest Expense and Income - The Company's interest expense, net of interest income, decreased from $140,283 for the three months ended December 31, 1995 to $100,174 for the current quarter in 1996.

Financial Condition and Liquidity - Cash needs of the Company are currently met by funds generated from operations and its line of credit with a financial institution, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $1,527,000 has been utilized in letter of credit commitments and short-term borrowings as of December 31, 1996. As of December 31, 1996, the amount available for borrowings under the line was approximately $100,000, based on the specified percentages.

The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to 1% in excess of the prime rate of interest charged by the Company's lender. The loan is secured by the Company's accounts receivable and inventory. During the nine months ended December 31, 1996, working capital increased by $479,778.

Operating activities provided cash of $1,434,008 for the nine months ended December 31, 1996. This was primarily due to the reduction of inventories of $1,130,885. For the same period last year, operating activities used cash of $241,676. This was primarily due to the loss from operations, the undistributed earnings from the Company's joint venture and the increase in inventory, partially offset by a decrease in accounts receivable of $731,648.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Investing activities provided cash of $8,748 in the current period and used cash of $89,875 in the same period last year, consisting primarily of purchases of equipment and returned deposits.

Financing activities used cash of $1,206,160, primarily due to repayment of short-term debt of $1,466,480, partially offset by proceeds from the sale of property of $407,880. For the same period last year, financing activities provided cash of $431,647, primarily due to the net issuance of long-term debt.

The Company believes that its demand line of credit and its working capital provide it with sufficient resources to meet its current requirements for liquidity and working capital in the ordinary course of its business. The Company's ability to retain its financing may be dependent upon the Company's results of operations. If the Company's losses continue, it may not be able to retain its funding sources for as long as the next 12 months.

Hong Kong Joint Venture - Net sales of the joint venture for the nine months and three months ended December 31, 1996 were $5,467,731 and $944,076, respectively, compared to $8,136,727 and $2,678,668, respectively, for the comparable nine months and three months in the prior fiscal year. The decrease in sales was primarily due to decreased sales of telecommunications and video products to the Company which was due to the decreased demand for certain of these products by the Company's private label customers.

The net loss for the nine months ended December 31, 1996 was $52,288 and net loss for the three months ended December 31, 1996 was $214,870, compared to net income of $440,361 and net loss of $17,005, respectively, in the comparable nine months and three months last year.

Selling, general and administrative expenses were $1,034,726 (19% of sales) and $115,199 (12% of sales), respectively, for the nine months and three months ended December 31, 1996 and were $1,172,463 (14% of sales) and $348,381 (13% of sales) for the comparable periods last year.

Cash needs of the Hong Kong joint venture are currently met by funds generated from operations. During the nine months ended December 31, 1996, working capital decreased by $659,600 from $1,373,039 on December 31, 1996 to $713,439 on March 31, 1996.

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

                                   UNIVERSAL SECURITY
                                   INSTRUMENTS, INC.


Dated:    February 14, 1997        Harvey Grossblatt
                                   HARVEY GROSSBLATT
                                   President


Dated:    February 14, 1997        Grant Pierpont
                                   GRANT PIERPONT
                                   Chief Financial Officer