Form 10-K
period 1997-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 1997-07-11
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended March 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 23, 1997:

Common Stock, $.01 Par Value - $1,825,643

The number of shares outstanding of the issuer's classes of common stock as of June 23, 1997:

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

The Company imports virtually all of its products from various suppliers overseas. Approximately 57% of the Company's purchases are bought from a Joint Venture with a Hong Kong Corporation (Hong Kong Joint Venture), in which the Company owns a 50% interest, that has manufacturing facilities in the People's Republic of China.

The Company's sales for the year ended March 31, 1997 were $15,423,149 compared to $19,507,889 for the year ended March 31, 1996, a decrease of approximately 21%. The primary reason for this decrease in sales was due to decreased demand for some of the Company's high volume, low margin, private label products.

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

Sales of the Company's security products aggregated $8,007,748 or approximately 52% of total sales in the fiscal year ended March 31, 1997 and $9,216,686 or approximately 47% of total sales in the fiscal year ended March 31, 1996. This decrease in sales volume was due primarily to the discontinuance of the Company's flexible flashlight.

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

For the fiscal year ended March 31, 1997, sales of the Company's telecommunications products aggregated $3,607,531 or 23% of total sales. For the fiscal year ended March 31, 1996, sales of these products were $6,786,584 or 35% of total sales. The primary reason for the decrease in sales was a reduction in high volume, low margin, private label products.

VIDEO PRODUCTS

The Company designs and markets blank video cassette tapes and other video products, including a wireless remote control converter.

For the fiscal year ended March 31, 1997, sales of the Company's video products and accessories aggregated $3,807,870 or 25% of total sales for the year. For the fiscal year ended March 31, 1996, sales of these products were $3,504,619 or 18% of total sales.

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

SALES AND MARKETING

The Company's products are generally marketed to retailers, wholesale distributors, service companies, catalog and mail order companies and to other distributors. Sales are made both by the Company and by approximately 35 independent sales organizations which are compensated by commissions. The Company has agreements with the sales organizations which are cancelable by either party upon 30 days notice. The Company does not believe that the loss of any one of these organizations would have a material adverse effect upon its business.

The Company also promotes its products through its own sales catalogs and brochures, which are mailed directly to trade customers. The Company's customers, in turn, advertise the Company's products in their own catalogs and brochures and in their ads in newspapers and other media. The Company also exhibits and sells its products at various trade shows, including the annual International Consumer Electronics Show in Las Vegas, Nevada. The Company's domestic marketing strategy is designed to attract retailing customers outside the consumer electronics industry, such as supermarkets, drug stores, variety stores and home centers.

Sales by the Company are made by officers and full-time employees of the Company, four of whom are also engaged in sales management and training. Sales outside the United States, which are made by officers of the Company and through exporters, were less than 25% of total sales in fiscal 1997. The Company's foreign marketing strategy is to increase sales of products from the Hong Kong Joint Venture to overseas markets.

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

The Company's backlog of orders believed to be firm as of March 31, 1997 was approximately $2,956,500. The Company's backlog as of March 31, 1996, was approximately $2,753,530. The increase in backlog is a function of the timing of orders received from its customers.

SUPPLIERS - JOINT VENTURE

The Company has a 50% interest in a Joint Venture with a Hong Kong Corporation (Hong Kong Joint Venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of certain consumer electronic products sold by the Company. The Company believes that this Joint Venture arrangement will ensure a continuing source of supply for each product at competitive prices. At the present time, the Company buys approximately 57% of its total purchases from the Hong Kong Joint Venture. The products produced by the Hong Kong Joint Venture include most of the video tape purchased by the Company, smoke detectors and certain models of telecommunications products and Caller ID products. The Company is currently pursuing the development of additional products to be produced by the Hong Kong Joint Venture. A loss of China's Most Favored Nation status with the United States or changes in economic and political conditions in China could adversely affect the value of the Company's investment in the Hong Kong Joint Venture. Refer to Note C of the Financial Statements in Item 8 for a comparison of annual sales and earnings of the Hong Kong Joint Venture.

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

CHINA CELLULAR TELEPHONE PROJECT

In the year ended March 31, 1993, the Hong Kong Joint Venture entered into the Cellular Joint Venture with a People's Republic of China Company to design and develop a portable cellular telephone for manufacture and sale in China. The Hong Kong Joint Venture has a 30% interest in the Cellular Joint Venture. The Cellular Joint Venture has engaged the Hong Kong Joint Venture to design and develop two versions of a portable cellular telephone for a fee of $3.5 million. Through March, 1996, the Hong Kong Joint Venture had received $3,150,000 of the $3.5 million fee. For the year ended March 31, 1996, the Hong Kong Joint Venture recorded no profit from the development contract. During fiscal 1997, the Hong Kong Joint Venture completed the accounting of its cellular development contract and, additionally, wrote down its investment in its Cellular Joint Venture. The Hong Kong Joint Venture recorded a profit of $122,328 on the development contract and a write-down of $725,745 on its Cellular Joint Venture.

COMPETITION

The market for telephones and telephone products is highly competitive and subject to sudden shifts in consumer preferences and rapid changes in technology. Since deregulation of the telephone industry, many companies have entered the market, competing with lower prices and the continuous introduction of new products incorporating the most advanced technology. The Company competes with many other companies such as AT&T, Southwestern Bell, Bell South, Panasonic, Sony, Dynascan, Uniden, Unisonic and other major companies competing for the same markets, almost all of which have much greater financial resources than the Company. The Company believes, however, that its products compete favorably with other products in the marketplace primarily by reason of styling and pricing.

In the video products industry, there are numerous competitors for each product in the Company's line of video products. Blank VHS video cassettes are marketed by many companies, including such large international firms as Polaroid, Sony, Fuji, Maxell and TDK
The Company's channel converter competes with similar products marketed by such companies as Zenith, General Instrument, Recoton, Hamlin, Gemini and Panasonic. Virtually all of these competitors have greater financial resources than the Company. The Company believes, however, that its products compete favorably with other products in the marketplace primarily by reason of styling and pricing.

In the security lighting area, the Company competes with All-Trade, Regent, Intelectron and Heath-Zenith. In the smoke detector area, the Company competes with Pittway, BRK, Fyrenetics and Coleman. Many of these companies have greater financial resources and financial strength than the Company. The Company believes that its security products compete favorably with other such products in the market primarily on the basis of styling and pricing. The security industry in general, however, involves rapidly changing technology, and the success of the Company's products may depend on the Company's ability to improve and update the technology of its products in a timely manner and to adapt to new technological advances.

EMPLOYEES

The Company has approximately 17 employees, approximately 9 of whom are engaged in administration and sales, and the balance of whom are engaged in product development and servicing.

The Company's employees are not unionized. The Company believes that its relations with its employees are satisfactory.

ITEM 2.

PROPERTIES

The Company's main facility, located in Baltimore County, Maryland, contains approximately 32,000 square feet on approximately four acres and is used for research and development, warehousing and administrative and executive offices. This facility was completed in December 1993 and is subject to a mortgage with a balance of $1,277,616 as of March 31, 1997. The Company has listed this facility for sale. If the Company is successful in selling its facility, the Company believes alternative space would be readily available at reasonable rental.

In addition, the Hong Kong Joint Venture's manufacturing facility consists of six buildings totaling 100,000 square feet. Three of the buildings (totaling 31,000 square feet) are leased pursuant to a long-term lease which expires in 2010. The other three buildings (69,000 square feet) are owned by the Joint Venture and were built on property leased for a 48 year term.

ITEM 3.

LEGAL PROCEEDINGS

The Company settled its legal proceeding for patent infringement litigation with Black & Decker (U.S.). The Company recorded a charge of $450,000 in its June 30, 1996 quarter for settlement of the patent litigation and related expenses. In conjunction with the settlement with Black & Decker, the Company agreed to pay the sum of $300,000. The repayment terms were $100,000 paid in July 1996 and $200,000 payable in 32 equal monthly installments without interest beginning September 1, 1996. The Company reduced its accrual for legal fees by $125,000 related to this matter. The Company recovered $77,500 from its insurance carrier during the fourth quarter in final settlement of its claim. As a result of the adjustments and recovery, the net charge for this matter amounted to $247,500.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

                                PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Common Stock of the Company is traded on the over-the-counter market. The following table shows the fiscal 1996 and 1997 quarterly high and low bid prices for the Company's Common Stock as reported by NASDAQ. The bid quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions and may not represent actual transactions.

Fiscal year ended March 31, 1996

                                    Bid Prices
                               High            Low
     First Quarter            1-3/16          13/16
     Second Quarter           1-7/16           7/8
     Third Quarter            1-1/2            7/8
     Fourth Quarter           1-9/16          15/16

Fiscal year ended March 31, 1997

                                    Bid Prices
                               High            Low
     First Quarter            1-5/16          13/16
     Second Quarter             7/8           14/32
     Third Quarter              29/32         1/2
     Fourth Quarter             11/16         1/2

As of June 18, 1997, there were approximately 676 holders of record of the Company's Common Stock.

The Company has not paid any cash dividends on its Common Stock in the last three years. It is the Company's present intention to retain all earnings for use in its operations.

ITEM 6.

SELECTED FINANCIAL DATA

                                     Year Ended March 31,
                1997          1996          1995          1994          1993
Operations

Net sales   $15,423,149   $19,507,889   $24,841,794   $25,804,715   $23,013,066

Loss before
 equity in
 earnings
 of joint
 venture,
 income
 taxes       (1,332,427)   (1,316,990)   (2,220,460)   (1,230,834)   (1,326,653)

Net (loss)
 income      (1,483,438)   (1,098,817)   (1,296,426)       36,931      (783,720)

Per common
 share:
  Loss
  before
  equity in
  earnings
  of joint
  venture,
  income
  taxes            (.41)         (.41)         (.68)         (.37)         (.41)

  Net (loss)
   income          (.46)         (.34)         (.40)          .01          (.24)

Weighted
 average number
 of common
 shares
 outstanding  3,245,587     3,245,587     3,242,595     3,237,608     3,227,195

Financial
 Condition

Total assets  9,557,116    12,676,391    13,732,846    15,864,756    11,767,934

Long-term
 debt and
 obligations
 (non-
 current)     1,344,211     1,277,394       497,222       927,500

Working
 capital      2,253,553     2,194,108     2,728,405     4,777,650     6,146,506

Current
 ratio        1.75 to 1     1.46 to 1     1.50 to 1     1.81 to 1     3.23 to 1

Share-
 holders'
 equity       5,192,477     6,675,915     7,774,540     9,063,910     9,011,887

Share-
 holders'
 equity
 per share         1.60          2.06          2.40          2.80          2.79

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

SALES

In fiscal year 1997, sales decreased by $4,084,740 (21%) from the prior year. This decrease was primarily due to a decreased demand for certain of the Company's telecommunications products, which amounted to $3,179,053 and a decrease in security products of $1,208,938, partially offset by increased video sales of $303,251. Sales of security products for the fiscal year totaled $8,007,748 (52%), while sales of telecommunications and video products were $3,607,531 (23%) and $3,807,870 (25%), respectively.

In fiscal year 1996, sales decreased by $5,333,905 (21%) from the prior year. This decrease was primarily due to a decreased demand for certain of the Company's telecommunications products, which amounted to $3,940,095 and a decrease in video products of $2,814,776, partially offset by the sale of new security products, which amounted to $1,420,966. Sales of security products for the fiscal year totaled $9,216,686 (47%), while sales of telecommunications and video products were $6,786,584 (35%) and $3,504,619 (18%), respectively.


NET PROFIT AND LOSS

The Company incurred a net loss of $1,483,438 for fiscal year 1997, as compared to a net loss of $1,098,817 for fiscal year 1996. The primary reason for the increase was the Company's Joint Venture writing down its investment by $725,745 in its China Cellular Joint Venture. The Company's 50% portion of this write-down was $362,873.

The Company incurred a net loss of $1,098,817 for fiscal year 1996 as compared to a net loss of $1,296,426 for fiscal year 1995. The most significant reasons for the decrease were reductions in research and development, and selling, general and administrative expenses, partially offset by a reduction in equity earnings of the Joint Venture.

EXPENSES

In fiscal year 1997, research, selling, general and administrative expenses decreased by approximately $450,000 (12%) from the prior year. As a percentage of sales, research, selling, general and administrative expenses were 22% for the fiscal year ended March 31, 1997 and were 20% for the prior year. The primary reason for reduction in expenses was a reduction in personnel and associated cost.

In fiscal year 1996, research, selling, general and administrative expenses decreased by approximately $850,000 (18%) from the prior year. As a percentage of sales, research, selling, general and administrative expenses were 20% for the fiscal year ended March 31, 1996 and were 19% for the prior year.

INTEREST EXPENSE AND INCOME

Interest expense for fiscal 1997 decreased to $411,541 from $543,352 in 1996 due to a decrease in the average outstanding debt during the period resulting from decreased inventory levels in the current fiscal year. Interest income increased to $5,984 from $4,935 in fiscal 1996.

Interest expense for fiscal 1996 decreased to $543,352 from $582,581 in 1995 due to a decrease in the average outstanding debt during the period resulting from decreased inventory levels in the current fiscal year. Interest income decreased to $4,935 in fiscal 1996 from $4,970 in fiscal 1995.

FINANCIAL CONDITION AND LIQUIDITY

Cash needs of the Company are currently met by funds generated from operations and the Company's line of credit with a financial institution which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $1,417,000 has been utilized in short-term borrowings and letter of credit commitments as of March 31, 1997. The amount available under the line of credit as of March 31, 1997 was approximately $300,000 based on the specified percentages. The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to 1-1/2% in excess of the prime rate of interest charged by the Company's lender. The loan is collateralized by the Company's accounts receivable, inventory and a 1.5 acre parcel of the Company's real estate. During the year ended March 31, 1997, working capital increased by $59,445, from $2,194,108 on March 31, 1996 to $2,253,553 on March 31, 1997.

Operating activities provided cash of $1,454,631 for the year ended March 31, 1997. The increase of $1,247,783 was primarily due to decreases in inventory of $1,338,874, an increase in accounts payable of $601,223 and distributions in excess of earnings of the Joint Venture of $401,393, partially offset by a net loss of $1,483,438. For the prior fiscal year, operating activities provided cash of $206,748 for the year ended March 31, 1996. This was primarily due to a decrease in accounts receivable of $1,014,065, an increase in accounts payable of $231,202 partially offset by the net loss of $1,098,817 and the undistributed Joint Venture earnings of $218,173.

Investing activities provided cash of $384,588, mainly due to the sale of an undeveloped parcel of real estate. For the same period last year, investing activities used $93,924, primarily due to purchases of equipment.

Financing activities used cash of $1,786,560 mainly due to the repayment of $1,630,044 in short-term debt and $143,250 in payments on the legal settlement and, for the same period last year, financing activities used cash of $188,840 primarily due to the refinancing of the Company's facilities, offset by the net repayment of short-term debt and principal payments on long-term debt.

During the fiscal year ended March 31, 1997, the Company received a distribution of $1,000,000 from the Hong Kong Joint Venture, of which $750,000 was used to repay its accounts payable to Joint Venture.

The Company believes that its line of credit and its working capital provide it with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months.

HONG KONG JOINT VENTURE

In fiscal year 1997, sales of the Hong Kong Joint Venture were $6,644,142 compared to $9,977,272 and $15,260,179 in fiscal years 1996 and 1995, respectively.

Net loss was $302,022 for the year ended March 31, 1997 compared to net income of $436,345 and $1,848,069 in fiscal years 1996 and 1995, respectively. The decrease in income for the year ended March 31, 1997 was due primarily to a write-down of its investment in its China Cellular Joint Venture of $725,745. The decrease in income for the year ended March 31, 1996 was primarily due to a decrease in sales.

Selling, general and administrative expenses were $1,337,015, $1,456,591 and $1,672,523 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively. As a percentage of sales, expenses were 20%, 15% and 11% for fiscal 1997, 1996 and 1995, respectively. The increase in expenses as a percentage of sales in fiscal 1997 and fiscal 1996 was primarily due to a decrease in sales.

Interest income net of interest expense was $85,414 for the year ended March 31, 1997, compared to $191,916 and $74,741 in fiscal years
1996 and 1995, respectively. The decrease in net interest income was primarily due to a distribution of $2,000,000 paid to its shareholders in April 1996.

Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During the year ended March 31, 1997, working capital increased by $935,835 from $712,439 on March 31, 1996 to $1,648,274 on March 31, 1997.

INFLATION

The Company believes that inflation has not had a material effect upon its results of operations, and liquidity and capital resources for any of the periods presented.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Description                                                       Page

Reports of Independent Auditors
     Deloitte & Touche LLP                                         14
     Ernst & Young LLP                                             15

Financial statements

     Consolidated balance sheets, March 31, 1997 and 1996          16

     Consolidated statements of operations for the years ended
       March 31, 1997, 1996 and 1995                               18

     Consolidated statements of shareholders' equity for the
       years ended March 31, 1997, 1996 and 1995                   19

     Consolidated statements of cash flows for the years ended
       March 31, 1997, 1996 and 1995                               20

     Notes to consolidated financial statements                    21

INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Universal Security Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Hong Kong Joint Venture, the Corporation's investment which is accounted for by use of the equity method. The Corporation's equity of $2,508,957 and $3,660,350 in the Hong Kong Joint Venture's net assets at March 31, 1997 and 1996, and of $(151,011) and $218,173 in that company's net (loss) income for the years then ended is included in the accompanying consolidated financial statements. The financial statements of the Hong Kong Joint Venture were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Universal Security Instruments, Inc. at March 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic 1997 and 1996 consolidated financial statements taken as a whole. The 1997 and 1996 supplemental schedules are presented for the purpose of additional analysis and are not a required part of the basic 1997 and 1996 consolidated financial statements. The 1997 and 1996 supplemental schedules are the responsibility of the Company's management. Such 1997 and 1996 supplemental schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic 1997 and 1996 consolidated financial statements taken as a whole.



Deloitte & Touche LLP
June 30, 1997
Baltimore, Maryland

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Universal Security Instruments, Inc.

We have audited the consolidated balance sheet (not presented separately herein) of Universal Security Instruments, Inc. and subsidiaries as of March 31, 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at item 14(a). These financial statements and this schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Security Instruments, Inc. and subsidiaries at March 31, 1995 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



Ernst & Young LLP
June 21, 1995
Baltimore, Maryland

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

                                                      March 31,
                                                 1997          1996
CURRENT ASSETS
  Cash                                       $  150,452   $    97,793
  Time deposits                                                 8,748
  Accounts receivable:
    Trade (less allowance for doubtful
      accounts of $50,000 in 1997 and
      $25,771 in 1996)                        1,723,979     2,033,092
  Officers and employees                          1,545        40,678

                                              1,725,524     2,073,770
  Inventories:
    Finished goods                            2,900,910     4,099,907
    Raw materials - foreign locations           127,656       152,303

                                              3,028,566     4,252,210

  Prepaid expenses                              369,439       484,669

TOTAL CURRENT ASSETS                          5,273,981     6,917,190

INVESTMENT IN JOINT VENTURE                   2,508,957     3,660,350

PROPERTY, PLANT AND EQUIPMENT                 1,757,488     1,985,790

OTHER ASSETS                                     16,690       113,061

TOTAL ASSETS                                 $9,557,116   $12,676,391


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      March 31,
                                                 1997          1996
CURRENT LIABILITIES
  Short-term borrowings                      $1,363,641   $ 2,993,685
  Current maturity of long-term debt             89,655        13,488
  Accounts payable                            1,502,193       858,557
  Accounts payable - joint venture                            750,000
  Accrued liabilities:
    Payroll, commissions and
      payroll taxes                              45,991        71,372
    Other                                        18,948        35,980

TOTAL CURRENT LIABILITIES                     3,020,428     4,723,082

LONG-TERM DEBT, less current portion          1,344,211     1,277,394

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value per
    share; authorized 20,000,000
    shares; issued and outstanding
    3,245,587 shares in 1997 and 1996            32,456        32,456
  Additional paid-in capital                 10,429,588    10,429,588
  Retained earnings (deficit)                (5,269,567)   (3,786,129)

TOTAL SHAREHOLDERS' EQUITY                    5,192,477     6,675,915

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 9,557,116   $12,676,391


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Year ended March 31,
                                      1997           1996           1995
Net sales                        $15,423,149    $19,507,889    $24,841,794

Cost of goods sold                13,000,896     16,369,364     21,713,689

GROSS PROFIT                       2,422,253      3,138,525      3,128,105

Research and development expense     250,751        220,051        446,178

Selling, general and
  administrative expense           3,209,962      3,696,740      4,327,921

Operating loss                    (1,038,460)      (778,266)    (1,645,994)

Other income (expense):
  Interest income                      5,984          4,935          4,970
  Interest expense                  (411,541)      (543,352)      (582,581)
  Gain from sale of land             312,625
  Legal settlement                  (247,500)
  Other                               46,465           (307)         3,145

                                    (293,967)      (538,724)      (574,466)

LOSS BEFORE EQUITY IN (LOSS)
EARNINGS OF JOINT VENTURE         (1,332,427)    (1,316,990)    (2,220,460)

Equity in (loss) earnings of
  joint venture                     (151,011)       218,173        924,034

NET LOSS                         $(1,483,438)   $(1,098,817)   $(1,296,426)

Per common share amounts:
  Primary                        $      (.46)   $      (.34)   $      (.40)
  Fully diluted                         (.46)          (.34)          (.40)

Weighted average number of
common shares outstanding:
  Primary                          3,245,587      3,245,587      3,242,595
  Fully diluted                    3,245,587      3,245,587      3,242,595


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        Additional    Retained
                        Common Stock      Paid-In     Earnings
                      Shares    Amount    Capital     (Deficit)      Total
Balance at
March 31,
 1994               3,239,835  $32,398  $10,422,398  $(1,390,886)  $9,063,910

Net loss
 for 1995                                             (1,296,426)  (1,296,426)

Common stock
 issued to
 employees
 through
 employee
 stock
 purchase
 plan                     547        6          800                       806

Common stock
 issued to
 employees
 as compen-
 sation                 5,000       50        6,200                     6,250


Balance at
 March 31,
 1995               3,245,382   32,454   10,429,398   (2,687,312)   7,774,540

Net loss
 for 1996                                             (1,098,817)  (1,098,817)

Common stock
 issued to
 employees
 through
 employee
 stock
 purchase
 plan                     205        2          190                       192


Balance at
 March 31,
 1996               3,245,587   32,456   10,429,588   (3,786,129)   6,675,915

Net loss
 for 1997                                             (1,483,438)  (1,483,438)


Balance at
 March 31,
 1997               3,245,587  $32,456  $10,429,588  $(5,269,567)  $5,192,477


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year ended March 31,
                                            1997          1996          1995
OPERATING ACTIVITIES
  Net loss                              $(1,483,438)  $(1,098,817)  $(1,296,426)
  Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
      Depreciation and amortization         165,096       181,781       200,166
      Provision for losses on
        accounts receivable                  24,229                      27,330
      Legal settlement                      300,000
      Distributions in excess of
        (undistributed) earnings of
        joint venture                       401,393      (218,173)     (424,034)
      Gain on sale of property, plant
        and equipment                      (312,635)                     (7,200)
      Changes in operating assets and
        liabilities:
        Decrease in accounts receivable
          trade                             284,884     1,014,065       921,324
        Decrease in inventories and
          prepaid expenses                1,338,874       107,418     1,411,789
        Increase in accounts payable and
            accrued liabilities             601,223       231,202       746,286
        Decrease (increase) in
          other assets                      135,005       (10,728)       (3,829)

NET CASH PROVIDED BY
OPERATING ACTIVITIES                      1,454,631       206,748     1,575,406

INVESTING ACTIVITIES
  Purchases of property, plant
    and equipment                            (7,589)      (93,498)     (110,755)
  Decrease (increase) in time deposits        8,748          (426)         (265)
  Proceeds from sale of property, plant
    and equipment                           383,429                      16,055

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                        384,588       (93,924)      (94,965)

FINANCING ACTIVITIES
  Net repayment of short-term debt       (1,630,044)     (876,026)   (1,195,214)
  Proceeds from issuance of
    long term-debt                                      1,300,000       110,000
  Principal payments on long-term debt      (13,266)     (613,006)     (503,612)
  Payment on legal settlement              (143,250)
  Proceeds from issuance of
    common stock                                              192         7,056

NET CASH USED IN FINANCING ACTIVITIES    (1,786,560)     (188,840)   (1,581,770)

INCREASE (DECREASE) IN CASH                  52,659       (76,016)     (101,329)

CASH AT BEGINNING OF YEAR                    97,793       173,809       275,138

CASH AT END OF YEAR                     $   150,452   $    97,793   $   173,809

Supplemental information:
  Interest paid                         $   411,541   $   543,352   $   582,581
  Income taxes paid                            -             -             -


See notes to consolidated financial statements.

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

Property, Plant and Equipment: Property, plant and equipment is recorded at cost, less accumulated depreciation and amortization.
Depreciation and amortization is provided by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are as follows:

     Building                 -    40 years
     Machinery and equipment  -    5 to 10 years
     Furniture and fixtures   -    5 to 15 years
     Computer equipment       -    5 years

Income Taxes: The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes." For further information (see Note
F).

Net Loss per Share: Primary and fully diluted net loss per share are computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include the dilutive effect of outstanding stock options calculated under the treasury stock method. Stock options are antidilutive for the fiscal years 1997, 1996 and 1995.

New Accounting Pronouncement: The Company is required to adopt SFAS No. 128, "Earnings per Share" effective April 1, 1998. The standard specifies the computation, presentation and disclosure requirements for earnings per share. The Company does not believe this statement will have a material effect on earnings per share.



NOTE B - PROPERTY, PLANT AND EQUIPMENT


Property, plant and equipment consist of the following:

                                                     March 31,
                                                1997           1996
Land and improvements                       $  234,284     $  305,079
Building and improvements                    1,412,271      1,412,271
Machinery and equipment                        812,171        810,172
Furniture and fixtures                         244,250        241,366
Computer equipment                              49,085         46,379

                                             2,752,061      2,815,267

Less accumulated depreciation
  and amortization                             994,573        829,477

                                            $1,757,488     $1,985,790

NOTE C - INVESTMENT IN JOINT VENTURE

The Company maintains a Joint Venture with a Hong Kong Corporation, which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. As of March 31, 1997, the Company has invested approximately $2,508,957 for their 50% interest in the Joint Venture. The investment has been accounted for using the equity method of accounting. Included in the Company's accounts receivable and accounts payable are $171,123 and $149,018, due from and due to the Joint Venture, respectively.

During fiscal 1997, the Joint Venture completed the accounting of its development contract and recorded a write-down of its investment in its Cellular Joint Venture. The Joint Venture recorded a profit of $122,328 on the development contract and a write-down of $725,745 on its Cellular Joint Venture investment.

The following represents summarized financial information from the financial statements of the Joint Venture as of March 31, 1997 and 1996 and for the years ended March 31, 1997, 1996 and 1995.

                                          Year Ended March 31,
                                     1997         1996         1995
Current assets                    $2,712,051   $4,807,113
Property and other assets          3,456,418    4,694,364

Total                             $6,168,469   $9,501,477

Current liabilities               $1,063,777   $4,094,674
Non-current liabilities              141,296      141,384
Shareholders' equity              $4,963,396    5,265,419

Total                             $6,168,469   $9,501,477

Net sales                         $6,644,142   $9,977,272  $15,260,179
Gross profit                       1,792,877    1,640,186    3,308,602
Net (loss) income                   (302,023)     436,345    1,848,069

As of and for the years ended March 31, 1997, 1996 and 1995, the period ending exchange rate and the weighted average exchange rates are approximately 7.75 Hong Kong dollars to each U.S. dollar.

Current liabilities at March 31, 1996 include $2,000,000 in dividends payable to shareholders which were distributed in April 1996.

During the years ended March 31, 1997, 1996 and 1995, the Company purchased $5,824,622, $9,206,000 and $13,832,000, respectively, of finished product from the Joint Venture, which represents 57%, 53% and 81%, respectively, of the Company's total finished product purchases.


NOTE D - DEBT

Debt consisted of the following:

                                                     March 31,
                                                1997          1996
Short-term borrowings                        $1,363,641    $2,993,685
Promissory notes - long-term                  1,433,866     1,290,882

                                              2,797,507     4,284,567

Less current maturities                       1,453,296     3,007,173

                                             $1,344,211    $1,277,394

The short-term borrowings relate to the Company's agreement with a financial institution to provide a maximum line of credit of the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory consisting of a revolving line of credit and letter of credit. The outstanding principal balance of the revolving credit line ($1,363,641 at March 31, 1997) is payable on demand. The interest rate on the revolving credit line is equal to 1-1/2% in excess of the prime rate of interest (10% at March 31, 1997). As of March 31, 1997, the amount available for borrowings under the line was approximately $300,000 based on the specified percentages. The loan is collateralized by the Company's accounts receivable, inventory and a
1.5 acre parcel of the Company's real estate. The agreement does not contain any provision for compliance with financial covenants. The weighted average interest rate on outstanding short-term borrowings for the years ended March 31, 1997, 1996 and 1995 was 9.4%, 11.0% and 9.0%, respectively.

During the year ended March 31, 1996, the Company refinanced its mortgage on its corporate headquarters. The terms of the mortgage are a $1,300,000 loan repayable in 60 equal monthly installments of principal and interest based on a 25 year amortization schedule, with an interest rate of 10%. The full outstanding balance is due at the end of the 60 month period. At March 31, 1997 and 1996, the outstanding principal balances were $1,277,616 and $1,290,882, respectively.

Included in debt is a note payable of $156,250, payable to Black & Decker, as a result of the legal settlement. This note is non-interest bearing and payable at $6,250 per month for 25 months.

The annual maturities for all debt outstanding at March 31, 1997 are:
1998, $1,453,296; 1999, $91,190; 2000, $1,253,021.


NOTE E - LEASES

There were no operating leases for either of the years ended March 31, 1997 or March 31, 1996.


NOTE F - INCOME TAXES

At March 31, 1997, the Company has net operating loss carryforwards in the United States of approximately $4,463,000 for income tax purposes that expire in years 1999 through 2011 and tax credit carryforwards of approximately $36,000 in the United States. From 1996 to 1997, the deferred tax asset valuation allowance decreased by $1,025,421, due to IRS Audit adjustments and establishing a deferred tax liability for the unremitted earnings of the Joint Venture which was offset somewhat by losses generated during 1997. From 1995 to 1996, the deferred tax asset valuation allowance increased by $339,555. This net increase is mainly due to allowances provided from domestic loss carryforwards generated during 1995.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                          March 31,
                                                      1997         1996
Deferred tax liabilities:
  Deferred gain on involuntary conversion        $       -0-   $    71,092
  Unremitted joint venture earnings not
    considered permanently reinvested                777,868       380,000

    Gross deferred tax liabilities                   777,868       451,092

Deferred tax assets:
  Other accruals and reserves                         90,782        43,993
  Other                                               35,355        33,419
  NOL carryforwards and tax credits                1,732,386     2,479,756

    Gross deferred tax assets                      1,858,523     2,557,168

  Valuation allowance                             (1,080,655)   (2,106,076)

  Net deferred tax assets                        $       -0-   $       -0-

The reconciliation of the income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                          3/31/97     3/31/96     3/31/95
Federal tax benefit at
  statutory rate on loss (34%)           $(504,369)  $(373,598)  $(440,785)

Equity in loss (earnings) from
  joint venture                             51,344     (80,023)   (314,172)

Dividends received from joint venture
  for which net deferred taxes were not
  previously provided                     (301,891)                170,000

Effect of net operating
  loss carryforwards                       701,642     394,629     585,960

Other                                       53,274      58,992      (1,003)

                                         $     -0-   $     -0-   $     -0-

Investment and other tax credits are accounted for by the flow-through method.

NOTE G - COMMON STOCK

Under terms of the Company's 1978 Non-Qualified Stock Option Plan, as amended, 975,000 shares of common stock are authorized for the granting of stock options, of which 46,075 shares have been issued as of March 31, 1997, leaving 928,925 available for issuance upon exercise of options granted, or available for future grants to employees and directors. Under provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable. All options expire five years from the date of grant.

The following tables summarize the status of options under the Non-Qualified Stock Option Plan at March 31, 1997 and option transactions for the two years then ended:

Status as of March 31, 1997                             Number of Shares

Presently exercisable                                        516,625
Exercisable in future years                                  135,875

Total outstanding                                            652,500
Available for future grants                                  276,425

Shares of common stock reserved                              928,925

Outstanding options:
     Number of holders                                            21
     Average price per share                                   $1.61
     Expiration dates                    April 1997 to December 2001

Transactions for the Two Years Ended March 31, 1997:

                                           Weighted Average
                             Number of        Per Share          Total
                              Shares         Option Price     Option Price
Outstanding at
March 31, 1995                589,500           $1.94          $1,143,225
  Granted                      12,500            2.28              28,450
  Canceled                    (60,500)           2.09            (168,825)

Outstanding at
March 31, 1996                541,500            1.85           1,002,850
  Granted                     301,000            1.28             384,250
  Canceled                   (190,000)           1.77            (336,200)

Outstanding at
March 31, 1997                652,500           $1.61          $1,050,900

Under the terms of the Company's 1988 Employee Stock Purchase Plan, eligible employees can purchase shares of the Company's common stock through payroll deductions at a price equal to 90% of the asked price of the shares. The Company has reserved 100,000 shares of common stock for issuance under the Plan. No member of the Board of Directors who is not an employee of the Company, and no member of the committee administering the Plan, can participate in the Plan. At March 31, 1997, approximately 65,000 shares remain reserved for issuance under this Plan.

During the year ended March 31, 1996, 715,000 outstanding warrants expired.

The Company applies APB Opinion No. 25 and related interpretations in accounting for the 1978 Non-Qualified Stock Plan. Accordingly, no compensation has been recognized for the 1978 Stock Plan. Had compensation costs for the 1978 Stock Plan been determined based on fair value at the grant date forward under that Plan consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would not have been affected on a pro forma basis. No adjustment to the Company's net loss is required for the year ended March 31, 1997 and 1996.

NOTE H - BENEFIT PLAN

The Company maintains a 401(k) defined contribution plan for its employees. For calendar years 1997, 1996 and 1995, the Company has elected to contribute 2% of each eligible employee's salary to the Plan. Additionally, the Company has elected to match 20% of employee contributions, up to a maximum of $200, and to provide an aggregate contribution of 3% of corporate net income to be allocated among Plan participants. The Company contributions were terminated as of March 3, 1997. The 401(k) expense for the years ended March 31, 1997, 1996 and 1995 was $23,674, $32,486 and $41,305, respectively.

NOTE I - COMMITMENTS

The Company has employment agreements with two of its officers, both expiring on March 31, 1998. The fixed aggregate annual remuneration under these agreements approximates $300,000 per year. In addition, the agreements provide incentive compensation to these officers based on the Company's achievement of certain levels of earnings.

Outstanding letter of credit commitments which are used solely for short-term inventory financing totaled $53,770 at March 31, 1997.

NOTE J - BUSINESS AND SALES INFORMATION

The Company is a manufacturer and wholesaler of a variety of products, principally of security, video and telecommunications devices and systems, for use in homes and businesses.

Approximately 15% and 11% of the Company's total sales were to a single customer in 1997 and 1996, respectively. Approximately 19% of the Company's total sales were to a different customer in 1995.

NOTE K - LITIGATION

The Company settled its legal proceeding for patent infringement litigation with Black & Decker (U.S.). The Company recorded a charge of $450,000 in its June 30, 1996 quarter for settlement of the patent litigation and related expenses. In conjunction with the settlement with Black & Decker, the Company agreed to pay the sum of $300,000. The repayment terms were $100,000 paid in July 1996 and $200,000 payable in 32 equal monthly installments without interest beginning September 1, 1996. The Company reduced its accrual for legal fees by $125,000 related to this matter. The Company recovered $77,500 from its insurance carrier during the fourth quarter in final settlement of its claim. As a result of the adjustments and recovery, the net charge for this matter amounted to $247,500.

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

                         Principal Occupation                 Director
                         for past five years                   since

Stephen Knepper.....53   Director; Vice Chairman of the        1970
                         Board of the Company since
                         September 1996; Chairman of the
                         Board of the Company from 1970
                         to September 1996.

Michael Kovens......54   Director; Chairman of the Board       1970
                         of the Company since September
                         1996; President of the Company
                         from 1970 to September 1996.

Harvey Grossblatt...50   Director since September 1996;        1996
                         President since June 1996;
                         Chief Financial Officer since
                         April 1997; Executive Vice
                         President of the Company since
                         December 1986; Secretary and
                         Treasurer of the Company since
                         September, 1988; Vice President
                         and Chief Financial Officer of
                         the Company from October 1983
                         through May 1995.

ITEM 11.

EXECUTIVE COMPENSATION

Table I.  Summary Compensation Table

The following table reflects the aggregate amount paid or accrued by the Company in its three most recent fiscal years, for each executive officer whose compensation exceeded $100,000 in that year.

                                        Long-Term Compensation
Name and                                    Awards      Payouts
 Principal       Annual  Compensation       Stock        LTIP      All Other
 Position  Year  Salary  Bonus  Other  Awards  Options  Payouts  Compensation(1)
Stephen
 C.
 Knepper   1997 $183,328   -      -      -      70,000     -         $3,200
Vice
 Chairman
 of the    1996  250,000   -      -      -        -        -          2,700
 the Board 1995  237,500   -      -      -      95,000     -          3,250
           1994  250,000   -      -      -      50,000     -          5,014

Michael
 Kovens    1997 $300,000   -      -      -      70,000     -         $3,200
Chairman
 of the
 Board     1996  250,000   -      -      -        -        -          3,200
           1995  237,500   -      -      -      95,000     -          3,200
           1994  250,000   -      -      -      50,000     -          4,619

Harvey
 Gross-
 blatt     1997 $142,923   -      -      -      71,000     -         $2,857
President,
 Secretary 1996  143,675   -      -      -        -        -          3,918
 and
 Treasurer 1995  143,269   -      -      -        -        -          2,840
           1994  136,738   -      -      -      25,000     -          3,771

(1)Consists of Company contributions under its 401(k) plan.

Table II.  Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
           Option/SAR Values

                                                                   Value
                                                Number        of Unexercised
                                            of Unexercised      In-The-Money
                      Shares              Options at FY-End  Options at FY-End
                     Acquired     Value   Exerci-/Unexerci-  Exerci/Unexerci-
Name               In Exercise  Realized   sable /  sable     sable/  sable
Stephen C. Knepper      -          -      215,000/-0-        -0-   /-0-
Michael Kovens          -          -      215,000/-0-        -0-   /-0-
Harvey Grossblatt       -          -       69,500/26,500     -0-   /-0-

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 23, 1997, the following persons were "beneficial owners" (as that term is defined under Rule 13d-3 promulgated by the Securities and Exchange Commission) of more than five percent of the Company's Common Stock.

Name and address of               Shares                 Percent
beneficial owner            Beneficially Owned(1)       of class

Michael Kovens                    745,408(2)              21.5%
10324 South Dolfield Rd.
Owings Mills, MD 21117

Stephen Knepper                   343,493(3)               9.9%
10324 South Dolfield Rd.
Owings Mills, MD 21117

Bruce Paul                        184,000                  5.7%
One Hampton Road
Purchase, NY 10577


(1) For the purpose of determining the percentages of stock beneficially owned, shares of stock subject to options exercisable within 60 days of June 23, 1997 are deemed to be outstanding.

(2) Includes 20,178 shares held by Mr. Kovens' adult children and 215,000 shares which Mr. Kovens presently has the right to acquire through the exercise of stock options.

(3) Includes 215,000 shares which Mr. Knepper presently has the right to acquire through the exercise of stock options.

As of June 23, 1997, the shares of the Company's Common Stock owned beneficially by each director, by each executive officer and by all directors and officers as a group were as follows:

                                     Shares                 Percent
Name of beneficial owner       Beneficially Owned(1)       of class

Michael Kovens                       745,408(2)              21.5%

Stephen Knepper                      343,493(3)               9.9%

Harvey Grossblatt                     98,590(4)               3.0%

All directors and officers as
  a group (6 persons included)     1,207,491                 32.2%



(1)    See footnote 1 under previous table.

(2)    See footnote 2 under previous table.

(3)    See footnote 3 under previous table.

(4) Includes 69,500 shares which Mr. Grossblatt presently has the right to acquire through the exercise of stock options.


ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Not applicable.

PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.   The following consolidated financial statements are
               included in Part II, Item 8.

     Reports of independent auditors

     Financial statements

          Consolidated balance sheets, March 31, 1997 and 1996

          Consolidated statements of operations for the years ended March 31, 1997, 1996 and 1995.

          Consolidated statements of shareholders' equity for the years ended March 31, 1997, 1996 and 1995.

          Consolidated statements of cash flows for the years ended March 31, 1997, 1996 and 1995.

          Notes to consolidated financial statements.

          2. The following financial statement schedule for the years ended March 31, 1997, 1996 and 1995 are submitted herewith:

                                                                 Page

Schedule II    -    Valuation account                             35

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

          The following exhibits are attached hereto:

               10.16     Discount factoring agreement letter dated
                         January 2, 1997

               24.1      Consent of Deloitte & Touche LLP, Independent
                         Auditors.

               24.2      Consent of Ernst & Young LLP, Independent
                         Auditors.

     (d)  1.   Separate financial statements of The Joint Venture
(name withheld and filed separately with the SEC).

                                                                 Page

          Report of the auditors                                 JV-1

          Consolidated profit and loss account,
          March 31, 1997 and 1996                                JV-2

          Consolidated balance sheets, March 31, 1997 and 1996   JV-3

          Cash flow statement, March 31, 1997, 1996 and 1995     JV-4

          Notes to consolidated financial statements             JV-5

SCHEDULE II

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
VALUATION ACCOUNT
YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                 Charged
                     Balance at  to cost  Charged                  Balance
                     beginning    and     to other                 at end
                      of year   expenses  accounts  Deductions(1)  of year
Year ended
 March 31, 1997
Allowance for
 doubtful accounts   $25,771     $24,229    $-0-      $   -0-      $50,000



Year ended
 March 31, 1996
Allowance for
 doubtful accounts   $50,000     $   -0-    $-0-      $24,229      $25,771



Year ended
 March 31, 1995
Allowance for
 doubtful accounts   $45,000     $27,330    $-0-      $22,330      $50,000



(1)Write-off of uncollectible accounts, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             UNIVERSAL SECURITY INSTRUMENTS, INC.




                             By: Harvey Grossblatt
                                 Harvey Grossblatt, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Date:   July 10, 1997        By:  Stephen Knepper
                                  Stephen Knepper
                                  Vice Chairman of the Board, Director


Date:   July 10, 1997        By:  Michael Kovens
                                  Michael Kovens
                                  Chairman of the Board, Director


Date:   July 10, 1997        By:  Harvey Grossblatt
                                  Harvey Grossblatt,
                                  President, Secretary, Treasurer, CFO

REPORT OF THE AUDITORS


To the members
The Joint Venture (name withheld and filed separately with the Securities and Exchange Commission)

We have audited the financial statements on pages 2 to 17 which have been prepared in accordance with accounting principles generally accepted in Hong Kong.

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

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance as to whether the financial statements are free from material misstatement. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Opinion
In our opinion the financial statements give a true and fair view, in all material respects, of the state of affairs of the Company and the Group as at 31 March 1997 and of the loss and cash flows of the Group for the year then ended and have been properly prepared in accordance with the Companies Ordinance.



Hong Kong
6 June 1997

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

CONSOLIDATED PROFIT AND LOSS ACCOUNT

Year ended 31 March 1997


                                    Notes          1997          1996
                                                    HK$           HK$
TURNOVER                               3      57,585,355    77,343,193


PROFIT BEFORE EXCEPTIONAL ITEMS        4       5,333,906     4,379,377

Exceptional items                      5      (5,625,929)            -

PROFIT/(LOSS) BEFORE TAXATION                   (292,023)    4,379,377

Taxation                               7      (2,049,242)     (996,854)

NET PROFIT/(LOSS) ATTRIBUTABLE TO
  SHAREHOLDERS                         8      (2,341,265)    3,382,523

Retained profits at beginning of year         34,078,046    46,155,523

Dividends                              9               -   (15,460,000)

RETAINED PROFITS AT END OF YEAR               31,736,781    34,078,046

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

31 March 1997

                                      Notes         1997          1996
                                                     HK$           HK$
ASSETS

CURRENT ASSETS
Cash and bank balances                  10     8,681,244    21,279,916
Bills receivable                                 135,450       192,430
Inventories                             11     6,897,070     8,134,909
Prepayments, deposits and
  other receivables                              209,031       614,656
Due from a shareholder                   2     5,100,859     6,849,317

TOTAL CURRENT ASSETS                          21,023,654    37,071,228

INTERESTS IN AN ASSOCIATED COMPANY      13     2,616,066    10,945,324

FIXED ASSETS                            14    24,177,874    25,638,308

TOTAL ASSETS                                  47,817,594    73,654,860


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bills payable                                          -       435,117
Accounts payable                               3,570,499     4,459,490
Other payables and accrued liabilities         2,447,850     1,059,993
Due to an associated company            15             -    10,113,460
Current portion of loan from a
  related company                        2       164,004             -
Taxation                                       2,063,977       213,600
Dividend payable                                       -    15,460,000

TOTAL CURRENT LIABILITIES                      8,246,330    31,741,660

DEFERRED TAXATION                       16       576,000     1,096,000

LOANS FROM SHAREHOLDERS                 17     6,738,954     6,738,954

LONG TERM PORTION OF LOAN FROM
  A RELATED COMPANY                      2       519,329             -

TOTAL LIABILITIES                             16,080,613    39,576,614

SHAREHOLDERS' EQUITY
Share capital                           18           200           200
Retained profits                              31,736,781    34,078,046
                                              31,736,981    34,078,246

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                        47,817,594    73,654,860

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

CONSOLIDATED CASH FLOW STATEMENT

Year ended 31 March 1997

                                     Notes          1997          1996
                                                     HK$           HK$
NET CASH INFLOW FROM OPERATING
  ACTIVITIES                          19(a)    4,370,287    11,487,214

RETURNS ON INVESTMENTS AND
  SERVICING OF FINANCE
    Interest received                            676,510     1,498,463
    Interest paid                                (14,385)      (10,742)
    Dividend paid                            (15,460,000)            -
Net cash inflow/(outflow) from
  returns on investments
  and servicing of finance                   (14,797,875)    1,487,721

TAXATION
  Hong Kong profits tax paid                    (718,865)     (514,556)

INVESTING ACTIVITIES
  Purchases of fixed assets                   (2,139,552)   (1,926,285)
  Addition to interests in an
    associated company                                 -      (115,868)
  Sales proceeds from disposal
    of fixed assets                                4,000             -

Net cash outflow from
  investing activities                        (2,135,552)   (2,042,153)

NET CASH (OUTFLOW)/INFLOW BEFORE
  FINANCING ACTIVITIES                       (13,282,005)   10,418,226

FINANCING ACTIVITIES                  19(b)
  Loan from a related company                    820,000             -
  Repayment of the loan from
    a related company                           (136,667)            -

Net cash inflow from financing
  activities                                     683,333             -

INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (12,598,672)   10,418,226

Cash and cash equivalents at
  beginning of year                           21,279,916    10,861,690

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                               8,681,244    21,279,916

ANALYSIS OF THE BALANCES OF CASH AND
  CASH EQUIVALENTS
    Cash and bank balances                     8,681,244    21,279,916

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1997


 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of consolidation
    The consolidated financial statements include the audited financial statements of the Company and its subsidiaries for the year ended 31 March 1997. The results of subsidiaries acquired or disposed of during the year are consolidated from or to their effective dates of acquisition or disposal, respectively. All significant intercompany transactions and balances within the Group are eliminated on consolidation.

    Subsidiaries
    Investments in subsidiaries are stated at cost unless, in the opinion of the directors, there have been permanent diminutions in values, when they are written down to values determined by the directors.

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

    Depreciation is calculated on the straight-line basis to write off the cost of each asset over its estimated useful life. The principal annual rates used for this purpose are as follows:

    Land held on medium term leases                Over the lease terms
    Buildings                                      5%
    Leasehold improvements                         20%
    Plant and machinery                            10%
    Furniture and fixtures                         20%
    Motor vehicles                                 20%

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1997


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    The gain or loss on disposal or retirement of fixed assets recognized in the profit and loss account is the difference between the sales proceeds and the carrying amount of the relevant asset.

    Inventories
    Inventories are stated at the lower of cost and net realizable value. Cost is determined on the first-in, first-out basis and comprises direct materials, direct labor and an appropriate proportion of overheads.

    Net realizable value is based on estimated selling prices less further costs expected to be incurred to completion and disposal.

    Long term contracts
    Long term contract work in progress is stated at cost plus attributable profits less foreseeable losses and progress payments received and receivable. The excess of progress payments received and receivable over costs of individual contract plus attributable profits recognized to date is included under current liabilities in the balance sheet. Cost comprises materials, direct labor and an appropriate proportion of overheads.

    Where losses are currently estimated to arise over the duration of the contracts, allowance is made for such losses. In determining this, account is taken of the anticipated final contract settlement.

    Attributable profit is calculated and included in long term contract work in progress on a percentage of completion basis where the contract's ultimate outcome can be foreseen and assessed with reasonable certainty.

    The percentage of completion is measured by reference to the percentage of contract costs incurred for work performed to date to the estimated total contracted costs.

    Revenue recognition
    Income received from the sales of goods is recognized upon the time the goods are delivered to customers. Attributable profit arising from long term contracts is recognized on the percentage of completion basis where the contracts' ultimate outcome can be foreseen and assessed with reasonable certainty.

    Operating leases
    Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals applicable to such operating leases are charged to the profit and loss account on the straight-line basis over the lease terms.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1997


 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Foreign currency transactions
    Foreign currency transactions are recorded at the applicable rates of exchange ruling at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange ruling at that date. Exchange differences are dealt with in the profit and loss account.

    Deferred taxation
    Deferred taxation is provided, using the liability method, on all significant timing differences to the extent it is probable that the liability will crystallize in the foreseeable future. A deferred tax asset is not recognized until its realization is assured beyond reasonable doubt.

    Related company
    Related company is a company in which a shareholder or director has a direct or indirect interest, either as a shareholder or director of that company, and is in a position to exert significant influence over the related company.


 2. CORPORATE AFFILIATION AND RELATED PARTY TRANSACTIONS

    The Company was incorporated under the laws of Hong Kong on 7 July 1989. It operates under a joint venture agreement entered into on 23 October 1989 between Universal Security Instruments, Inc., which is incorporated in the United States, and The Original Joint Venture Owner (name withheld and filed separately with the SEC), which is incorporated in Hong Kong. The Company is economically dependent on Universal Security Instruments, Inc. with which it transacts most of its business and the financial statements reflect the effect of these transactions which are conducted on bases determined between the parties.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC) AND
SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1997

 2. CORPORATE AFFILIATION AND RELATED PARTY TRANSACTIONS (continued)

    During the year, the following significant related party transactions were recorded:

                                                                     Group
                                                               1997         1996
                                                                HK$          HK$
    Sales made to: Universal Security Instruments, Inc.  45,152,112   71,364,067

    Sundry income received from:
      Universal Security Instruments, Inc.                  400,139      717,392

    Management fee received from: USI Oberlin Limited       139,320      139,320

    Purchases of inventories from:
      Universal Security Instruments, Inc.                  838,680      553,559
      An Affiliate of The Company (name withheld
        and filed separately with the SEC)                        -      314,816

    License fees paid to: An Affiliate of The Company
      (name withheld and filed separately with the SEC)     268,695      292,742

    Rentals paid to: An Affiliate of The Company (name
      withheld and filed separately with the SEC)           840,000    1,080,000
        A Manager (name withheld and filed separately
        with the SEC)                                       240,000      480,000

    Management fee paid to: An Affiliate of The Company
     (name withheld and filed separately with the SEC)    1,440,000    1,440,000

    Interest received from:
      Universal Security Instruments, Inc.                   57,964            -

    Interest paid to: An Affiliate of The Company (name
      withheld and filed separately with the SEC)             3,330            -

    The amount due from a shareholder is unsecured, interest-free, and has no fixed terms of repayment.

    The amount due to a related company, (name withheld and filed separately with the SEC), is unsecured, bears interest at 0.49% per annum and is repayable by 50 equal installments.

    The balances with subsidiaries are unsecured, interest-free and have no fixed terms of repayment.

 3. TURNOVER

    Turnover represents the invoiced value of goods sold, net of discounts and returns and attributable profit of long term contracts.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1997


 4. PROFIT BEFORE EXCEPTIONAL ITEMS

    Profit before exceptional items is arrived at after charging/(crediting):

                                                            Group
                                                      1997        1996
                                                       HK$         HK$
    Depreciation                                 3,591,058   5,464,145
    Auditors' remuneration                         168,000     168,000
    Interest on bank overdrafts and loans
      wholly repayable within five years            14,385      10,742
    Operating lease rentals for land
      and buildings                              1,107,918   1,587,918
    Loss on disposal of fixed assets                 4,928      18,622
    Exchange gains, net                           (161,323)   (466,732)
    Interest income                               (676,510) (1,498,463)
    Rental income                                 (284,640)          -

 5. EXCEPTIONAL ITEMS

                                                            Group
                                                      1997        1996
                                                       HK$         HK$
    Provision for permanent diminution in
      value of the Group's interest in an
      associated company - note 13               1,561,029           -
    Provision against amount due from
      an associated company - note 13            4,064,900           -

                                                 5,625,929           -

 6. DIRECTORS' REMUNERATION

                                                            Group
                                                      1997        1996
                                                       HK$         HK$
    Fees                                                 -           -
    Other emoluments                                                 -

                                                         -           -

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1997


 7. TAXATION

    Hong Kong profits tax has been provided at the rate of 16.5% (1996:
    16.5%) on the estimated assessable profits arising in Hong Kong during the year. Taxes on profits assessable elsewhere have been calculated at the rates of taxation prevailing in the countries in which the group operates.

                                                            Group
                                                      1997        1996
                                                       HK$         HK$
    Provision for the year                       2,530,917     342,300
    Underprovision in prior years                   38,325     384,554
    Deferred tax charge/(credit) - note 15        (520,000)    270,000

    Taxation charge/(credit) for the year        2,049,242     996,854

 8. NET PROFIT/(LOSS) ATTRIBUTABLE TO SHAREHOLDERS

    The net loss for the year dealt with in the financial statements of the Company is HK$824,803 (1996: net profit of HK$3,383,065).


 9. DIVIDENDS

                                                      1997        1996
                                                       HK$         HK$
    Proposed final - Nil (1996: HK$7,730,000)
      per ordinary share                                 -  15,460,000


10. CASH AND BANK BALANCES

    These included time deposits amounting to HK$1,298,086 (1996:
    HK$1,240,842) which were pledged to banks for credit facilities of HK$3,329,000 (1996: HK$3,329,000) granted to the Company.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1997


11. INVENTORIES

                                                    Group and Company
                                                   1997           1996
                                                    HK$            HK$
    Raw materials                             4,959,689      6,213,308
    Work in progress                            976,428      1,114,347
    Finished goods                              960,953        807,254

                                              6,897,070      8,134,909

12. INVESTMENTS IN SUBSIDIARIES

                                                         Company
                                                   1997           1996
                                                    HK$            HK$
    Unlisted shares, at cost                    210,008        210,008

    Particulars of the subsidiaries, all of which are wholly-owned by the Company are as follows:

                                        Nominal value
                            Place of        of issued
                       incorporation         ordinary         Principal
Name                   and operation    share capital        activities
A Subsidiary of The      Incorporated            US$1      Provision of
  Company (name        in the British                     assistance in
  withheld and         Virgin Islands                   development and
  filed separately    and operates in                       manufacture
  with the SEC)          the People's                       of cellular
                             Republic                         hand-held
                             of China                            phones

A Subsidiary of The         Hong Kong      HK$200,000        Investment
  Company (name                                                 holding
  withheld and
  filed separately
  with the SEC)

A Subsidiary of The         Hong Kong       HK$10,000           Dormant
  Company (name
  withheld and
  filed separately
  with the SEC)

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1997


13. INTERESTS IN AN ASSOCIATED COMPANY

                                                            Group
                                                      1997         1997
                                                       HK$          HK$
    Share of net assets, other than goodwill     3,887,426    9,305,588
    Due from an associated company               4,354,569    1,639,736
                                                 8,241,995   10,945,324

    Less:  Provision for permanent
             diminution - note 5                (1,561,029)           -
           Provision against amount due from
             an associated company - note 5     (4,064,900)           -

                                                 2,616,066   10,945,324

    The amount due from the associated company is unsecured, interest-free and has no fixed terms of repayment.

    Particulars of the associated company are as follows:

                                                Percentage
                                                 of equity
                  Counmtry of  Nominal value  attributable
                 registration  of registered  to the Group    Principal
Name            and operation        capital  1997    1996   activities
An Associate     The People's   US$4,000,000    30      30  Manufacture
  of the Company  Republic of                               of cellular
  (name withheld        China                                 hand-held
  and filed                                                      phones
  separately with
  the SEC)

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

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1997


14. FIXED ASSETS

    Group and Company

          Leasehold   Leasehold                Furniture
           land and    improve-    Plant and         and     Motor
          buildings       ments    machinery    fixtures  vehicles        Total
                HK$         HK$          HK$         HK$       HK$          HK$
Cost:
 At begin-
  ning
  of
  year   15,814,592   5,557,946   26,897,646   2,495,549   627,161   51,392,894
 Addi-
  tions           -     926,473    1,128,489      84,590         -    2,139,552
 Dis-
  pos-
  als             -           -     (150,000)          -         -     (150,000)
 At 31
  March
  1997   15,814,592   6,484,419   27,876,135   2,580,139   627,161   53,382,446

Accumulated depreciation:
 At begin-
  ning
  of
  year    1,820,360   3,105,850   18,668,750   1,658,218   501,408   25,754,586
 Pro-
  vided
  during
  the
  year      729,401     986,213    1,424,998     381,014    69,432    3,591,058
 Dispo-
  sals            -           -     (141,072)          -         -     (141,072)
 At 31
  March
  1997    2,549,761   4,092,063   19,952,676   2,039,232   570,840   29,204,572

Net book value:
 At 31
  March
  1997   13,264,831   2,392,356    7,923,459     540,907    56,321   24,177,874

 At 31
  March
  1996   13,994,232   2,452,096    8,228,896     837,331   125,753   25,638,308

The leasehold land and buildings, which represent the factory site and facilities, are situated in the People's Republic of China under medium-term leases.

During the year, the estimated useful life of plant and machinery changed from 7 years to 10 years. The effect of such change has decreased the depreciation charge for the year from HK$3,118,650 to HK$1,424,998.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1997


15. DUE TO AN ASSOCIATED COMPANY

    The balance in last year represented long term contract work in progress reflected as a current liability at the balance sheet date and was analyzed as follows:

                                                           Group
                                                     1997         1996
                                                      HK$          HK$
    Progress payments received                          -   24,433,500
    Less: Costs incurred on an incomplete contract      -   (7,758,040)
    Estimated attributable profits                      -   (6,562,000)

                                                        -   10,113,460

    Long term contract work in progress arose as a result of the provision of assistance in the development and manufacture of cellular hand-held phones by a subsidiary, (name withheld and filed separately with the SEC), to an associated company, (name withheld and filed separately with the SEC), at a contract value of US$3,500,000 (HK$27,055,000). The long term contract work in progress was completed in the current year.


16. DEFERRED TAXATION

                                                     Group and Company
                                                     1997         1996
                                                      HK$          HK$
    Balance at beginning of year                1,096,000      826,000
    Charge/(credit) for the year - note 7        (520,000)     270,000

    Balance at end of year                        576,000    1,096,000

    The principal components of the Group's deferred tax liability comprises accelerated depreciation allowances.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1997


17. LOANS FROM SHAREHOLDERS

                                                     Group and Company
                                                     1997         1996
                                                      HK$          HK$
    Universal Security Instruments, Inc.        3,369,477    3,369,477
    An Affiliate of The Company (name
      withheld and filed separately with
      the SEC)                                  3,369,477    3,369,477

                                                6,738,954    6,738,954

    The loans are unsecured, interest-free and repayable on demand by the respective shareholder with the consent of the other. The directors of the Company consider that these liabilities are non-current.


18. SHARE CAPITAL

                                                          Company
                                                     1997         1996
                                                      HK$          HK$
    Authorized:
      100 ordinary shares of HK$100 each           10,000       10,000

    Issued and fully paid:
      2 ordinary shares of HK$100 each                200          200

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1997


19. NOTES TO THE CONSOLIDATED CASH FLOW STATEMENT

    (a) Reconciliation of profit/(loss) before taxation to net cash inflow from operating activities:

                                                     1997         1996
                                                      HK$          HK$
         Profit/(loss) before taxation           (292,023)   4,379,377
         Provision for permanent diminution     1,561,029            -
         Provision against amount due from
           an associated company                4,064,900            -
         Unrealized profit in pre-operating
           expenses of an associated company    5,418,162            -
         Interest income                         (676,510)  (1,498,463)
         Interest expense                          14,385       10,742
         Depreciation                           3,591,058    5,464,147
         Loss on disposal of fixed assets           4,928       18,622
         Decrease/(increase) in bills
           receivable                              56,980     (192,430)
         Decrease in inventories                1,237,839   10,970,718
         Decrease/(increase) in prepayments,
           deposits and other receivables         405,625     (225,615)
         Decrease in amount due from a
           shareholder                          1,748,458      354,986
         Increase/(decrease) in bills payable    (435,117)     435,117
         Decrease in accounts payable            (888,991)  (3,678,916)
         Increase/(decrease) in other payables
           and accrued liabilities              1,387,857      (67,840)
         Decrease in amount due to an
           associated company                 (12,828,293)    (637,646)
         Increase/(decrease) in amount due
           to a related company                         -   (3,845,585)

         Net cash inflow from operating
           activities                           4,370,287   11,487,214

    (b)  Analysis of changes in financing during the year

                                                           Loan from a
                                                       related company
                                                                   HK$
         Balance at 1 April                                          -
         Cash inflow from financing                            820,000
         Repayment                                            (136,667)

         Balance at 31 March                                   683,333

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1997


20. COMMITMENTS

                                                     Group and Company
                                                     1997         1996
                                                      HK$          HK$
    Capital commitments contracted for            303,115      348,400


    Commitments payable in the following
      year under operating leases in
      respect of land and buildings
      expiring within one year                  1,080,000    1,560,000

21. CONTINGENT LIABILITIES

                                                     Group and Company
                                                     1997         1996
                                                      HK$          HK$
    Bills discounted                              565,771            -

22. COMPARATIVE AMOUNTS

    Certain comparative amounts have been reclassified to conform with the current year's presentation.


23. APPROVAL OF THE FINANCIAL STATEMENTS

    The financial statements were approved by the board of directors on 6 June 1997.