Form 10-Q
period 1997-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 1997-08-12
CIK 102109

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the Quarter ended June 30, 1997

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

                      YES   X      NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Date                  Class               Shares Outstanding
August 1, 1997  Common Stock, $.01 par value        3,245,587

      UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

                              INDEX

Part  I - FINANCIAL INFORMATION

          Item l.  Financial Statements

          Consolidated balance sheets at June 30, 1997 and March
          31, 1997

          Consolidated statements of operations for the three months ended June 30, 1997 and 1996

          Consolidated statements of cash flows for the three months ended June 30, 1997 and 1996

          Notes to consolidated financial statements

          Item 2. Management's discussion and analysis of results of operations and financial condition

Part II - OTHER INFORMATION

          Item 6.  Exhibits and Reports

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS

                                    June 30, 1997  March 31, 1997

CURRENT ASSETS
  Cash                                 $   83,951      $  150,452
  Accounts receivable:
    Trade (less allowance for
      doubtful accounts of $50,000
      at June 30, 1997 and
      March 31, 1997)                   1,482,330       1,723,979
    Officers and employees                    974           1,545

                                        1,483,304       1,725,524

  Inventories:
    Finished goods                      2,959,513       2,900,910
    Raw materials-foreign locations       121,410         127,656

                                        3,080,923       3,028,566

  Prepaid expenses                        318,367         369,439

TOTAL CURRENT ASSETS                    4,966,545       5,273,981

INVESTMENT IN JOINT VENTURE             2,522,879       2,508,957

PROPERTY, PLANT AND EQUIPMENT           1,718,965       1,757,488

OTHER ASSETS                               16,690          16,690

TOTAL ASSETS                           $9,225,079      $9,557,116


See notes to consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                   June 30, 1997   March 31, 1997

CURRENT LIABILITIES
  Short-term borrowings             $ 1,399,563      $ 1,363,641
  Current maturity of
    long-term debt                       89,655           89,655
  Accounts payable                    1,138,070        1,502,193
  Accrued liabilities:
    Payroll, commissions and
      payroll taxes                      51,665           45,991
    Other                                14,726           18,948

TOTAL CURRENT LIABILITIES             2,693,679        3,020,428

LONG-TERM DEBT, less current
  portion                             1,321,952        1,344,211

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value
    per share; authorized
    20,000,000 shares; issued
    3,245,587 shares at June 30,
    1997 and March 31, 1997              32,456           32,456
  Additional paid-in capital         10,429,588       10,429,588
  Retained earnings (deficit)        (5,252,596)      (5,269,567)

TOTAL SHAREHOLDERS' EQUITY            5,209,448        5,192,477

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                $ 9,225,079      $ 9,557,116


See notes to consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                      For the Three Months Ended
                                     June 30, 1997  June 30, 1996

Net sales                              $3,357,777     $4,346,913

Cost of goods sold                      2,709,796      3,500,311

                                          647,981        846,602

Research and development expense           62,831         48,455

Selling, general and administrative
  expense                                 511,633      1,102,821

Operating income (loss)                    73,517       (304,674)

Other income (expense):
  Interest income                           1,220          1,665
  Interest expense                        (71,688)      (113,040)
  Other                                                 (449,968)

                                          (70,468)      (561,343)

EARNINGS (LOSS) BEFORE EQUITY
IN EARNINGS OF JOINT VENTURE                3,049       (866,017)

Equity in earnings of joint venture        13,922         18,414

NET EARNINGS (LOSS)                    $   16,971     $ (847,603)

Per common share amounts:
  Primary                              $      .01     $     (.26)
  Fully diluted                               .01           (.26)

Weighted average number of common
  shares outstanding
    Primary                             3,245,587      3,245,587
    Fully diluted                       3,245,587      3,245,587


See notes to consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                For the Three Months Ended
                                               June 30, 1997  June 30, 1996

OPERATING ACTIVITIES
  Net earnings (loss)                             $  16,971      $(847,603)
  Adjustments to reconcile net earnings
    (loss) to net cash (used in) provided
    by operating activities:
      Depreciation and amortization                  39,748         41,677
      (Undistributed) distributed
        earnings of joint venture                   (13,922)       992,213
      Legal settlement                                             300,000

      Changes in operating assets and liabilities:
        Decrease in accounts receivable             242,220        535,263
        Increase in inventories and
          prepaid expenses                           (1,285)      (281,564)
        Decrease in accounts payable
          and accrued expenses                     (362,671)      (252,332)

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES                                (78,939)       487,654

INVESTING ACTIVITIES
  Property, plant and equipment                      (1,225)
  Increase in time deposits                                            (72)

NET CASH USED IN INVESTING ACTIVITIES                (1,225)           (72)

FINANCING ACTIVITIES
  Net borrowings (repayment) of short-term debt      35,922       (403,854)
  Principal payments on long-term debt               (3,509)        (3,194)
  Payment on legal settlement                       (18,750)

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                 13,663       (407,048)

(DECREASE) INCREASE IN CASH                         (66,501)        80,534

Cash at beginning of period                         150,452         97,793

CASH AT END OF PERIOD                             $  83,951      $ 178,327

Supplemental information:
  Interest paid                                   $  71,688      $ 111,844
  Income taxes paid                                       -              -


See notes to consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Statement of Management - The financial information included herein is unaudited and does not include all disclosures normally included in financial statements presented in accordance with generally accepted accounting principles. The interim financial information should be read in connection with the financial statements and related notes in the Company's annual report on Form 10-K for the year ended March 31, 1997. The results for the interim period are not necessarily indicative of the results expected for the year. The accompanying interim information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

Per Share Data - Primary and fully diluted net income per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include the dilutive effect of outstanding stock options calculated under the treasury stock method.

Earnings Per Share - The Company will adopt Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128") effective April 1, 1998, as required. The standard specifies the computation, presentation and disclosure requirements for earnings per share. The pro forma basic earnings per common share and the pro forma diluted earnings per common share, as computed under the provision of SFAS 128 for the quarter ended June 30, 1997, were each $0.01. Basic and diluted pro forma earnings per share, as computed under the provisions of SFAS 128, are the same previously reported for the quarter ended June 30, 1996.

Income Taxes - No income tax provision has been provided for the quarter ended June 30, 1997 because of the Company's unrecognized deferred income tax benefits related to the carryforward of prior years' operating losses.

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong joint venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. The following represents summarized income statement information of the Hong Kong joint venture for the quarters ended June 30, 1997 and 1996:

                             1997                1996
      Net sales           $2,098,476          $1,859,574
      Gross profit           353,252             396,569
      Net income              27,844              36,828

Commitments - The Company has employment agreements with two of its officers, both expiring on March 31, 1998. The combined fixed aggregate annual remuneration under these agreements is $300,000 per year. In addition, the agreements provide incentive compensation to these officers based on the Company's achievement of certain levels of earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Three Months Ended June 30, 1997 Compared to
Three Months Ended June 30, 1996

Sales - Net sales for the three months ended June 30, 1997 were $3,357,777 compared to $4,346,913 for the comparable three months in the prior fiscal year, a decrease of $989,136. Net sales of security products decreased by $1,441,921 as compared to the quarter ended June 30, 1996. Net sales of telecommunications and video products increased by $373,933 and $78,852, respectively, as compared to the quarter ended June 30, 1996. The decrease in security sales was due primarily to lower sales of smoke detectors and flexible flashlights. The increase in telecommunications and video sales was due to an increased demand for certain of the Company's telecommunications and video products.

Net Income - The Company reported a net profit of $16,971 for the quarter ended June 30, 1997 compared to net loss of $847,603 for the corresponding quarter of the prior fiscal year. The increase in net income was due primarily to lower selling and general administrative costs of $591,188 in the 1997 quarter and the 1996 quarter including a $450,000 charge for the settlement of Black & Decker's patent infringement suit against the Company.

Expenses - Research, selling, general and administrative expenses decreased by approximately $577,000 from the comparable three months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 17% for the three months ended June 30, 1997 and 25% for the same period in the last fiscal year. The reduction in expenses was due to the Company's cost reduction program.

Interest Expense and Income - The Company's interest expense, net of interest income, decreased from $111,375 for the quarter ended June 30, 1996 to $70,468 for the quarter ended June 30, 1997. The lower interest expenses resulted from lower levels of borrowing.

Financial Condition and Liquidity - Cash needs of the Company are currently met by funds generated from operations and the Company's line of credit with a financial institution, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum bank line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $1,443,000 has been utilized in letter of credit commitments and short-term borrowings as of June 30, 1997. As of June 30, 1997, the amount available for borrowings under the line was approximately $130,000 based on the specified percentages.

The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to 1-1/2% in excess of the prime rate of interest charged by the Company's lender. The loan is collateralized by the Company's accounts receivable, inventory and a 1.5 acre parcel of the Company's real estate.

Operating activities used cash of $78,939 for the quarter ended June 30, 1997. This was primarily due to a decrease in accounts receivable of $242,220 and a decrease in accounts payable and accrued expenses of $362,671. For the same period last year, operating activities provided cash of $487,654.

Investing activities used cash of $1,225 in the current quarter and $72 in the same quarter last year.

Financing activities provided cash of $13,663. For the same period last year, financing activities used $407,048, primarily due to the net repayments of short-term debt of $403,854.

The Company believes that its line of credit and its working capital provide it with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months.

Hong Kong Joint Venture - Net sales of the joint venture for the three months ended June 30, 1997 were $2,098,476 compared to $1,859,574 for the comparable three months in the prior fiscal year. The increase in sales was primarily due to increased sales of telecommunications and video products to the Company.

Net income was $27,844 for the quarter ended June 30, 1997 compared to $36,828 in the comparable quarter last year.

Selling, general and administrative expenses were $322,821 and $430,224 for the quarter ended June 30, 1997 and 1996, respectively. As a percentage of sales, expenses were 15% and 23% for 1997 and 1996, respectively.

Interest income net of interest expense was $20,854 for the quarter ended June 30, 1997 compared to $13,023 for the same quarter last year.

Cash needs of the Hong Kong joint venture are currently met by funds generated from operations. During the quarter ended June
30, 1997, working capital decreased by $378,049 from $1,648,274 on March 31, 1997 to $1,270,225 on June 30, 1997.

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


                             UNIVERSAL SECURITY INSTRUMENTS, INC.



Dated:    August 12, 1997          Harvey Grossblatt
                             HARVEY GROSSBLATT
                             President, Chief Financial Officer