Form 10-K/A
period 1997-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 1997-08-20
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-K/A

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

The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended March 31, 1997, by deleting those items in their entirety and inserting in their place the following:

     Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (as amended on August 19, 1997, to correct a typographical error in Note F - in the original filing, in the column headed "3/31/97," the "Federal tax benefit at statutory rate on loss (34%)" should be $(504,269), the "Dividends received from joint venture for which net deferred taxes were not previously provided" should be $340,000, the "Effect on net operating loss carryforwards" should be $60,000 and "Other" should be $52,925).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caued this amendment to be signed on its behalf by the undersigned, thereunto duly authorized:

                                   UNIVERSAL SECURITY INSTRUMENTS, INC.



Date:  August 20, 1997             By:  Harvey Grossblatt
                                        Harvey Grossblatt,
                                        President, Secretary, Treasurer, CFO

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                          March 31,
                                                      1997         1996
Deferred tax liabilities:
  Deferred gain on involuntary conversion        $       -0-   $    71,092
  Unremitted joint venture earnings not
    considered permanently reinvested                777,868       380,000

    Gross deferred tax liabilities                   777,868       451,092

Deferred tax assets:
  Other accruals and reserves                         90,782        43,993
  Other                                               35,355        33,419
  NOL carryforwards and tax credits                1,732,386     2,479,756

    Gross deferred tax assets                      1,858,523     2,557,168

  Valuation allowance                             (1,080,655)   (2,106,076)

  Net deferred tax assets                        $       -0-   $       -0-

The reconciliation of the income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                          3/31/97     3/31/96     3/31/95
Federal tax benefit at
  statutory rate on loss (34%)           $(504,269)  $(373,598)  $(440,785)

Equity in loss (earnings) from
  joint venture                             51,344     (80,023)   (314,172)

Dividends received from joint venture
  for which net deferred taxes were not
  previously provided                      340,000                 170,000

Effect of net operating
  loss carryforwards                        60,000     394,629     585,960

Other                                       52,925      58,992      (1,003)

                                         $     -0-   $     -0-   $     -0-

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