Form 10-Q
period 1997-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 1997-11-10
CIK 102109

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the Quarter ended September 30, 1997

( )  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the transition period from __________________ to _________________

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

                        YES      X        NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Date                     Class                Shares Outstanding
November 10, 1997    Common Stock, $.01 par value        3,245,587

         UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES



                                 INDEX



Part  I -  FINANCIAL INFORMATION

           Item l.  Financial Statements

           Consolidated balance sheets at September 30, 1997 and March 31, 1997

           Consolidated statements of operations for the six months ended September 30, 1997 and 1996 and three months ended September 30, 1997 and 1996

           Consolidated statements of cash flows for the six months ended September 30, 1997 and 1996

           Notes to consolidated financial statements

           Item 2. Management's discussion and analysis of results of operations and financial condition

Part II -  OTHER INFORMATION

           Item 6.  Exhibits and Reports

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)


ASSETS

                                    September 30, 1997  March 31, 1997
CURRENT ASSETS
  Cash                                     $   71,966       $  150,452
  Accounts receivable:
    Trade (less allowance for
      doubtful accounts of $50,000
      at September 30, 1997 and
      March 31, 1997)                       1,547,045        1,723,979
    Officers and employees                      2,070            1,545

                                            1,549,115        1,725,524

  Inventories:
    Finished goods                          2,385,856        2,900,910
    Raw materials-foreign locations           111,113          127,656

                                            2,496,969        3,028,566

  Prepaid expenses                            260,050          369,439

TOTAL CURRENT ASSETS                        4,378,100        5,273,981

INVESTMENT IN JOINT VENTURE                 2,605,121        2,508,957

PROPERTY, PLANT AND EQUIPMENT               1,680,821        1,757,488

OTHER ASSETS                                   16,690           16,690

TOTAL ASSETS                               $8,680,732       $9,557,116

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY

                                    September 30, 1997  March 31, 1997
CURRENT LIABILITIES
  Short-term borrowings                   $ 1,228,414     $ 1,363,641
  Current maturity of long-term debt           89,655          89,655
  Accounts payable                            777,006       1,502,193
  Accrued liabilities:
    Payroll, commissions and
      payroll taxes                            42,420          45,991
    Other                                      11,742          18,948


TOTAL CURRENT LIABILITIES                   2,149,237       3,020,428

LONG-TERM DEBT, less current portion        1,299,607       1,344,211


SHAREHOLDERS' EQUITY
  Common stock, $.01 par value
    per share; authorized 20,000,000
    shares; issued 3,245,587 shares at
    September 30, 1997 and March 31, 1997      32,456          32,456
  Additional paid-in capital               10,429,588      10,429,588
  Retained earnings (deficit)              (5,230,156)     (5,269,567)

TOTAL SHAREHOLDERS' EQUITY                  5,231,888       5,192,477

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                      $ 8,680,732     $ 9,557,116

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                            For the Six Months Ended
                                          Sept 30, 1997  Sept 30, 1996
Net sales                                   $6,653,275     $9,584,018

Cost of goods sold                           5,381,462      8,010,923

                                             1,271,813      1,573,095

Research and development expense               142,394        117,831

Selling, general and
  administrative expense                     1,042,656      1,836,223

Operating income (loss)                         86,763       (380,959)

Other income (expense):
  Interest income                                1,942          1,557
  Interest expense                            (146,882)      (239,987)
  Other                                          1,424       (138,381)

                                              (143,516)      (376,811)

LOSS BEFORE EQUITY IN
EARNINGS OF JOINT VENTURE                      (56,753)      (757,770)

Equity in earnings of joint venture             96,164         81,291

NET INCOME (LOSS)                           $   39,411     $ (676,479)



Per common share amounts:
  Primary                                   $      .01     $     (.21)
  Fully diluted                                    .01           (.21)

Weighted average number of common
  shares outstanding
    Primary                                  3,245,587      3,245,587
    Fully diluted                            3,245,587      3,245,587

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                           For the Three Months Ended
                                          Sept 30, 1997  Sept 30, 1996
Net sales                                   $3,295,498     $5,237,105

Cost of goods sold                           2,671,666      4,510,611

                                               623,832        726,494

Research and development expense                79,563         69,376

Selling, general and
  administrative expense                       531,023        733,402

Operating income (loss)                         13,246        (76,284)

Other income (expense):
  Interest income                                  722           (108)
  Interest expense                             (75,194)      (126,647)
  Other                                          1,424        311,287

                                               (73,048)       184,532

(LOSS) EARNINGS BEFORE EQUITY
IN EARNINGS OF JOINT VENTURE                   (59,802)       108,248

Equity in earnings of joint venture             82,242         62,877

NET INCOME                                  $   22,440     $  171,125



Per common share amounts:
  Primary                                   $      .01     $      .05
  Fully diluted                                    .01            .05

Weighted average number of common
  shares outstanding
    Primary                                  3,245,587      3,245,587
    Fully diluted                            3,245,587      3,245,587

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                     For the Six Months Ended
                                                   Sept 30, 1997  Sept 30, 1996
OPERATING ACTIVITIES
  Net earnings (loss)                                $   39,411    $  (676,479)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                      78,454         83,311
      Provision for losses on accounts receivable                       24,229
      (Undistributed) distributed earnings of
        joint venture                                   (96,164)       940,781
      Gain on sale of property, plant and equipment    (311,287)
      Legal settlement                                                 300,000
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable      176,409     (1,192,126)
        Decrease in inventories and prepaid expenses    640,986        361,983
        (Decrease) increase in accounts payable and
          accrued expenses                             (735,964)       268,523
        Increase in other assets                                        (3,178)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     103,132       (204,243)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment             (1,785)
  Decrease in commercial paper and time deposits                         8,748
  Proceeds on sale of property, plant and equipment                    407,880

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES      (1,785)       416,628

FINANCING ACTIVITIES
  Net repayment of short-term debt                     (135,227)       (55,292)
  Payment on legal settlement                           (37,500)      (100,000)
  Principal payments on long-term debt                   (7,106)       (25,452)

NET CASH USED IN FINANCING ACTIVITIES                  (179,833)      (180,744)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (78,486)        31,641

Cash and cash equivalents at beginning of period        150,452         97,793

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   71,966     $  129,434

Supplemental information:
  Interest paid                                      $  146,882     $  239,987
  Income taxes paid                                        -              -

See notes to consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


Statement of Management - The financial information included herein is unaudited and does not include all disclosures normally included in financial statements presented in accordance with generally accepted accounting principles. The interim financial information should be read in connection with the financial statements and related notes in the Company's annual report on Form 10-K for the year ended March 31, 1997. The results for the interim period are not necessarily indicative of the results expected for the year. The accompanying interim information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

Per Share Data - Primary and fully diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include the dilutive effect of outstanding stock options calculated under the treasury stock method.

The Company will adopt Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128") effective April 1, 1998, as required. The standard specifies the computation, presentation and disclosure requirements for earnings per share. The pro forma basic earnings per common share and the pro forma diluted earnings per common share, as computed under the provision of SFAS 128 for the quarter and six months ended September 30, 1997, were each $0.01 due to roundings. Basic and diluted pro forma earnings per share, as computed under the provisions of SFAS 128, are the same previously reported for the quarter and six months ended September 30, 1996.

Income Taxes - No income tax provision has been provided for the quarter and six months ended September 30, 1997 because of the Company's unrecognized deferred income tax benefits related to the carryforward of prior years' operating losses.

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong joint venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. The following represents summarized income statement information of the Hong Kong joint venture for the six months ended September 30, 1997 and 1996:

                                   1997                1996
            Net sales           $4,173,627          $4,523,655
            Gross profit           781,359             675,671
            Net income             192,328             162,582

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Six Months Ended September 30, 1997 Compared to
Six Months Ended September 30, 1996

Sales - Net sales for the six months ended September 30, 1997 were $6,653,275 compared to $9,584,018 for the comparable six months in the prior fiscal year, a decrease of $2,930,743. Net sales of security and video products decreased by $2,294,492 and $1,245,448, respectively. Security sales decreased as a result of lower demand for certain security products of the Company. The decrease in video sales resulted primarily from decreased demand from a private label customer for cable converters. The sales decrease was partially offset by an increase of $609,197 in telecommunications sales resulting from increased sales of the Company's Caller ID products.

Net Income - The Company reported net income of $39,411 for the six months ended September 30, 1997 compared to a net loss of $676,479 for the corresponding six months of the prior fiscal year. The increase in net income resulted from higher gross margins and lower selling, general and administrative expenses resulting from the Company's cost containment program. Included in the September 1996 results was the settlement of a patent infringement case including fees and expenses of $450,000, partially offset by the gain on the sale of unused, unimproved real estate.

Expenses - Research, selling, general and administrative expenses decreased by $769,004 from the comparable six months in the prior year. The decrease in selling, general and administrative expenses resulted from the Company's cost containment program. As a percentage of sales, research, selling, general and administrative expenses were 18% for the six months ended September 30, 1997 and 20% for the same period in the prior fiscal year.

Interest Expense and Income - The Company's interest expense, net of interest income, was $144,940 for the six months ended September 30, 1997 compared to $238,430 for the same period in 1996. The decrease in interest expense resulted from lower levels of borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Three Months Ended September 30, 1997 Compared to
Three Months Ended September 30, 1996

Sales - Net sales for the three months ended September 30, 1997 were $3,295,498 compared to $5,237,105 for the comparable three months in the prior fiscal year, a decrease of $1,941,607. Net sales of video, security and telecommunications products decreased by $1,324,300, $537,145 and $80,162, respectively. The decrease in video sales resulted primarily from decreased demand from a private label customer for cable converters. The decrease in security and telecommunications sales resulted from lower demand for certain products of the Company.

Net Income - The Company reported net income of $22,440 for the quarter ended September 30, 1997 compared to net income of $171,125 for the corresponding quarter of the prior fiscal year. The decrease in net income was primarily due to the sale of an unused, unimproved parcel of real estate which resulted in a gain of approximately $311,000 in the quarter ended September 30, 1996.

Expenses - Research, selling, general and administrative expenses decreased by $192,192 from the comparable three months in the prior year. The decrease in selling, general and administrative expenses resulted from the Company's cost containment program. As a percentage of sales, research, selling, general and administrative expenses were 19% for the three months ended September 30, 1997 and 15% for the same period in the last fiscal year.

Interest Expense and Income - The Company's interest expense, net of interest income, was $74,472 for the quarter ended September 30, 1997 compared to $126,755 for the comparable period in 1996. The decrease in interest expense resulted from lower levels of short-term debt.

Financial Condition and Liquidity - Cash needs of the Company are currently met by funds generated from operations and the Company's line of credit with a financial institution, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum bank line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $1,259,359 has been utilized in letter of credit commitments and short-term borrowings as of September 30, 1997. As of September 30, 1997, the amount available for borrowings under the line was approximately $120,000 based on the specified percentages.

The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to 1.5% in excess of the prime rate of interest charged by the Company's lender. The loan is collateralized by the Company's accounts receivable and inventory and a 1.5 acre parcel of the Company's real estate.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Operating activities provided cash of $103,132 for the six months ended September 30, 1997. This was primarily due to a decrease in accounts receivable of $176,409 and in inventories and prepaid expenses of $640,986, partially offset by a decrease in accounts payable and accrued expenses of $735,964. For the same period last year, operating activities used cash of $204,243. This was primarily due to a net loss of $676,479, and an increase in accounts receivable of $1,192,126, partially offset by a partnership distribution of $1,000,000, a decrease in inventory and an increase in accounts payable and accrued expenses.

Investing activities used cash of $1,785 in the current six months and provided cash of $416,628 in the same six months last year as a result of proceeds from the sale of unused, unimproved real estate.

Financing activities used cash of $179,833 primarily due to repayment of short-term debt. For the same period last year, financing activities used cash of $180,744, primarily due to a payment on a legal settlement of $100,000 and other debt payments.

The Company believes that its line of credit and its working capital provide it with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months, depending on the ability of the Company to retain its financing, which may be dependent upon the Company's results of operations.

Hong Kong Joint Venture - Net sales of the joint venture for the six months and three months ended September 30, 1997 were $4,173,627 and $2,098,476, respectively, compared to $4,523,655 and $2,664,081, respectively, for the comparable six months and three months in the prior fiscal year. The decrease in sales was primarily due to decreased sales of telecommunications and video products of the Company.

Net income for the six months and three months ended September 30, 1997 was $192,328 and $164,484, respectively, compared to $162,582 and $125,754 respectively, in the comparable six months and three months last year.

Selling, general and administrative expenses were $688,367 (16% of sales) and $322,821 (15% of sales), respectively, for the six months and three months ended September 30, 1997 and were $689,505 (15% of sales) and $336,685 (13% of sales) for the comparable periods last year.

Cash needs of the Hong Kong joint venture are currently met by funds generated from operations. During the six months ended September 30, 1997, working capital increased by $335,516 from $1,648,274 on March 31, 1997 to $1,983,790 on September 30, 1997.

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


                                           UNIVERSAL SECURITY INSTRUMENTS, INC.



Dated:   November 10, 1997                 Harvey Grossblatt
                                           HARVEY GROSSBLATT
                                           President, Chief Financial Officer