Form 10-Q
period 1997-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 1998-02-23
CIK 102109

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended December 31, 1997

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

                        YES   X      NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Date                        Class                  Shares Outstanding
February 23, 1998      Common Stock, $.01 par value          3,245,587

          UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES



                                   INDEX



Part  I - FINANCIAL INFORMATION

          Item 1.   Financial Statements

          Consolidated balance sheets at December 31, 1997 and March 31,
          1997

          Consolidated statements of operations for the nine months ended December 31, 1997 and 1996 and three months ended December 31, 1997 and 1996

          Consolidated statements of cash flows for the nine months ended December 31, 1997 and 1996

          Notes to consolidated financial statements

          Item 2. Management's discussion and analysis of results of operations and financial condition

Part II -     OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 6.  Exhibits and Reports

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS

                                           Dec 31, 1997     March 31, 1997
CURRENT ASSETS
  Cash                                      $   98,978         $  150,452
  Accounts receivable:
    Trade (less allowance for doubtful
      accounts of $50,000 at December 31,
      1997 and March 31, 1997)               1,073,992          1,723,979
    Officers and employees                       1,595              1,545

                                             1,075,587          1,725,524

  Inventories:
    Finished goods                           2,501,863          2,900,910
    Raw materials-foreign locations            125,502            127,656

                                             2,627,365          3,028,566

  Prepaid expenses                             189,339            369,439

TOTAL CURRENT ASSETS                         3,991,269          5,273,981

INVESTMENT IN JOINT VENTURE                  2,341,841          2,508,957

PROPERTY, PLANT AND EQUIPMENT                1,642,117          1,757,488

OTHER ASSETS                                    18,690             16,690

                                            $7,993,917         $9,557,116

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                             Dec 31, 1997   March 31, 1997
CURRENT LIABILITIES
  Short-term borrowings                      $   841,672      $ 1,363,641
  Current maturity of long-term debt              89,655           89,655
  Accounts payable                               866,729        1,502,193
  Accrued liabilities:
    Payroll, commissions and payroll taxes        70,309           45,991
    Other                                          1,513           18,948


TOTAL CURRENT LIABILITIES                      1,869,878        3,020,428


LONG-TERM DEBT, less current portion           1,277,167        1,344,211


SHAREHOLDERS' EQUITY
  Common stock, $.01 par value per share;
    authorized 20,000,000 shares; issued
    3,245,587 shares at December 31, 1997
    and March 31, 1997                            32,456           32,456
  Additional paid-in capital                  10,429,588       10,429,588
  Retained deficit                            (5,615,172)      (5,269,567)


TOTAL SHAREHOLDERS' EQUITY                     4,846,872        5,192,477


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 7,993,917      $ 9,557,116


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                For the Nine Months Ended
                                               Dec 31, 1997   Dec 31, 1996

Net sales                                      $ 8,979,319    $13,261,441

Cost of goods sold                               7,440,586     10,983,858

                                                 1,538,733      2,277,583

Research and development expense                   214,043        177,008

Selling, general and administrative expense      1,541,812      2,584,133

Operating loss                                    (217,122)      (483,558)

Other income (expense):
  Interest income                                    2,287          2,177
  Interest expense                                (210,176)      (340,781)
  Other                                             (3,477)      (115,128)

                                                  (211,366)      (453,732)

LOSS BEFORE EQUITY IN EARNINGS
(LOSS) OF JOINT VENTURE                           (428,488)      (937,290)

Equity in earnings (loss) of joint venture          82,883        (26,144)

NET LOSS                                       $  (345,605)   $  (963,434)




Per common share amounts:
  Primary                                      $      (.11)   $      (.30)
  Fully diluted                                       (.11)          (.30)

Weighted average number of common
  shares outstanding
    Primary                                      3,245,587      3,245,587
    Fully diluted                                3,245,587      3,245,587


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                               For the Three Months Ended
                                              Dec 31, 1997    Dec 31, 1996

Net sales                                      $2,326,044     $3,677,423

Cost of goods sold                              2,059,124      2,972,936

                                                  266,920        704,487

Research and development expense                   71,649         59,176

Selling, general and administrative expense       499,156        747,911

Operating loss                                   (303,885)      (102,600)

Other income (expense):
  Interest income                                     345            619
  Interest expense                                (63,294)      (100,793)
  Other                                            (4,901)        23,252

                                                  (67,850)       (76,922)

LOSS BEFORE EQUITY IN LOSS OF JOINT VENTURE      (371,735)      (179,522)

Equity in loss of joint venture                   (13,281)      (107,435)

NET LOSS                                       $ (385,016)    $ (286,957)




Per common share amounts:
  Primary                                      $     (.12)    $     (.09)
  Fully diluted                                      (.12)          (.09)

Weighted average number of common
  shares outstanding
    Primary                                     3,245,587      3,245,587
    Fully diluted                               3,245,587      3,245,587


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                    For the Nine Months Ended
                                                   Dec 31, 1997   Dec 31, 1996
OPERATING ACTIVITIES
  Net loss                                           $(345,605)   $  (963,434)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                      117,165        123,268
    Provision for losses on accounts receivable                        24,229
    Distributed earnings of joint venture              167,117      1,132,649
    Gain on sale of property, plant & equipment                      (311,287)
    Legal settlement                                                  300,000
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable       649,937        (67,178)
      Decrease in inventories and prepaid expenses     581,301      1,160,447
      Decrease in accounts payable and
        and accrued expenses                          (628,581)       (68,947)
      (Increase) decrease in other assets               (2,000)        13,261

NET CASH PROVIDED BY OPERATING ACTIVITIES              539,324      1,343,008

INVESTING ACTIVITIES
  Purchases of property, plant and equipment            (1,785)
  Proceeds from sale of property, plant
    and equipment                                                     407,880
  Decrease in commercial paper and time deposits                        8,748


NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES     (1,785)       416,628


FINANCING ACTIVITIES
  Net repayment of short-term debt                    (521,969)    (1,466,480)
  Principal payments on long-term debt                 (10,794)       (47,560)
  Payment on legal settlement                          (56,250)      (100,000)


NET CASH USED IN FINANCING ACTIVITIES                 (589,013)    (1,614,040)


(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (51,474)       145,596


Cash and cash equivalents at beginning of period       150,452         97,793


CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   98,978    $   243,389


Supplemental information:
  Interest paid                                     $  243,389    $   340,780
  Income taxes paid                                       -               -


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

The Company will adopt Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128") effective April 1, 1998, as required. The standard specifies the computation, presentation and disclosure requirements for earnings per share. The pro forma basic loss per common share and the pro forma diluted earnings per common share, as computed under the provision of SFAS 128 for the quarter and nine months ended December 31, 1997, were ($0.12) and ($0.11) respectively. Basic and diluted pro forma earnings per share, as computed under the provisions of SFAS 128, as previously reported were ($0.09) and ($0.30) for the quarter and nine months ended December 31, 1996.

Income Taxes - No income tax provision has been provided for the quarter and nine months ended December 31, 1997 because of the Company's unrecognized deferred income tax benefits related to the carryforward of prior years' operating losses.

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

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong joint venture) which has facilities in the People's Republic of China, for the manufacturing of consumer electronic products. Additionally, the Hong Kong joint venture has a 30% interest in a separate joint venture with a People's Republic of China company to manufacture and sell a portable cellular telephone primarily in China. The contract is being accounted for under the percentage of completion method. The following represents summarized income statement information of the Hong Kong joint venture for the nine months ended December 31, 1997 and 1996:

                                  1997            1996

        Sales                 $5,420,912       $5,467,731
        Gross Profit           1,084,021          704,519
        Net Income (Loss)        165,767          (52,288)


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Nine Months Ended December 31, 1997 Compared to
Nine Months Ended December 31, 1996

Sales - Net sales for the nine months ended December 31, 1997 were $8,979,319 compared to $13,261,441 for the comparable nine months in the prior fiscal year, a decrease of $4,282,122. Net sales of security products decreased by $2,465,178, telecommunications products decreased by $291,268 and video products decreased by $1,525,676, from the comparable period of the previous year. The decrease in security products sales was due to lower sales of certain of the Company's security products. The decrease in telecommunications sales was due to a decreased demand by certain of its private label customers. The decrease in video sales was due to decreased demand for certain of the Company's video products by its private label customers.

Net Income - The Company reported a net loss of $345,605 for the nine months ended December 31, 1997 compared to a net loss of $963,434 for the corresponding nine months of the prior fiscal year. The Company's gross margin declined by $738,850, which was due to the decline in sales described above. Additionally, expenses declined by $1,005,286 as described below.

Expenses - Research, selling, general and administrative expenses decreased by $1,005,286 from the comparable nine months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 20% for the nine months ended December 31, 1997 and 21% for the same period in the prior fiscal year. The most significant reason for the decrease in expenses was the savings resulting from the implementation of the Company's cost reduction program.

Interest Expense and Income - The Company's interest expense, net of interest income, decreased to $207,889 for the nine months ended December 31, 1997 from $338,604 for the comparable period in 1996. The decrease in interest expense is due largely to a decrease in short-term debt.

Three Months Ended December 31, 1997 Compared to
Three Months Ended December 31, 1996

Sales - Net sales for the three months ended December 31, 1997 were $2,326,044 compared to $3,677,423 for the comparable three months in the prior fiscal year, a decrease of $1,351,379. Net sales of security products decreased by $170,685, as compared to the quarter ended December 31, 1996. Net sales of telecommunications products decreased by $633,844 and video products decreased by $546,850 from the same quarter last year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The decrease in telecommunications sales was due to a decreased demand for certain of the Company's telecommunications products by its private label customers. The decrease in video sales was due to lower demand for certain of the Company's video products to private label customers. The decrease in security products was due to decreased demand for certain of the Company's security products.

Net Income - The Company reported a net loss of $385,016 for the quarter ended December 31, 1997 compared to a net loss of $286,957 for the corresponding quarter of the prior fiscal year.
The primary reasons for the increase in net loss were a reduction in gross sales.

Expenses - Research, selling, general and administrative expenses decreased by $236,282 from the comparable three months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 25% for the three months ended December 31, 1997 and 22% for the same period in the last fiscal year. The decrease in selling, general and administrative expenses was primarily due to the savings resulting from the implementation of the Company's cost reduction program.

Interest Expense and Income - The Company's interest expense, net of interest income, decreased from $100,174 for the three months ended December 31, 1996 to $62,949 for the current quarter in 1997.

Financial Condition and Liquidity - Cash needs of the Company are currently met by funds generated from operations and its line of credit with a financial institution, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $959,885 has been utilized in letter of credit commitments and short-term borrowings as of December 31, 1997. As of December
31, 1997, the amount available for borrowings under the line was approximately $150,000, based on the specified percentages.

The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to 1.5% in excess of the prime rate of interest charged by the Company's lender. The loan is collateralized by the Company's accounts receivable and inventory and a parcel of undeveloped real estate. During the nine months ended December 31, 1997, working capital decreased by $132,162.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating activities provided cash of $539,324 for the nine months ended December 31, 1997. This was primarily due to the reduction of inventories and prepaid expenses of $581,301 and accounts receivable of $649,937, partially offset by a decrease in accounts payable of $628,581. For the same period last year, operating activities provided cash of $1,343,008. This was primarily due to the reduction in inventories of $1,130,885.

Investing activities used cash of $1,785 in the current period and provided cash of $416,628 in the same period last year. primarily from the proceeds from the sale property, plant and equipment.

Financing activities used cash of $589,013, primarily due to net repayment of short-term debt of $521,969. For the same period last year, financing activities used cash of $1,614,040, primarily due to the net repayment of short-term debt of $1,466,480.

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

Hong Kong Joint Venture - Net sales of the joint venture for the nine months and three months ended December 31, 1997 were $5,420,912 and $1,247,285, respectively, compared to $5,467,731 and $944,076, respectively, for the comparable nine months and three months in the prior fiscal year.

The net income for the nine months ended December 31, 1997 was $165,767 and net loss for the three months ended December 31, 1997 was $26,562, compared to net loss of $52,288 and net loss of $214,870, respectively, in the comparable nine months and three months last year.

Selling, general and administrative expenses were $1,066,267 (20% of sales) and $377,900 (30% of sales), respectively, for the nine months and three months ended December 31, 1997 and were $1,034,726 (19% of sales) and $115,199 (12% of sales) for the comparable periods last year.

Cash needs of the Hong Kong joint venture are currently met by funds generated from operations. During the nine months ended December 31, 1997, working capital decreased by $81,960 from $1,648,274 on March 31, 1997 to $1,566,314 on December 31, 1997.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
PART II

Item 4.   Submission of Matters to a Vote of Security Holders

          On October 30, 1997, the Company held its Annual Meeting of Shareholders. The only matter submitted to the shareholders for a vote was the election of directors.

          The nominees submitted for election as directors were Michael L. Kovens, Steven C. Knepper and Harvey Grossblatt. At least 2,655,403 shares were voted in favor of each director, and no more than 9,973 shares were voted to withhold approval of any director. As a result, Messrs. Kovens, Knepper and Grossblatt were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified.


Item 6.   Exhibits and Reports on Form 8-K

          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

UNIVERSAL SECURITY INSTRUMENTS, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               UNIVERSAL SECURITY
                               INSTRUMENTS, INC.



Dated:  February 23, 1998      Harvey Grossblatt
                               HARVEY GROSSBLATT
                               President, Chief Financial Officer