Form 10-K
period 1998-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 1998-06-29
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended March 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 11, 1998:

Common Stock, $.01 Par Value - $1,064,958

The number of shares outstanding of the issuer's classes of common stock as of June 11, 1998:

Common Stock, $.01 Par Value - 811,397 shares

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

The Company imports virtually all of its products from various suppliers overseas. Approximately 73% of the Company's purchases are bought from a Hong Kong Joint Venture with a Hong Kong Corporation (Hong Kong Joint Venture), in which the Company owns a 50% interest, that has manufacturing facilities in the People's Republic of China.

The Company's sales for the year ended March 31, 1998 were $11,566,317 compared to $15,423,149 for the year ended March 31, 1997, a decrease of approximately 25%. The primary reason for this decrease in sales was due to decreased demand for some of the Company's high volume, low margin, private label products.

The Company reduced its loss in fiscal 1998 to $445,126 from $1,483,438 for its last fiscal year. The Company's cost reduction program resulted in savings of approximately $1,117,000 from selling, general and administrative expenses from last fiscal year.
Additionally, the Company improved its current ratio to 2.25 to 1 from
1.75 to 1.

SECURITY PRODUCTS

The Company markets a line of electronically advanced outdoor floodlights under the name "Lite Aidetm," whose features include special sensors that activate automatic lighting mechanisms and a quartz halogen system, offering the consumer a variety of dependable outdoor security lighting systems. The Company also markets a smoke detector under the name "Smoke Signaltm" manufactured by the Hong Kong joint venture and markets a wireless intercom and a line of speakers.

Sales of the Company's security products aggregated $6,094,152 or approximately 53% of total sales in the fiscal year ended March 31, 1998 and $8,007,748 or approximately 52% of total sales in the fiscal year ended March 31, 1997. This decrease in sales volume was due primarily to lower export sales of smoke detectors.

TELECOMMUNICATIONS PRODUCTS

The Company markets a variety of telephones with unique styling and containing multiple features. The Company offers a variety of popularly-priced multicolored trimline and feature telephones and telephone answering machines which are produced by the Hong Kong Joint Venture. Some of the features available on the Company's telephone products include handsfree speaker, true hold and conferencing, high-speed dial function, memory capability, last number redial, ringer silencer, programmable direct access emergency buttons, pushbutton operation, and pulse/touchtone switch, making them usable with all long distance networks. The Company has a full line of Caller ID models.

For the fiscal year ended March 31, 1998, sales of the Company's telecommunications products aggregated $3,216,281 or 28% of total sales. For the fiscal year ended March 31, 1997, sales of these products were $3,607,531 or 23% of total sales. The primary reason for the decrease in sales was a reduction in high volume, low margin, private label products.

VIDEO PRODUCTS

The Company designs and markets blank video cassette tapes and other video products, including a wireless remote control converter.

For the fiscal year ended March 31, 1998, sales of the Company's video products and accessories aggregated $2,255,884 or 19% of total sales for the year. For the fiscal year ended March 31, 1997, sales of these products were $3,807,870 or 25% of total sales. The decrease in sales resulted from high volume, low margin private label products.

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

The Company also promotes its products through its own sales catalogs and brochures, which are mailed directly to trade customers. The Company's customers, in turn, advertise the Company's products in their own catalogs and brochures and in their ads in newspapers and other media. The Company also exhibits and sells its products at various trade shows, including the annual National Hardware Show in Chicago, Illinois. The Company's domestic marketing strategy is designed to attract retailing customers outside the consumer electronics industry, such as supermarkets, drug stores, variety stores and home centers.

Sales by the Company are made by officers and full-time employees of the Company, four of whom are also engaged in sales management and training. Sales outside the United States, which are made by officers of the Company and through exporters, were less than 25% of total sales in fiscal 1998. The Company's foreign marketing strategy is to increase sales of products from the Hong Kong Joint Venture to overseas markets.

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

The Company's backlog of orders believed to be firm as of March 31, 1998 was approximately $2,510,000. The Company's backlog as of March 31, 1997, was approximately $2,956,500. The decrease in backlog is a function of the timing of orders received from its customers.

SUPPLIERS - HONG KONG JOINT VENTURE

The Company has a 50% interest in a Hong Kong Joint Venture with a Hong Kong Corporation (Hong Kong Joint Venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of certain consumer electronic products sold by the Company. The Company believes that this Hong Kong Joint Venture arrangement will ensure a continuing source of supply for each product at competitive prices. At the present time, the Company buys approximately 73% of its total purchases from the Hong Kong Joint Venture. The products produced by the Hong Kong Joint Venture include most of the video tape purchased by the Company, smoke detectors and certain models of telecommunications products and Caller ID products. The Company is currently pursuing the development of additional products to be produced by the Hong Kong Joint Venture. A loss of China's Most Favored Nation status with the United States or changes in economic and political conditions in China could adversely affect the value of the Company's investment in the Hong Kong Joint Venture. Refer to Note C of the Financial Statements in Item 8 for a comparison of annual sales and earnings of the Hong Kong Joint Venture.

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

CHINA CELLULAR TELEPHONE PROJECT

In the year ended March 31, 1993, the Hong Kong Joint Venture entered into the Cellular Joint Venture with a People's Republic of China Company to design and develop a portable cellular telephone for manufacture and sale in China. The Hong Kong Joint Venture has a 30% interest in the Cellular Joint Venture. The Cellular Joint Venture engaged the Hong Kong Joint Venture to design and develop two versions of a portable cellular telephone for a fee of $3.5 million. Through March, 1996, the Hong Kong Joint Venture had received $3,150,000 of the $3.5 million fee. For the year ended March 31, 1996, the Hong Kong Joint Venture recorded no profit from the development contract. During fiscal 1997, the Hong Kong Joint Venture completed the accounting of its cellular development contract and, additionally, wrote down its investment in its Cellular Joint Venture. The Hong Kong Joint Venture recorded a profit of $122,328 on the development contract and a write-down of $725,745 on its Cellular Joint Venture. Due to the uncertainty of the commercial acceptance of the cellular telephone designed by the China Joint Venture, the Hong Kong Joint Venture wrote-off the balance of its Cellular Joint Venture investment in the amount of $337,464 in fiscal 1998.

COMPETITION

The market for telephones and telephone products is highly competitive and subject to sudden shifts in consumer preferences and rapid changes in technology. Since deregulation of the telephone industry, many companies have entered the market, competing with lower prices and the continuous introduction of new products incorporating the most advanced technology. The Company competes with many other companies such as AT&T, Southwestern Bell, Bell South, Sony, Cobra, Uniden, Unisonic and other major companies competing for the same markets, almost all of which have much greater financial resources than the Company. The Company believes, however, that its products compete favorably with other products in the marketplace primarily by reason of styling and pricing.

In the video products industry, there are numerous competitors for each product in the Company's line of video products. Blank VHS video cassettes are marketed by many companies, including such large international firms as Sony, Fuji, Maxell and TDK. The Company's channel converter competes with similar products marketed by such companies as Zenith, General Instrument, Recoton, Gemini and Panasonic. Virtually all of these competitors have greater financial resources than the Company. The Company believes, however, that its products compete favorably with other products in the marketplace primarily by reason of styling and pricing.

In the security lighting area, the Company competes with All-Trade, Regent and Heath-Zenith. In the smoke detector area, the Company competes with BRK, Fyrenetics and Walter Kidde. Many of these companies have greater financial resources and financial strength than the Company. The Company believes that its security products compete favorably with other such products in the market primarily on the basis of styling and pricing. The security industry in general, however, involves rapidly changing technology, and the success of the Company's products may depend on the Company's ability to improve and update the technology of its products in a timely manner and to adapt to new technological advances.

EMPLOYEES

The Company has 18 employees, 7 of whom are engaged in administration and sales, and the balance of whom are engaged in product development and servicing.

The Company's employees are not unionized. The Company believes that its relations with its employees are satisfactory.

ITEM 2.

PROPERTIES

The Company's main facility, located in Baltimore County, Maryland, contains approximately 32,000 square feet on approximately four acres and is used for research and development, warehousing and administrative and executive offices. This facility was completed in December 1993 and is subject to a mortgage with a balance of $1,263,051 as of March 31, 1998. The Company has listed this facility for sale. If the Company is successful in selling its facility, the Company believes alternative space would be readily available at reasonable rental.

In addition, the Hong Kong Joint Venture's manufacturing facility consists of six buildings totaling 100,000 square feet. Three of the buildings (totaling 31,000 square feet) are leased pursuant to a long-term lease which expires in 2010. The other three buildings (69,000 square feet) are owned by the Hong Kong Joint Venture and were built on property leased for a 48 year term.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders of the Company held on February 27, 1998, a one-for-four reverse split of the Company's common stock was approved. The vote was 2,302,517 shares in favor, 136,866 shares against and 9,945 shares voted to withhold approval. A vote of two-thirds of the Company's outstanding stock (i.e., 2,163,833 shares) was required for approval.

The objective of the reverse stock split was to assure that the Company met the minimum bid requirements of the NASDAQ Small Cap
Market.

                                PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Common Stock of the Company is traded on the over-the-counter market. The following table shows the fiscal 1997 and 1998 quarterly high and low bid prices for the Company's Common Stock as reported by NASDAQ. The bid quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions and may not represent actual transactions.

Fiscal year ended March 31, 1997

                                    Bid Prices*
                               High            Low
     First Quarter            5-1/4           3-1/4
     Second Quarter           3-1/2           1-3/4
     Third Quarter            3-5/8           2
     Fourth Quarter           2-3/4           2

Fiscal year ended March 31, 1998

                                    Bid Prices*
                               High            Low
     First Quarter            2-7/8           2-1/8
     Second Quarter           4               2-1/4
     Third Quarter            3-1/4           2-1/16
     Fourth Quarter           3-1/8           1-1/8

As of June 11, 1998, there were approximately 639 holders of record of the Company's Common Stock.

The Company has not paid any cash dividends on its Common Stock in the last three years. It is the Company's present intention to retain all earnings for use in its operations.


*Prices adjusted to reflect one-for-four reverse stock split.

ITEM 6.

SELECTED FINANCIAL DATA

                                    Year Ended March 31,
                  1998         1997         1996         1995         1994
Operations

Net sales     $11,566,317  $15,423,149  $19,507,889  $24,841,794  $25,804,715

Loss before
 equity in
 (loss)
 earnings of
 Hong Kong
 Joint
 Venture
 and income
 taxes           (414,351)  (1,332,427)  (1,316,990)  (2,220,460)  (1,230,834)

Net (loss)
 income          (445,126)  (1,483,438)  (1,098,817)  (1,296,426)      36,931

Per common
 share:
  Loss before
  equity in
  earnings of
  Hong Kong
  Joint
  Venture,
  income
  taxes(1)           (.51)       (1.64)       (1.62)       (2.74)       (1.52)

  Net (loss)
   income(1)         (.55)       (1.83)       (1.35)       (1.60)         .05

Weighted
 average number
 of common
 shares
 out-
 standing(1)      811,397      811,397      811,397      810,649      809,402

Financial
 Condition

Total assets    7,705,310    9,557,116   12,676,391   13,732,846   15,864,756

Long-term debt
 and
 obligations
 (non-
 current)       1,246,861    1,344,211    1,277,394      497,222      927,500

Working
 capital        2,130,408    2,253,553    2,194,108    2,728,405    4,777,650

Current ratio   2.25 to 1    1.75 to 1    1.46 to 1    1.50 to 1    1.81 to 1

Shareholders'
 equity         4,747,351    5,192,477    6,675,915    7,774,540    9,063,910

Shareholders'
 equity
  per
  share(1)           5.85         6.40         8.23         9.59        11.20

(1) All per share amounts and number of outstanding shares have been restated to reflect the one-for-four reserve stock split.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

SALES

In fiscal year 1998, sales decreased by $3,856,832 (25%) from the prior year. This decrease was primarily due to a decreased demand for certain of the Company's security products, which amounted to $1,913,596 and a decrease in video products of $1,551,986, resulting from lower private label sales. Sales of security products for the fiscal year totaled $6,094,152 (53%) while sales of telecommunications and video products were $3,216,281 (28%) and video products were $2,255,884 (19%), respectively.

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

NET PROFIT AND LOSS

The Company incurred a net loss of $445,126 for fiscal year 1998 as compared to a net loss of $1,483,438 for fiscal year 1997. The most significant reasons for the decrease were reductions in selling, general and administrative expenses, increased gross margins and decreased equity losses of the Hong Kong Joint Venture.

The Company incurred a net loss of $1,483,438 for fiscal year 1997, as compared to a net loss of $1,098,817 for fiscal year 1996. The primary reason for the increase was the Company's Hong Kong Joint Venture writing down its investment by $725,745 in its China Cellular Joint Venture. The Company's 50% portion of this write-down was $362,873.

EXPENSES

In fiscal year 1998, research, selling, general and administrative expenses decreased by approximately $1,117,000 (35%) from the prior year. This savings resulted from the Company's cost reduction program. As a percentage of sales, research, selling, general and administrative expenses were 20% for the fiscal year ended March 31, 1998 and 22% for the prior year.

In fiscal year 1997, research, selling, general and administrative expenses decreased by approximately $450,000 (12%) from the prior year. As a percentage of sales, research, selling, general and administrative expenses were 22% for the fiscal year ended March 31, 1997 and 20% for the prior year. The primary reason for reduction in expenses was a reduction in personnel and associated costs.

INTEREST EXPENSE AND INCOME

Interest expense for fiscal 1998 decreased to $270,817 from $411,541 in fiscal 1997 due to a decrease in the average outstanding debt during the period resulting from decreased inventory levels in the current fiscal year. Interest income decreased to $2,916 in fiscal 1998 from $5,984 in fiscal 1997.

Interest expense for fiscal 1997 decreased to $411,541 from $543,352 in fiscal 1996 due to a decrease in the average outstanding debt during the period resulting from decreased inventory levels in fiscal 1997. Interest income increased to $5,984 from $4,935 in fiscal 1996.

FINANCIAL CONDITION AND LIQUIDITY

Cash needs of the Company are currently met by funds generated from operations and the Company's line of credit with a financial institution which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $1,021,000 has been utilized in short-term borrowings and letter of credit commitments as of March 31, 1998. The amount available under the line of credit as of March 31, 1998 was approximately $300,000 based on the specified percentages. The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to 1-1/2% in excess of the prime rate of interest charged by the Company's lender. The loan is collateralized by the Company's accounts receivable, inventory and a 1.5 acre parcel of the Company's real estate. During the year ended March 31, 1998, working capital decreased by $123,145, from $2,253,553 on March 31, 1997 to $2,130,408 on March 31, 1998.

Operating activities provided cash of $486,840 for the year ended March 31, 1998. A decrease of $967,791 from 1997 was primarily due to decreases in inventory of $943,414, a decrease in accounts payable of $916,550 and distributions in excess of earnings of the Joint Venture of $280,775, partially offset by a net loss of $445,126. For the prior fiscal year, operating activities provided cash of $1,454,631 for the year ended March 31, 1997. This was primarily due to a decrease in inventory of $1,338,874 and an increase in accounts payable of $601,223.

Investing activities used cash of $13,786 in 1998, due to the purchase of equipment. For the same period last year, investing activities provided cash of $384,588, due to the sale of an undeveloped parcel of real estate.

Financing activities used cash in 1998 of $490,129 mainly due to the repayment of $394,315 in short-term debt and $81,250 in payments on the legal settlement and, for the same period last year, financing activities used cash of $1,786,560 primarily due to the repayment of $1,630,044 in short-term debt and $143,250 in payments on a legal settlement.

During the fiscal year ended March 31, 1998, the Company received a distribution of $250,000 from the Hong Kong Joint Venture.

The Company believes that its line of credit and its working capital provide it with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months.

HONG KONG JOINT VENTURE

In fiscal year 1998, sales of the Hong Kong Joint Venture were $6,984,960 compared to $6,644,142 and $9,977,272 in fiscal years 1997 and 1996, respectively.

Net loss was $61,550 for the year ended March 31, 1998 compared to a net loss of $302,022 and net income of $436,345 in fiscal years 1997 and 1996, respectively. The decrease in income for the years ended March 31, 1998 and 1997 was due primarily to a write-down of its investment in its China Cellular Joint Venture of $337,464 in 1998 and $725,745 in 1997, respectively.

Selling, general and administrative expenses were $1,288,622, $1,337,015 and $1,456,591 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. As a percentage of sales, expenses were 18%, 20% and 15% for fiscal 1998, 1997 and 1996, respectively. The decrease in expenses as a percentage of sales in fiscal 1998 was primarily due to lower expenses.

Interest income net of interest expense was $96,469 for the year ended March 31, 1998, compared to $85,414 and $191,916 in fiscal years
1997 and 1996, respectively. The decrease in net interest income in fiscal year 1997 was primarily due to a distribution of $2,000,000 paid to its shareholders in April 1996.

Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During the year ended March 31, 1998, working capital increased by $111,914 from $1,648,274 on March 31, 1997 to $1,760,188 on March 31, 1998.

YEAR 2000 COMPLIANCE

The Company believes that the impact of the year 2000 issue will not have a material effect on results of operations. However, the Company is in the process of hiring a consultant to review its computer operations and anticipates completing any required changes during calendar year 1999.

INFLATION

The Company believes that inflation has not had a material effect upon its results of operations, and liquidity and capital resources for any of the periods presented.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Description                                                       Page

Report of Independent Auditors                                     14

Financial statements

     Consolidated balance sheets, March 31, 1998 and 1997          15

     Consolidated statements of operations for the years ended
       March 31, 1998, 1997 and 1996                               17

     Consolidated statements of shareholders' equity for the
       years ended March 31, 1998, 1997 and 1996                   18

     Consolidated statements of cash flows for the years ended
       March 31, 1998, 1997 and 1996                               19

     Notes to consolidated financial statements                    20

INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Universal Security Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. and subsidiaries (the Corporation) as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of the Hong Kong Joint Venture, the Corporation's investment which is accounted for by use of the equity method. The Corporation's equity of $2,228,182 and $2,508,957 in the Hong Kong Joint Venture's net assets at March 31, 1998 and 1997, and of $(30,775), $(151,011) and $218,173 in that company's net (loss) income for each of the three years is included in the accompanying consolidated financial statements. The financial statements of the Hong Kong Joint Venture were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Universal Security Instruments, Inc. and subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.
Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respect the information set forth therein.


Deloitte & Touche LLP
June 17, 1998
Baltimore, Maryland

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

                                                          March 31,
                                                     1998          1997
CURRENT ASSETS
  Cash                                           $  133,377    $  150,452
  Accounts receivable:
    Trade (less allowance for doubtful
      accounts of $100,000 in 1998 and
      $50,000 in 1997)                            1,248,023     1,723,979
    Officers and employees                            5,515         1,545

                                                  1,253,538     1,725,524
  Inventories:
    Finished goods                                2,228,070     2,900,910
    Raw materials - foreign locations                83,728       127,656

                                                  2,311,798     3,028,566

  Prepaid expenses                                  142,793       369,439

TOTAL CURRENT ASSETS                              3,841,506     5,273,981

INVESTMENT IN HONG KONG JOINT VENTURE             2,228,182     2,508,957

PROPERTY AND EQUIPMENT                            1,613,222     1,757,488

OTHER ASSETS                                         22,400        16,690

TOTAL ASSETS                                     $7,705,310    $9,557,116

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          March 31,
                                                     1998          1997
CURRENT LIABILITIES
  Short-term borrowings                         $   969,326   $ 1,363,641
  Current maturity of long-term debt                 91,190        89,655
  Accounts payable                                  583,910     1,502,193
  Accrued liabilities                                66,672        64,939

TOTAL CURRENT LIABILITIES                         1,711,098     3,020,428

LONG-TERM DEBT, less current portion              1,246,861     1,344,211

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value per
    share; authorized 20,000,000
    shares; issued and outstanding
    811,397 shares in 1998 and 1997                   8,114         8,114
  Additional paid-in capital                     10,453,930    10,453,930
  Retained deficit                               (5,714,693)   (5,269,567)

TOTAL SHAREHOLDERS' EQUITY                        4,747,351     5,192,477

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 7,705,310   $ 9,557,116

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Year ended March 31,
                                      1998           1997           1996
Net sales                        $11,566,317    $15,423,149    $19,507,889

Cost of goods sold                 9,393,376     13,000,896     16,369,364

GROSS PROFIT                       2,172,941      2,422,253      3,138,525

Research and development expense     226,529        250,751        220,051

Selling, general and
  administrative expense           2,092,570      3,209,962      3,696,740

Operating loss                      (146,158)    (1,038,460)      (778,266)

Other income (expense):
  Interest income                      2,916          5,984          4,935
  Interest expense                  (270,817)      (411,541)      (543,352)
  Gain from sale of land                            312,625
  Legal settlement                                 (247,500)
  Other                                 (292)        46,465           (307)

                                    (268,193)      (293,967)      (538,724)

LOSS BEFORE EQUITY IN (LOSS)
EARNINGS OF HONG KONG
JOINT VENTURE                       (414,351)    (1,332,427)    (1,316,990)

Equity in (loss) earnings of
  Hong Kong Joint Venture            (30,775)      (151,011)       218,173

NET LOSS                         $  (445,126)   $(1,483,438)   $(1,098,817)

Per common share amounts:
  Basic and Diluted              $      (.55)   $     (1.83)   $     (1.35)

Weighted average number of
common shares outstanding:
  Basic and Diluted                  811,397        811,397        811,397

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          Additional
                          Common Stock      Paid-In     Retained
                        Shares    Amount    Capital      Deficit       Total
Balance at
March 31, 1995        811,346   $8,113  $10,453,739  $(2,687,312) $ 7,774,540

Net loss for 1996                                     (1,098,817)  (1,098,817)

Common stock issued
to employees
through employee
stock purchase
plan                       51        1          191                       192

Balance at
March 31, 1996        811,397    8,114   10,453,930   (3,786,129)   6,675,915

Net loss for 1997                                     (1,483,438)  (1,483,438)

Balance at
March 31, 1997        811,397    8,114   10,453,930   (5,269,567)   5,192,477

Net loss for 1998                                       (445,126)    (445,126)

Balance at
March 31, 1998        811,397   $8,114  $10,453,930  $(5,714,693)  $4,747,351

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year ended March 31,
                                           1998          1997          1996
OPERATING ACTIVITIES
  Net loss                             $ (445,126)  $(1,483,438)  $(1,098,817)
  Adjustments to reconcile net
    loss to net cash provided by
    operating activities:
      Depreciation and amortization       158,051       165,096       181,781
      Provision for losses on
        accounts receivable                50,000        24,229
      Legal settlement                                  300,000
      Distributions in excess of
        (undistributed) earnings of
        Hong Kong Joint Venture           280,775       401,393      (218,173)
      Gain on sale of property
        and equipment                                  (312,635)
      Changes in operating assets
        and liabilities:
          Decrease in accounts
            receivable trade              421,986       284,884     1,014,065
          Decrease in inventories
            and prepaid expenses          943,414     1,338,874       107,418
          (Decrease) increase in
            accounts payable and
            accrued liabilities          (916,550)      601,223       231,202
          (Increase) decrease
            in other assets                (5,710)      135,005       (10,728)

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                              486,840     1,454,631       206,748

INVESTING ACTIVITIES
  Purchases of property and equipment     (13,786)       (7,589)      (93,498)
  Decrease (increase) in time deposits                    8,748          (426)
  Proceeds from sale of property
    and equipment                                       383,429

NET CASH (USED IN) PROVIDED
  BY INVESTING ACTIVITIES                 (13,786)      384,588       (93,924)

FINANCING ACTIVITIES
  Net repayment of short-term debt       (394,315)   (1,630,044)     (876,026)
  Proceeds from issuance of long
    term-debt                                                       1,300,000
  Principal payments on long-term debt    (14,564)      (13,266)     (613,006)
  Payments on legal settlement            (81,250)     (143,250)
  Proceeds from issuance of common stock                                  192

NET CASH USED IN FINANCING ACTIVITIES    (490,129)   (1,786,560)     (188,840)

(DECREASE) INCREASE IN CASH               (17,075)       52,659       (76,016)

CASH AT BEGINNING OF YEAR                 150,452        97,793       173,809

CASH AT END OF YEAR                   $   133,377   $   150,452   $    97,793

Supplemental information:
  Interest paid                       $   270,817   $   411,541   $   543,352
  Income taxes paid                          -             -             -

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

Property and Equipment: Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization is provided by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are as follows:

     Building                 -    40 years
     Machinery and equipment  -    5 to 10 years
     Furniture and fixtures   -    5 to 15 years
     Computer equipment       -    5 years

Income Taxes: The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes." For further information (see Note
F).

Per Share Data: The Company implemented Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" for all years presented which requires presentation of basic and diluted earnings per share amounts and a reconciliation for all years presented of the respective calculations. The Company incurred a net loss for the years ended March 31, 1998, 1997 and 1996; therefore, all potential dilutive common shares are antidilutive and not included in the calculation of diluted earnings per share. Basic and diluted net income per share are computed by dividing net income (loss) by the weighted average number of common and potential dilutive common (if any) shares outstanding during the period.

New Accounting Pronouncements: The Company is required to adopt SFAS
No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information" effective
April 1, 1998. These standards specify the presentation and disclosure requirements for comprehensive income and segment information. The Company does not believe these statements will have a material effect on the Company's financial statement presentation.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                     March 31,
                                                1998           1997
Land and improvements                       $  234,284     $  234,284
Building and improvements                    1,412,271      1,412,271
Machinery and equipment                        824,171        812,171
Furniture and fixtures                         246,036        244,250
Computer equipment                              49,085         49,085

                                             2,765,847      2,752,061

Less accumulated depreciation
  and amortization                           1,152,625        994,573

                                            $1,613,222     $1,757,488

NOTE C - INVESTMENT IN HONG KONG JOINT VENTURE

The Company maintains a Hong Kong Joint Venture with a Hong Kong
Corporation, which has manufacturing facilities in the People's
Republic of China, for the manufacturing of consumer electronic products. As of March 31, 1998, the Company has invested $2,228,182 for their 50% interest in the Hong Kong Joint Venture. The investment has been accounted for using the equity method of accounting.

During fiscal 1997, the Hong Kong Joint Venture completed the accounting of its development contract and recorded a profit of $122,328 on the development contract and a write-down of $725,745 on its Cellular Joint Venture investment. During fiscal 1998, the Hong Kong Joint Venture wrote off the balance of its Cellular Joint Venture investment in the amount of $337,464.

The following represents summarized financial information from the financial statements of the Hong Kong Joint Venture as of March 31, 1998 and 1997 and for the years ended March 31, 1998, 1997 and 1996.

                                              Year Ended March 31,
                                         1998          1997         1996
Current assets                       $3,041,311    $2,712,051
Property and other assets             2,742,444     3,456,418

Total                                $5,783,755    $6,168,469

Current liabilities                  $1,281,123    $1,063,777
Non-current liabilities                 100,017       141,296
Shareholders' equity                 $4,402,615    $4,963,396

Total                                $5,783,755    $6,168,469

Net sales                            $6,984,960    $6,644,142   $9,977,272
Gross profit                          1,327,380     1,792,877    1,640,186
Net (loss) income                       (61,550)     (302,023)     436,345

As of and for the years ended March 31, 1998, 1997 and 1996, the period ending exchange rate and the weighted average exchange rates are approximately 7.75 Hong Kong dollars to each U.S. dollar.

During the years ended March 31, 1998, 1997 and 1996, the Company purchased $6,078,933, $5,824,622 and $9,206,000, respectively, of finished product from the Hong Kong Joint Venture, which represents 73%, 57% and 53%, respectively, of the Company's total finished product purchases.

NOTE D - DEBT

Debt consisted of the following:

                                                      March 31,
                                                 1998          1997
Short-term borrowings                        $  969,326    $1,363,641
Promissory notes - long-term                  1,338,051     1,433,866

                                              2,307,377     2,797,507

Less current maturities                       1,060,516     1,453,296

                                             $1,246,861    $1,344,211

The short-term borrowings relate to the Company's agreement with a financial institution to provide a maximum line of credit of the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory consisting of a revolving line of credit and letter of credit. The outstanding principal balance of the revolving credit line ($1,020,746 at March 31, 1998) is payable on demand. The interest rate on the revolving credit line is equal to 1-1/2% in excess of the prime rate of interest (10% at March 31, 1998). As of March 31, 1998, the amount available for borrowings under the line was approximately $300,000 based on the specified percentages. The loan is collateralized by the Company's accounts receivable, inventory and a
1.5 acre parcel of the Company's real estate. The agreement does not contain any provision for compliance with financial covenants. The weighted average interest rate on outstanding short-term borrowings for the years ended March 31, 1998, 1997 and 1996 was 10.0%, 9.40% and 11.0%, respectively.

During the year ended March 31, 1996, the Company refinanced its mortgage on its corporate headquarters. The terms of the mortgage are a $1,300,000 loan repayable in 60 equal monthly installments of principal and interest based on a 25 year amortization schedule, with an interest rate of 10%. The full outstanding balance is due at the end of the 60 month period. At March 31, 1998 and 1997, the outstanding principal balances were $1,263,051 and $1,277,616, respectively.

Included in debt at March 31, 1998 and 1997 is a note payable of $75,000 and $156,250, respectively, payable to Black & Decker, as a result of a legal settlement (see Note K). This note is non-interest bearing and payable at $6,250 per month.

The annual maturities for all debt outstanding at March 31, 1998 are:
1999, $1,060,516, 2000, $20,895 and 2001, $1,225,966.

NOTE E - LEASES

There were no operating leases for either of the years ended March 31, 1998 or March 31, 1997.

NOTE F - INCOME TAXES

At March 31, 1998, the Company has net operating loss (NOL) carryforwards in the United States of approximately $5,206,000 for income tax purposes that expire in years 1999 through 2012. From 1997 to 1998, the deferred tax asset valuation allowance increased by $344,248 primarily due to operating losses generated in fiscal 1998 and the adjustment of prior year NOL's. From 1996 to 1997, the deferred tax asset valuation allowance decreased by $1,025,421, due to IRS audit the adjustments and establishing a deferred tax liability for the unremitted earnings of the Hong Kong Joint Venture which was offset somewhat by losses generated during fiscal 1997.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                           March 31,
                                                      1998          1997
Deferred tax liabilities:
  Unremitted Hong Kong Joint Venture earnings
    not considered permanently reinvested        $   766,174   $   777,868

    Gross deferred tax liabilities                   766,174       777,868

Deferred tax assets:
  Financial statement accruals and reserves          106,032        90,782
  Inventory uniform capitalization                    72,200
  Other                                               34,615        35,355
  NOL carryforwards and tax credits                1,978,230     1,732,386

    Gross deferred tax assets                      2,191,077     1,858,523

  Valuation allowance                             (1,424,903)   (1,080,655)

  Net deferred tax assets                        $       -0-   $       -0-

The reconciliation of the income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                           3/31/98     3/31/97     3/31/96
Federal tax benefit at
  statutory rate on loss (34%)           $(151,343)  $(504,269)  $(373,598)

Equity in loss (earnings) from
  Hong Kong Joint Venture                   10,464      51,344     (80,023)

Dividends received from Hong Kong
  Joint Venture for which net
  deferred taxes were not previously
  provided                                  85,000     340,000

Effect of net operating
  loss carryforwards                        81,144      60,000     394,629

Other                                      (25,265)     52,925      58,992

                                         $     -0-   $     -0-   $     -0-

Investment and other tax credits are accounted for by the flow-through method.

NOTE G - COMMON STOCK

On February 27, 1998, the Shareholders approved a one-for-four reverse stock split of the Company's issued and outstanding common stock. The effective date of the reverse stock split was March 9, 1998, which reduced the number of outstanding shares from 3,245,587 shares to 811,397 shares. Additional paid-in capital was increased and common stock was decreased by $24,342 as a result of the reverse stock split. All share and per share amounts in this report have been restated to reflect the reverse stock split.

Under terms of the Company's 1978 Non-Qualified Stock Option Plan, as amended, 243,750 shares of common stock are authorized for the granting of stock options, of which 11,519 shares have been issued as of March 31, 1998, leaving 232,231 available for issuance upon exercise of options granted, or available for future grants to employees and directors. Under provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable. All options expire five years from the date of grant.

The following tables summarize the status of options under the Non-Qualified Stock Option Plan at March 31, 1998 and option transactions for the two years then ended:

Status as of March 31, 1998                             Number of Shares
Presently exercisable                                        168,281
Exercisable in future years                                   19,844

Total outstanding                                            188,125
Available for future grants                                   44,106

Shares of common stock reserved                              232,231

Outstanding options:
     Number of holders                                            13
     Average price per share                                   $5.72
     Expiration dates                  October 1998 to November 2002

Transactions for the Two Years Ended March 31, 1998:

                                           Weighted Average
                             Number of        Per Share          Total
                              Shares         Option Price     Option Price
Outstanding at
March 31, 1996                135,375           $7.40          $1,002,850
  Granted                      75,250            5.12             384,250
  Canceled                    (47,500)           7.08            (336,200)

Outstanding at
March 31, 1997                163,125            6.44           1,050,900
  Granted                      42,500            4.01             170,500
  Canceled                    (17,500)           8.26            (144,575)

Outstanding at
March 31, 1998                188,125                          $1,076,825

Under the terms of the Company's 1988 Employee Stock Purchase Plan, eligible employees can purchase shares of the Company's common stock through payroll deductions at a price equal to 90% of the asked price of the shares. The Company has reserved 25,000 shares of common stock for issuance under the Plan. No member of the Board of Directors who is not an employee of the Company, and no member of the committee administering the Plan, can participate in the Plan. At March 31, 1998, approximately 16,250 shares remain reserved for issuance under this Plan.

The Company applies APB Opinion No. 25 and related interpretations in accounting for the 1978 Non-Qualified Stock Plan. Accordingly, no compensation has been recognized for the 1978 Stock Plan. Had compensation costs for the 1978 Stock Plan been determined based on fair value at the grant date forward under that Plan consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would not have been affected on a pro forma basis. No adjustment to the Company's net loss is required for the years ended March 31, 1998, 1997 and 1996

NOTE H - BENEFIT PLAN

The Company maintains a 401(k) defined contribution plan for its employees. For fiscal years 1997 and 1996, the Company elected to contribute 2% of each eligible employee's salary to the Plan. Additionally, the Company elected to match 20% of employee contributions, up to a maximum of $200, and provide an aggregate contribution of 3% of corporate net income to be allocated among Plan participants. All Company contributions were terminated as of March 3, 1997. The 401(k) expense for the years ended March 31, 1997 and 1996 was $23,674 and $32,486, respectively.

NOTE I - COMMITMENTS

The Company has employment agreements with two of its officers, which expired on March 31, 1998. The fixed aggregate annual remuneration under these agreements approximates $300,000 per year. In addition, the agreements provide incentive compensation to these officers based on the Company's achievement of certain levels of earnings.

Outstanding letter of credit commitments which are used solely for short-term inventory financing totaled $51,420 at March 31, 1998.

NOTE J - BUSINESS AND SALES INFORMATION

The Company is a manufacturer and wholesaler of a variety of products, principally of security, video and telecommunications devices and systems, for use in homes and businesses.

Approximately 15%, 15% and 11% of the Company's total sales were to a the same customer in 1998, 1997 and 1996, respectively. An additional 12% of the Company's total sales were to a different customer in 1998.

NOTE K - LITIGATION

In fiscal 1997, the Company settled its legal proceeding for patent infringement litigation with Black & Decker (U.S.). In conjunction with the settlement with Black & Decker, the Company agreed to pay the sum of $300,000. The repayment terms were $100,000 paid in July 1996 and $200,000 payable in 32 equal monthly installments without interest beginning September 1, 1996. As a result of the other related expenses and insurance carrier recovery, the net charge for this matter amounted to $247,500.

                               PART III

ITEM 10.

                     DIRECTORS AND EXECUTIVE OFFICERS

The Company's Board of Directors consists of five directors. The following is a list of individuals currently serving as directors of the Company until the Company's next annual stockholders meeting and individuals currently serving as executive officers of the Company:

                         Principal Occupation                 Director
                         for past five years                   since

Stephen Knepper.....54   Director; Vice Chairman of the        1970
                         Board of the Company since
                         September 1996; Chairman of the
                         Board of the Company from 1970
                         to September 1996.

Michael Kovens......55   Director; Chairman of the Board       1970
                         of the Company since September
                         1996; President of the Company
                         from 1970 to September 1996.

Harvey Grossblatt...51   Director since September 1996;        1996
                         President since June 1996;
                         Chief Financial Officer since
                         April 1997; Executive Vice
                         President of the Company since
                         December 1986; Secretary and
                         Treasurer of the Company since
                         September, 1988; Vice President
                         and Chief Financial Officer of
                         the Company from October 1983
                         through May 1995.

Ronald Frank(1).....32   Vice President of Lexington           1998
                         National Insurance Company
                         since 1993.

Gary Goldberg.......49   1993-1996 President of Ultravision    1998
                         LLC, 1996 to 1997; Independent
                         Consultant 1997 to present;
                         Procurement Agent for Sierra
                         Military Health Services, Inc.

(1) Mr. Frank is the son-in-law of Mr. Michael Kovens, Director and Chairman of the Board of the Company.

ITEM 11.

EXECUTIVE COMPENSATION

Table I.  Summary Compensation Table

The following table reflects the aggregate amount paid or accrued by the Company in its three most recent fiscal years, for each executive officer whose compensation exceeded $100,000 in that year.

                                        Long-Term Compensation
Name and                                    Awards      Payouts
 Principal       Annual  Compensation       Stock        LTIP      All Other
 Position  Year  Salary  Bonus  Other  Awards  Options  Payouts  Compensation(1)
Michael
 Kovens    1998 $175,000   -      -      -      15,000     -         $  -0-
Chairman   1997  300,000   -      -      -      17,500     -          3,200
 of the    1996  250,000   -      -      -        -        -          3,200
 Board

Stephen C.
 Knepper   1998 $ 50,000   -      -      -      15,000     -         $  -0-
Vice       1997  183,328   -      -      -      17,500     -          3,200
 Chairman  1996  250,000   -      -      -        -        -          2,700
 of the
 Board

Harvey
 Gross-
 blatt     1998 $122,500   -      -      -        -        -         $  -0-
President, 1997  142,923   -      -      -      17,750     -          2,857
 Secre-    1996  143,675   -      -      -        -        -          3,918
 tary
 and
 Treasurer

(1)Consists of Company contributions under its 401(k) plan.

Table II.  Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
           Option/SAR Values

                                                                   Value
                                                Number        of Unexercised
                                            of Unexercised      In-The-Money
                      Shares              Options at FY-End  Options at FY-End
                     Acquired     Value   Exerci-/Unexerci-  Exerci-/Unexerci-
Name               In Exercise  Realized   sable /  sable     sable /  sable
Stephen C. Knepper       -          -      68,750/   -0-       -0-  /   -0-
Michael Kovens           -          -      68,750/   -0-       -0-  /   -0-
Harvey Grossblatt        -          -      24,000/   -0-       -0-  /   -0-

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 11, 1998, the following persons were "beneficial owners" (as that term is defined under Rule 13d-3 promulgated by the Securities and Exchange Commission) of more than five percent of the Company's Common Stock.

Name and address of               Shares                 Percent
beneficial owner            Beneficially Owned(1)       of class

Michael Kovens                    219,707(2)              25.0%
10324 South Dolfield Rd.
Owings Mills, MD 21117

Stephen Knepper                   100,873(3)              11.5%
10324 South Dolfield Rd.
Owings Mills, MD 21117

Bruce Paul                         46,000                  5.7%
One Hampton Road
Purchase, NY 10577

Norman H. Pessin                   42,250                  5.0%
c/o Neuberger & Berman, LLC
605 Third Avenue
New York, NY 10158

(1) For the purpose of determining the percentages of stock beneficially owned, shares of stock subject to options exercisable within 60 days of June 11, 1998 are deemed to be outstanding.

(2) Includes 5,048 shares held by Mr. Kovens' adult children and 68,750 shares which Mr. Kovens presently has the right to acquire through the exercise of stock options.

(3) Includes 68,750 shares which Mr. Knepper presently has the right to acquire through the exercise of stock options.

As of June 11, 1998, the shares of the Company's Common Stock owned beneficially by each director, by each executive officer and by all directors and officers as a group were as follows:

                                     Shares                 Percent
Name of beneficial owner       Beneficially Owned(1)       of class

Michael Kovens                       219,707(2)              25.0%

Stephen Knepper                      100,873(3)              11.5%

Harvey Grossblatt                     31,273(4)               3.7%

All directors and officers as        355,353                 36.4%
  a group (7 persons included)

(1)    See footnote 1 under previous table.

(2)    See footnote 2 under previous table.

(3)    See footnote 3 under previous table.

(4) Includes 24,000 shares which Mr. Grossblatt presently has the right to acquire through the exercise of stock options.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Not applicable.

PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.   The following consolidated financial statements are
               included in Part II, Item 8.

     Report of independent auditors

     Financial statements

          Consolidated balance sheets, March 31, 1998 and 1997

          Consolidated statements of operations for the years ended March 31, 1998, 1997 and 1996.

          Consolidated statements of shareholders' equity for the years ended March 31, 1998, 1997 and 1996.

          Consolidated statements of cash flows for the years ended March 31, 1998, 1997 and 1996.

          Notes to consolidated financial statements.

          2. The following financial statement schedule for the years ended March 31, 1998, 1997 and 1996 is submitted herewith:

                                                                 Page

     Schedule II    -    Valuation account                        33

               All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

          3.   Exhibits required by Item 601 of Regulation S-K.

          The following exhibit is incorporated by reference to the exhibit to Form 10-K for the fiscal year ended March 31, 1998, filed by the Company with the Securities and Exchange Commission (SEC).

               10.15     Hong Kong Joint Venture Agreement
                         (confidential treatment of name requested and filed separately with the SEC).

          The following exhibits are attached hereto:

               24.1      Consent of Deloitte & Touche LLP, Independent
                         Auditors.

     (b)       None.

     (d)  1.   Separate financial statements of The Hong Kong Joint
Venture (name withheld and filed separately with the SEC).

                                                                 Page

          Report of the auditors                                 JV-1

          Consolidated profit and loss account,
          March 31, 1998 and 1997                                JV-2

          Consolidated balance sheets, March 31, 1998 and 1997   JV-3

          Consolidated cash flow statements, March 31, 1998 and
          1997                                                   JV-5

          Notes to consolidated financial statements             JV-7

SCHEDULE II

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
VALUATION ACCOUNT
YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                 Charged
                     Balance at  to cost  Charged                  Balance
                     beginning    and     to other                 at end
                      of year   expenses  accounts  Deductions(1)  of year
Year ended
 March 31, 1998
Allowance for
 doubtful accounts   $50,000     $50,000    $-0-      $   -0-     $100,000

Year ended
 March 31, 1997
Allowance for
 doubtful accounts   $25,771     $24,229    $-0-      $   -0-     $ 50,000

Year ended
 March 31, 1996
Allowance for
 doubtful accounts   $50,000     $   -0-    $-0-      $24,229     $ 25,771

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



Date:   June 29, 1998        By:  Michael Kovens
                                  Michael Kovens
                                  Chairman of the Board, Director



Date:   June 29, 1998        By:  Stephen Knepper
                                  Stephen Knepper
                                  Vice Chairman of the Board, Director


Date:   June 29, 1998        By:  Harvey Grossblatt
                                  Harvey Grossblatt, President,
                                  Director, Secretary, Treasurer,
                                  Chief Accounting Officer

REPORT OF THE AUDITORS

To the members
The Joint Venture (name withheld and filed separately with the Securities and Exchange Commission)

We have audited the financial statements on pages 4 to 20 which have been prepared in accordance with accounting principles generally accepted in Hong Kong.

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

Opinion
In our opinion the financial statements give a true and fair view, in all material respects, of the state of affairs of the Company and the Group as at 31 March 1998 and of the loss and cash flows of the Group for the year then ended and have been properly prepared in accordance with the Companies Ordinance.

Hong Kong
5 June 1998

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

CONSOLIDATED PROFIT AND LOSS ACCOUNT

Year ended 31 March 1998

                                       Notes      1998          1997
                                                  HK$           HK$

TURNOVER                                3      54,146,978     57,585,355

PROFIT BEFORE EXCEPTIONAL ITEMS         4       2,196,879      5,333,906

Exceptional items                       5      (2,616,066)    (5,625,929)

LOSS BEFORE TAXATION                             (419,187)      (292,023)

Taxation                                6         (57,945)    (2,049,242)

NET LOSS ATTRIBUTABLE TO
  SHAREHOLDERS                          7        (477,132)    (2,341,265)

Retained profits at
  beginning of year                            31,736,781     34,078,046

RETAINED PROFITS AT END OF YEAR                31,259,649     31,736,781

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

31 March 1998
                                      Notes       1998           1997
                                                  HK$            HK$
ASSETS

CURRENT ASSETS
Cash and bank balances                  8     14,313,804      8,681,244
Accounts and bills receivable                     26,131        135,450
Prepayments, deposits and
  other receivables                              251,003        209,031
Inventories                             9      6,215,626      6,897,070
Due from a shareholder                  2      2,769,494      5,100,859

TOTAL CURRENT ASSETS                          23,576,058     21,023,654

INTERESTS IN AN
  ASSOCIATED COMPANY                   11              -      2,616,066

FIXED ASSETS                           12     21,259,257     24,177,874

TOTAL ASSETS                                  44,835,315     47,817,594

LIABILITIES AND SHAREHOLDERS'
  EQUITY

CURRENT LIABILITIES
Accounts payable                               4,529,687      3,570,499
Other payables and accrued
  liabilities                                  2,256,962      2,179,155
Due to a related company                2        235,613        268,695
Current portion of loan from
  a related company                     2        164,004        164,004
Taxation                                       2,744,917      2,063,977

TOTAL CURRENT LIABILITIES                      9,931,183      8,246,330

DEFERRED TAXATION                      13        420,000        576,000

LOANS FROM SHAREHOLDERS                14      2,868,954      6,738,954

LONG TERM PORTION OF LOAN FROM
  A RELATED COMPANY                     2        355,329        519,329

TOTAL LIABILITIES - page 6                    13,575,466     16,080,613

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (continued)

31 March 1998

                                     Notes       1998           1997
                                                 HK$            HK$
TOTAL LIABILITIES - page 5                   13,575,466     16,080,613

SHAREHOLDERS' EQUITY
  Share capital                       15            200            200
  Retained profits                           31,259,649     31,736,781

                                             31,259,849     31,736,981

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       44,835,315     47,817,594

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

CONSOLIDATED CASH FLOW STATEMENT

Year ended 31 March 1998

                                    Notes         1998          1997
                                                  HK$           HK$
NET CASH INFLOW FROM OPERATING
  ACTIVITIES                         16(a)     9,043,415      4,370,287

RETURNS ON INVESTMENTS AND
  SERVICING OF FINANCE
    Interest received                            779,306        676,510
    Interest paid                                (31,483)       (14,385)
    Dividend paid                                      -    (15,460,000)

Net cash inflow/(outflow)
  from returns on investments
  and servicing of finance                       747,823    (14,797,875)

TAXATION
  Hong Kong profits tax
    refunded/(paid)                              466,995       (718,865)

INVESTING ACTIVITIES
  Purchases of fixed assets                     (637,674)    (2,139,552)
  Sales proceeds from disposal
    of fixed assets                               46,001          4,000
  Increase in pledged time deposit               (93,267)       (57,244)

Net cash outflow from investing
  activities                                    (684,940)    (2,192,796)

NET CASH INFLOW/(OUTFLOW)
  BEFORE FINANCING ACTIVITIES                  9,573,293    (13,339,249)

FINANCING ACTIVITIES                 16(b)
  Loan from a related company                          -        820,000
  Repayment of loan from a
    related company                             (164,000)      (136,667)
  Repayment of loans from
    shareholders                              (3,870,000)             -

Net cash inflow/(outflow)
  from financing activities                   (4,034,000)       683,333

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

CONSOLIDATED CASH FLOW STATEMENT (continued)

Year ended 31 March 1998

                                     Notes         1998           1997
                                                   HK$            HK$
INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS                          5,539,293    (12,655,916)

Cash and cash equivalents at
  beginning of year                             7,383,158     20,039,074

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                  12,922,451      7,383,158

ANALYSIS OF THE BALANCES OF
  CASH AND CASH EQUIVALENTS
    Cash and bank balances                     12,922,451      7,383,158

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1998


 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of consolidation
    The consolidated financial statements include the audited financial statements of the Company and its subsidiaries for the year ended 31 March 1998. The results of subsidiaries acquired or disposed of during the year are consolidated from or to their effective dates of acquisition or disposal, respectively. All significant intercompany transactions and balances within the Group are eliminated on consolidation.

    Subsidiaries
    A subsidiary is a company in which the Company, directly or indirectly, controls more than half of its voting power or issued share capital or controls the composition of its board of directors. Interests in subsidiaries are stated at cost unless, in the opinion of the directors, there have been permanent diminutions in value, when they are written down to values determined by the directors.

    Associated companies
    An associated company is a company, not being a subsidiary, in which the Group has a long term interest of not less than 20% of the equity voting rights and over which it exerts significant influence.

    The Group's share of the post-acquisition results and reserves of associated companies are included in the consolidated profit and loss account and consolidated reserves, respectively. The Group's investments in associated companies are stated in the consolidated balance sheet at the Group's share of net assets under the equity method of accounting.

    Goodwill
    Goodwill arising on consolidation of subsidiaries and on acquisition of associated companies represents the excess purchase consideration paid for subsidiaries/associated companies over the fair values ascribed to the net underlying assets acquired and is written off to the profit and loss account in the year of acquisition.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1998


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Related company
    A related company is a company in which a shareholder or director has a direct or indirect interest, either as a shareholder or director of that company, and is in a position to exert significant influence over the related company.

    Fixed assets and depreciation
    Fixed assets are stated at cost less accumulated depreciation. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.

    Expenditure incurred after the assets have been put into operation, such as repairs and maintenance, is normally charged to the profit and loss account in the period in which it is incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

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

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1998


 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

    Cash equivalents
    Cash equivalents represent short term highly liquid investments which are readily convertible into known amounts of cash and which were within three months of maturity when acquired.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1998


 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Revenue recognition
    Revenue is recognized when it is probable that the economic benefits will flow to the Group and when the revenue can be measured reliably, on the following bases:

    (a) on the sales of goods, when the significant risks and rewards of ownership have been transferred to the buyer;

    (b) rental income, on the straight line basis over the lease term;

       management fee income, when the services are rendered;
         and

    (d) interest, on a time proportion basis, taking into account the principal outstanding and the effective interest rate applicable.

    Operating leases
    Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals applicable to such operating leases are charged to the profit and loss account on the straight line basis over the lease terms.

    Deferred taxation
    Deferred taxation is provided, using the liability method, on all significant timing differences to the extent it is probable that the liability will crystallize in the foreseeable future. A deferred tax asset is not recognized until its realization is assured beyond reasonable doubt.

    Foreign currencies
    Foreign currency transactions are recorded at the applicable rates of exchange ruling at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange ruling at that date. Exchange differences are dealt with in the profit and loss account.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1998


 2. CORPORATE AFFILIATION AND RELATED PARTY TRANSACTIONS

    The Company was incorporated under the laws of Hong Kong on 7
    July 1989. It operates under a joint venture agreement entered into on 23 October 1989 between Universal Security Instruments, Inc., which is incorporated in the United
    States, and The Original Joint Venture Owner (name withheld and filed separately with the SEC) which is incorporated in Hong Kong. The Company is economically dependent on Universal Security Instruments, Inc. with which it transacts most of its business and the financial statements reflect the effect of these transactions which are conducted on bases determined between the parties.

    During the year, the following significant related party transactions were recorded:

                                                  1998        1997
                                                   HK$         HK$
    Sales made to Universal Security
      Instruments, Inc.                        47,123,514  45,152,112
    Purchases of inventories from
      Universal Security Instruments, Inc.        393,233     838,680
    Interest received from Universal
      Security Instruments, Inc.                        -      57,964
    Sundry income received from
      Universal Security Instruments, Inc.        178,147     400,139
    Management fee received from USI
      Oberlin Limited                             139,320     139,320
    License fees paid to An Affiliate of
      The Company (name withheld and
      filed separately with the SEC)              235,613     268,695
    Rentals paid to:
      An Affiliate of The Company (name
        withheld and filed separately with
        the SEC)                                  840,000     840,000
      A Manager (name withheld and filed
        separately with the SEC)                  240,000     240,000
    Management fee paid to An Affiliate
      of The Company (name withheld and
      filed separately with the SEC)            1,440,000   1,440,000
    Interest paid to An Affiliate of The
      Company (name withheld and filed
      separately with the SEC)                      3,996       3,330

    The balances with a shareholder and subsidiaries are unsecured, interest-free, and have no fixed terms of repayment.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1998


 2. CORPORATE AFFILIATION AND RELATED PARTY TRANSACTIONS
    (continued)

    USI Oberlin Limited is a subsidiary of Universal Security
    Instruments, Inc.

    An Affiliate of The Company (name withheld and filed separately with the SEC) is a company of which (names withheld and filed separately with the SEC), directors of the Company, are directors.

    The current account with a related company, (name withheld and filed separately with the SEC), is unsecured, interest-free, and has no fixed terms of repayment.

    The loan from a related company, (name withheld and filed separately with the SEC), is unsecured, bears interest at 0.49% per annum, and is repayable by 38 equal monthly installments.

 3. TURNOVER

    Turnover represents the invoiced value of goods sold, net of discounts and returns, and attributable profit of long term contracts.

 4. PROFIT BEFORE EXCEPTIONAL ITEMS

    Profit before exceptional items is arrived at after charging/(crediting):

                                             Group
                                             1998         1997
                                              HK$          HK$
    Depreciation                           3,506,804    3,591,058
    Auditors' remuneration                   190,000      168,000
    Directors' remuneration                        -            -
    Interest on other loan wholly
      repayable within 5 years                31,483       14,385
    Operating lease rentals for land
      and buildings                        1,107,021    1,107,918
    Loss on disposal of fixed assets           3,486        4,928
    Exchange gains, net                     (417,924)    (161,323)
    Interest income                         (779,306)    (676,510)
    Rental income                           (304,800)    (284,640)

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1998



 5. EXCEPTIONAL ITEMS

                                                 Group
                                                 1998         1997
                                                  HK$          HK$
    Provision for permanent diminution
      in value of the Group's interest in
      an associated company - note 11          2,326,397    1,561,029
    Provision for amount due from an
      associated company - note 11               289,669    4,064,900

                                               2,616,066    5,625,929

 6. TAXATION

    Hong Kong profits tax has been provided at the rate of 16.5% (1997: 16.5%) on the estimated assessable profits arising in Hong Kong during the year. Taxes on profits assessable elsewhere have been calculated at the rates of taxation prevailing in the countries in which the group operates.

                                                  Group
                                                  1998         1997
                                                   HK$          HK$
    Provision for the year                       325,945    2,530,917
    Underprovision/(overprovision)
      in prior years                            (112,000)      38,325
    Deferred tax credit - note 13               (156,000)    (520,000)
    Taxation charge for the year                  57,945    2,049,242

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1998


 7. NET LOSS ATTRIBUTABLE TO SHAREHOLDERS

    The net loss attributable to shareholders dealt with in the financial statements of the Company is HK$8,486,396 (1997:
    HK$824,803).

 8. CASH AND BANK BALANCES

    These included time deposit amounted to HK$1,391,353 (1997:
    HK$1,298,086) which was pledged to a bank for credit facilities of HK$3,329,000 (1997: HK$3,329,000) granted to the Company.

    Certain banking facilities of the Company are secured by personal guarantees of (names withheld and filed separately with the SEC), directors of the Company, and (name withheld and filed separately with the SEC), a director of the Company's subsidiary to the extent of HK$7,879,000. The facilities were not utilized at the balance sheet date.

 9. INVENTORIES

                                       Group and Company
                                             1998               1997
                                              HK$                HK$
    Raw materials                         3,739,541          4,959,689
    Work in progress                        898,987            976,428
    Finished goods                        1,577,098            960,953

                                          6,215,626          6,897,070

10. INVESTMENTS IN SUBSIDIARIES

                                       Group and Company
                                             1998              1997
                                              HK$               HK$
    Unlisted shares, at cost                210,008           210,008
    Less: Provision for
      permanent diminution                 (200,000)                -

                                             10,008           210,008

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1998


10. INVESTMENTS IN SUBSIDIARIES (continued)

    Particulars of the wholly owned subsidiaries are as follows:

                                           Nominal value
                                Place of       of issued
                           incorporation        ordinary    Principal
    Name                   and operation   share capital   activities
    A Subsidiary of The        Hong Kong      HK$200,000   Investment
      Company (name                                           holding
      withheld and
      filed separately
      with the SEC)

    A Subsidiary of The          British            US$1      Dormant
      Company (name       Virgin Islands
      withheld and
      filed separately
      with the SEC)

    A Subsidiary of The        Hong Kong       HK$10,000   Trading of
      Company (name                                          consumer
      withheld and                                         electronic
      filed separately                                       products
      with the SEC)

11. INTERESTS IN AN ASSOCIATED COMPANY

                                                  Group
                                                  1998         1997
                                                   HK$          HK$
    Share of net assets, other than
      goodwill                                 3,887,426    3,887,426
    Due from an associated company             4,354,569    4,354,569

                                               8,241,995    8,241,995

    Less: Provision for permanent
      diminution - note 5                     (3,887,426)  (1,561,029)
    Provision against amount
      due from an associated
      company - note 5                        (4,354,569)  (4,064,900)

                                                       -    2,616,066

    The amount due from the associated company is unsecured, interest-free, and has no fixed terms of repayment.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1998

11. INTERESTS IN AN ASSOCIATED COMPANY (continued)

    Particulars of the associated company are as follows:

                                                        Percentage
                       Country of    Nominal value       of equity
                     registration    of registered    attributable   Principal
    Name            and operation          capital    to the Group    activity
                                                      1998    1997
     An Associate    The People's     US$4,000,000     30      30      Dormant
       of The         Republic of
       Company              China
       (name withheld
       and filed
       separately with
       the SEC)

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

12. FIXED ASSETS

    Group and Company

                Leasehold Furniture
                 land and  improve-  Plant and       and      Motor
                buildings     ments  machinery  fixtures   vehicles        Total
                      HK$       HK$        HK$       HK$        HK$          HK$
  Cost:
   At begin-
    ning of
    year       15,814,592 6,484,419 27,876,135 2,580,139   627,161   53,382,446
   Additions            -         -    588,464    49,210         -      637,674
   Disposals            -         -          -         -  (174,660)    (174,660)
   At 31
    March
    1998       15,814,592 6,484,419 28,464,599 2,629,349   452,501   53,845,460

  Accumulated depreciation:
   At begin-
    ning of
    year        2,549,761 4,092,063 19,952,676 2,039,232   570,840   29,204,572
   Provided
    during
    the year      729,401   982,584  1,525,972   262,013     6,834    3,506,804
   Disposals    3,279,162 5,074,647 21,478,648 2,301,245   452,501   32,586,203

   At 31
    March
    1998        3,279,162 5,074,647 21,478,648 2,301,245   452,501   32,586,203

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1998

12. FIXED ASSETS (continued)

    Group and Company

                 Leasehold Furniture
                  land and  improve-  Plant and       and      Motor
                 buildings     ments  machinery  fixtures   vehicles       Total
                       HK$       HK$        HK$       HK$        HK$         HK$
  Net book value:
   At 31
    March
    1998        12,535,430 1,409,772  6,985,951   328,104          -  21,259,257

   At 31
    March
    1997        13,264,831 2,392,356  7,923,459   540,907    56,321   24,177,874

    The leasehold land and buildings are situated in the People's Republic of China under medium-term leases.

13. DEFERRED TAXATION

                                      Group and Company
                                            1998             1997
                                             HK$              HK$
    Balance at beginning of year          576,000         1,096,000
    Credit for the year - note 6         (156,000)       (  520,000)

    Balance at end of year                420,000           576,000

    The principal components of the Group's deferred tax liability comprise accelerated depreciation allowances.

14. LOANS FROM SHAREHOLDERS

                                      Group and Company
                                            1998             1997
                                             HK$              HK$
    Universal Security
      Instruments, Inc.                  1,434,477         3,369,477
    An Affiliate of The Company          1,434,477         3,369,477
      (name withheld and filed
      separately with the SEC)
                                         2,868,954         6,738,954

    The loans are unsecured, interest-free and repayable on demand by the respective shareholder with the consent of the other. The directors of the Company consider that these liabilities are non-current.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1998


15. SHARE CAPITAL

                                                 Group
                                                 1998         1997
                                                  HK$          HK$
    Authorized:
      100 ordinary shares of HK$100 each        10,000       10,000

    Issued and fully paid:
      2 ordinary shares of HK$100 each             200          200

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1998


16. NOTES TO THE CONSOLIDATED CASH FLOW STATEMENT

    (a) Reconciliation of loss before taxation to net cash inflow from operating activities:

                                                        1998          1997
                                                         HK$           HK$
     Loss before taxation                             (419,187)     (292,023)
     Provision for permanent diminution in value
       of the investment in an associated company    2,326,397     1,561,029
     Provision for amount due from an associated
       company                                         289,669     4,064,900
     Unrealized profit in pre-operating expenses
       of an associated company                              -     5,418,162
     Interest income                                  (779,306)     (676,510)
     Interest expense                                   31,483        14,385
     Depreciation                                    3,506,804     3,591,058
     Loss on disposal of fixed assets                    3,486         4,928
     Decrease in accounts and bills receivable         109,319        56,980
     Decrease/(increase) in prepayments, deposits
       and other receivables                           (41,972)      405,625
     Decrease in inventories                           681,444     1,237,839
     Decrease in amount due from a shareholder       2,331,365     1,748,458
     Increase/(decrease) in accounts payable           959,188      (888,991)
     Decrease in bills payable                               -      (435,117)
     Increase in other payables and
       accrued liabilities                              77,807     1,387,857
     Decrease in amount due to a related company       (33,082)            -
     Decrease in amount due to an
       associated company                                    -   (12,828,293)

     Net cash inflow from operating activities       9,043,415     4,370,287

     (b) Analysis of changes in financing during the year

                                                   Loan from a     Loans from
                                                related company  shareholders
                                                       HK$            HK$
     Balance 1 April 1996                                  -       6,738,954
     Cash inflow from financing                      820,000               -
     Repayment                                      (136,667)

     Balance at 31 March 1997 and 1 April 1997       683,333       6,738,954
     Repayment                                      (164,000)     (3,870,000)

     Balance at 31 March 1998                        519,333       2,868,954


THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SEC)
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

31 March 1998


17. COMMITMENTS

                                             Group and Company
                                                    1998         1997
                                                     HK$          HK$
    Capital commitments contracted for             262,600      303,115

    Commitments payable in the following
      year under operating leases in
      respect of land and buildings
      expiring within one year                   1,080,000    1,080,000

18. COMPARATIVE AMOUNTS

    Certain comparative amounts have been reclasassified to conform with the current year's presentation.

19. APPROVAL OF THE FINANCIAL STATEMENTS

    The financial statements were approved by the board of directors on 5 June 1998.