Form 10-Q
period 1998-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 1998-08-05
CIK 102109

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the Quarter ended June 30, 1998

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

                      YES   X      NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Date                  Class               Shares Outstanding
August 5, 1998  Common Stock, $.01 par value         811,397

      UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

                              INDEX

Part  I - FINANCIAL INFORMATION

          Item l.  Financial Statements

          Consolidated balance sheets at June 30, 1998 and March
          31, 1998

          Consolidated statements of operations for the three months ended June 30, 1998 and 1997

          Consolidated statements of cash flows for the three months ended June 30, 1998 and 1997

          Notes to consolidated financial statements

          Item 2. Management's discussion and analysis of results of operations and financial condition

Part II - OTHER INFORMATION

          Item 6.  Exhibits and Reports

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS

                                    June 30, 1998  March 31, 1998
CURRENT ASSETS
  Cash                                 $   75,205      $  133,377
  Accounts receivable:
    Trade (less allowance for
      doubtful accounts of $100,000
      at June 30, 1998 and
      March 31, 1998)                     929,364       1,248,023
    Officers and employees                  3,800           5,515

                                          933,164       1,253,538

  Inventories:
    Finished goods                      2,245,747       2,228,070
    Raw materials-foreign locations        83,728          83,728

                                        2,329,475       2,311,798

  Prepaid expenses                        138,017         142,793

TOTAL CURRENT ASSETS                    3,475,861       3,841,506

INVESTMENT IN JOINT VENTURE             2,237,588       2,228,182

PROPERTY, PLANT AND EQUIPMENT           1,580,209       1,613,222

OTHER ASSETS                               22,400          22,400

TOTAL ASSETS                           $7,316,058      $7,705,310

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                   June 30, 1998   March 31, 1998
CURRENT LIABILITIES
  Short-term borrowings             $   840,601      $   969,326
  Current maturity of
    long-term debt                       72,440           91,190
  Accounts payable                      444,876          583,910
  Accrued liabilities                    63,229           66,672

TOTAL CURRENT LIABILITIES             1,421,146        1,711,098

LONG-TERM DEBT, less current
  portion                             1,242,997        1,246,861

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value
    per share; authorized
    20,000,000 shares; issued
    811,397 shares at June 30,
    1998 and March 31, 1998               8,114            8,114
  Additional paid-in capital         10,453,930       10,453,930
  Retained earnings (deficit)        (5,810,129)      (5,714,693)

TOTAL SHAREHOLDERS' EQUITY            4,651,915        4,747,351

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                $ 7,316,058      $ 7,705,310

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                      For the Three Months Ended
                                     June 30, 1998  June 30, 1997
Net sales                              $2,633,409     $3,357,777

Cost of goods sold                      2,146,707      2,709,796

                                          486,702        647,981

Research and development expense           39,059         62,831

Selling, general and administrative
  expense                                 497,223        511,633

Operating (loss) income                   (49,580)        73,517

Other income (expense):
  Interest income                           1,665          1,220
  Interest expense                        (57,588)       (71,688)
  Other                                       661

                                          (55,262)       (70,468)

(LOSS) EARNINGS BEFORE EQUITY
IN EARNINGS OF JOINT VENTURE             (104,842)         3,049

Equity in earnings of joint venture         9,406         13,922

NET (LOSS) EARNINGS                    $  (95,436)    $   16,971

Per common share amounts:
  Basic and diluted                    $     (.12)    $      .02

Weighted average number of common
  shares outstanding
    Basic and diluted                     811,397        811,397

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                For the Three Months Ended
                                               June 30, 1998  June 30, 1997
OPERATING ACTIVITIES
  Net (loss) earnings                             $ (95,436)     $  16,971
  Adjustments to reconcile net (loss)
    earnings to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                  34,515         39,748
      Undistributed earnings of
        joint venture                                (9,406)       (13,922)

      Changes in operating assets and liabilities:
        Decrease in accounts receivable             320,374        242,220
        Increase in inventories and
          prepaid expenses                          (12,901)        (1,285)
        Decrease in accounts payable
          and accrued expenses                     (142,477)      (362,671)

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                 94,669        (78,939)

INVESTING ACTIVITIES
  Property, plant and equipment                      (1,502)        (1,225)

NET CASH USED IN INVESTING ACTIVITIES                (1,502)        (1,225)

FINANCING ACTIVITIES
  Net (repayment) borrowings of short-term debt    (128,725)        35,922
  Principal payments on long-term debt               (3,864)        (3,509)
  Payment on legal settlement                       (18,750)       (18,750)

NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                               (151,339)        13,663

DECREASE IN CASH                                    (58,172)       (66,501)

Cash at beginning of period                         133,377        150,452

CASH AT END OF PERIOD                             $  75,205      $  83,951

Supplemental information:
  Interest paid                                   $  57,588      $  71,688
  Income taxes paid                                       -              -

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Statement of Management - The financial information included herein is unaudited and does not include all disclosures normally included in financial statements presented in accordance with generally accepted accounting principles. The interim financial information should be read in connection with the financial statements and related notes in the Company's annual report on Form 10-K for the year ended March 31, 1998. The results for the interim period are not necessarily indicative of the results expected for the year. The accompanying interim information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

Per Share Data - The Company implemented Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" for all periods presented which requires presentation of basic and diluted earnings per share amounts and a reconciliation for all periods presented of the respective calculations. Basic and diluted net income per share are computed by dividing net income (loss) by the weighted average number of common and potential dilutive common (if any) shares outstanding during the period.

New Accounting Pronouncements - The Company implemented SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information" effective April 1, 1998. These standards specify the presentation and disclosure requirements for comprehensive income and segment information.

Income Taxes - No income tax provision has been provided for the quarter ended June 30, 1998 because of the Company's unrecognized deferred income tax benefits related to the carryforward of prior years' operating losses.

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong joint venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. The following represents summarized income statement information of the Hong Kong joint venture for the quarters ended June 30, 1998 and 1997:

                             1998                1997
      Net sales           $1,540,442          $2,098,476
      Gross profit           265,460             353,252
      Net income              18,812              27,844

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Three Months Ended June 30, 1998 Compared to
Three Months Ended June 30, 1997

Sales - Net sales for the three months ended June 30, 198 were $2,633,409 compared to $3,357,777 for the comparable three months in the prior fiscal year, a decrease of $724,368. Net sales of security products increased by $300,709 as compared to the quarter ended June 30, 1997. Net sales of telecommunications and video products decreased by $756,986 and $268,091, respectively, as compared to the quarter ended June 30, 1997. The increase in security sales was due primarily to higher sales of smoke detectors. The decrease in telecommunications and video sales was due to a decreased demand for certain of the Company's telecommunications and video products.

Net Income - The Company reported a net loss of $95,436 for the quarter ended June 30, 1998 compared to net profit of $16,971 for the corresponding quarter of the prior fiscal year. The decrease in net income was due to a decrease in sales and higher selling, general and administrative expenses as a percent of sales.

Expenses - Research, selling, general and administrative expenses decreased by $38,182 from the comparable three months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 20% for the three months ended June 30, 1998 and 17% for the same period in the last fiscal year. The reduction in expenses was due to the Company's cost reduction program.

Interest Expense and Income - The Company's interest expense, net of interest income, decreased from $70,468 for the quarter ended June 30, 1997 to $55,923 for the quarter ended June 30, 1998. The lower interest expenses resulted from lower levels of borrowing.

Financial Condition and Liquidity - Cash needs of the Company are currently met by funds generated from operations and the Company's line of credit with a financial institution, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum bank line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $925,732 has been utilized in letter of credit commitments and short-term borrowings as of June 30, 1998. As of June 30, 1998, the amount available for borrowings under the line was approximately $75,000 based on the specified percentages.

The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to 1-1/2% in excess of the prime rate of interest charged by the Company's lender. The loan is collateralized by the Company's accounts receivable, inventory and a 1.5 acre parcel of the Company's real estate.

Operating activities provided cash of $94,669 for the quarter ended June 30, 1998. This was primarily due to a decrease in accounts receivable of $320,374 and partially offset by a decrease in accounts payables and accrued expenses of $142,477. For the same period last year, operating activities used cash of $78,939.

Investing activities used cash of $1,502 in the current quarter and $1,225 in the same quarter last year.

Financing activities used cash of $151,339, primarily due to the net repayments of short-term debt of $128,725. For the same period last year, financing activities provided $13,663.

The Company believes that its line of credit and its working capital provide it with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months.

Hong Kong Joint Venture - Net sales of the joint venture for the three months ended June 30, 1998 were $1,540,442 compared to $2,098,476 for the comparable three months in the prior fiscal year. The decrease in sales was primarily due to decreased sales of telecommunications and video products to the Company.

Net income was $18,812 for the quarter ended June 30, 1998 compared to $27,844 in the comparable quarter last year.

Selling, general and administrative expenses were $310,069 and $322,821 for the quarter ended June 30, 1998 and 1997, respectively. As a percentage of sales, expenses were 20% and 15% for 1998 and 1997, respectively.

Interest income net of interest expense was $23,526 for the quarter ended June 30, 1998 compared to $20,854 for the same quarter last year.

Cash needs of the Hong Kong joint venture are currently met by funds generated from operations. During the quarter ended June
30, 1998, working capital increased by $553,358 from $1,760,188 on March 31, 1998 to $2,313,546 on June 30, 1998.

Year 2000 Compliance - The Company believes that the impact of the year 2000 issue will not have a material effect on results of operations. However, the Company is in the process of hiring a consultant to review its computer operations and anticipates completing any required changes during calendar year 1999.

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

                             UNIVERSAL SECURITY INSTRUMENTS, INC.


Dated:    August 5, 1998           Harvey Grossblatt
                             HARVEY GROSSBLATT
                             President, Chief Accounting Officer