Form 10-Q
period 1998-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 1998-11-13
CIK 102109

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the Quarter ended September 30, 1998

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

                        YES      X        NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Date                     Class                Shares Outstanding
November 10, 1998    Common Stock, $.01 par value        925,033

         UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES



                                 INDEX



Part  I -  FINANCIAL INFORMATION

           Item l.  Financial Statements

           Consolidated balance sheets at September 30, 1998 and March 31, 1998

           Consolidated statements of operations for the six months ended September 30, 1998 and 1997 and three months ended September 30, 1998 and 1997

           Consolidated statements of cash flows for the six months ended September 30, 1998 and 1997

           Notes to consolidated financial statements

           Item 2. Management's discussion and analysis of results of operations and financial condition

Part II -  OTHER INFORMATION

           Item 6.  Exhibits and Reports

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)


ASSETS

                                    September 30, 1998  March 31, 1998
CURRENT ASSETS
  Cash                                     $  139,758       $  133,377
  Accounts receivable:
    Trade (less allowance for
      doubtful accounts of $100,000
      at September 30, 1998 and
      March 31, 1998)                       1,369,082        1,248,023
    Officers and employees                      5,661            5,515

                                            1,374,743        1,253,538

  Inventories:
    Finished goods                          1,914,383        2,228,070
    Raw materials-foreign locations            19,911           83,728

                                            1,934,294        2,311,798

  Prepaid expenses                            165,170          142,793

TOTAL CURRENT ASSETS                        3,613,965        3,841,506

INVESTMENT IN JOINT VENTURE                 2,446,744        2,228,182

PROPERTY AND EQUIPMENT                      1,554,279        1,613,222

OTHER ASSETS                                    6,351           22,400

TOTAL ASSETS                               $7,621,339       $7,705,310


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                    September 30, 1998  March 31, 1998
CURRENT LIABILITIES
  Short-term borrowings                  $  1,121,673     $   969,326
  Current maturity of long-term debt           53,690          91,190
  Accounts payable                            501,741         583,910
  Accrued liabilities                          60,448          66,672


TOTAL CURRENT LIABILITIES                   1,737,552       1,711,098

LONG-TERM DEBT, less current portion        1,239,023       1,246,861


SHAREHOLDERS' EQUITY
  Common stock, $.01 par value
    per share; authorized 20,000,000
    shares; issued 925,033 shares at
    September 30, 1998 and 811,397
    shares at March 31, 1998                    9,250           8,114
  Additional paid-in capital               10,552,794      10,453,930
  Retained earnings (deficit)              (5,917,280)     (5,714,693)

TOTAL SHAREHOLDERS' EQUITY                  4,644,764       4,747,351

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                     $  7,621,339     $ 7,705,310


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

[/TABLE]
                                            For the Six Months Ended
                                          Sept 30, 1998  Sept 30, 1997
[S]                                         [C]            [C]
Net sales                                   $5,637,430     $6,653,275

Cost of goods sold                           4,889,610      5,381,462

                                               747,820      1,271,813

Research and development expense                66,363        142,394

Selling, general and
  administrative expense                       988,899      1,042,656

Operating (loss) income                       (307,442)        86,763

Other income (expense):
  Interest income                                2,529          1,942
  Interest expense                            (115,986)      (146,882)
  Other                                           (250)         1,424

                                              (113,707)      (143,516)

LOSS BEFORE EQUITY IN
EARNINGS OF JOINT VENTURE                     (421,149)       (56,753)

Equity in earnings of joint venture            218,562         96,164

NET (LOSS) INCOME                           $ (202,587)    $   39,411

Per common share amounts:
 Basic and diluted                               (.24)           .05

Weighted average number of common
  shares outstanding
    Basic and diluted                          830,336        811,397


See notes to consolidated financial statements.
[/TABLE]

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                           For the Three Months Ended
                                          Sept 30, 1998  Sept 30, 1997
Net sales                                   $3,004,021     $3,295,498

Cost of goods sold                           2,742,903      2,671,666

                                               261,118        623,832

Research and development expense                27,304         79,563

Selling, general and
  administrative expense                       491,676        531,023

Operating (loss) income                       (257,862)        13,246

Other income (expense):
  Interest income                                  864            722
  Interest expense                             (58,398)       (75,194)
  Other                                           (911)         1,424

                                               (58,445)       (73,048)

LOSS BEFORE EQUITY IN EARNINGS
OF JOINT VENTURE                              (316,307)       (59,802)

Equity in earnings of joint venture            209,156         82,242

NET (LOSS) INCOME                           $ (107,151)    $   22,440

Per common share amounts:
 Basic and diluted                                (.13)           .03

Weighted average number of common
  shares outstanding
    Basic and diluted                          849,275        811,397


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                     For the Six Months Ended
                                                   Sept 30, 1998  Sept 30, 1997
OPERATING ACTIVITIES
  Net (loss) earnings                                $ (202,587)   $    39,411
  Adjustments to reconcile net (loss) income
    to net cash (used in) provided by
    operating activities:
      Depreciation and amortization                      70,175         78,454
      Undistributed earnings of joint venture          (218,562)       (96,164)
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable     (121,205)       176,409
        Decrease in inventories and prepaid expenses    355,127        640,986
        Decrease in accounts payable and
          accrued expenses                              (88,393)      (735,964)
        Decrease in other assets                         16,049

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES    (189,396)        03,132

INVESTING ACTIVITIES
  Purchases of property and equipment                   (11,232)        (1,785)

NET CASH USED IN INVESTING ACTIVITIES                   (11,232)        (1,785)

FINANCING ACTIVITIES
  Net increase (decrease) of short-term debt            152,347       (135,227)
  Sale of common stock                                  100,000
  Payment on legal settlement                           (37,500)       (37,500)
  Principal payments on long-term debt                   (7,838)        (7,106)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     207,009       (179,833)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          6,381        (78,486)

Cash and cash equivalents at beginning of period        133,377        150,452

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  139,758     $   71,966

Supplemental information:
  Interest paid                                      $  115,986     $  146,882
  Income taxes paid                                        -              -


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

Per Share Data - The Company implemented Statement of Financial
Accounting Standards (SFAS) No. 128, "Earnings per Share" for all periods presented which requires presentation of basic and diluted earnings per share amounts and a reconciliation for all periods presented of the respective calculations. Basic and diluted net income per share are computed by dividing net income (loss) by the weighted average number of common and potential dilutive common (if any) shares outstanding during the period. The weighted average number of common shares outstanding for the 1997 periods have been restated to reflect the one-for-four reverse stock split effective March 9, 1998.

New Accounting Pronouncements - The Company implemented SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information" effective April 1, 1998. These standards specify the presentation and disclosure requirements for comprehensive income and segment information.

Common Stock - On September 2, 1998, the Company sold 113,636 shares of common stock to the Chairman of the Board of the Company at a price of $.88 cents per share (the mean between the closing bid and asked prices on NASDAQ) or an aggregate of $100,000.

Income Taxes - No income tax provision has been provided for the quarter and six months ended September 30, 1998 because of the Company's unrecognized deferred income tax benefits related to the carryforward of prior years' operating losses.

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong joint venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. The following represents summarized income statement information of the Hong Kong joint venture for the six months ended September 30, 1998 and 1997:

                                   1998                1997

            Net sales           $3,977,966          $4,173,627
            Gross profit           957,335             781,359
            Net income             437,124             192,328

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Six Months Ended September 30, 1998 Compared to
Six Months Ended September 30, 1997

Sales - Net sales for the six months ended September 30, 1998 were $5,637,430 compared to $6,653,275 for the comparable six months in the prior fiscal year, a decrease of $1,015,845. Net sales of security and telecommunications products decreased by $403,863 and $1,107,630, respectively. Security sales decreased as a result of lower demand for certain security products of the Company. The decrease in telecommunications sales resulted primarily from decreased demand for certain telecommunications products. The sales decrease was partially offset by an increase of $495,648 in video sales resulting from increased demand for video tape.

Net Income - The Company reported a net loss of $202,587 for the six months ended September 30, 1998 compared to net income of $39,411 for the corresponding six months of the prior fiscal year. The decrease in net income resulted from lower gross margins and were partially offset by higher Joint Venture earnings.

Expenses - Research, selling, general and administrative expenses decreased by $129,788 from the comparable six months in the prior year. The decrease in selling, general and administrative expenses resulted from the Company's cost containment program. As a percentage of sales, research, selling, general and administrative expenses were 19% for the six months ended September 30, 1998 and 18% for the same period in the prior fiscal year.

Interest Expense and Income - The Company's interest expense, net of interest income, was $113,457 for the six months ended September 30, 1998 compared to $144,940 for the same period in 1997. The decrease in interest expense resulted from lower levels of borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Three Months Ended September 30, 1998 Compared to
Three Months Ended September 30, 1997

Sales - Net sales for the three months ended September 30, 1998 were $3,004,021 compared to $3,295,498 for the comparable three months in the prior fiscal year, a decrease of $291,477. Net sales of security and telecommunications products decreased by $706,615 and $348,600, respectively. The decrease in security sales resulted primarily from decreased demand for certain of the Company's security products. The decrease in telecommunications sales resulted from lower demand for certain of the Company's products. The sales decrease was partially offset by an increase of $763,738 in sales resulting from increased demand for video tape.

Net Income - The Company reported a net loss of $107,151 for the quarter ended September 30, 1998 compared to net income of $22,440 for the corresponding quarter of the prior fiscal year. The decrease resulted from lower gross margins and were partially offset by higher joint venture earnings.

Expenses - Research, selling, general and administrative expenses decreased by $91,606 from the comparable three months in the prior year. The decrease in selling, general and administrative expenses resulted from the Company's cost containment program. As a percentage of sales, research, selling, general and administrative expenses were 17% for the three months ended September 30, 1998 and 19% for the same period in the last fiscal year.

Interest Expense and Income - The Company's interest expense, net of interest income, was $57,534 for the quarter ended September 30, 1998 compared to $74,472 for the comparable period in 1997. The decrease in interest expense resulted from lower levels of short-term debt.

Financial Condition and Liquidity - Cash needs of the Company are currently met by funds generated from operations and the Company's line of credit with a financial institution, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum bank line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $1,240,498 has been utilized in letter of credit commitments and short-term borrowings as of September 30, 1998. As of September 30, 1998, the amount available for borrowings under the line was approximately $75,000 based on the specified percentages.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating activities used cash of $189,396 for the six months ended September 30, 1998. This was primarily due to a decrease in inventories and prepaid expenses of $355,127, partially offset by a decrease in accounts payable and accrued expenses of $88,393 and an increase in accounts receivable of $121,205. For the same period last year, operating activities provided cash of $103,132. This was primarily due to decreases in accounts receivable and inventories and prepaid expenses by $176,409 and $640,986, respectively, partially offset by a decrease in accounts payable and accrued expenses of $735,964.

Investing activities used cash of $11,232 in the current six months and used cash of $1,785 in the same six months last year.

Financing activities provided cash of $207,009 primarily due to an increase in short-term debt of $152,347 and the proceeds from the sale of common stock. For the same period last year, financing activities used cash of $179,833, primarily due to payment of short-term debt.

The Company believes that its line of credit and its working capital provide it with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months, depending on the ability of the Company to retain its financing, which may be dependent upon the Company's results of operations.

Hong Kong Joint Venture - Net sales of the joint venture for the six months and three months ended September 30, 1998 were $3,977,966 and $2,437,524, respectively, compared to $4,173,627 and $2,098,476, respectively, for the comparable six months and three months in the prior fiscal year. The decrease in sales was primarily due to decreased sales of telecommunications products of the Company.

Net income for the six months and three months ended September 30, 1998 was $437,124 and $418,312, respectively, compared to $192,328 and $164,484 respectively, in the comparable six months and three months last year.

Selling, general and administrative expenses were $631,833 (16% of sales) and $309,012 (13% of sales), respectively, for the six months and three months ended September 30, 1998 and were $688,367 (15% of sales) and $322,821 (15% of sales) for the comparable periods last year.

Cash needs of the Hong Kong joint venture are currently met by funds generated from operations. During the six months ended September 30, 1998, working capital increased by $1,055,012 from $1,760,188 on March 31, 1998 to $2,815,200 on September 30, 1998.

Year 2000 Compliance - The Company believes that the impact of the year 2000 issue will not have a material effect on results of operations. However, the Company is in the process of hiring a consultant to review its computer operations and anticipates completing any required changes during calendar year 1999. The Company relies on a third-party vendor for its EDI operations and has been informed that their system is Year 2000 Compliant. The Company has been advised by its major supplier that its manufacturing facilities are Year 2000 Compliant. The majority of the Company's customers are publicly-traded retailers.

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


                                          UNIVERSAL SECURITY INSTRUMENTS, INC.



Dated:   November 13, 1998                Harvey Grossblatt
                                          HARVEY GROSSBLATT
                                          President, Chief Financial Officer

smb
10-Q.SEPT