Form 10-Q
period 1998-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 1999-02-12
CIK 102109

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended December 31, 1998

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

                        YES   X      NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Date                        Class                  Shares Outstanding
February 12, 1999      Common Stock, $.01 par value            887,083

          UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

                                   INDEX

Part  I - FINANCIAL INFORMATION

          Item 1.   Financial Statements

          Consolidated balance sheets at December 31, 1998 and March 31,
          1998

          Consolidated statements of operations for the nine months ended December 31, 1998 and 1997 and three months ended December 31, 1998 and 1997

          Consolidated statements of cash flows for the nine months ended December 31, 1998 and 1997

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

ASSETS

                                           Dec 31, 1998     March 31, 1998
CURRENT ASSETS
  Cash                                      $  100,981        $   133,377
  Accounts receivable:
    Trade (less allowance for doubtful
      accounts of $100,000 at December 31,
      1998 and March 31, 1998)                 608,870          1,248,023
    Officers and employees                       3,532              5,515

                                               612,402          1,253,538

  Inventories:
    Finished goods                           1,952,766          2,228,070
    Raw materials-foreign locations             19,911             83,728

                                             1,972,677          2,311,798

  Prepaid expenses                             132,340            142,793

TOTAL CURRENT ASSETS                         2,818,400          3,841,506

INVESTMENT IN JOINT VENTURE                  2,269,026          2,228,182

PROPERTY AND EQUIPMENT                       1,544,812          1,613,222

OTHER ASSETS                                     8,002             22,400

                                            $6,640,240         $7,705,310

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                             Dec 31, 1998   March 31, 1998
CURRENT LIABILITIES
  Short-term borrowings                      $   545,217      $   969,326
  Current maturity of long-term debt              34,940           91,190
  Accounts payable                               380,994          583,910
  Accrued liabilities                             48,803           66,672

TOTAL CURRENT LIABILITIES                      1,009,954        1,711,098

LONG-TERM DEBT, less current portion           1,234,957        1,246,861

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value per share;
    authorized 20,000,000 shares; issued
    887,083 shares at December 31, 1998
    and 811,397 shares at March 31, 1998           8,870            8,114
  Additional paid-in capital                  10,499,447       10,453,930
  Retained deficit                            (6,112,988)      (5,714,693)

TOTAL SHAREHOLDERS' EQUITY                     4,395,329        4,747,351

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 6,640,240      $ 7,705,310


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                For the Nine Months Ended
                                               Dec 31, 1998   Dec 31, 1997

Net sales                                      $ 7,657,038    $ 8,979,319

Cost of goods sold                               6,597,185      7,440,586

                                                 1,059,853      1,538,733

Research and development expense                   114,223        214,043

Selling, general and administrative expense      1,505,557      1,541,812

Operating loss                                    (559,927)      (217,122)

Other income (expense):
  Interest income                                    2,705          2,287
  Interest expense                                (181,670)      (210,176)
  Other                                               (247)        (3,477)

                                                  (179,212)      (211,366)

LOSS BEFORE EQUITY IN EARNINGS
OF JOINT VENTURE                                  (739,139)      (428,488)

Equity in earnings of joint venture                340,844         82,883

NET LOSS                                       $  (398,295)   $  (345,605)

Per common share amounts:
  Basic and diluted                            $      (.46)   $      (.43)

Weighted average number of common
  shares outstanding
    Basic and diluted                              857,341        811,397


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                               For the Three Months Ended
                                              Dec 31, 1998    Dec 31, 1997

Net sales                                      $2,019,608      $2,326,044

Cost of goods sold                              1,707,575       2,059,124

                                                  312,033         266,920

Research and development expense                   47,860          71,649

Selling, general and administrative expense       516,658         499,156

Operating loss                                   (252,485)       (303,885)

Other income (expense):
  Interest income                                     176             345
  Interest expense                                (65,684)        (63,294)
  Other                                                 3          (4,901)

                                                  (65,505)        (67,850)

LOSS BEFORE EQUITY IN EARNINGS (LOSS)
  OF JOINT VENTURE                               (317,990)       (371,735)

Equity in earnings (loss) of joint venture        122,282         (13,281)

NET LOSS                                       $ (195,708)     $ (385,016)

Per common share amounts:
  Basic and diluted                            $     (.21)     $     (.47)

Weighted average number of common
  shares outstanding
    Basic and diluted                             911,351         811,397


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                    For the Nine Months Ended
                                                   Dec 31, 1998   Dec 31, 1997
OPERATING ACTIVITIES
  Net loss                                           $(398,295)   $  (345,605)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                      106,984        117,155
    (Undistributed) distributed earnings of
      joint venture                                    (40,844)       167,117
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                  641,136        649,937
      Decrease in inventories and prepaid expenses     349,574        581,301
      Decrease in accounts payable and
        and accrued expenses                          (220,785)      (628,581)
      Decrease (increase) in other assets               14,398         (2,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES              452,168        539,324

INVESTING ACTIVITIES
  Purchases of property and equipment                  (38,574)        (1,785)

FINANCING ACTIVITIES
  Net repayment of short-term debt                    (424,109)      (521,969)
  Principal payments on long-term debt                 (11,904)       (10,794)
  Payment on legal settlement                          (56,250)       (56,250)
  Sale of common stock                                 100,000
  Purchase of common stock                             (53,727)

NET CASH USED IN FINANCING ACTIVITIES                 (445,990)      (589,013)

DECREASE IN CASH AND CASH EQUIVALENTS                  (32,396)       (51,474)

Cash and cash equivalents at beginning of period       133,377        150,452

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  100,981    $    98,978

Supplemental information:
  Interest paid                                     $ 181,670    $   340,780
  Income taxes paid                                       -               -


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

Common Stock - On September 2, 1998, the Company sold 113,636 shares of common stock to the Chairman of the Board of the Company at a price of $.88 cents per share (the mean between the closing bid and asked prices on NASDAQ) or an aggregate of $100,000. On November 12, 1998, the Board of Directors authorized the Company to purchase up to 100,000 shares of the Company's common stock. During the quarter ended December 31, 1998, pursuant to the stock purchase program, the Company repurchased 37,950 shares at a cost of $53,727.

Income Taxes - No income tax provision has been provided for the quarter and nine months ended December 31, 1998 because of the Company's unrecognized deferred income tax benefits related to the carryforward of prior years' operating losses.

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong joint venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. The following represents summarized income statement information of the Hong Kong joint venture for the nine months ended December 31, 1998 and 1997:

                                   1998                1997

            Net sales           $5,691,106          $5,420,912
            Gross profit         1,432,620           1,084,021
            Net income             681,689             165,767

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Nine Months Ended December 31, 1998 Compared to
Nine Months Ended December 31, 1997

Sales - Net sales for the nine months ended December 31, 1998 were $7,657,038 compared to $8,979,319 for the comparable nine months in the prior fiscal year, a decrease of $1,322,281. Net sales of telecommunications products decreased by $1,589,983 and security products decreased by $258,489 while net sales of video products increased by $526,191 from the comparable period of the previous year. The decrease in telecommunications products sales was due to lower sales of certain of the Company's Caller ID products. The decrease in security sales was due to a decreased demand by certain of its private label customers. The increase in video sales was due to increased demand for certain of the Company's video products by a private label customer.

Net Income - The Company reported a net loss of $398,295 for the nine months ended December 31, 1998 compared to a net loss of $345,605 for the corresponding nine months of the prior fiscal year. The Company's gross margin declined by $478,880, which was due to the decline in sales described above. Additionally, expenses declined by $136,075 and increased equity in earnings of the Hong Kong Joint Venture as described below.

Expenses - Research, selling, general and administrative expenses decreased by $136,075 from the comparable nine months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 21% for the nine months ended December 31, 1998 and 20% for the same period in the prior fiscal year. The most significant reason for the decrease in expenses was the savings resulting from the implementation of the Company's cost reduction program.

Interest Expense and Income - The Company's interest expense, net of interest income, decreased to $178,965 for the nine months ended December 31, 1998 from $207,889 for the comparable period in 1997. The decrease in interest expense is due largely to a decrease in short-term debt.

Three Months Ended December 31, 1998 Compared to
Three Months Ended December 31, 1997

Sales - Net sales for the three months ended December 31, 1998 were $2,019,608 compared to $2,326,044 for the comparable three months in the prior fiscal year, a decrease of $306,436. Net sales of security products decreased by $505,255, as compared to the quarter ended December 31, 1997. Net sales of telecommunications products increased by $158,515 and video products increased by $40,304 from the same quarter last year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The increase in telecommunications sales was due to an increased demand for certain of the Company's telecommunications products by a private label customer. The increase in video sales was due to higher demand for certain of the Company's video products to a private label customer. The decrease in security products was due to decreased demand for certain of the Company's security products.

Net Income - The Company reported a net loss of $195,708 for the quarter ended December 31, 1998 compared to a net loss of $385,016 for the corresponding quarter of the prior fiscal year. The primary reason for the decrease in net loss was higher gross margins and increased equity in earnings of the Hong Kong Joint Venture.

Expenses - Research, selling, general and administrative expenses decreased by $6,287 from the comparable three months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 28% for the three months ended December 31, 1998 and 25% for the same period in the last fiscal year.

Interest Expense and Income - The Company's interest expense, net of interest income, increased from $62,949 for the three months ended December 31, 1997 to $65,508 for the current quarter in 1998.

Financial Condition and Liquidity - Cash needs of the Company are currently met by funds generated from operations and its line of credit with a financial institution, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's line of credit is based on specified percentages of the Company's accounts receivable and inventory. Approximately $611,776 has been utilized in letter of credit commitments and short-term borrowings as of December 31, 1998. As of December 31, 1998, the amount available for borrowings under the line was approximately $150,000, based on the specified percentages.

The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to 1.5% in excess of the prime rate of interest charged by the Company's lender. The loan is collateralized by the Company's accounts receivable and inventory and a parcel of undeveloped real estate. During the nine months ended December 31, 1998, working capital decreased by $321,962.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating activities provided cash of $452,168 for the nine months ended December 31, 1998. This was primarily due to the reduction of inventories and prepaid expenses of $349,574 and accounts receivable of $641,136, partially offset by a decrease in accounts payable of $220,785. For the same period last year, operating activities provided cash of $539,324.

Investing activities used cash of $38,574 in the current period and used cash of $1,785 in the same period last year. The increase resulted from purchases of equipment.

Financing activities used cash of $455,990, primarily due to net repayment of short-term debt of $424,109. For the same period last year, financing activities used cash of $589,013, primarily due to the net repayment of short-term debt of $521,969.

The Company believes that its line of credit and its working capital provide it with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months, depending on the ability of the Company to retain its financing, which may be dependent upon the Company's results of operations.

Hong Kong Joint Venture - Net sales of the joint venture for the nine months and three months ended December 31, 1998 were $5,691,106 and $1,713,140, respectively, compared to $5,420,912 and $1,247,285, respectively, for the comparable nine months and three months in the prior fiscal year.

The net income for the nine months and three months ended December 31, 1998 was $681,689 and $244,564, compared to net income of $165,767 and net loss of $26,562, respectively, in the comparable nine months and three months last year.

Selling, general and administrative expenses were $958,095 (17% of sales) and $326,262 (19% of sales), respectively, for the nine months and three months ended December 31, 1998 and were $1,066,267 (20% of sales) and $377,900 (30%
of sales) for the comparable periods last year.

Cash needs of the Hong Kong joint venture are currently met by funds generated from operations. During the nine months ended December 31, 1998, working capital increased by $754,800 from $1,760,188 on March 31, 1998 to $2,514,988 on December 31, 1998.

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

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
PART II

Item 4.   Submission of Matters to a Vote of Security Holders

          On October 29,1998, the Company held its Annual Meeting of Shareholders. The only matter submitted to the shareholders for a vote was the election of directors.

          The nominees submitted for election as directors were Michael L. Kovens, Steven C. Knepper, Harvey Grossblatt,
          Gary Goldberg and Ronald Frank. At least 669,657 shares were voted in favor of each director, and no more than 8,320 shares were voted to withhold approval of any director. As a result, Messrs. Kovens, Knepper, Grossblatt, Goldberg and Frank were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified.

Item 6.   Exhibits and Reports on Form 8-K

          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

UNIVERSAL SECURITY INSTRUMENTS, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               UNIVERSAL SECURITY
                               INSTRUMENTS, INC.



Dated:  February 12, 1999      Harvey Grossblatt
                               HARVEY GROSSBLATT
                               President, Chief Financial Officer