Form 10-K
period 1999-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 1999-07-13
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended March 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 11, 1999:

Common Stock, $.01 Par Value - $998,036

The number of shares outstanding of the issuer's classes of common stock as of June 11, 1999:

Common Stock, $.01 Par Value - 887,143 shares

ITEM 1.

BUSINESS

GENERAL

Universal Security Instruments, Inc. (the "Company") was incorporated in the State of Maryland in 1969. Its principal offices are located at 10324 South Dolfield Road, Owings Mills, MD 21117 and its telephone number is 410-363-3000.

The Company designs and markets a variety of popularly-priced security, telecommunications and video products and miscellaneous private label products. Most of the Company's products either require minimal installation, or are designed for easy installation by the consumer without professional assistance and requiring little or no technical knowledge.

Due to the low margins realizes on its telecommunications and video products, the Company has focused its business primarily on security products. As a result, the Company (i) changed its marketing of telecommunications and video products to concentrate virtually exclusively on made-to-order private label sales, and (ii) entered into the electrical distribution market with an enhanced and newly packaged line of smoke alarms as well as its other security products.

The Company imports virtually all of its products from various suppliers overseas. Approximately 81% of the Company's purchases are bought from a Hong Kong Joint Venture with a Hong Kong Corporation (Hong Kong Joint Venture), in which the Company owns a 50% interest, that has manufacturing facilities in the People's Republic of China.

The Company's sales for the year ended March 31, 1999 were $9,071,628 compared to $11,566,317 for the year ended March 31, 1998, a decrease of approximately 22%. The primary reason for this decrease in sales was due to decreased demand for some of the Company's private label products.

The Company reported a loss in fiscal 1999 of $806,552 compared to a loss of $445,126 for its prior fiscal year. The main reasons for the increase in losses were lower sales and gross profit margins.

SECURITY PRODUCTS

The Company markets a complete line of smoke alarms under the trade names "USI ELECTRIC," "UNIVERSAL" and "Smoke Signaltm" manufactured by the Hong Kong joint venture. The Company also markets a line of electronically advanced outdoor floodlights under the name "Lite Aidetm," whose features include special sensors that activate automatic lighting mechanisms and a quartz halogen system, offering the consumer a variety of dependable outdoor security lighting systems.

Sales of the Company's security products aggregated $5,139,919 or approximately 57% of total sales in the fiscal year ended March 31, 1999 and $6,094,152 or approximately 53% of total sales in the fiscal year ended March 31, 1998. This decrease in sales volume was due primarily to lower export sales of smoke alarms.

The Company is focusing its sales and marketing efforts to maximize security product sales, especially smoke alarm products by its Hong Kong Joint Venture.

OTHER PRODUCTS

The Company markets a variety of private label products on a made-to-order basis, such as telephones and video tape. The majority of these products are produced by the Hong Kong Joint Venture.

For the fiscal year ended March 31, 1999, sales of the Company's private label products aggregated $3,931,709 or 43% of total sales. For the fiscal year ended March 31, 1998, sales of these products were $5,472,165 or 47% of total sales. The primary reason for the decrease in sales was a reduction in high volume, low margin, private label products.

SUBSEQUENT EVENT

The Company sold its headquarters facility on June 16, 1999. See Item
2. Properties.

FCC REGULATION

The Federal Communications Commission (FCC) establishes technical standards for telecommunications equipment and products transmitting signals over the airways. These regulations have had no material effect upon the Company's business or its products to date, and all products subject to such regulation comply with the FCC requirements.

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

SALES AND MARKETING

The Company's products are generally marketed to retailers, wholesale distributors, service companies, catalog and mail order companies and to other distributors. Sales are made both by the Company and by approximately 33 independent sales organizations which are compensated by commissions. The Company has agreements with the sales organizations which are cancelable by either party upon 30 days notice. The Company does not believe that the loss of any one of these organizations would have a material adverse effect upon its business.

The Company formed a new subsidiary, USI ELECTRIC, for the purpose of selling security products to the electrical distribution trade. The subsidiary has hired a sales manager from the electrical distribution trade and has engaged 19 independent sales organizations.

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

Sales by the Company are also made by officers and full-time employees of the Company, four of whom are also engaged in sales management and training. Sales outside the United States, which are made by officers of the Company and through exporters, were less than 25% of total sales in fiscal 1999. The Company's foreign marketing strategy is to increase sales of products from the Hong Kong Joint Venture to overseas markets.

The Company's products are retailed to "do-it-yourself" consumers by chain and independent department, discount, drug, electrical, electronic, building supply, electrical distributors and hardware stores; as well as through catalog and mail-order houses. The Company also distributes its products through special markets such as premium/incentive, direct mail, catalog and showroom sales. The Company does not currently market any significant portion of its products directly to end users.

The Company's backlog of orders believed to be firm as of March 31, 1999 was approximately $1,310,000. The Company's backlog as of March 31, 1998, was approximately $2,510,000. The decrease in backlog is a function of the timing of orders received from its customers and the general decline in sales volume.

SUPPLIERS - HONG KONG JOINT VENTURE

The Company has a 50% interest in a Hong Kong Joint Venture with a Hong Kong Corporation (Hong Kong Joint Venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of certain consumer electronic products sold by the Company.

The Company believes that this Hong Kong Joint Venture arrangement will ensure a continuing source of supply for each product at competitive prices. At the present time, the Company buys approximately 81% of its total purchases from the Hong Kong Joint Venture. The products produced by the Hong Kong Joint Venture include video tape, smoke alarms and certain models of telecommunications products and Caller ID products. The Company is currently pursuing the development of additional products to be produced by the Hong Kong Joint Venture. A loss of China's Most Favored Nation status with the United States or changes in economic and political conditions in China could adversely affect the value of the Company's investment in the Hong Kong Joint Venture. Refer to Note C of the Financial Statements in Item 8 for a comparison of annual sales and earnings of the Hong Kong Joint Venture.

SUPPLIERS - OTHERS

Private label products not manufactured for the Company by the Hong Kong Joint Venture are manufactured by other foreign suppliers for the Company. The Company believes that its relationships with its suppliers are good. The Company believes that the loss of any of its suppliers could have a short-term adverse effect on its operations, but that replacement sources could be developed.

CHINA CELLULAR TELEPHONE PROJECT

In the year ended March 31, 1993, the Hong Kong Joint Venture entered into a Cellular Joint Venture with a People's Republic of China Company to design and develop a portable cellular telephone for manufacture and sale in China. The Hong Kong Joint Venture has a 30% interest in the Cellular Joint Venture. The Cellular Joint Venture engaged the Hong Kong Joint Venture to design and develop two versions of a portable cellular telephone for a fee of $3.5 million. Through March, 1996, the Hong Kong Joint Venture had received $3,150,000 of the $3.5 million fee. For the year ended March 31, 1996, the Hong Kong Joint Venture recorded no profit from the development contract. During fiscal 1997, the Hong Kong Joint Venture completed the accounting of its cellular development contract and, additionally, wrote down its investment in its Cellular Joint Venture. The Hong Kong Joint Venture recorded a profit of $122,328 on the development contract and a write- down of $725,745 on its Cellular Joint Venture. Due to the uncertainty of the commercial acceptance of the cellular telephone designed by the Cellular Joint Venture, the Hong Kong Joint Venture wrote-off the balance of its Cellular Joint Venture investment in the amount of $337,464 in fiscal 1998.

COMPETITION

In the smoke alarm area, the Company competes with First Alert, Firex, Fyrenetics and Walter Kidde. In the security lighting area, the Company competes with All-Trade, Regent and Heath-Zenith. Many of these companies have greater financial resources and financial strength than the Company. The Company believes that its security products compete favorably with other such products in the market primarily on the basis of styling and pricing. The security industry in general, however, involves rapidly changing technology, and the success of the Company's products may depend on the Company's ability to improve and update the technology of its products in a timely manner and to adapt to new technological advances.

EMPLOYEES

The Company has 14 employees, 6 of whom are engaged in administration and sales, and the balance of whom are engaged in product development and servicing.

The Company's employees are not unionized. The Company believes that its relations with its employees are satisfactory.

ITEM 2.

PROPERTIES

On June 16, 1999, the Company sold its headquarters facility, located in Baltimore County, Maryland which became expendable when the Company reduced the number of its employees. Under the contract of sale, the Company must vacate the property by November 15, 1999. The Company believes that it will have no difficulty leasing alternative space for its administrative and executive offices, warehousing and research and development activities.

The property was sold for a price of $2.2 million to KA Real Estate Associates, LLC. After deducting the mortgage and settlement charges, the Company will have excess cash of approximately $840,000. The Company will report, in its quarter ending June 30, 1999 a gain on the sale of this property of approximately $800,000.

The Company retained ownership of approximately 1-1/2 acres of undeveloped land adjacent to its headquarters property which the Company has put up for sale.

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

None.

                                PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Company was informed on January 21, 1999 that the Company's common stock has been delisted from the NASDAQ Small Cap Market for failure to meet the market value of public float requirement for continued listing. The Company meets all other continued listing requirements. The Company announced that its common stock will be traded on the Over-The-Counter (OTC) market through which real-time quote, price and volume information is electronically available for the Company's securities.

The following table shows the fiscal 1999 and 1998 quarterly high and low bid prices for the Company's Common Stock as reported by NASDAQ. The bid quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions and may not represent actual transactions.

Fiscal year ended March 31, 1999

                                    Bid Prices*
                               High            Low
     First Quarter            1-3/4           1-1/8
     Second Quarter           1-3/8             11/16
     Third Quarter            2                 5/8
     Fourth Quarter           2-1/16          1-1/16

Fiscal year ended March 31, 1998

                                    Bid Prices*
                               High            Low
     First Quarter            2-7/8           2-1/8
     Second Quarter           4               2-1/4
     Third Quarter            3-1/4           2-1/16
     Fourth Quarter           3-1/8           1-1/8

As of June 11, 1999, there were approximately 609 holders of record of the Company's Common Stock.

The Company has not paid any cash dividends on its Common Stock in the last three years. It is the Company's present intention to retain all earnings for use in its operations.


*Prices adjusted to reflect one-for-four reverse stock split as of February 27, 1998.

ITEM 6.


SELECTED FINANCIAL DATA

                                                   Year Ended March 31,
                        1999        1998        1997        1996        1995
Operations

Net sales           $ 9,071,628 $11,566,317 $15,423,149 $19,507,889 $24,841,794

Loss before
 equity in
 earnings (loss)
 of Hong Kong Joint
 Venture and
 income taxes        (1,119,154)  (414,351)  (1,332,427) (1,316,990) (2,220,460)

Net loss               (806,552)  (445,126)  (1,483,438) (1,098,817) (1,296,426)

Per common share:
  Loss before
   equity in earnings
   (loss) of Hong
   Kong Joint Venture,
   income taxes(1)        (1.30)      (.51)       (1.64)      (1.62)      (2.74)

  Net loss(1)              (.93)      (.55)       (1.83)      (1.35)      (1.60)

Weighted average number
 of common shares
 outstanding -
 basic(1)               863,706    811,397      811,397     811,397     810,649

Financial Condition

Total assets          6,402,120  7,705,310    9,557,116  12,676,391  13,732,846

Long-term debt and
 obligations (non-
 current)                     0  1,246,861   1,344,211    1,277,394    497,222

Working capital       1,514,425  2,130,408   2,253,553    2,194,108  2,728,405

Current ratio         1.63 to 1  2.25 to 1   1.75 to 1    1.46 to 1  1.50 to 1

Shareholders' equity  3,987,072  4,747,351   5,192,477    6,675,915  7,774,540

Shareholders' equity
 per share - basic(1)      4.49       5.85        6.40         8.23       9.59

(1) All per share amounts and number of outstanding shares have been restated to reflect the one-for-four reverse stock split as of February 27, 1998.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

SALES

In fiscal year 1999, sales decreased by $2,494,689 (22%) from the prior year. This decrease was primarily due to decreased demand for certain of the Company's private label products, which amounted to $1,540,456 and a decrease in security products of $954,233.

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

NET PROFIT AND LOSS

The Company incurred a net loss of $806,552 for fiscal year 1999 as compared to a net loss of $445,126 for fiscal year 1998. The most significant reasons for the increase in losses were lower gross margins and sales, partially offset by higher earnings of the Hong Kong Joint Venture.

The Company incurred a net loss of $445,126 for fiscal year 1998, as compared to a net loss of $1,483,438 for fiscal year 1997. The most significant reasons for the decrease in loss were reductions in selling, general and administrative expenses, increased gross margins and decreased equity in losses of the Hong Kong Joint Venture.

EXPENSES

In fiscal year 1999, research, selling, general and administrative expenses decreased by approximately $127,202 (5%) from the prior year. This savings resulted from the Company's cost reduction program. As a percentage of sales, research, selling, general and administrative expenses were 24% for the fiscal year ended March 31, 1999 and 20% for the prior year.

In fiscal year 1998, research, selling, general and administrative expenses decreased by approximately $1,141,614 (33%) from the prior year. This savings resulted from the Company's cost reduction program. As a percentage of sales, research, selling, general and administrative expenses were 20% for the fiscal year ended March 31, 1998 and 22% for the prior year.

INTEREST EXPENSE AND INCOME

Interest expense for fiscal 1999 decreased to $230,625 from $270,817 in fiscal 1998 due to a decrease in the average outstanding debt during the period resulting from decreased inventory levels in the current fiscal year. Interest income decreased to $2,719 in fiscal 1999 from $2,916 in fiscal 1998.

Interest expense for fiscal 1998 decreased to $270,817 from $411,541 in fiscal 1997 due to a decrease in the average outstanding debt during the period resulting from decreased inventory levels from the prior fiscal year. Interest income decreased to $2,916 in fiscal 1998 from $5,984 in fiscal 1997.

FINANCIAL CONDITION AND LIQUIDITY

Cash needs of the Company are currently met by funds generated from operations and the Company's line of credit with a financial institution which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $804,664 had been utilized in short-term borrowings and letter of credit commitments as of March 31, 1999. The amount available under the line of credit as of March 31, 1999 was approximately $116,000 based on the specified percentages. The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to 1-1/2% in excess of the prime rate of interest charged by the Company's lender. The loan is collateralized by the Company's accounts receivable, inventory and a 1.5 acre parcel of the Company's real estate. During the year ended March 31, 1999, working capital decreased by $615,983, from $2,130,408 on March 31, 1998 to $1,514,425 on March 31, 1999.

Operating activities provided cash of $316,102 for the year ended March 31, 1999. A decrease of $170,738 from 1998 was primarily due to decreases in inventory and accounts receivable of $542,619 and $704,068, a decrease in accounts payable of $268,991, partially offset by a net loss of $806,552. For the prior fiscal year, operating activities provided cash of $486,840 for the year ended March 31, 1998. This was primarily due to a decrease in inventory of $943,414 and a distribution in excess of Joint Venture earnings of $280,775.

Investing activities used cash of $28,725 in 1999, due to the purchase of equipment. For the same period last year, investing activities use cash of $13,786, due to the purchase of equipment.

Financing activities used cash in 1999 of $227,647 mainly due to the repayment of $182,842 in short-term debt and $75,000 in payments on a legal settlement and partially offset by the sale of 113,636 shares of common stock for $100,000, and for the same period last year, financing activities used cash of $490,129 primarily due to the repayment of $394,315 in short-term debt and $81,250 in payments on the legal settlement.

During the fiscal year ended March 31, 1999, the Company received a distribution of $300,000 from the Hong Kong Joint Venture.

     The Company believes that its line of credit and its working capital, together with the excess cash generated from the sale of its headquarters facility, provide it with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months.

HONG KONG JOINT VENTURE

In fiscal  year  1999,  sales of the Hong Kong  Joint  Venture  were  $6,440,817
compared  to  $6,984,960   and   $6,644,142  in  fiscal  years  1998  and  1997,
respectively.

Net income was $625,205 for the year ended March 31, 1999 compared to net losses of $61,550 and $302,023 in fiscal years 1998 and 1997, respectively. The decrease in income for the years ended March 31, 1998 and 1997 was due primarily to a write-down of its investment in its China Cellular Joint Venture of $337,464 in 1998 and $725,745 in 1997, respectively.

Selling, general and administrative expenses were $1,188,859, $1,288,622 and $1,337,015 for the fiscal years ended March 31, 1999, 1998 and 1997, respectively. As a percentage of sales, expenses were 18%, 18% and 20% for fiscal 1999, 1998 and 1997, respectively. The decrease in expenses as a percentage of sales in fiscal 1999 was primarily due to lower expenses.

Interest income net of interest expense was $132,591 for the year ended March 31, 1999, compared to $96,469 and $85,414 in fiscal years 1998 and 1997, respectively. The decrease in net interest income in fiscal year 1997 was primarily due to a distribution of $2,000,000 paid to its shareholders in April 1996.

Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During the year ended March 31, 1999, working capital increased by $309,602 from $1,760,188 on March 31, 1998 to $2,069,790 on March 31, 1999.

YEAR 2000 COMPLIANCE

     The Company has undertaken a project that addresses the Year 2000 (Y2K) issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999. The Company's Y2K project is designed to ensure the compliance of all of the Company's applications, operating system and hardware platforms, and to address the compliance of key business partners. Key business partners are those customers and vendors that have a material impact on the Company's operations. The Company is in the process of hiring a consultant to review its computer operations and anticipates that all phases of the project should be completed during 1999. The Company estimates that the total cost of the required modifications to its systems to become Y2K compliant will not exceed $50,000 and will not be material to the Company's financial position. Failure to make all internal business systems Y2K compliant could result in an interruption in, or a failure of, some of the Company's business activities or operations. Y2K disruptions in the operations of key vendors could impact the Company's ability to obtain products and service its customers. The Company is unable to determine the readiness of its key business partners at this time and is therefore unable to determine whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's Y2K project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem and reduce the possibility of significant interruptions of normal business operations.

INFLATION

The Company believes that inflation has not had a material effect upon its results of operations, and liquidity and capital resources for any of the periods presented.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Description                                                       Page

Report of Independent Certified Public Accountants -
  Grant Thornton LLP                                               13

Report of Independent Auditor - Deloitte & Touche LLP              14
Financial statements

     Consolidated balance sheets, March 31, 1999 and 1998          15

     Consolidated statements of operations for the years ended
       March 31, 1999, 1998 and 1997                               17

     Consolidated statements of shareholders' equity for the
       years ended March 31, 1999, 1998 and 1997                   18

     Consolidated statements of cash flows for the years ended
       March 31, 1999, 1998 and 1997                               19

     Notes to consolidated financial statements                    20

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT

Shareholders and Board of Directors
Universal Security Instruments, Inc.

We have audited the accompanying consolidated balance sheet of Universal Security Instruments, Inc. and subsidiaries (the Corporation) as of March 31, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Hong Kong Joint Venture, the Corporation's investment which is accounted for using the equity method. The Corporation's investment of $2,240,785 in the Hong Kong Joint Venture's net assets at March 31, 1999 and equity in earnings of $312,602 for the year then ended is included in the accompanying consolidated financial statements. The financial statements of the Hong Kong Joint Venture were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Hong Kong Joint Venture, is based solely on the report of the other auditors. The consolidated financial statements of Universal Security Instruments, Inc. and Subsidiaries as of and for the two years ended March 31, 1998 were audited by other auditors whose report dated June 17, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Security Instruments, Inc. and subsidiaries as of March 31, 1999, and the results of their consolidated operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

We have also audited the financial statement Schedule II for the year ended March 31, 1999. In our opinion, this Schedule presents fairly in all material respects the information required to be set forth therein.

Grant Thornton LLP
June 16, 1999
Baltimore, Maryland

INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
Universal Security Instruments, Inc.

We have audited the consolidated balance sheet of Universal Security Instruments, Inc. and subsidiaries (the Corporation) as of March 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14 for each of the two years in the period ended March 31, 1999. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of the Hong Kong Joint Venture, the Corporation's investment which is accounted for by use of the equity method. The Corporation's equity of $2,228,182 in the Hong Kong Joint Venture's net assets at March 31, 1998, and of $(30,775) and $(151,011) in that company's net loss for each of the two years is included in the consolidated financial statements. The financial statements of the Hong Kong Joint Venture were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the reports of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Universal Security Instruments, Inc. and subsidiaries at March 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
June 17, 1998
Baltimore, Maryland

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

                                                      March 31,
                                                 1999          1998
CURRENT ASSETS
  Cash                                       $  193,107    $  133,377
  Accounts receivable:
    Trade (less allowance for doubtful
      accounts of $100,000 in 1999 and
      1998)                                     549,149     1,248,023
    Officers and employees                          321         5,515

                                                549,470     1,253,538
  Inventories:
    Finished goods                            1,749,684     2,228,070
    Raw materials - foreign locations            49,869        83,728

                                              1,799,553     2,311,798

  Prepaid expenses                              112,419       142,793

  Assets held for sale - net
    of depreciation                           1,274,924

TOTAL CURRENT ASSETS                          3,929,473     3,841,506

INVESTMENT IN HONG KONG JOINT VENTURE         2,240,785     2,228,182

PROPERTY AND EQUIPMENT                          225,862     1,613,222

OTHER ASSETS                                      6,000        22,400

TOTAL ASSETS                                 $6,402,120    $7,705,310

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      March 31,
                                                 1999          1998
CURRENT LIABILITIES
  Short-term borrowings                     $   786,484   $   969,326
  Current maturity of long-term debt                           91,190
  Accounts payable                              294,618       583,910
  Accrued liabilities                            86,973        66,672
  Debt related to assets held for sale        1,246,973

TOTAL CURRENT LIABILITIES                     2,415,048     1,711,098

LONG-TERM DEBT, less current portion                        1,246,861

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value per
    share; authorized 20,000,000
    shares; issued and outstanding
    887,143 and 811,397 shares in
    1999 and 1998                                 8,871         8,114
  Additional paid-in capital                 10,499,446    10,453,930
  Retained deficit                           (6,521,245)   (5,714,693)

TOTAL SHAREHOLDERS' EQUITY                    3,987,072     4,747,351

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 6,402,120   $ 7,705,310

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Year ended March 31,
                                      1999           1998           1997
Net sales                        $ 9,071,628    $11,566,317    $15,423,149

Cost of goods sold                 7,770,737      9,393,376     13,000,896

GROSS PROFIT                       1,300,891      2,172,941      2,422,253

Research and development expense     129,877        226,529        250,751

Selling, general and
  administrative expense           2,062,020      2,092,570      3,209,962

Operating loss                      (891,006)      (146,158)    (1,038,460)

Other income (expense):
  Interest income                      2,719          2,916          5,984
  Interest expense                  (230,625)      (270,817)      (411,541)
  Gain from sale of land                                           312,625
  Legal settlement                                                (247,500)
  Other                                 (242)          (292)        46,465

                                    (228,148)      (268,193)      (293,967)

LOSS BEFORE EQUITY IN EARNINGS
(LOSS) OF HONG KONG
JOINT VENTURE                     (1,119,154)      (414,351)    (1,332,427)

Equity in earnings (loss) of
  Hong Kong Joint Venture            312,602        (30,775)      (151,011)

NET LOSS                         $  (806,552)   $  (445,126)   $(1,483,438)

Per common share amounts:
  Basic and Diluted              $      (.93)   $      (.55)   $     (1.83)

Weighted average number of
common shares outstanding:
  Basic and Diluted                  863,706        811,397        811,397

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         Additional
                         Common Stock      Paid-In     Retained
                       Shares    Amount    Capital      Deficit       Total
Balance at
March 31, 1996       811,397   $8,114  $10,453,930   $(3,786,129) $ 6,675,915

Net loss for 1997                                     (1,483,438)  (1,483,438)


Balance at
March 31, 1997       811,397    8,114   10,453,930    (5,269,567)   5,192,477

Net loss for 1998                                       (445,126)    (445,126)


Balance at
March 31, 1998       811,397    8,114   10,453,930    (5,714,693)   4,747,351


Common stock sold
to employee          113,636    1,136       98,864                    100,000

Common stock
repurchased          (37,950)    (380)     (53,347)                   (53,727)

Shares issued in
reverse stock split       60        1           (1)

Net loss for 1999                                      (806,552)     (806,552)

Balance at
March 31, 1999       887,143   $ 8,871 $10,499,446  $(6,521,245)  $ 3,987,072

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year ended March 31,
                                           1999          1998          1997
OPERATING ACTIVITIES
  Net loss                              $ (806,552)  $ (445,126)  $(1,483,438)
  Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
      Depreciation and amortization        141,161      158,051       165,096
      Provision for losses on accounts
        receivable                                       50,000        24,229
      Legal settlement                                                300,000
      (Undistributed) distributions
        in excess of earnings of Hong
        Kong Joint Venture                 (12,603)     280,775       401,393
      Gain on sale of property and
        equipment                                                    (312,635)
      Changes in operating assets
        and liabilities:
        Decrease in accounts receivable
          trade                            704,068      421,986       284,884
        Decrease in inventories and
          prepaid expenses                 542,619      943,414     1,338,874
        (Decrease) increase in
          accounts payable and
            accrued liabilities           (268,991)    (916,550)      601,223
        Decrease (increase) in other
          assets                            16,400       (5,710)      135,005

NET CASH PROVIDED BY OPERATING ACTIVITIES  316,102      486,840     1,454,631

INVESTING ACTIVITIES
  Purchases of property and equipment      (28,725)     (13,786)       (7,589)
  Decrease in time deposits                                             8,748
  Proceeds from sale of property and
    equipment                                                         383,429

NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                     (28,725)     (13,786)      384,588

FINANCING ACTIVITIES
  Net repayment of short-term debt        (182,842)    (394,315)   (1,630,044)
  Principal payments on long-term debt     (16,078)     (14,564)      (13,266)
  Payments on legal settlement             (75,000)     (81,250)     (143,250)
  Proceeds from issuance of common stock   100,000
  Purchase of common stock                 (53,727)

NET CASH USED IN FINANCING ACTIVITIES     (227,647)    (490,129)   (1,786,560)

INCREASE (DECREASE) IN CASH                 59,730      (17,075)       52,659

CASH AT BEGINNING OF YEAR                  133,377      150,452        97,793

CASH AT END OF YEAR                    $   193,107  $   133,377   $   150,452

Supplemental information:
  Interest paid                        $   230,625  $   270,817   $   411,541
  Income taxes paid                           -            -             -

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

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Included as a component of finished goods inventory are additional non-material costs. These costs include freight, import duty, inspection fees, etc.

                                                 Year Ended March 31,
                                                  1999          1998
Materials                                      $1,500,587   $1,894,816
Non-Materials                                     249,097      333,254
                                               $1,749,684   $2,228,070

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

Income Taxes: The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes:" Income taxes are provided based on the liability method for financial reporting purposes. Deferred and prepaid taxes are provided for on temporary differences in the basis of assets and liabilities which are recognized in different periods for financial and tax reporting purposes.

Per Share Data: The Company implemented Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" for all years presented which requires presentation of basic and diluted earnings per share amounts and a reconciliation for all years presented of the respective calculations. The Company incurred a net loss for the years ended March 31, 1999, 1998 and 1997; therefore, all potential dilutive common shares are antidilutive and not included in the calculation of diluted earnings per share. Basic and diluted net income per share are computed by dividing net income (loss) by the weighted average number of common and potential dilutive common (if any) shares outstanding during the period.

New Accounting Pronouncements - The Company implemented SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of An
Enterprise and Related Information" effective April 1, 1998. These standards specify the presentation and disclosure requirements for comprehensive income and segment information. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" standardizes the accounting for all derivative
instruments.   The  company  does  not  hold  or  issue   derivative   financial
instruments.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                     March 31,
                                                1999           1998
Land and improvements                       $  174,034     $  234,284
Building and improvements                                   1,412,271
Machinery and equipment                        835,966        824,171
Furniture and fixtures                         260,616        246,036
Computer equipment                              50,586         49,085

                                             1,321,202      2,765,847

Less accumulated depreciation
  and amortization                           1,095,340      1,152,625

                                            $  225,862     $1,613,222

Assets net of depreciation from land, building and improvements totaling $1,274,924 were transferred to assets held for sale. See Note L.

NOTE C - INVESTMENT IN HONG KONG JOINT VENTURE

The Company maintains a Joint Venture with a Hong Kong Corporation, which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. As of March 31, 1999, the Company has invested $2,240,785 for their 50% interest in the Hong Kong Joint Venture. The investment has been accounted for using the equity method of accounting.

During fiscal 1997, the Hong Kong Joint Venture completed the accounting for its development contract and recorded a profit of $122,328 on the development contract and a write-down of $725,745 on its Cellular Joint Venture investment. During fiscal 1998, the Hong Kong Joint Venture wrote off the balance of its Cellular Joint Venture investment in the amount of $337,464.

The following represents summarized financial information from the financial statements of the Hong Kong Joint Venture as of March 31, 1999 and 1998 and for the years ended March 31, 1999, 1998 and 1997.

                                          Year Ended March 31,
                                    1999          1998         1997
Current assets                   $3,053,302    $3,041,311
Property and other assets         2,422,311     2,742,444

Total                            $5,475,613    $5,783,755

Current liabilities              $  983,512    $1,281,123
Non-current liabilities              63,382       100,017
Shareholders' equity             $4,428,719    $4,402,615

Total                            $5,475,613    $5,783,755

Net sales                        $6,440,817    $6,984,960   $6,644,142
Gross profit                      1,537,855     1,327,380    1,792,877
Net income (loss)                   625,205       (61,550)    (302,023)

As of and for the years ended March 31, 1999, 1998 and 1997, the period ending exchange rate and the weighted average exchange rates were approximately 7.75 Hong Kong dollars to each U.S. dollar.

During the years ended March 31, 1999, 1998 and 1997, the Company purchased $4,365,481, $6,078,933 and $5,824,622, respectively, of finished product from the Hong Kong Joint Venture, which represents 81%, 73% and 57%, respectively, of the Company's total finished product purchases.

NOTE D - DEBT

Debt consisted of the following:

                                               Year Ended March 31,
                                                1999          1998
Short-term borrowings                        $  786,484    $  969,326

Promissory notes - long-term                                1,338,051
Debt related to assets held for sale          1,246,973
                                              1,246,973     1,338,051

Less current maturities                       1,246,973        91,190

                                             $     -0-     $1,246,861

The short-term borrowings relate to the Company's agreement with a financial institution to provide a maximum line of credit of the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory consisting of a revolving line of credit and letters of credit. The outstanding principal balance of the revolving credit line ($786,484 at March 31, 1999) is payable on demand. The interest rate on the revolving credit line is equal to 1-1/2% in excess of the prime rate of interest (9-1/4% at March 31, 1999). As of March 31, 1999, the amount available for borrowings under the line was approximately $116,000 based on the specified percentages. The loan is collateralized by the Company's accounts receivable, inventory and a 1.5 acre parcel of the Company's real estate. The agreement does not contain any provision for compliance with financial covenants. The weighted average interest rate on outstanding short-term borrowings for the years ended March 31, 1999, 1998 and 1997 was 9.62%, 10.00% and 9.40%, respectively.

During the year ended March 31, 1996, the Company refinanced its mortgage on its corporate headquarters. The terms of the mortgage are a $1,300,000 loan repayable in 60 equal monthly installments of principal and interest based on a 25 year amortization schedule, with an interest rate of 10%. The full outstanding balance is due at the earlier of end of 60 month period or when property is sold. At March 31, 1999 and 1998, the outstanding principal balances were $1,246,973 and $1,263,051, respectively.

Included in debt at March 31, 1998 is a note payable of $75,000, payable to Black & Decker, as a result of a legal settlement (see Note K). This note is non-interest bearing and payable at $6,250 per month.

NOTE E - LEASES

There were no operating leases for either of the years ended March 31, 1999 or March 31, 1998.

NOTE F - INCOME TAXES

At March 31, 1999, the Company has net operating loss (NOL) carryforwards in the United States of approximately $5,150,000 for income tax purposes that expire in years 2009 through 2019. From 1998 to 1999, the deferred tax asset valuation allowance decreased by $15,577 due to adjustments of prior year's NOL's. From 1997 to 1998, the deferred tax asset valuation allowance increased by $344,248 primarily due to operating losses generated in fiscal 1998 and the adjustment of prior year NOL's.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                               March 31,
                                                          1999          1998
Deferred tax liabilities:
  Unremitted Hong Kong Joint Venture earnings
    not considered permanently reinvested             $   771,396   $   766,174

    Gross deferred tax liabilities                        771,396       766,174

Deferred tax assets:
  Financial statement accruals and allowances              83,728       106,032
  Inventory uniform capitalization                         72,200        72,200
  Other                                                    67,553        34,615
  NOL carryforwards and tax credits                     1,957,241     1,978,230

    Gross deferred tax assets                           2,180,722     2,191,077

  Valuation allowance                                  (1,409,326)   (1,424,903)

  Net deferred tax assets                             $       -0-   $       -0-

The reconciliation of the income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                               3/31/99     3/31/98     3/31/97
Federal tax benefit at
  statutory rate on loss (34%)                $(276,229)  $(151,343)  $(504,269)

Equity in (earnings) loss from
  Hong Kong Joint Venture                      (106,285)     10,464      51,344

Dividends received from Hong Kong Joint
  Venture for which net deferred taxes
  taxes were not previously provided            102,000      85,000     340,000

Effect of net operating loss carryforwards      279,616      81,144      60,000

Other                                               898     (25,265)     52,925

                                              $     -0-   $     -0-   $     -0-

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

Common Stock - On September 2, 1998, the Company sold 113,636 shares of common stock to the Chairman of the Board of the Company at a price of $.88 cents per share (the mean between the closing bid and asked prices on NASDAQ) or an aggregate of $100,000. On November 12, 1998, the Board of Directors authorized the Company to purchase up to 100,000 shares of the Company's common stock. During the year ended March 31, 1999, pursuant to the stock purchase program, the Company repurchased 37,950 shares at a cost of $53,727.

Under terms of the Company's 1978 Non-Qualified Stock Option Plan, as amended, 243,750 shares of common stock are authorized for the granting of stock options, of which 11,519 shares have been issued as of March 31, 1999, leaving 232,231 available for issuance upon exercise of options granted, or available for future grants to employees and directors. Under provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable. All options expire five years from the date of grant.

The following tables summarize the status of options under the Non-Qualified Stock Option Plan at March 31, 1999 and option transactions for the two years then ended:

Status as of March 31, 1999                             Number of Shares

Presently exercisable                                        172,561
Exercisable in future years                                   51,939

Total outstanding                                            224,500
Available for future grants                                    7,731

Shares of common stock reserved                              232,231

Outstanding options:
     Number of holders                                            13
     Average price per share                                   $0.98
     Expiration dates                September 1999 to November 2003

Transactions for the Two Years Ended March 31, 1999:

                                           Weighted Average
                             Number of        Per Share          Total
                              Shares         Option Price     Option Price
Outstanding at
March 31, 1997                163,125             .76           $124,010
  Granted                      42,500             .25             10,656
  Canceled                    (17,500)            .51             (8,925)

Outstanding at
March 31, 1998                188,125                            125,741
  Granted                      82,250            2.11            173,625
  Canceled                    (45,875)           1.72            (78,969)

Outstanding at
March 31, 1999                224,500                           $220,397

Under the terms of the Company's 1988 Employee Stock Purchase Plan, eligible employees can purchase shares of the Company's common stock through payroll deductions at a price equal to 90% of the asked price of the shares. The Company has reserved 25,000 shares of common stock for issuance under the Plan. No member of the Board of Directors who is not an employee of the Company, and no member of the committee administering the Plan, can participate in the Plan. At March 31, 1999, approximately 16,250 shares remain reserved for issuance under this Plan.

The Company applies APB Opinion No. 25 and related interpretations in accounting for the 1978 Non-Qualified Stock Plan. Accordingly, no compensation has been recognized for the 1978 Stock Plan. Had compensation costs for the 1978 Stock Plan been determined based on fair value at the grant date forward under that Plan consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would not have been materially affected on a pro forma basis.

NOTE H - COMMITMENTS

The Company entered into a three year employment agreement with its Vice President of Sales with fixed annual remuneration of $175,000 in year one and $200,000 in years two and three. In addition, the agreement provides incentive compensation based on the Company achieving certain levels of sales. The agreement expires in December, 2001. The Company had employment agreements with two of its officers, which expired on March 31, 1998. The fixed aggregate annual remuneration under these agreements approximated $300,000 per year. In addition, the agreements provide incentive compensation to these officers based on the Company's achievement of certain levels of earnings.

Outstanding letters of credit commitments which are used solely for short-term inventory financing totaled $18,180 at March 31, 1999.

NOTE I - YEAR 2000 COMPLIANCE

The Company has undertaken a project that addresses the Year 2000 (Y2K) issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999. The Company's Y2K project is designed to ensure the compliance of all of the Company's applications, operating system and hardware platforms, and to address the compliance of key business partners. Key business partners are those customers and vendors that have a material impact on the Company's operations. The Company is in the process of hiring a consultant to review its computer operations and anticipates that all phases of the project should be completed during 1999. The Company estimates that the total cost of the required modifications to its systems to become Y2K compliant will not exceed $50,000 and will not be material to the Company's financial position. Failure to make all internal business systems Y2K compliant could result in an interruption in, or a failure of, some of the Company's business activities or operations. Y2K disruptions in the operations of key vendors could impact the Company's ability to obtain products and service its customers. The Company is unable to determine the readiness of its key business partners at this time and is therefore unable to determine whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's Y2K project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem and reduce the possibility of significant interruptions of normal business operations.

NOTE J - BUSINESS AND SALES INFORMATION

The Company is primarily a manufacturer and wholesaler of a variety of security products for use in homes and businesses and manufactures private label products to order. Approximately 24%, 15% and 15% of the Company's total sales were to a the same customer in 1999, 1998 and 1997, respectively. An additional 17% and 12% of the Company's total sales were to a different customer in 1999 and 1998.

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

NOTE L - SUBSEQUENT EVENT AND LIQUIDITY

Universal Security Instruments, Inc. sold its headquarters facility in Owings Mills, MD, on June 16, 1999 for a price of $2.2 million to KA Real Estate Associates, LLC. After deducting the mortgage and settlement charges, the Company will have excess cash of approximately $840,000. The Company will report, in its quarter ending June 30, 1999, a gain on the sale of this property of approximately $800,000. Management believes that the excess cash generated from the sale, together with its line of credit and working capital, will be sufficient to meet the Company's liquidity needs for the fiscal year ending March 31, 2000.

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

                         Principal Occupation                   Director
                         for past five years                      since

Stephen Knepper.....55   Director; Vice Chairman of the            1970
                         Board of the Company since
                         September 1996; Chairman of the
                         Board of the Company from 1970
                         to September 1996.

Michael Kovens......56   Director; Chairman of the Board           1970
                         of the Company since September
                         1996; President of the Company
                         from 1970 to September 1996.

Harvey Grossblatt...52   Director since September 1996;            1996
                         President since June 1996;
                         Chief Financial Officer since
                         April 1997; Vice President
                         of the Company from December
                         1986 to June 1996; Secretary and
                         Treasurer of the Company since
                         September, 1988; Vice President
                         and Chief Financial Officer of
                         the Company from October 1983
                         through May 1995.

Ronald Frank(1).....33   Vice President of Lexington               1998
                         National Insurance Company
                         since 1993.

Gary Goldberg.......50   1993 to 1996 President of Ultravision     1998
                         LLC; 1996 to 1997, Independent
                         Consultant; 1997 to present,
                         Procurement Agent for Sierra
                         Military Health Services, Inc.

(1) Mr. Frank is the son-in-law of Mr. Michael Kovens, Director and Chairman of the Board of the Company.

ITEM 11.

EXECUTIVE COMPENSATION

Table I.  Summary Compensation Table

The following table reflects the aggregate amount paid or accrued by the Company in its three most recent fiscal years, for each executive officer whose compensation exceeded $100,000 in that year.

                                        Long-Term Compensation
Name and                                    Awards      Payouts
 Principal       Annual  Compensation       Stock        LTIP      All Other
 Position  Year  Salary  Bonus  Other  Awards  Options  Payouts  Compensation(1)
Michael
 Kovens    1999 $175,000   -      -      -      12,500     -         $  -0-
Chairman
 of the
 Board     1998  175,000   -      -      -      15,000     -            -0-
           1997  300,000   -      -      -      17,500     -          3,200


Stephen C.
 Knepper   1999 $ 50,000   -      -      -      12,500     -         $  -0-
Vice
 Chairman
 of the    1998   50,000   -      -      -      15,000     -            -0-
 Board     1997  183,328   -      -      -      17,500     -          3,200


Harvey
 Gross-
 blatt     1999 $122,500   -      -      -       6,250     -         $  -0-
President,
 Secre-
 tary      1998  122,500   -      -      -        -        -            -0-
 and
 Treasurer 1997  142,923   -      -      -      17,500     -          2,857

(1) Consists of Company contributions under its 401(k) plan.


Table II.  Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
           Option/SAR Values

                                                                    Value
                                                Number         of Unexercised
                                            of Unexercised      In-The-Money
                      Shares              Options at FY-End  Options at FY-End
                     Acquired     Value   Exerci-/Unexerci-  Exerci-/Unexerci-
Name               In Exercise  Realized   sable /  sable     sable /  sable
Michael Kovens          -          -       68,750/   -0-       -0-  /   -0-
Stephen C. Knepper      -          -       68,750/   -0-       -0-  /   -0-
Harvey Grossblatt       -          -       24,000/   -0-       -0-  /   -0-

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 11, 1999, the following persons were "beneficial owners" (as that term is defined under Rule 13d-3 promulgated by the Securities and Exchange Commission) of more than five percent of the Company's Common Stock.

Name and address of               Shares                 Percent
beneficial owner            Beneficially Owned(1)       of class

Michael Kovens                    328,295(2)              34.3%
10324 South Dolfield Rd.
Owings Mills, MD 21117

Stephen Knepper                   105,360(3)              11.0%
10324 South Dolfield Rd.
Owings Mills, MD 21117

Bruce Paul                        129,400                 14.0%
One Hampton Road
Purchase, NY 10577

(1) For the purpose of determining the percentages of stock beneficially owned, shares of stock subject to options exercisable within 60 days of June 11, 1999 are deemed to be outstanding.

(2) Includes 68,750 shares which Mr. Kovens presently has the right to acquire through the exercise of stock options.

(3) Includes 68,750 shares which Mr. Knepper presently has the right to acquire through the exercise of stock options and 4,487 shares held by Mr. Knepper's adult children.

As of June 11, 1999, the shares of the Company's Common Stock owned beneficially by each director, by each executive officer and by all directors and officers as a group were as follows:

                                     Shares                 Percent
Name of beneficial owner       Beneficially Owned(1)       of class

Michael Kovens                       328,295(2)              34.3%

Stephen Knepper                      105,360(3)              11.0%

Harvey Grossblatt                     31,273(4)               3.4%

All directors and officers as        474,976                 45.1%
  a group (5 persons included)

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

PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

       The following consolidated financial statements are included in
       Part II, Item 8.

          Consolidated balance sheets, March 31, 1999 and 1998

          Consolidated statements of operations for the years ended March 31, 1999, 1998 and 1997.

          Consolidated statements of shareholders' equity for the years ended March 31, 1999, 1998 and 1997.

          Consolidated statements of cash flows for the years ended March 31, 1999, 1998 and 1997.

          Notes to consolidated financial statements.

(a) 2. Financial Statement Schedules

Schedule II - Schedule of Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) 3. Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.

10.1   Non-Qualified Stock Option Plan, as amended

10.2 Hong Kong Joint Venture Agreement (confidential treatment of Name requested and filed separately with the Commission)
       (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1994, File No. 0-7885)

23.1   Consent of Deloitte & Touche LLP

27     Financial Data Schedule

(b)    Reports on Form 8-K

       On March 30, 1999, the Registrant filed a Current Report on 8-K, dated March 29, 1999, reporting the change in the Registrant's certifying accountant from Deloitte & Touche LLP to Grant Thornton LLP

(d)    Financial Statements Required by Regulation S-X

       Separate   financial   statements   of  the  Hong  Kong   Joint   Venture
(confidential treatment of name requested and filed separately with the Commission.

                                                                 Page

          Report of the auditors                                 JV-1

          Consolidated profit and loss account,                  JV-2
          March 31, 1999 and 1998

          Consolidated balance sheets, March 31, 1999 and 1998   JV-3

          Consolidated cash flow statements, March 31, 1999      JV-5
          and 1998

          Notes to consolidated financial statements             JV-7

SCHEDULE II

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
VALUATION ACCOUNT
YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                 Charged
                     Balance at  to cost  Charged                  Balance
                     beginning    and     to other                 at end
                      of year   expenses  accounts  Deductions(1)  of year
Year ended
 March 31, 1999
Allowance for
 doubtful accounts   $100,000    $  -0-     $-0-      $   -0-     $100,000



Year ended
 March 31, 1998
Allowance for
 doubtful accounts   $ 50,000    $50,000    $-0-      $   -0-     $100,000



Year ended
 March 31, 1997
Allowance for
 doubtful accounts   $ 25,771    $24,229    $-0-      $   -0-     $ 50,000

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



Date:   July 13, 1999        By:  Michael Kovens
                                  Michael Kovens
                                  Chairman of the Board, Director



Date:   July 13, 1999        By:  Stephen Knepper
                                  Stephen Knepper
                                  Vice Chairman of the Board, Director


Date:   July 13, 1999        By:  Harvey Grossblatt
                                  Harvey Grossblatt, President,
                                  Director, Secretary, Treasurer,
                                  Chief Accounting Officer