Form 10-Q
period 1999-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 1999-08-13
CIK 102109

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the Quarter ended June 30, 1999

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

                      YES   X      NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Date                   Class               Shares Outstanding
August 12, 1999  Common Stock, $.01 par value         897,598

      UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

                              INDEX

Part  I - FINANCIAL INFORMATION

          Item l.  Financial Statements

          Consolidated balance sheets at June 30, 1999 and March
          31, 1999

          Consolidated statements of operations for the three months ended June 30, 1999 and 1998

          Consolidated statements of cash flows for the three months ended June 30, 1999 and 1998

          Notes to consolidated financial statements

          Item 2. Management's discussion and analysis of results of operations and financial condition

Part II - OTHER INFORMATION

          Item 6.  Exhibits and Reports

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
                                    June 30, 1999  March 31, 1999

CURRENT ASSETS
  Cash                                 $  226,069      $  193,107
  Accounts receivable:
    Trade (less allowance for
      doubtful accounts of $100,000
      at June 30, 1999 and
      March 31, 1999)                   1,225,214         549,149
    Officers and employees                    323             321

                                        1,225,537         549,470

  Inventories:
    Finished goods                      2,144,927       1,749,684
    Raw materials-foreign locations        49,869          49,869

                                        2,194,796       1,799,553

  Prepaid expenses                         78,670         112,419

  Assets held for sale - net of
    depreciation                                        1,274,924

TOTAL CURRENT ASSETS                    3,725,072       3,929,473

INVESTMENT IN JOINT VENTURE             2,349,997       2,240,785

PROPERTY, PLANT AND EQUIPMENT             218,096         225,862

OTHER ASSETS                                6,000           6,000

TOTAL ASSETS                           $6,299,165      $6,402,120

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                   June 30, 1999   March 31, 1999

CURRENT LIABILITIES
  Short-term borrowings             $   845,636      $   786,484

  Accounts payable                      711,484          294,618
  Accrued liabilities                    93,688           86,973
  Debt related to assets held
    for sale                                           1,246,973

TOTAL CURRENT LIABILITIES             1,650,808        2,415,048

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value
    per share; authorized
    20,000,000 shares; issued
    897,598 and 887,143
    shares at June 30,
    1999 and March 31, 1999               8,975            8,871
  Additional paid-in capital         10,509,757       10,499,446
  Retained earnings (deficit)        (5,870,375)      (6,521,245)

TOTAL SHAREHOLDERS' EQUITY            4,648,357        3,987,072

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                $ 6,299,165      $ 6,402,120

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                      For the Three Months Ended
                                     June 30, 1999  June 30, 1998

Net sales                              $2,058,352     $2,633,409

Cost of goods sold                      1,587,036      2,146,707

                                          471,316        486,702

Research and development expense           64,090         39,059

Selling, general and administrative
  expense                                 608,557        497,223

Operating (loss)                         (201,331)       (49,580)

Other income (expense):
  Interest income                             987          1,665
  Interest expense                        (48,914)       (57,588)
  Gain on sale of building                804,861
  Other                                   (13,946)           661

                                          742,988        (55,262)

EARNINGS (LOSS) BEFORE EQUITY
IN EARNINGS OF JOINT VENTURE              541,657       (104,842)

Equity in earnings of joint venture       109,212          9,406

NET EARNINGS (LOSS)                    $ 650,869     $  (95,436)

Per common share amounts:
  Basic                                $      .73     $     (.12)
  Diluted                              $      .67     $     (.12)

Weighted average number of common
  shares outstanding
    Basic                                 892,350        811,397
    Diluted                               965,027        811,397

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                For the Three Months Ended
                                               June 30, 1999  June 30, 1998
OPERATING ACTIVITIES
  Net earnings (loss)                           $   650,869      $ (95,436)
  Adjustments to reconcile net
    earnings (loss) to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                   8,807         34,515
      Undistributed earnings of
        joint venture                              (109,212)        (9,406)
      Gain on sale of building                     (804,861)

      Changes in operating assets and liabilities:
        (Increase) decrease in accounts
          receivable                               (676,067)       320,374
        (Increase) in inventories and
          prepaid expenses                         (361,494)       (12,901)
        Increase (decrease) in accounts payable
          and accrued expenses                      423,581       (142,477)

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES                               (868,377)        94,669

INVESTING ACTIVITIES
  Proceeds from sale of building                  2,079,785
  Property, plant and equipment                      (1,040)        (1,502)

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                            2,078,745         (1,502)

FINANCING ACTIVITIES
  Net borrowings (repayment) of short-term debt      59,152       (128,725)
  Principal payments on long-term debt                              (3,864)
  Payment on legal settlement                                      (18,750)
  Debt related to assets held for sale           (1,246,973)
  Issuance of common stock                           10,415

NET CASH USED IN FINANCING ACTIVITIES            (1,177,406)      (151,339)

INCREASE (DECREASE) IN CASH                          32,962        (58,172)

Cash at beginning of period                         193,107        133,377

CASH AT END OF PERIOD                           $   226,069      $  75,205

Supplemental information:
  Interest paid                                 $    48,914      $  57,588
  Income taxes paid                                       -              -

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Statement of Management - The financial information included herein is unaudited and does not include all disclosures normally included in financial statements presented in accordance with generally accepted accounting principles. The interim financial information should be read in connection with the financial statements and related notes in the Company's annual report on Form 10-K for the year ended March 31, 1999. The results for the interim period are not necessarily indicative of the results expected for the year. The accompanying interim information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

Per Share Data - The Company implemented Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" for all years presented which requires presentation of basic and diluted earnings per share amounts and a reconciliation for all years presented of the respective calculations. The Company incurred a net loss for the years ended March 31, 1999, 1998 and 1997; therefore, all potential dilutive common shares are antidilutive and not included in the calculation of diluted earnings per share. Basic and diluted net income per share are computed by dividing net income (loss) by the weighted average number of common and potentially dilutive common (if any) shares outstanding during the period.

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

Income Taxes - No income tax expense has been provided for the quarter ended June 30, 1999 because of the Company's deferred tax assets related to the carryforward of prior years' operating losses.

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong joint venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. The following represents summarized income statement information of the Hong Kong joint venture for the quarters ended June 30, 1999 and 1998:

                             1999                1998
      Net sales           $1,774,875          $1,540,442
      Gross profit           521,145             265,460
      Net income             218,425              18,812

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Three Months Ended June 30, 1999 Compared to
Three Months Ended June 30, 1998

Sales - Net sales for the three months ended June 30, 1999 were $2,058,352 compared to $2,633,409 for the comparable three months in the prior fiscal year, a decrease of $575,057. Net sales of security products increased by $9,156 as compared to the quarter ended June 30, 1998. Net sales of other products decreased by $584,213, as compared to the quarter ended June 30, 1998. The increase in security sales was due primarily to higher sales of smoke alarms. The decrease in other sales was due to a decreased demand for certain of the Company's private label video and telecommunications products.

Net Income - The Company reported a net profit of $650,869 for the quarter ended June 30, 1999 compared to net loss of $95,436 for the corresponding quarter of the prior fiscal year. The increase in net income was due to the sale of the Company's headquarters facility, which resulted in a net gain of $804,861.

Expenses - Research, selling, general and administrative expenses increased by $136,365 from the comparable three months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 33% for the three months ended June 30, 1999 and 20% for the same period in the last fiscal year. The increase in expenses was mainly due to the costs associated with establishing USI ELECTRIC's customer base and related sales organizations.

Interest Expense and Income - The Company's interest expense, net of interest income, decreased from $55,923 for the quarter ended June 30, 1998 to $47,927 for the quarter ended June 30, 1999. The lower interest expenses resulted from lower levels of borrowing.

Financial Condition and Liquidity - Cash needs of the Company are currently met by funds generated from operations and the Company's line of credit with a financial institution, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum bank line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $904,460 has been utilized in letter of credit commitments and short-term borrowings as of June 30, 1999. As of June 30, 1999, the amount available for additional borrowings under the line was approximately $290,000 based on the specified percentages.

The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to 1-1/2% in excess of the prime rate of interest charged by the Company's lender. The loan is collateralized by the Company's accounts receivable, inventory and a 1.5 acre parcel of the Company's real estate.

Operating activities used cash of $868,377 for the quarter ended June 30, 1999. This was primarily due to an increase in accounts receivable of $676,067, increase in inventories and prepaid expenses of $361,494, partially offset by the gain on the sale of the building of $804,861. For the same period last year, operating activities provided cash of $94,669.

Investing activities provided cash of $2,078,745 in the current quarter. This resulted from the proceeds of the sale of the building. For the same period last year, investing activities used cash of $1,502.

Financing activities used cash of $1,177,406, primarily due to the repayments of long term debt of $1,246,973. For the same period last year, financing activities used cash of $151,339.

The Company believes that its line of credit and its working capital provide it with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months.

Hong Kong Joint Venture - Net sales of the joint venture for the three months ended June 30, 1999 were $1,774,875 compared to $1,540,442 for the comparable three months in the prior fiscal year. The increase in sales was primarily due to increased sales of smoke alarms.

Net income was $218,425 for the quarter ended June 30, 1999 compared to $18,812 in the comparable quarter last year. The increase in net income resulted from higher sales to non-related customers.

Selling, general and administrative expenses were $333,748 and $310,069 for the quarter ended June 30, 1999 and 1998, respectively. As a percentage of sales, expenses were 19% and 20% for 1999 and 1998, respectively.

Interest income net of interest expense was $30,717 for the quarter ended June 30, 1999 compared to $23,526 for the same quarter last year.

Cash needs of the Hong Kong joint venture are currently met by funds generated from operations. During the quarter ended June
30, 1999, working capital increased by $726,005 from $2,069,790 on March 31, 1999 to $2,795,795 on June 30, 1999.

Year 2000 Compliance - The Company has undertaken a project that addresses the Year 2000 (Y2K) issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitivity information after December 31, 1999. The Company's Y2K project is designed to ensure the compliance of all of the Company's applications, operating system and hardware platforms, and to address the compliance of key business partners. Key business partners are those customers and vendors that have a material impact on the Company's operations. The Company is in the process of hiring a consultant to review its computer operations and anticipates that all phases of the project should be completed during 1999. The Company estimates that the total cost of the required modifications to its systems to become Y2K compliant will not exceed $50,000 and will not be material to the Company's financial position.

Failure to make all internal business systems Y2K compliant could result in an interruption in, or a failure of, some of the Company's business activities or operations. Y2K disruptions in the operations of key vendors could impact the Company's ability to obtain products and service its customers. The Company is unable to determine the readiness of its key business partners at this time and is therefore, unable to determine whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's Y2K project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem and reduce the possibility of significant interruptions of normal business operations.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
PART II

Item 6.     Exhibits and Reports on Form 8-K

            (b) On July 1, 1999, the Registrant filed a current
                Report on 8-K dated July 1, 1999, reporting the
                Sale of its headquarters facility.

UNIVERSAL SECURITY INSTRUMENTS, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             UNIVERSAL SECURITY INSTRUMENTS, INC.



Dated:    August 13, 1999          Harvey Grossblatt
                             HARVEY GROSSBLATT
                             President, Chief Accounting Officer