Form 10-Q
period 1999-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 1999-11-15
CIK 102109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended September 30, 1999

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

                        YES      X        NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Date                     Class                Shares Outstanding
November 15, 1999    Common Stock, $.01 par value       903,847

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES



                                    INDEX



Part  I -  FINANCIAL INFORMATION

           Item l.  Financial Statements

           Consolidated balance sheets at September 30, 1999 and March 31, 1999

           Consolidated statements of operations for the six months ended September 30, 1999 and 1998 and three months ended September 30, 1999 and 1998

           Consolidated statements of cash flows for the six months ended September 30, 1999 and 1998

           Notes to consolidated financial statements

           Item 2. Management's discussion and analysis of results of operations and financial condition

Part II -  OTHER INFORMATION

           Item 6.  Exhibits and Reports

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)




ASSETS

                                    Sept 30, 1999  March 31, 1999

CURRENT ASSETS
  Cash                                 $ 191,887      $  193,107
  Accounts receivable:
    Trade (less allowance for
      doubtful accounts of $100,000
      at September 30, 1999 and
      March 31, 1999)                    901,414         549,149
    Officers and employees                 4,646             321

                                         906,060         549,470

  Inventories:
    Finished goods - net of reserve    1,731,091       1,749,684
    Raw materials-foreign locations       46,559          49,869

                                       1,777,650       1,799,553

  Prepaid expenses                        57,042         112,419

  Assets held for sale - net of
    depreciation                                       1,274,924

TOTAL CURRENT ASSETS                   2,932,639       3,929,473
                                       ---------       ---------

INVESTMENT IN JOINT VENTURE            2,362,091       2,240,785

PROPERTY, PLANT AND EQUIPMENT            214,292         225,862

OTHER ASSETS                               8,000           6,000

TOTAL ASSETS                          $5,517,022      $6,402,120
                                       =========       =========


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)




LIABILITIES AND SHAREHOLDERS' EQUITY

                                   Sept 30, 1999   March 31, 1999

CURRENT LIABILITIES
  Short-term borrowings             $ 1,056,124      $   786,484

  Accounts payable                      334,583          294,618
  Accrued liabilities                   130,919           86,973
  Debt related to assets held
    for sale                                           1,246,973

TOTAL CURRENT LIABILITIES             1,521,626        2,415,048
                                      ---------        ---------


SHAREHOLDERS' EQUITY
  Common stock, $.01 par value
    per share; authorized
    20,000,000 shares; issued
    903,847 and 887,143
    shares at September 30,
    1999 and March 31, 1999               9,037            8,871
  Additional paid-in capital         10,519,849       10,499,446
  Retained earnings (deficit)        (6,533,490)      (6,521,245)

TOTAL SHAREHOLDERS' EQUITY            3,995,396        3,987,072
                                     ----------       ----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                $ 5,517,022      $ 6,402,120
                                     ==========       ==========


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                            For the Six Months Ended
                                          Sept 30, 1999  Sept 30, 1998

Net sales                                   $3,879,665     $5,637,430

Cost of goods sold                           2,937,273      4,889,610

Reserve for discontinuance of telephone
  and video product lines                    ( 495,000)

                                               447,392        747,820

Research and development expense               114,832         66,363

Selling, general and administrative expense  1,176,347        988,899

Operating loss                                (843,787)      (307,442)

Other income (expense):
  Interest income                                  127          2,529
  Interest expense                             (80,631)      (115,986)
  Gain on sale of building                     804,861
  Other                                        (14,122)          (250)

                                               710,235       (113,707)

LOSS BEFORE EQUITY IN
EARNINGS OF JOINT VENTURE                     (133,552)      (421,149)

Equity in earnings of joint venture            121,307        218,562

NET LOSS                                    $  (12,245)    $ (202,587)



Per common share amounts:
 Basic and diluted                                (.01)          (.24)

Weighted average number of common
  shares outstanding
    Basic and diluted                          897,565        830,336


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                           For the Three Months Ended
                                          Sept 30, 1999  Sept 30, 1998

Net sales                                   $1,821,314     $3,004,021

Cost of goods sold                           1,350,235      2,742,903

Reserve for discontinuance of telephone
  and video product lines                     (495,000)

                                               (23,921)       261,118

Research and development expense                50,741         27,304

Selling, general and
  administrative expense                       567,792        491,676

Operating loss                                (642,454)      (257,862)

Other income (expense):
  Interest income                                   22            864
  Interest expense                             (32,600)       (58,398)
  Other                                           (176)          (911)

                                               (32,754)     (58,445)

LOSS BEFORE EQUITY IN EARNINGS
OF JOINT VENTURE                              (675,208)      (316,307)

Equity in earnings of joint venture             12,094        209,156

NET LOSS                                    $ (663,114)    $ (107,151)



Per common share amounts:
 Basic and diluted                                (.73)          (.13)

Weighted average number of common
  shares outstanding
    Basic and diluted                          902,805        849,275


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                     For the Six Months Ended
                                                   Sept 30, 1999 Sept 30, 1998
OPERATING ACTIVITIES
  Net loss                                          $   (12,245)    $(202,587)
  Adjustments to reconcile net
    earnings (loss) to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                      14,469        70,175
      Undistributed earnings of Joint venture          (121,307)     (218,562)
      Gain on sale of building                         (804,861)

      Changes in operating assets and liabilities:
        (Increase) in accounts receivable              (356,590)     (121,205)
        Decrease in inventories and prepaid expenses     77,280       355,127
        Increase (decrease) in accounts payable
          and accrued expenses                           83,911       (88,393)
        (Increase) decrease in other assets              (2,000)       16,049

NET CASH (USED IN) OPERATING ACTIVITIES              (1,121,343)     (189,396)

INVESTING ACTIVITIES
  Proceeds from sale of building                      2,079,785
  Property, plant and equipment                          (2,898)      (11,232)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES   2,076,887       (11,232)

FINANCING ACTIVITIES
  Net borrowings (repayment) of short-term debt         269,640       152,347
  Principal payments on long-term debt                                 (7,838)
  Payment on legal settlement                                         (37,500)
  Debt related to assets held for sale               (1,246,973)
  Sale of common stock                                                100,000
  Issuance of common stock                               20,569

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES    (956,764)      207,009

(DECREASE) INCREASE IN CASH                              (1,220)        6,381

Cash at beginning of period                             193,107       133,377

CASH AT END OF PERIOD                               $   191,887     $ 139,758

Supplemental information:
  Interest paid                                     $    80,631     $ 115,986
  Income taxes paid                                     -------       -------

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

Income Taxes - No income tax expense has been provided for the quarter ended September 30, 1999 because of the Company's deferred tax assets related to the carryforward of prior years' operating losses.

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong joint venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. The following represents summarized income statement information of the Hong Kong joint venture for the quarters ended September 30, 1999 and 1998:
                             1999                1998
      Net sales           $2,962,390          $3,977,966
      Gross profit           828,250             957,335
      Net income             242,614             437,124

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Six Months Ended September 30, 1999 Compared to
Six Months Ended September 30, 1998

Sales - Net sales for the six months ended September 30, 1999 were $3,879,665 compared to $5,637,430 for the comparable six months in the prior fiscal year, a decrease of $1,757,765. Net sales of security products and other products decreased by $525,693 and $1,232,072, respectively. Security sales decreased as a result of lower demand for certain security products of the Company. The decrease in other products sales resulted primarily from decreased demand for certain other products.

Net Income - The Company reported a net loss of $12,245 for the six months ended September 30, 1999 compared to net loss of $202,587 for the corresponding six months of the prior fiscal year. The decrease in net loss resulted from higher gross margins and were partially offset by lower Joint Venture earnings. Additionally, the sale of the Company's headquarters resulted in a gain of $804,861 partially offset by a reserve of $495,000 for the discontinuance of the Company's telephone and video product lines.

Expenses - Research, selling, general and administrative expenses increased by $235,917 from the comparable six months in the prior year. The increase in research, selling, general and administrative expenses resulted from the Company's costs associated with establishing the Company's new subsidiary, USI ELECTRIC, INC. and higher rental and commission expenses approximating $80,000.

As a percentage of sales, research, selling, general and administrative expenses were 33% for the six months ended September 30, 1999 and 19% for the same period in the prior fiscal year.

Interest Expense and Income - The Company's interest expense, net of interest income, was $80,504 for the six months ended September 30, 1999 compared to $113,457 for the same period in 1998. The decrease in interest expense resulted from the sale of the Company's headquarters facility. The sale of the Company's headquarters resulted in a gain of $804,861 partially offset by a charge for the sale of the Company's telecommunications inventory.

Marketing - The Company decided to exit the telephone and video product lines, except for private label customers. This move was consistent with the Company's plan to eliminate underperforming assets and to improve profitability and shareholder value. The Company left these product lines to concentrate on higher margin core security product line, including Smoke and Fire Alarms and Carbon Monoxide Alarms, to the Company's traditional retail accounts and to electrical distribution trade through its new subsidiary, USI ELECTRIC, INC. These products are manufactured by the Company's Joint Venture ISO 9002 approved factory. Included in the three month and six month results is a specific charge of $495,000 for exiting these product lines.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Three Months Ended September 30, 1999 Compared to
Three Months Ended September 30, 1998

Sales - Net sales for the three months ended September 30, 1999 were $1,822,264 compared to $3,004,021 for the comparable three months in the prior fiscal year, a decrease of $1,181,757. Net sales of security and other products decreased by $335,602 and $846,155, respectively. The decrease in security sales resulted primarily from decreased demand for certain of the Company's security products. The decrease in other sales resulted from lower demand for certain of the Company's products.

Net Income - The Company reported a net loss of $662,164 for the quarter ended September 30, 1999 compared to net loss of $107,151 for the corresponding quarter of the prior fiscal year. The increase resulted from a $495,000 reserve for the discontinuance of the Company's telephone and video product lines and higher selling, general and administrative expenses.

Expenses - Research, selling, general and administrative expenses increased by $99,553 from the comparable three months in the prior year. The increase in research, selling, general and administrative expenses resulted from the Company's costs associated with establishing the Company's new subsidiary, USI ELECTRIC, INC. As a percentage of sales, research, selling, general and administrative expenses were 34% for the three months ended September 30, 1999 and 17% for the same period in the last fiscal year.

Interest Expense and Income - The Company's interest expense, net of interest income, was $32,578 for the quarter ended September 30, 1999 compared to $57,534 for the comparable period in 1998. The decrease in interest expense resulted from the sale of the Company's headquarters facility.

Financial Condition and Liquidity - Cash needs of the Company are currently met by funds generated from operations and the Company's line of credit with a financial institution, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum bank line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $1,199,902 has been utilized in letter of credit commitments and short-term borrowings as of September 30, 1999. As of September 30, 1999, the amount available for borrowings under the line was approximately $125,000 based on the specified percentages.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating activities used cash of $1,121,343 for the six months ended September 30, 1999. This was primarily due to an increase in accounts receivable of $356,590, partially offset by the proceeds on the sale of the building of $804,861. For the same period last year, operating activities used cash of $189,396.

Investing activities provided cash of $2,076,887 in the current quarter. This resulted primarily from the proceeds of the sale of the building. For the same period last year, investing activities used cash of $11,232.

Financing activities used cash of $956,764, primarily due to the repayments of long term debt of $1,246,973. For the same period last year, financing activities provided cash of $207,009.

The Company believes that its line of credit and its working capital provide it with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months.

Hong Kong Joint Venture - Net sales of the joint venture for the six months and three months ended September 30, 1999 were $2,962,390 and $1,187,525, respectively, compared to $3,977,966 and $2,437,524, respectively, for the comparable six months and three months in the prior fiscal year. The decrease in sales was primarily due to decreased sales of the Company's video products.

Net income for the six months and three  months  ended  September  30,  1999 was
$242,614   and  $24,188,   respectively,   compared  to  $437,124  and  $418,312
respectively, in the comparable six months and three months last year.

Selling, general and administrative expenses were $669,338 (23% of sales) and $310,069 (19% of sales), respectively, for the six months and three months ended September 30, 1999 and were $631,833 (16% of sales) and $309,012 (13% of sales) for the comparable periods last year.

Interest income net of interest expense was $72,136 and $30,717 for the six months and three months ended September 30, 1999 compared to $61,072 and $37,546 for the comparable period of last year.

Cash needs of the Hong Kong joint venture are currently met by funds generated from operations. During the six months ended September 30, 1999, working capital increased by $759,266 from $2,069,790 on March 31, 1999 to $2,829,056 on
September 30, 1999.

Year 2000 Compliance - The Company has undertaken a project that addresses the Year 2000 (Y2K) issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitivity information after December 31, 1999. The Company's Y2K project is designed to ensure the compliance of all of the Company's applications, operating system and hardware platforms, and to address the compliance of key business partners. Key business partners are those customers and vendors that have a material impact on the Company's operations. The Company has hired a consultant to review its computer operations and anticipates that all phases of the project should be completed during 1999. The Company estimates that the total cost of the required modifications to its systems to become Y2K compliant will not exceed $50,000 and will not be material to the Company's financial position.

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


                                     UNIVERSAL SECURITY INSTRUMENTS, INC.



Dated:                               /s/ Harvey Grossblatt
                                     HARVEY GROSSBLATT
                                     President, Chief Financial Officer
















smb
10-Q.SEPT

UNIVERSAL SECURITY INSTRUMENTS, INC.
SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     UNIVERSAL SECURITY INSTRUMENTS, INC.



Dated:   November 15, 1999
                                     /s/HARVEY GROSSBLATT
                                     President, Chief Financial Officer
















smb
10-Q.SEPT