Form 10-Q
period 1999-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2000-02-14
CIK 102109

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended December 31, 1999

( )  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the transition period from __________________ to _________________

Commission file number 0-7885

                 UNIVERSAL SECURITY INSTRUMENTS, INC.
--------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Maryland                                52-0898545
----------------------           -------------------------------------
State of Incorporation           I.R.S. Employer Identification Number

10324 S. Dolfield Road, Owings Mills, MD                       21117
----------------------------------------                    ----------

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

                        YES      X        NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Date                     Class                Shares Outstanding
-----------------    ----------------------------   ------------------
February 11, 2000    Common Stock, $.01 par value       906,526

         UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES



                                 INDEX



Part  I -  FINANCIAL INFORMATION

           Item l.  Financial Statements

           Consolidated balance sheets at December 31, 1999 and March 31, 1999

           Consolidated statements of operations for the nine months ended December 31, 1999 and 1998 and three months ended December 31, 1999 and 1998

           Consolidated statements of cash flows for the nine months ended December 31, 1999 and 1998

           Notes to consolidated financial statements

           Item 2. Management's discussion and analysis of results of operations and financial condition

Part II -  OTHER INFORMATION

           Item 6.  Exhibits and Reports

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)




ASSETS

                                     Dec 31, 1999  March 31, 1999
                                     ------------  --------------

CURRENT ASSETS
  Cash                                 $  112,070      $  193,107
                                       ----------      ----------
  Accounts receivable:
    Trade (less allowance for
      doubtful accounts of $100,000
      at December 31, 1999 and
      March 31, 1999)                   1,545,703         549,149
    Officers and employees                  3,187             321
                                      -----------      ----------

                                        1,548,890         549,470

  Inventories:
    Finished goods - net of reserve     1,749,232       1,749,684
    Raw materials-foreign locations        13,973          49,869

                                        1,763,205       1,799,553

  Prepaid expenses                         53,838         112,419

  Assets held for sale - net of
    depreciation                           -            1,274,924
                                      -----------      ----------

TOTAL CURRENT ASSETS                    3,478,003       3,929,473

INVESTMENT IN JOINT VENTURE             2,415,676       2,240,785

PROPERTY, PLANT AND EQUIPMENT             289,564         225,862

OTHER ASSETS                               12,305           6,000
                                      -----------      ----------

TOTAL ASSETS                          $ 6,195,548      $6,402,120
                                      ===========      ==========


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)




LIABILITIES AND SHAREHOLDERS' EQUITY

                                    Dec 31, 1999   March 31, 1999
                                    ------------   --------------

CURRENT LIABILITIES
  Short-term borrowings             $ 1,440,008      $   786,484

  Accounts payable                      582,681          294,618
  Accrued liabilities                   113,448           86,973
  Debt related to assets held
    for sale                               -           1,246,973
                                    ------------     ------------

TOTAL CURRENT LIABILITIES             2,136,137        2,415,048
                                    ------------     ------------



SHAREHOLDERS' EQUITY
  Common stock, $.01 par value
    per share; authorized
    20,000,000 shares; issued
    906,526 and 887,143
    shares at December 31,
    1999 and March 31, 1999               9,065            8,871
  Additional paid-in capital         10,533,367       10,499,446
  Retained earnings (deficit)        (6,483,021)      (6,521,245)
                                    ------------     ------------

TOTAL SHAREHOLDERS' EQUITY            4,059,411        3,987,072
                                    ------------     ------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                $ 6,195,548      $ 6,402,120
                                    ============     ============


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                             For the Nine Months Ended
                                             -------------------------
                                            Dec 31, 1999  Dec 31, 1998
                                            ------------  ------------

Net sales                                    $ 6,271,631   $7,657,038

Cost of goods sold                             4,702,728    6,597,185

Reserve for discontinuance of telephone
   and video product lines                     ( 495,000)  ___________
                                               ----------
                                               1,073,903    1,059,853

Research and development expense                 149,014      114,223

Selling, general and administrative expense    1,726,765    1,505,557

Operating loss                                  (801,876)    (559,927)
                                             ------------  -----------

Other income (expense):
  Interest income                                    216        2,705
  Interest expense                              (125,066)    (181,670)
  Gain of Sale of Building                       804,861
  Other                                         ( 14,803)        (247)
                                             ------------   ----------

                                                 665,208     (179,212)

LOSS BEFORE EQUITY IN
EARNINGS OF JOINT VENTURE                       (136,668)    (739,139)

Equity in earnings of joint venture              174,892      340,844
                                             ------------   ----------

NET INCOME (LOSS)                            $    38,224    $(398,295)
                                             ============   ==========



Per common share amounts:
 Basic and diluted                                   .04         (.46)

Weighted average number of common
  shares outstanding
    Basic and diluted                            900,518      857,341


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                            For the Three Months Ended
                                            --------------------------
                                            Dec 31, 1999  Dec 31, 1998
                                            ------------  ------------

Net sales                                    $2,391,966    $2,019,608

Cost of goods sold                            1,765,455     1,707,575
                                             -----------   -----------

                                                626,511       312,033

Research and development expense                 34,182        47,860

Selling, general and administrative expense     550,418       516,658

Operating Income (loss)                          41,911      (252,485)

Other income (expense):
  Interest income                                    89           176
  Interest expense                              (44,435)      (65,684)
  Other                                         (   681)            3
                                             -----------   -----------

                                                (45,027)      (65,505)

LOSS BEFORE EQUITY IN EARNINGS
OF JOINT VENTURE                                ( 3,116)     (317,990)

Equity in earnings of joint venture              53,585       122,282
                                             -----------   -----------

NET INCOME (LOSS)                            $   50,469    $ (195,708)
                                             ===========   ===========



Per common share amounts:
 Basic and diluted                                  .06          (.21)

Weighted average number of common
  shares outstanding
    Basic and diluted                           906,520       911,351


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                     For the Nine Months Ended
                                                     -------------------------
                                                     Dec 31, 1999 Dec 31, 1998
                                                     ------------ ------------
OPERATING ACTIVITIES
  Net income (loss)                                  $    38,224    $(398,295)
  Adjustments to reconcile net
    earnings (loss) to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                       19,693      106,984
      Undistributed earnings of Joint Venture           (174,892)     (40,844)
      Gain on sale of building                          (804,861)

      Changes in operating assets and liabilities:
        (Increase) in accounts receivable               (999,420)     641,136
        Decrease in inventories and prepaid expenses      94,929      349,574
        Increase (decrease) in accounts payable
          and accrued expenses                           314,538     (220,785)
        (Increase) decrease in other assets               (6,305)      14,398
                                                     ------------   ----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES   (1,518,094)     452,168
                                                     ------------   ----------

INVESTING ACTIVITIES
  Proceeds from sale of building                       2,079,785
  Purchase of property, plant and equipment              (83,395)     (38,574)
                                                     ------------   ----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    1,996,390      (38,574)
                                                     ------------   ----------

FINANCING ACTIVITIES
  Net borrowings (repayment) of short-term debt          653,524     (424,109)
  Principal payments on long-term debt                                (11,904)
  Payment on legal settlement                                         (56,256)
  Debt related to assets held for sale                (1,246,973)
  Sale of common stock                                                100,000
  Purchase of common stock                                            (53,727)
  Issuance of common stock                                34,116
                                                     ------------   ----------

NET CASH USED IN FINANCING ACTIVITIES                   (559,333)    (445,990)
                                                     ------------   ----------

(DECREASE) INCREASE IN CASH                              (81,037)     (32,396)

Cash at beginning of period                              193,107      133,377
                                                     ------------   ----------

CASH AT END OF PERIOD                                $   112,070    $ 100,981
                                                     ============   ==========

Supplemental information:
  Interest paid                                      $   125,066    $ 181,670
  Income taxes paid                                          -           -

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

Income Taxes - No income tax expense has been provided for the quarter ended December 31, 1999 because it was immaterial to the Consolidated Statements of Operations.

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong joint venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. The following represents summarized income statement information of the Hong Kong joint venture for the nine months ended December 31, 1999 and 1998:
                             1999                1998
                          ----------          ----------
      Net sales           $4,692,110          $5,691,106
      Gross profit         1,218,369           1,432,620
      Net income             346,782             681,689

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Nine Months Ended December 31, 1999 Compared to
-----------------------------------------------
Nine Months Ended December 31, 1998
-----------------------------------

Sales - Net sales for the nine months ended December 31, 1999 were $6,271,631 compared to $7,657,038 for the comparable nine months in the prior fiscal year, a decrease of $1,385,407. Net sales of security products increased by $34,177 and other products decreased by $1,419,584. The decrease in other products sales resulted primarily from decreased demand for certain other products.

Net Income - The Company reported net income of $38,224 for the nine months ended December 31, 1999 compared to a net loss of $398,295 for the corresponding nine months of the prior fiscal year. The decrease in net loss resulted from higher gross margins and were partially offset by lower Joint Venture earnings. Additionally, the sale of the Company's headquarters resulted in a gain of $804,861 partially offset by a reserve of $495,000 for the discontinuance of the Company's telephone and video product lines.

Expenses - Research, selling, general and administrative expenses increased by $255,999 from the comparable nine months in the prior year. The increase in research, selling, general and administrative expenses resulted from the Company's costs associated with establishing the Company's new subsidiary, USI ELECTRIC, INC. and approximately $100,000 of higher rental and commission expenses.

As a percentage of sales, research, selling, general and administrative expenses were 30% for the nine months ended December 31, 1999 and 21% for the same period in the prior fiscal year.

Interest Expense and Income - The Company's interest expense, net of interest income, was $124,850 for the nine months ended December 31, 1999 compared to $178,965 for the same period in 1998. The decrease in interest expense resulted from the sale of the Company's headquarters facility which relieved the Company of the related mortgage. The sale of the Company's headquarters resulted in a gain of $804,861 partially offset by a charge for the sale of the Company's telecommunications inventory.

Marketing - The Company decided to exit the telephone and video product lines, except for private label customers. This move was consistent with the Company's plan to eliminate underperforming assets and to improve profitability and shareholder value. The Company left these product lines to concentrate its sales on higher margin core security products, including Smoke and Fire Alarms and Carbon Monoxide Alarms. These sales will be to the Company's traditional retail accounts and the electrical distribution trade through its new subsidiary, USI ELECTRIC, INC. These products are manufactured by the Company's Joint Venture ISO 9002 approved factory.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Three Months Ended December 31, 1999 Compared to
------------------------------------------------
Three Months Ended December 31, 1998
------------------------------------

Sales - Net sales for the three months ended December 31, 1999 were $2,391,966 compared to $2,019,608 for the comparable three months in the prior fiscal year, an increase of $372,358. Net sales of security and other products increased by $302,854 and $69,504, respectively. The increase in security sales resulted primarily from increased demand for certain of the Company's security products. The increase in other sales resulted from higher demand for certain of the Company's products.

Net Income - The Company reported net income of $50,469 for the quarter ended December 31, 1999 compared to a net loss of $195,708 for the corresponding quarter of the prior fiscal year. The increase resulted from higher gross margins from security sales.

Expenses - Research, selling, general and administrative expenses increased by $20,082 from the comparable three months in the prior year. The increase in research, selling, general and administrative expenses resulted from the Company's costs associated with establishing the Company's new subsidiary, USI ELECTRIC, INC. As a percentage of sales, research, selling, general and administrative expenses were 24% for the three months ended December 31, 1999 and 28% for the same period in the last fiscal year.

Interest Expense and Income - The Company's interest expense, net of interest income, was $44,346 for the quarter ended December 31, 1999 compared to $65,508 for the comparable period in 1998. The decrease in interest expense resulted from the sale of the Company's headquarters facility which relieved the Company of the related mortgage.

Financial Condition and Liquidity - Cash needs of the Company are currently met by funds generated from operations and the Company's line of credit with a financial institution, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum bank line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $1,542,000 has been utilized in letter of credit commitments and short-term borrowings as of December 31, 1999. As of December 31, 1999, the amount available for borrowings under the line was approximately $250,000 based on the specified percentages.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating activities used cash of $1,518,094 for the nine months ended December 31, 1999. This was primarily due to an increase in accounts receivable of $999,420. For the same period last year, operating activities provided cash of $452,168.

Investing activities provided cash of $1,996,390 for the nine months ended December 31, 1999. This resulted primarily from the proceeds of the sale of the building. For the same period last year, investing activities used cash of $38,574.

Financing activities used cash of $559,333, primarily due to the repayments of long term debt of $1,246,973. For the same period last year, financing activities used cash of $445,990.

The Company believes that its line of credit and its working capital provide it with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months.

Hong Kong Joint Venture - Net sales of the joint venture for the nine months and three months ended December 31, 1999 were $4,692,110 and $1,729,720, respectively, compared to $5,420,912 and $1,247,285, respectively, for the comparable nine months and three months in the prior fiscal year. The decrease in sales was primarily due to decreased sales of the Company's video products.

Net income for the nine  months and three  months  ended  December  31, 1999 was
$346,782  and  $104,168,   respectively,   compared  to  $681,689  and  $244,564
respectively, in the comparable nine months and three months last year.

Selling, general and administrative expenses were $1,016,884 (22% of sales) and $347,546 (20% of sales), respectively, for the nine months and three months ended December 31, 1999 and were $958,095 (17% of sales) and $326,262 (19% of sales) for the comparable periods last year.

Interest income net of interest expense was $106,074 and $33,938 for the nine months and three months ended December 31, 1999 compared to $101,199 and $40,127 for the comparable period of last year.

Cash needs of the Hong Kong joint venture are currently met by funds generated from operations. During the nine months ended December 31, 1999, working capital increased by $904,454 from $2,069,790 on March 31, 1999 to $2,974,244 on
December 31, 1999.

Year 2000  Compliance  - The Company  undertook in 1999 to address the Year 2000
(Y2K) issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitivity information after December 31, 1999. The Company's Y2K project was designed to ensure the compliance of all of the Company's applications, operating system and hardware platforms, and to address the compliance by its key customers and vendors. The Company hired a consultant to review its computer operations and spent approximately $50,000 on the Y2K project.

As a result of the project, the Company was able to conclude that its computer operations were Y2K compliant. The Company communicated with its key customers and vendors to determine their Y2K readiness. Based on such communications and on the Company's experience to date, it appears that the computer operations of all of the Company's computer systems are working as usual and to date no Y2K problems have been encountered. Although the Company does not now anticipate any material Y2K problems arising, and the Company cannot give assurances that such problems will not arise in the future, and if they occur, that they will not have a material effect on the Company's operations.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
PART II


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On November 11, 1999, the Company held its Annual Meeting of Shareholders. The only matters submitted to the shareholders for a vote were (i) the election of directors and (ii) the amendment to the Company's Non-Qualified Stock Option Plan ("Stock Option Plan") to increase the number of shares available for the grant of options under the Plan.

           The nominees submitted for election as directors were Stephen C. Knepper, Michael Kovens, Harvey Grossblatt, Ronald Frank and Gary Goldberg, all of then current directors of the Company. At least 833,329 shares were voted in favor of each nominee, and no more than 920 shares were voted to withhold approval of any director. As a result, all of the nominees were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified.

           Prior to the amendment to the Stock Option Plan, options to purchase a total of 232,231 shares of the Company's Common Stock were available for grant, of which 218,125 were outstanding, leaving a balance of only 14,106 available for future grant. Shareholders were asked to approve an amendment to the Stock Option Plan to increase the total number of shares available for grants of options by 250,000. At least 583,821 shares were voted in favor of the amendment, and 12,168 shares were voted against the amendment. As a result, the amendment to the Stock Option Plan was approved.



Item 5.    Other Information


           On  December  1, 1999,  Ronald  Frank  resigned  as  director  of the
Company.



Item 6.    Exhibits and Reports on Form 8-K

      (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

UNIVERSAL SECURITY INSTRUMENTS, INC.
SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     UNIVERSAL SECURITY INSTRUMENTS, INC.



Dated:  February 11, 2000            Harvey Grossblatt
                                     -------------------------------------------
                                     HARVEY GROSSBLATT
                                     President, Chief Financial Officer
















smb
10-Q.DEC

UNIVERSAL SECURITY INSTRUMENTS, INC.
SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     UNIVERSAL SECURITY INSTRUMENTS, INC.



Dated:  February 11, 2000
                                     -------------------------------------------
                                     HARVEY GROSSBLATT
                                     President, Chief Financial Officer
















smb
10-Q.DEC