Form 10-K
period 2000-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2000-06-29
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended March 31, 2000

(  ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (No Fee Required)

For the transition period from ____________ to ________________

Commission file number 0-7885

                 UNIVERSAL SECURITY INSTRUMENTS, INC.
        (Exact name of registrant as specified in its charter)

           Maryland                                    52-0898545
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

7-A Gwynns Mill Court, Owings Mills, MD                   21117
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 12, 2000:

Common Stock, $.01 Par Value - $3,192,945

The number of shares outstanding of the issuer's classes of common stock as of June 12, 2000:

Common Stock, $.01 Par Value - 912,270 shares

ITEM 1.

BUSINESS

GENERAL

Universal Security Instruments, Inc. (the "Company") was incorporated in the State of Maryland in 1969. Its principal offices are located at 7-A Gwynns Mill Court, Owings Mills, MD 21117 and its telephone number is 410-363-3000.

The Company designs and markets a variety of popularly-priced security, telecommunications and video products and miscellaneous private label products. Most of the Company's products either require minimal installation, or are designed for easy installation by the consumer without professional assistance and requiring little or no technical knowledge.

Due to the low margins realized on its telecommunications and video products, the Company has focused its business primarily on security products. As a result, the Company (i) changed its marketing of telecommunications and video products to concentrate virtually exclusively on made-to-order private label sales, and (ii) entered into the electrical distribution market with an enhanced and newly packaged line of smoke alarms as well as its other security products. The electrical distribution trade covers electrical and lighting distributors as well as manufactured housing companies.

The Company imports virtually all of its products from various suppliers overseas. Approximately 79% of the Company's purchases are bought from a Joint Venture with a Hong Kong Corporation (Hong Kong Joint Venture), in which the Company owns a 50% interest, that has manufacturing facilities in the People's Republic of China.

The Company's sales for the year ended March 31, 2000 were $7,667,530 compared to $9,071,628 for the year ended March 31, 1999, a decrease of approximately 15%. The primary reason for this decrease in sales was due to decreased demand for some of the Company's private label products.

The Company reported net income of $41,056 in fiscal 2000 compared to a net loss in fiscal 1999 of $806,552 for its prior fiscal year. The main reason for the decrease in losses was the sale of the Company's headquarters which resulted in a gain of $804,861, partially offset by an increased inventory reserve of $495,000.

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

Sales of the Company's security products aggregated $6,618,178 or approximately 86% of total sales in the fiscal year ended March 31, 2000 and $5,139,919 or approximately 57% of total sales in the fiscal year ended March 31, 1999. This increase in sales volume was due primarily to higher sales to the electrical distribution trade.

The Company is focusing its sales and marketing efforts to maximize security product sales, especially smoke alarms manufactured by its Hong Kong Joint Venture and marketed to the electrical distribution trade.

OTHER PRODUCTS

The Company markets a variety of private label products on a made-to-order basis, such as telephones and audio tape. The majority of these products are produced by the Hong Kong Joint Venture.

For the fiscal year ended March 31, 2000, sales of the Company's private label products aggregated $1,049,352 or 14% of total sales. For the fiscal year ended March 31, 1999, sales of these products were $3,931,709 or 43% of total sales. The primary reason for the decrease in sales was a voluntary reduction in high volume, low margin, private label products.

FCC REGULATION

The Federal Communications Commission (FCC) establishes technical standards for telecommunications equipment and products transmitting signals over the airways. These regulations have had no material effect upon the Company's business or its products to date, and all products subject to such regulation comply with the FCC requirements.

IMPORT MATTERS

The Company imports virtually all of its security and other products. The Company, as an importer, is subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions, including loss of Most Favored Nation status, and currency fluctuations. The Company has attempted to protect itself from fluctuations in currency exchange rates to the extent possible by negotiating most commitments in U.S. dollars. The Company's purchases are subject to delays in delivery due to problems with shipping and docking facilities, as well as other problems associated with purchasing products abroad. The Company imports a majority of its products from the People's Republic of China. The loss of China's Most Favored Nation status with the United States would most likely have a material adverse impact on the Company's business until competitive alternative sources of supply could be obtained.

SALES AND MARKETING

The Company's products are generally marketed to retailers, wholesale distributors, home centers, catalog and mail order companies and to other distributors. Sales are made both by the Company and by approximately 23 independent sales organizations which are compensated by commissions. The Company has agreements with the sales organizations which are cancelable by either party upon 30 days notice. The Company does not believe that the loss of any one of these organizations would have a material adverse effect upon its business.

In 1999, the Company formed a new subsidiary, USI ELECTRIC, for the purpose of selling security products to the electrical distribution trade. The subsidiary has hired two sales personnel from the electrical distribution trade and has engaged 23 independent sales organizations many of which have warehouses where USI ELECTRIC products are maintained for sale.

The Company also promotes its products through its own sales catalogs and brochures, which are mailed directly to trade customers. The Company's customers, in turn, advertise the Company's products in their own catalogs and brochures and in their ads in newspapers and other media. The Company also exhibits and sells its products at various trade shows, including the annual National Hardware Show in Chicago, Illinois. The Company's domestic marketing strategy is designed to attract retailing customers outside the consumer electronics industry, such as supermarkets, drug stores, variety stores and home centers as well as the electrical distribution trade.

Sales by the Company are also made by officers and full-time employees of the Company, five of whom are also engaged in sales management and training. Sales outside the United States, which are made by officers of the Company and through exporters, were less than 15% of total sales in fiscal 2000. The Company's foreign marketing strategy is to increase sales of products from the Hong Kong Joint Venture to overseas markets.

The Company's products are retailed to "do-it-yourself" consumers by chain, discount, electrical, building supply, electrical distributors and hardware stores; as well as through catalogs. The Company also distributes its products through special markets such as premium/ incentive and direct mail. The Company does not currently market any significant portion of its products directly to end users.

The Company's backlog of orders believed to be firm as of March 31, 2000 was approximately $791,000. The Company's backlog as of March 31, 1999 was approximately $1,310,000. The decrease in backlog is a function of the timing of orders received from its customers and the general decline in sales volume.

SUPPLIERS - HONG KONG JOINT VENTURE

The Company has a 50% interest in a Hong Kong Joint Venture which has manufacturing facilities in the People's Republic of China, for the manufacturing of certain consumer electronic products sold by the Company.

The Company believes that this Hong Kong Joint Venture arrangement will ensure a continuing source of supply for a majority of the Company's security products at competitive prices. At the present time, the Company buys approximately 79% of its total purchases from the Hong Kong Joint Venture. The products produced by the Hong Kong Joint Venture include smoke alarms and certain models of telecommunications products. The Company is currently pursuing the development of additional products such as photoelectric smoke alarms and carbon monoxide alarms to be produced by the Hong Kong Joint Venture. Changes in economic and political conditions in China could adversely affect the value of the Company's investment in the Hong Kong Joint Venture. Refer to Note C of the Financial Statements in Item 8 for a comparison of annual sales and earnings of the Hong Kong Joint Venture.

SUPPLIERS - OTHERS

Certain private label products not manufactured for the Company by the Hong Kong Joint Venture are manufactured by other foreign suppliers for the Company. The Company believes that its relationships with its suppliers are good. The Company believes that the loss of any of its suppliers could have a short-term adverse effect on its operations, but that replacement sources could be developed.

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

COMPETITION

In the smoke alarm area, the Company competes with First Alert, Firex, Fyrenetics and Walter Kidde. In the security lighting area, the Company competes with Regent and Heath-Zenith. All of these companies have greater financial resources and financial strength than the Company. The Company believes that its security products compete favorably with other such products in the market primarily on the basis of styling and pricing.

The security industry in general involves changing technology, and the success of the Company's products may depend on the Company's ability to improve and update its products in a timely manner and to adapt to new technological advances.

EMPLOYEES

The Company has 16 employees, 8 of whom are engaged in administration and sales, and the balance of whom are engaged in product development and servicing.

The Company's employees are not unionized. The Company believes that its relations with its employees are satisfactory.

ITEM 2.

PROPERTIES

On June 16, 1999, the Company sold its headquarters facility, located in Baltimore County, Maryland which became expendable when the Company reduced the number of its employees.

The property was sold for a price of $2.2 million to KA Real Estate Associates, LLC. After deducting the mortgage and settlement charges, the Company received excess cash of approximately $840,000. The Company reported, in its quarter ending June 30, 1999, a gain on the sale of this property of approximately $800,000.

The Company retained ownership of approximately 1-1/2 acres of undeveloped land adjacent to the Company's former headquarters property which the Company has put up for sale.

Effective December 1999, the Company entered into an operating lease for a 9,000 square foot office and warehouse located in Baltimore County, Maryland. This lease, which expires in October 2002, is subject to renewal for an additional six years with increasing rentals at 3% per year. The monthly rental approximates $4,500 per month during the initial term.

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

None.

                                PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded on the Over-The-Counter (OTC) Bulletin Board market through which real-time quote, price and volume information is electronically available for the Company's common stock. The Company's common stock was traded on the NASDAQ Small
Cap Market until January 21, 1999, when it was delisted for failure to meet market value requirements.

The following table shows the fiscal 2000 and 1999 quarterly high and low bid prices for the Company's common stock as reported by NASDAQ. The bid quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions and may not represent actual transactions.

Fiscal year ended March 31, 2000

                                    Bid Prices
                               High            Low
     First Quarter            1-5/8           1
     Second Quarter           2               1-9/32
     Third Quarter            2-3/8           1-5/16
     Fourth Quarter           4-3/4           1-5/8

Fiscal year ended March 31, 1999

                                    Bid Prices
                               High            Low
     First Quarter            1-3/4           1-1/8
     Second Quarter           1-3/8            11/16
     Third Quarter            2                 5/8
     Fourth Quarter           2-1/16          1-1/16

As of May 25, 2000, there were approximately 170 holders of record of the Company's common stock.

The Company has not paid any cash dividends on its common stock in the last three years. It is the Company's present intention to retain all earnings for use in its operations.

ITEM 6.

SELECTED FINANCIAL DATA

                                    Year Ended March 31,
               2000          1999          1998          1997          1996
Operations

Net sales  $ 7,667,530   $ 9,071,628   $11,566,317   $15,423,149   $19,507,889

Loss
 before
 equity
 in
 earnings
 (loss) of
 Hong Kong
 Joint
 Venture
 and income
 taxes          (95,925)   (1,119,154)     (414,351)  (1,332,427)   (1,316,990)

Net income
 (loss)          41,056      (806,552)     (445,126)  (1,483,438)   (1,098,817)

Per common share:
  Loss before
  equity in
  earnings
  (loss)
  of Hong
  Kong Joint
  Venture,
  income
  taxes
   - basic(1)      (.11)        (1.30)         (.51)       (1.64)        (1.62)
   - diluted(2)    (.10)

  Net income
  (loss)
   - basic(1)       .05          (.93)         (.55)       (1.83)        (1.35)
   - diluted(2)     .04

Weighted average
 number
 of common
 shares
 outstanding
 - basic(1)     903,495       863,706       811,397      811,397       811,397
 - diluted(2)   938,807

Financial Condition

Total assets  5,476,545     6,402,120     7,705,310    9,557,116    12,676,391

Long-term
 debt and
 obligations
 (non-
 current)        60,260           -0-     1,246,861    1,344,211     1,277,394

Working
 capital      1,368,513     1,514,425     2,130,408    2,253,553     2,194,108

Current
 ratio        2.01 to 1     1.63 to 1     2.25 to 1    1.75 to 1     1.46 to 1

Share-
 holders'
 equity       4,062,244     3,987,072     4,747,351    5,192,477     6,675,915

Share-
 holders'
 equity
 per share
 - basic(1)        4.45          4.49          5.85         6.40          8.23
 - diluted(2)      4.33


(1) All per share amounts and number of outstanding shares have been restated to reflect the one-for-four reverse stock split as of February 27, 1998.

(2) Diluted outstanding shares and per share data is reported only for the years where reporting would not have an anti-dilutive effect.

                                             - 8 -

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

SALES

In fiscal year 2000, sales decreased by $1,404,098 (15%) from the prior year. This decrease was primarily due to decreased demand for certain of the Company's private label products, which amounted to $2,882,357, partially offset by an increase in security products of $1,478,259.

In fiscal year 1999, sales decreased by $2,494,689 (22%) from the prior year. This decrease was primarily due to a decreased demand for certain of the Company's private label products which amounted to $1,540,456 and a decrease in security products of $954,233.

NET PROFIT AND LOSS

The Company earned a net profit of $41,056 for fiscal year 2000 as compared to a net loss of $806,552 for fiscal year 1999. The most significant reasons for the decrease in losses was a gain on the sale of the Company's headquarters of $804,862 and higher gross profit margins partially offset by a write off of discontinued inventory of $495,000.

The Company incurred a net loss of $806,552 for fiscal year 1999, as compared to a net loss of $445,126 for fiscal year 1998. The most significant reason for the increase in losses was lower Hong Kong
Joint Venture earnings.

EXPENSES

In fiscal year 2000, research, selling, general and administrative expenses increased by approximately $239,122 (11%) from the prior year. The increase resulted from higher staffing levels for the Company's new subsidiary, USI ELECTRIC, INC. As a percentage of sales, research, selling, general and administrative expenses were 23% for the fiscal year ended March 31, 2000 and 24% for the prior year.

In fiscal year 1999, research, selling, general and administrative expenses decreased by approximately $127,202 (5%) from the prior year. This savings resulted from the Company's cost reduction program. As a percentage of sales, research, selling, general and administrative expenses were 24% for the fiscal year ended March 31, 1999 and 20% for the prior year.

INTEREST EXPENSE AND INCOME

Interest expense for fiscal 2000 decreased to $140,635 from $230,625 in fiscal 1999 due primarily to the sale of the Company's headquarters and payoff of the related mortgage in June 1999. Interest income decreased to $301 in fiscal 2000 from $2,719 in fiscal 1999.

Interest expense for fiscal 1999 decreased to $230,625 from $270,817 in fiscal 1998 due to a decrease in the average outstanding debt during the period resulting from decreased inventory levels from the prior fiscal year. Interest income decreased to $2,719 in fiscal 1999 from $2,916 in fiscal 1998.

FINANCIAL CONDITION AND LIQUIDITY

Cash needs of the Company are currently met by funds generated from operations and the Company's line of credit with a financial institution which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $854,866 had been utilized in short-term borrowings and letter of credit commitments as of March 31, 2000. The amount available under the line of credit as of March 31, 2000 was approximately $505,000 based on the specified percentages. The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to 1-1/2% in excess of the prime rate of interest charged by the Company's lender. The loan is collateralized by the Company's accounts receivable, inventory and a 1.5 acre parcel of the Company's real estate. During the year ended March 31, 2000, working capital decreased by $145,912, from $1,514,425 on March 31, 1999 to $1,368,513 on March 31, 2000.

Operating activities used cash of $905,444 for the year ended March 31, 2000. A decrease of $1,221,546 from 1999 was primarily due to the gain on the sale of the Company's headquarters of $804,861. For the prior fiscal year, operating activities provided cash of $316,102 for the year ended March 31, 1999. This was primarily due to a decrease in accounts receivable, inventory and prepaid expenses totaling $1,246,687 and partially offset by a loss of $806,552.

Investing activities provided cash of $1,990,941 in 2000, primarily due to the sale of the Company's headquarters. For the same period last year, investing activities used cash of $28,725, due to the purchase of equipment.

Financing activities used cash in 2000 of $1,186,587 mainly due to the repayment of the mortgage of $1,246,973 on the Company's headquarters facility which was sold in June 1999 and, for the same period last year, financing activities used cash of $227,647 primarily due to the repayment of $182,842 in short-term debt and $75,000 in payments on the legal settlement.

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

HONG KONG JOINT VENTURE

In fiscal year 2000, sales of the Hong Kong Joint Venture were $5,517,170 compared to $6,440,817 and $6,984,960 in fiscal years 1999 and 1998, respectively.

Net income was $273,962 for the year ended March 31, 2000 compared to net income of $625,205 and a net loss of $61,550 in fiscal years 1999 and 1998, respectively. The decrease in income for the years ended March 31, 2000 and 1999 was due primarily to lower sales volume.

Selling, general and administrative expenses were $1,176,392, $1,188,859 and $1,288,622 for the fiscal years ended March 31, 2000, 1999 and 1998, respectively. As a percentage of sales, expenses were 21%, 18% and 18% for fiscal 2000, 1999 and 1998, respectively. The increase in expenses as a percentage of sales, in fiscal 2000 was primarily due to cost containment and lower sales volume.

Interest income net of interest expense was $140,425 for the year ended March 31, 2000, compared to $132,591 and $96,469 in fiscal years 1999 and 1998, respectively.

Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During the year ended March 31, 2000, working capital increased by $362,407 from $2,069,790 on March 31, 1999 to $2,432,197 on March 31, 2000.

INFLATION

The Company believes that inflation has not had a material effect upon its results of operations, and liquidity and capital resources for any of the periods presented.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Description
                                                                  Page
Report of Independent Certified Public Accountants -
  Grant Thornton LLP                                               12

Report of Independent Auditors - Deloitte & Touche LLP             13

Financial statements

     Consolidated balance sheets, March 31, 2000 and 1999          14

     Consolidated statements of operations for the years ended     16
       March 31, 2000, 1999 and 1998

     Consolidated statements of shareholders' equity for the
       years ended March 31, 2000, 1999 and 1998                   17

     Consolidated statements of cash flows for the years ended
       March 31, 2000, 1999 and 1998                               18

     Notes to consolidated financial statements                    19

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Universal Security Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. (a Maryland corporation) and subsidiaries (the Corporation) as of March 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Hong Kong Joint Venture, the Corporation's investment which is accounted for using the equity method. The Corporation's investment of $2,377,766 and $2,240,785 in the Hong Kong Joint Venture's net assets at March 31, 2000 and 1999, and equity in earnings of $136,981 and $312,602, for the years then ended are included in the accompanying consolidated financial statements. The financial statements of the Hong Kong Joint Venture were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Hong Kong Joint Venture, is based solely on the report of the other auditors. The consolidated financial statements of Universal Security Instruments, Inc. and subsidiaries for the year ended March 31, 1998 were audited by other auditors whose report dated June 17, 1998 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Universal Security Instruments, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their consolidated operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited the financial statement Schedule II for the years ended March 31, 2000 and 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP
June 8, 2000
Baltimore, Maryland

INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Universal Security Instruments, Inc.

We have audited the accompanying consolidated financial statements of Universal Security Instruments, Inc. and subsidiaries (the Corporation) for the year ended March 31, 1998 listed in Item 14(a)1. Our audit also included the financial statement schedule for the year ended March 31, 1998 listed in
Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit. We did not audit the financial statements of the Hong Kong Joint Venture, the Corporation's investment which is accounted for by use of the equity method. The Corporation's equity of $2,228,182 in the Hong Kong Joint Venture's net assets at March 31, 1998, and of $(30,775) in that company's net (loss) for the year then ended is included in the consolidated financial statements. The financial statements of the Hong Kong Joint Venture were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

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

In our opinion, the consolidated financial statements of Universal Security Instruments, Inc. and subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended March 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Baltimore, Maryland
June 17, 1998

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

                                                      March 31,
                                                 2000          1999
CURRENT ASSETS
  Cash                                        $   92,017    $  193,107
  Accounts receivable:
    Trade (less allowance for doubtful
      accounts of $100,000 in 2000 and
      1999)                                      595,880       549,149
    Officers and employees                         4,845           321

                                                 600,725       549,470
  Inventories:
    Finished goods                             1,912,987     1,749,684
    Raw materials - foreign locations             25,071        49,869

                                               1,938,058     1,799,553

  Prepaid expenses                                91,754       112,419

  Assets held for sale - net
    of depreciation                                          1,274,924

TOTAL CURRENT ASSETS                           2,722,554     3,929,473

INVESTMENT IN HONG KONG JOINT VENTURE          2,377,766     2,240,785

PROPERTY AND EQUIPMENT, NET                      363,920       225,862

OTHER ASSETS                                      12,305         6,000

TOTAL ASSETS                                  $5,476,545    $6,402,120

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      March 31,
                                                 2000          1999
CURRENT LIABILITIES
  Short-term borrowings                     $   817,714   $   786,484
  Accounts payable                              399,100       294,618
  Accrued liabilities                           121,497        86,973
  Current obligations under capital lease        15,730
  Debt related to assets held for sale                      1,246,973

TOTAL CURRENT LIABILITIES                     1,354,041     2,415,048


LONG-TERM OBLIGATIONS UNDER CAPITAL LEASE        60,260

COMMITMENTS

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value per
    share; authorized 20,000,000
    shares; issued and outstanding
    912,270 and 887,143 shares in
    2000 and 1999, respectively                   9,123         8,871
  Additional paid-in capital                 10,533,310    10,499,446
  Retained deficit                           (6,480,189)   (6,521,245)

TOTAL SHAREHOLDERS' EQUITY                    4,062,244     3,987,072

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 5,476,545   $ 6,402,120

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Year ended March 31,
                                      2000           1999           1998
Net sales                         $7,667,530     $9,071,628    $11,566,317

Cost of goods sold                 5,982,314      7,770,737      9,393,376

GROSS PROFIT                       1,685,216      1,300,891      2,172,941

Research and development expense     191,651        129,877        226,529

Selling, general and
  administrative expense           2,239,368      2,062,020      2,092,570

Operating loss                      (745,803)      (891,006)      (146,158)

Other income (expense):
  Interest income                        301          2,719          2,916
  Interest expense                  (140,635)      (230,625)      (270,817)
  Gain from sale of building         804,861
  Other                              (14,649)          (242)          (292)

                                     649,878       (228,148)      (268,193)

LOSS BEFORE EQUITY IN EARNINGS
OF HONG KONG JOINT VENTURE           (95,925)    (1,119,154)      (414,351)


Equity in earnings of
  joint venture                      136,981        312,602        (30,775)

NET INCOME (LOSS)                 $   41,056     $ (806,552)    $ (445,126)

Per common share amounts:
  Basic                           $      .05     $     (.93)    $     (.55)
  Diluted                         $      .04

Weighted average number of
common shares outstanding:
  Basic                              903,495        863,706        811,397
  Diluted                            938,807

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         Additional
                         Common Stock      Paid-In       Retained
                       Shares    Amount    Capital        Deficit      Total
Balance at
March 31, 1997         811,397   $8,114  $10,453,930   $(5,269,567)  $5,192,477


Net loss for 1998                                         (445,126)    (445,126)


Balance at
March 31, 1998         811,397    8,114   10,453,930    (5,714,693)   4,747,351

Common stock sold
to employee            113,636    1,136       98,864                    100,000

Common stock
repurchased            (37,950)    (380)     (53,347)                   (53,727)

Shares issued in
reverse stock split         60        1           (1)

Net loss for 1999                                         (806,552)    (806,552)


Balance at
March 31, 1999         887,143   $8,871   10,499,446    (6,521,245)   3,987,072


Common stock issued
to employee             25,000      250       33,866                     34,116

Shares issued in
reverse stock split        127        2           (2)

Net income for 2000                                         41,056       41,056


Balance at
March 31, 2000         912,270   $9,123  $10,533,310   $(6,480,189)  $4,062,244

See notes to consolidated financial statements.

                                     - 17 -

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ended March 31,
INCREASE (DECREASE) IN CASH                   2000        1999         1998
OPERATING ACTIVITIES
  Net income (loss)                       $    41,056   $(806,552)  $ (445,126)
  Adjustments to reconcile net
    earnings (loss) to net cash (used in)
    provided by operating activities:
      Depreciation and amortization            31,736     141,161      158,051
      Provision for losses on accounts
        receivable                                                      50,000
      (Undistributed earnings of
        Joint Venture)                       (136,981)    (12,603)     280,775
      Gain on sale of building               (804,861)

      Changes in operating assets
        and liabilities:
        (Increase) decrease in
          accounts receivable                 (51,255)    704,068      421,986
        (Increase) decrease in
          inventories and
          prepaid expenses                   (117,840)    542,619      943,414
        Increase (decrease) in
          accounts payable
          and accrued expenses                139,006    (268,991)    (916,550)
        (Increase) decrease in
          other assets                         (6,305)     16,400       (5,710)

NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                       (905,444)    316,102      486,840

INVESTING ACTIVITIES
  Proceeds from sale of building            2,079,785
  Purchases of property and equipment         (88,844)    (28,725)     (13,786)

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                      1,990,941     (28,725)     (13,786)

FINANCING ACTIVITIES
  Net borrowings (repayment) of
    short-term debt                            31,230    (182,842)    (394,315)
  Principal payments on long-term debt         (4,960)    (16,078)     (14,564)
  Payment on legal settlement                             (75,000)     (81,250)
  Payment of debt related to assets
    held for sale                          (1,246,973)
  Sale of common stock                         34,116     100,000
  Purchase of common stock                                (53,727)

NET CASH USED IN FINANCING ACTIVITIES      (1,186,587)    (227,647)    (490,129)

(DECREASE) INCREASE IN CASH                  (101,090)      59,730      (17,075)

CASH AT BEGINNING OF PERIOD                   193,107      133,377      150,452

CASH AT END OF PERIOD                     $    92,017    $ 193,107   $  133,377

Supplemental information:
  Interest paid                           $   140,635    $ 230,625   $  270,817
  Income taxes paid                               -            -            -

Non-cash investing and financing activity:
  The Company acquired equipment under capital lease obligations totaling
  $80,950 during the year ended March 31, 2000.

See notes to consolidated financial statements.

                                             - 18 -

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United Stated of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

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

The Company reviews inventory periodically to identify slow moving product lines. In considering the relocation to new space, management chose to write-off abandoned and slow-moving product line inventory of $495,000.

                                                 Year Ended March 31,
                                                  2000          1999
Materials                                      $1,748,687   $1,550,456
Non-Materials                                     189,371      249,097
                                               $1,938,058   $1,799,553

                                  - 19 -

Property and Equipment: Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization is provided by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are as follows:

     Building                 -    40 years
     Leasehold improvements   -    Term of lease
     Machinery and equipment  -    5 to 10 years
     Furniture and fixtures   -    5 to 15 years
     Computer equipment       -    5 years

Accounting for Hong Kong Joint Venture: The Company has a joint investment in a Hong Kong manufacturing facility. The investment is accounted for using the equity method.

Income Taxes: The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.

Per Share Data: The Company implemented Statement of Financial Accounting Standards, SFAS No. 128, "Earnings per Share" for all years presented which requires presentation of basic and diluted earnings per share amounts. The Company incurred a net loss for the years ended March 31, 1999 and 1998; therefore, all potential dilutive common shares are antidilutive and not included in the calculation of diluted earnings per share. Basic and diluted net income per share are computed by dividing net income (loss) by the weighted average number of common and potential dilutive common (if any) shares outstanding during the period.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                     March 31,
                                                2000           1999
Land and improvements                         $174,034     $  174,034
Leasehold improvements                          69,573
Machinery and equipment                        151,686        835,966
Furniture and fixtures                         154,004        260,616
Computer equipment                              61,853         50,586
Equipment held under capital lease              80,950
                                               692,100      1,321,202

Less accumulated depreciation
  and amortization                             328,180      1,095,340

                                              $363,920     $  225,862

                                 - 20 -

At March 31, 1999, assets, net of depreciation, from land, building and improvements totaling $1,274,924 were transferred to assets held for sale and sold during the year ended March 31, 2000. See Note K.

NOTE C - INVESTMENT IN HONG KONG JOINT VENTURE

The Company maintains a Joint Venture with a Hong Kong Corporation, which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. As of March 31, 2000, the Company has an investment balance of $2,377,766 for their 50% interest in the Hong Kong Joint Venture. The investment has been accounted for using the equity method of accounting.

The following represents summarized financial information from the financial statements of the Hong Kong Joint Venture as of March 31, 2000 and 1999 and for the years ended March 31, 2000, 1999 and 1998.

                                               As of the
                                         year ended March 31,
                                   2000          1999          1998
Current assets                  $3,343,848    $3,053,302
Property and other assets        2,301,452     2,422,311

Total                           $5,645,300    $5,475,613

Current liabilities             $  922,963    $  983,512
Non-current liabilities             38,520        63,382
Shareholders' equity            $4,683,817    $4,428,719

Total                           $5,645,300    $5,475,613

Net sales                       $5,517,170    $6,440,817    $6,984,960
Gross profit                     1,248,979     1,537,855     1,327,380
Net income (loss)                  273,962       625,205       (61,550)

As of and for the years ended March 31, 2000, 1999 and 1998, the period ending exchange rate and the weighted average exchange rates were approximately 7.79, 7.75 and 7.75 Hong Kong dollars to each U.S. dollar, respectively.

During the years ended March 31, 2000, 1999 and 1998, the Company purchased $4,567,052, $4,365,481 and $6,078,933, respectively, of finished product from the Hong Kong Joint Venture, which represents 79%, 81% and 73%, respectively, of the Company's total finished product purchases.

NOTE D - DEBT

Debt consisted of the following:

                                               Year Ended March 31,
                                                2000          1999
Short-term borrowings                         $817,714    $  786,484
Obligations under capital lease                 75,990
Debt related to assets held for sale                -      1,246,973
                                                75,990     1,246,973
Less current maturities                         15,730     1,246,973
                                              $ 60,260    $     -0-

The short-term borrowings relate to the Company's agreement with a financial institution to provide a maximum line of credit of the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. The short-term borrowings consist of a revolving line of credit and letters of credit. The outstanding principal balance of the revolving credit line ($817,714 at March 31, 2000) is payable on demand. The interest rate on the revolving credit line is equal to 1-1/2% in excess of the prime rate of interest (10-1/4% at March 31, 2000). As of March 31, 2000, the amount available for borrowings under the line was approximately $505,000 based on the specified percentages. The loan is collateralized by the Company's accounts receivable, inventory and a 1.5 acre parcel of the Company's real estate. The weighted average interest rate on outstanding short-term borrowings for the years ended March 31, 2000, 1999 and 1998 was 9.71%, 9.62% and 10.00%, respectively.

The terms of the Company's mortgage are a $1,300,000 loan repayable in 60 equal monthly installments of principal and interest based on a 25 year amortization schedule, with an interest rate of 10%. The full outstanding balance is due at the earlier of the end of the 60 month period or when the property is sold. At March 31, 1999, the outstanding principal balance was $1,246,973 and was paid in full upon the sale of the Company's headquarters. See Note K.

NOTE E - LEASES

The Company entered into capital lease agreements for various equipment, with an outstanding balance of $75,990 as of March 31, 2000. The leases have imputed interest rates ranging from 7.6% to 10%.
Monthly payments aggregate $1,810.00 per month.

Maturities of long term obligations for the five years following March 31, 2000 are as follows:

     Year                                 Capital Lease Obligation
     2001                                          $21,719
     2002                                           21,719
     2003                                           21,719
     2004                                           18,193
     2005                                            8,364

     Total                                         $91,714

     Less Amounts Representing Interest             15,724

     Net Capitalized Lease                         $75,990

During December 1999, the Company entered into an operating lease for its office and warehouse expiring in October 2002, subject to renewal. Rental expenses recognized under the lease totaled $16,866 for the year ended March 31, 2000. Future obligations under this lease are as follows:

     Year                  Amount
     2001                 $ 52,306
     2002                   53,875
     2003                   31,970
                          $138,151

NOTE F - INCOME TAXES

At March 31, 2000, the Company has net operating loss (NOL) carryforwards in the United States of approximately $5,900,000 for income tax purposes that expire in years 2009 through 2020. From 1999 to 2000, the deferred tax asset valuation allowance increased by $237,140. From 1998 to 1999, the deferred tax asset valuation allowance decreased by $15,577 primarily due to the adjustment of prior year NOL.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                               March 31,
                                                         2000          1999

Deferred tax liabilities:
  Unremitted Hong Kong Joint Venture earnings
    not considered permanently reinvested            $   818,920   $   771,396

    Gross deferred tax liabilities                       818,920       771,396

Deferred tax assets:
  Financial statement accruals and allowances            102,313        83,728
  Inventory uniform capitalization                        72,200        72,200
  Other                                                   34,361        67,553
  NOL carryforwards and tax credits                    2,256,512     1,957,241

    Gross deferred tax assets                          2,465,386     2,180,722

  Valuation allowance                                 (1,646,466)   (1,409,326)

  Net deferred tax assets                            $       -0-   $       -0-

The reconciliation of the income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                              3/31/00     3/31/99     3/31/98
Federal tax expense (benefit) at
  statutory rate on income (loss) (34%)     $   13,959   $(276,229)  $(151,343)

Equity in (earnings) loss from
  Hong Kong Joint Venture                      (46,894)   (106,285)     10,464

Dividends received from Hong Kong Joint
  Venture for which net deferred
  taxes were not previously provided                 -     102,000      85,000

Effect of net operating loss carryforwards,
  net of valuation allowance                    24,628     279,616      81,144

Other                                            8,307         898     (25,265)

                                             $     -0-   $     -0-   $     -0-


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

Common Stock - On September 2, 1998, the Company sold 113,636 shares of common stock to the Chairman of the Board of the Company at a price of $0.88 cents per share (the mean between the closing bid and asked prices on NASDAQ) or an aggregate of $100,000. On November 12, 1998, the Board of Directors authorized the Company to purchase up to 100,000 shares of the Company's common stock. During the year ended March 31, 1999, pursuant to the stock purchase program, the Company repurchased 37,950 shares at a cost of $53,727. During the year ended March 31, 2000, the Company issued 25,000 shares of its common stock to a new employee. As part of the issuance, the Company recognized $34,116 of compensation expense.

Under terms of the Company's 1978 Non-Qualified Stock Option Plan, as amended, 493,750 shares of common stock are authorized for the granting of stock options, of which 11,519 shares have been issued as of March 31, 2000, leaving 482,231 available for issuance upon exercise of options granted, or available for future grants to employees and directors. Under provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable. All options expire five years from the date of grant and have an exercise price at least equal to the market price at the date of grant.

The following tables summarize the status of options under the Non-Qualified Stock Option Plan at March 31, 2000 and option transactions for the two years then ended:

Status as of March 31, 2000                             Number of Shares
Presently exercisable                                        175,031
Exercisable in future years                                   62,844

Total outstanding                                            237,875
Available for future grants                                  244,356

Shares of common stock reserved                              482,231

Outstanding options:
     Number of holders                                            18
     Average price per share                                   $2.57
     Expiration dates                     April 2001 to January 2005

Transactions for the Three Years Ended March 31, 2000:

                                           Weighted Average
                             Number of        Per Share          Total
                              Shares         Option Price     Option Price
Outstanding at
March 31, 1997                163,125            6.44          $1,050,900
  Granted                      42,500            4.01             170,500
  Canceled                    (17,500)           8.26            (144,575)

Outstanding at
March 31, 1998                188,125                          $1,076,825
  Granted                      82,250            2.11             173,625
  Canceled                    (45,875)           6.89            (315,875)

Outstanding at
March 31, 1999                224,500                             934,575
  Granted                      73,500            1.79             131,314
  Canceled                    (60,125)           7.55            (454,075)

Outstanding at
March 31, 2000                237,875                          $  611,844

Under the terms of the Company's 1988 Employee Stock Purchase Plan, eligible employees can purchase shares of the Company's common stock through payroll deductions at a price equal to 90% of the asked price of the shares. The Company has reserved 25,000 shares of common stock for issuance under the Plan. No member of the Board of Directors who is not an employee of the Company, and no member of the committee administering the Plan, can participate in the Plan. At March 31, 2000, approximately 16,250 shares remain reserved for issuance under this Plan.

The Company applies APB Opinion No. 25 and related interpretations in accounting for the 1978 Non-Qualified Stock Plan. Accordingly, no compensation has been recognized for the 1978 Stock Plan. Had compensation costs for the 1978 Stock Plan been determined based on fair value at the grant date forward under that Plan consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss for fiscal years 1999 and 1998 would not have been materially affected on a pro forma basis.

In fiscal 2000, the weighted average fair value at date of grant for options issued in 2000 was $1.01 per share. The fair value of these options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected dividend yield -0-, expected volatility 82.67%, risk-free interest rate of 6.38% and expected term of five years. The net income as reported of $41,056 would be pro forma $4,210 and the net income per share as reported of $0.05 would be pro forma $0.01.

NOTE H - COMMITMENTS

The Company entered into a three year employment agreement with the President of its USI ELECTRIC, INC. subsidiary with fixed annual remuneration amounts for three years. In addition, the agreement provides incentive compensation based on the Company achieving certain levels of sales. The agreement expires in December, 2001.

Outstanding letters of credit commitments which are used solely for short-term inventory financing totaled $37,152 at March 31, 2000.

NOTE J - BUSINESS AND SALES INFORMATION

The Company is primarily a distributor of a variety of security products for use in homes and businesses and manufactures private label products to order. Approximately 17%, 24% and 15% of the Company's total sales were to the same customer in 2000, 1999 and 1998, respectively, and an additional 15% to a different customer in 2000. An additional 17% and 12% of the Company's total sales were to a different customer in 1999 and 1998.

NOTE K - GAIN ON SALE OF BUILDING

Universal Security Instruments, Inc. sold its headquarters facility in Owings Mills, MD, on June 16, 1999 for a price of $2.2 million to KA Real Estate Associates, LLC. After deducting the mortgage and settlement charges, the Company had a gain of $804,861.

NOTE L - LITIGATION

In fiscal 1997, the Company settled its legal proceeding for patent infringement litigation with Black & Decker (U.S.). In conjunction with the settlement with Black & Decker, the Company agreed to pay the sum of $300,000. The repayment terms were $100,000 paid in July 1996 and $200,00 payable in 32 equal monthly installments without interest beginning September 1, 1996 and ending March 1999. As a result of the other related expenses and insurance carrier recovery, the net charge for this matter amounted to $247,500.

                               PART III

ITEM 10.

                     DIRECTORS AND EXECUTIVE OFFICERS

The Company's Board of Directors consists of four directors. The following is a list of individuals currently serving as directors of the Company until the Company's next annual stockholders meeting and individuals currently serving as executive officers of the Company:

                         Principal Occupation                   Director
                         for past five years                      since

Stephen Knepper.....56   Director; Vice Chairman of the            1970
                         Board of the Company since
                         September 1996; Chairman of the
                         Board of the Company from 1970
                         to September 1996.

Michael Kovens......57   Director; Chairman of the Board           1970
                         of the Company since September
                         1996; President of the Company
                         from 1970 to September 1996.

Harvey Grossblatt...53   Director since September 1996;            1996
                         President since June 1996;
                         Chief Financial Officer since
                         April 1997; Vice President
                         of the Company from December
                         1986 to June 1996; Secretary and
                         Treasurer of the Company since
                         September, 1988; Vice President
                         and Chief Financial Officer of
                         the Company from October 1983
                         through May 1995.

Gary Goldberg*......51   1993 to 1996 President of Ultravision     1998
                         LLC; 1996 to 1997, Independent
                         Consultant; 1997 to present,
                         Procurement Agent for Sierra
                         Military Health Services, Inc.

*resigned as a Director effective June 15, 2000.

ITEM 11.

EXECUTIVE COMPENSATION

Table I.  Summary Compensation Table

The following table reflects the aggregate amount paid or accrued by the Company in its three most recent fiscal years, for each executive officer whose compensation exceeded $100,000 in that year.

                                           Long-Term Compensation
Name and                                      Awards      Payouts
 Principal        Annual    Compensation      Stock        LTIP      All Other
 Position  Year   Salary    Bonus  Other  Awards Options  Payouts  Compensation
Michael
 Kovens    2000  $175,000  75,000    -      -     23,750     -         $  -0-
Chairman   1999   175,000  75,000    -      -     12,500     -            -0-
 of the    1998   175,000     -      -      -     15,000     -            -0-
 Board

Harvey
 Gross-
 blatt     2000  $122,500  10,000    -      -        -       -         $  -0-
 Presi-    1999   122,500     -      -      -      6,250     -            -0-
 dent,     1998   122,500     -      -      -        -       -            -0-
 Secre-
 tary
 and
 Treasurer


Table II. Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                  Value
                                               Number        of Unexercised
                                           of Unexercised      In-The-Money
                     Shares              Options at FY-End  Options at FY-End
                    Acquired     Value   Exerci-/Unexerci-  Exerci-/Unexerci-
Name              In Exercise  Realized    sable/sable        sable/sable
Michael Kovens         -          -       68,750/     -0-   -0-    /     -0-
Harvey Grossblatt      -          -       24,000/     -0-   -0-    /     -0-

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of May 25, 2000, the following persons were "beneficial owners" (as that term is defined under Rule 13d-3 promulgated by the Securities and Exchange Commission) of more than five percent of the Company's common stock.

Name and address of               Shares                 Percent
beneficial owner            Beneficially Owned(1)       of class
Michael Kovens                    328,295(2)              34.3%
7-A Gwynns Mill Court
Owings Mills, MD 21117

Stephen Knepper                   105,360(3)              11.0%
7-A Gwynns Mill Court
Owings Mills, MD 21117

Bruce Paul                        129,400                 14.0%
One Hampton Road
Purchase, NY 10577



(1) For the purpose of determining the percentages of stock beneficially owned, shares of stock subject to options exercisable within 60 days of May 25, 2000 are deemed to be outstanding.

(2) Includes 68,750 shares which Mr. Kovens presently has the right to acquire through the exercise of stock options and 5,048 shares held by Mr. Kovens' adult children.

(3) Includes 68,750 shares which Mr. Knepper presently has the right to acquire through the exercise of stock options and 4,487 shares held by Mr. Knepper's adult children.

As of May 25, 2000, the shares of the Company's common stock owned beneficially by each director, by each executive officer and by all directors and officers as a group were as follows:

                                     Shares                 Percent
Name of beneficial owner       Beneficially Owned(1)       of class
Michael Kovens                       333,343(2)              34.0%

Stephen Knepper                      105,360(3)              10.7%

Harvey Grossblatt                     31,272(4)               3.3%

All directors and officers as        470,600                 43.8%
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

          Consolidated balance sheets, March 31, 2000 and 1999

          Consolidated statements of operations for the years ended March 31, 2000, 1999 and 1998.

          Consolidated statements of shareholders' equity for the years ended March 31, 2000, 1999 and 1998.

          Consolidated statements of cash flows for the years ended March 31, 2000, 1999 and 1998.

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

(a) 3. Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.

10.19 Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, MD 21117.

10.2 Hong Kong Joint Venture Agreement (confidential treatment of Name requested and filed separately with the Commission)
       (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1994, File No. 0-7885)

23.1   Consent of Deloitte & Touche LLP

27     Financial Data Schedule

(b)    Reports on Form 8-K

       None

(d)    Financial Statements Required by Regulation S-X

       Separate financial statements of the Hong Kong Joint Venture (confidential treatment of name requested and filed separately with the Commission.

                                                                 Page

          Report of the auditors                                 JV-1

          Consolidated profit and loss account,                  JV-2
          March 31, 2000 and 1999

          Consolidated balance sheets, March 31, 2000 and 1999   JV-3

          Consolidated cash flow statements, March 31, 2000      JV-5
          and 1999

          Notes to consolidated financial statements             JV-8

SCHEDULE II

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
VALUATION ACCOUNT
YEARS ENDED MARCH 31, 2000, 1999 and 1998

                                 Charged
                     Balance at  to cost  Charged                  Balance
                     beginning    and     to other                 at end
                      of year   expenses  accounts  Deductions(1)  of year
Year ended
 March 31, 2000
Allowance for
 doubtful accounts   $100,000    $   -0-    $-0-      $   -0-     $100,000


Year ended
 March 31, 1999
Allowance for
 doubtful accounts   $100,000    $  -0-     $-0-      $   -0-     $100,000


Year ended
 March 31, 1998
Allowance for
 doubtful accounts   $ 50,000    $50,000    $-0-      $   -0-     $100,000

(1) Write-off of uncollectible accounts, net of recoveries.

                                   - 33 -
SIGNATURES

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



Date:   June 29, 2000        By:  Michael Kovens
                                  Michael Kovens
                                  Chairman of the Board, Director



Date:   June 29, 2000        By:  Stephen Knepper
                                  Stephen Knepper
                                  Vice Chairman of the Board, Director


Date:   June 29, 2000        By:  Harvey Grossblatt
                                  Harvey Grossblatt, President,
                                  Director, Secretary, Treasurer,
                                  Chief Accounting Officer

                                 - 34 -

REPORT OF THE AUDITORS


To the members
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
(Incorporated in Hong Kong with limited liability)


We have audited the financial statements on pages 2 to 20 which have been prepared in accordance with accounting principles generally accepted in Hong Kong.

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

Opinion
In our opinion the financial statements give a true and fair view, in all material respects, of the state of affairs of the Company and of the Group as at 31 March 2000 and of the profit and cash flows of the Group for the year then ended and have been properly prepared in accordance with the Companies Ordinance.

Hong Kong
30 May 2000

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

CONSOLIDATED PROFIT AND LOSS ACCOUNT
Year ended 31 March 2000

                               Notes        2000         1999
                                             HK$          HK$

TURNOVER                           4     42,855,134   49,928,815

Cost of sales                           (33,127,883) (39,065,280)

Gross profit                              9,727,251   10,863,535

Other revenue                             1,672,198    1,771,018

Administrative expenses                  (9,119,320)  (7,573,225)

PROFIT FROM OPERATING
  ACTIVITIES                       5      2,280,129    5,061,328

Finance costs                      6        (33,951)     (25,595)

PROFIT BEFORE TAX                         2,246,178    5,035,733

Tax                                7       (122,441)    (189,182)

NET PROFIT ATTRIBUTABLE
  TO SHAREHOLDERS                  8      2,123,737    4,846,551

Retained profits at
  beginning of year                      31,462,000   31,259,649

RETAINED PROFITS AVAILABLE
  FOR DISTRIBUTION                       33,585,737   36,106,200

Interim dividend                   9              -   (4,644,200)

RETAINED PROFITS AT END
  OF YEAR                                33,585,737   31,462,000

Other than the net profit for the year, the Group had no recognized gains or losses. Accordingly, a Statement of Recognized Gains and Losses is not presented in the financial statements.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

CONSOLIDATED BALANCE SHEET
31 March 2000

                               Notes        2000         1999
                                             HK$          HK$
ASSETS

Non-current assets:
Fixed assets                      10     17,927,978   18,777,601
Long term investment              11              -            -

                                         17,927,978   18,777,601

Current assets:
Due from a shareholder             1      1,661,636      561,008
Inventories                       13      5,498,125    4,322,225
Prepayments, deposits
  and other receivables                     236,252      144,551
Pledged time deposit              14      1,570,039    1,487,639
Cash and cash equivalents                17,076,376   17,153,586

                                         26,042,428   23,669,009

TOTAL ASSETS                             43,970,406   42,446,610


EQUITY AND LIABILITIES

Current liabilities:
Due to a related company           1              -      217,943
Current portion of loan
  from a related company           1        164,004      164,004
Taxation                                  2,256,337    2,609,485
Other payables and
  accrued liabilities                     2,858,529    2,234,876
Accounts payable                          1,909,316    2,397,819

                                          7,188,186    7,624,127

Non-current liabilities:
Loans from shareholders           15      2,868,954    2,868,954
Long term portion of loan
  from a related company           1         27,329      191,329
Deferred tax                      16        300,000      300,000

                                          3,196,283    3,360,283

TOTAL LIABILITIES-page 4                 10,384,469   10,984,410

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

CONSOLIDATED BALANCE SHEET (continued)
31 March 2000

                               Notes        2000         1999
                                             HK$          HK$
TOTAL LIABILITIES-page 3                 10,384,469   10,984,410

Capital and reserves:
Share capital                     17            200          200
Retained profits                         33,585,737   31,462,000

                                         33,585,937   31,462,200

TOTAL EQUITY AND LIABILITIES             43,970,406   42,446,610

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

CONSOLIDATED CASH FLOW STATEMENT
31 March 2000

                               Notes        2000         1999
                                             HK$          HK$
NET CASH INFLOW FROM
  OPERATING ACTIVITIES         18(a)      1,596,234    9,315,981

RETURNS ON INVESTMENTS
  AND SERVICING OF FINANCE
    Interest received                     1,122,513    1,027,582
    Interest paid                           (33,951)     (25,595)
    Dividend paid                                 -   (4,644,200)

Net cash inflow/(outflow)
  from returns on investments
  and servicing of finance                1,088,562   (3,642,213)

TAXATION
  Hong Kong profits tax paid               (475,589)    (444,614)

INVESTING ACTIVITIES
  Purchases of fixed assets              (2,040,017)    (737,733)
  Increase in pledged
    time deposit                            (82,400)     (96,286)

Net cash outflow from
  investing activities                   (2,122,417)    (834,019)

NET CASH INFLOW BEFORE
  FINANCING ACTIVITY                         86,790    4,395,135

FINANCING ACTIVITY             18(b)
  Repayment of loan from
    a related company                      (164,000)    (164,000)

Net cash outflow from
  financing activity                       (164,000)    (164,000)

INCREASE/(DECREASE) IN
  CASH AND CASH EQUIVALENTS                 (77,210)   4,231,135

Cash and cash equivalents
  at beginning of year                   17,153,586   12,922,451

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                         17,076,376   17,153,586

ANALYSIS OF THE BALANCES OF
  CASH AND CASH EQUIVALENTS
    Cash and bank balances               17,076,376   17,153,586

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

BALANCE SHEET
31 March 2000

                               Notes        2000         1999
                                             HK$          HK$
ASSETS

Non-current assets:
Fixed assets                      10     17,927,978   18,777,601
Interests in subsidiaries         12         10,008       10,008

                                         17,937,986   18,787,609

Current assets:
Due from a subsidiary              1         90,604       57,454
Due from a shareholder             1      1,661,636      561,008
Tax recoverable                             162,580            -
Inventories                       13      5,498,125    4,322,225
Prepayments, deposits and
  other receivables                         236,252      144,551
Pledged time deposit              14      1,570,039    1,487,639
Cash and cash equivalents         14     16,981,395   17,037,600

                                         26,200,631   23,610,477

TOTAL ASSETS                             44,138,617   42,398,086

EQUITY AND LIABILITIES

Current liabilities:
Due to a subsidiary                1     16,541,609   16,551,789
Due to a related company           1              -      217,943
Current portion of loan
  from a related company           1        164,004      164,004
Taxation                                          -      190,568
Other payables and
  accrued liabilities                     1,618,854      993,201
Accounts payable                          1,909,316    2,397,819

                                         20,233,783   20,515,324

Non-current liabilities:
Loans from shareholders           15      2,868,954    2,868,954
Long term portion of loan
  from a related company           1         27,329      191,329
Deferred tax                      16        300,000      300,000

                                          3,196,283    3,360,283

TOTAL LIABILITIES-page 6                 23,430,066   23,875,607

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

BALANCE SHEET (continued)
31 March 2000

                               Notes        2000         1999
                                             HK$          HK$
TOTAL LIABILITIES-page 6                 23,430,066   23,875,607

Capital and reserves:
Share capital                     17            200          200
Retained profits                         20,708,351   18,522,279

                                         20,708,551   18,522,479

TOTAL EQUITY AND LIABILITIES             44,138,617   42,398,086

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO FINANCIAL STATEMENTS
31 March 2000

1.  CORPORATE INFORMATION

    The Company was incorporated under the laws of Hong Kong on 7 July 1989. It operates under a joint venture agreement entered into on 23 October 1989 between Universal Security Instruments, Inc.("USI"), a company incorporated in the United States, and The Original Joint Venture Owner (name withheld and filed separately with the SEC) which is incorporated in Hong Kong. The Company is economically dependent on USI with which it transacts most of its business and the financial statements reflect the effect of these transactions which are conducted on bases determined between the parties.

    During the year, the following significant related party transactions were recorded:

                                                             Group
                                                       2000         1999
                                          Notes         HK$          HK$
    Sales made to USI                       (i)     35,475,009   39,098,998
    Purchases from USI                      (i)        949,947      137,948
    Rentals paid to:
      An Affiliate of the Company
        (name withheld and filed
        separately with the SEC)           (ii)        840,000      840,000
      A Manager of the Company (name
        withheld and filed separately
        with the SEC)                      (ii)        240,000      240,000
    Management fee paid to:
      An Affiliate of the Company
        (name withheld and filed
        separately with the SEC)          (iii)      1,440,000    1,440,000
    Interest income from USI               (iv)        108,837      116,959

    Notes:

      (i) Sales and purchases were made according to the published prices and conditions similar to those offered to other customers or by other suppliers of the Group.

     (ii)  Rental expenses were charged for the offices owned by An
           Affiliate of the Company (name withheld and filed separately with the SEC) and A Manager of the Company (name withheld and filed separately with the SEC) in Hong Kong and the People's
           Republic of China (the "PRC") based on the prevailing market rate and area occupied by the Group.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO FINANCIAL STATEMENTS
31 March 2000

1.  CORPORATE INFORMATION (continued)

    (iii) Management fee was charged at HK$120,000 per month for the provision of management services rendered in planning, execution and operation of electronics manufacturing plant in the PRC.

     (iv) Interest income from USI was charged ranging at 9.5% to 12% per annum (1999: ranging 9.5% to 12% per annum) of the trading balance overdue for 30 days during the year.

    An Affiliate of the Company (name withheld and filed separately with the SEC) is a company of which A Manager of the Company (name withheld and filed separately with the SEC) director of the Company, is a director. Loan from An Affiliate of the Company (name withheld and filed separately with the SEC) is unsecured, bearing interest at 0.49% per annum, and is repayable by 14 (1999: 26) equal monthly installments.

    Except for the trading balance of HK$992,377 (1999:
    HK$521,343) with USI included in due from a shareholder of HK$1,661,636 (1999: HK$561,008) under current assets as at 31 March 2000 which is interest-bearing ranging from 9.5% to 12% per annum (1999: ranging 9.5% to 12% per annum), balances with a shareholder, subsidiaries and a related company are unsecured, interest-free, and have no fixed terms of repayment.

 2. IMPACT OF NEW STATEMENT OF STANDARD ACCOUNTING PRACTICE
    ("SSAP")

    SSAP 1: Presentation of Financial Statements has been adopted for the first time in the preparation of the current year's financial statements. SSAP 1 prescribes the basis for the presentation of financial statements and sets out guidelines for their structure and minimum requirements for the content thereof. The format of the consolidated profit and loss account and consolidated balance sheet and balance sheet as set out on pages 2 - 4 and 5 - 6 and 7, respectively, have been revised in accordance with the SSAP. Additional disclosures as required are included in the supporting notes.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO FINANCIAL STATEMENTS
31 March 2000

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of preparation
    These financial statements have been prepared in accordance with Hong Kong Statements of Standard Accounting Practice, accounting principles generally accepted in Hong Kong and the disclosure requirements of the Hong Kong Companies Ordinance. They have been prepared under the historical cost convention.

    Basis of consolidation
    The consolidated financial statements include the audited financial statements of the Company and its subsidiaries for the year ended 31 March 2000. The results of subsidiaries acquired or disposed of during the year are consolidated from or to their effective dates of acquisition or disposal, respectively. All significant intercompany transactions and balances within the Group are eliminated on consolidation.

    Goodwill
    Goodwill arising on consolidation of subsidiaries represents the excess purchase consideration paid for subsidiaries over the fair values ascribed to the net underlying assets acquired and is written off to the profit and loss account in the year of acquisition.

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

    Long term investment
    Investments held on a long term basis are stated at cost less provisions for any permanent diminutions in values deemed necessary by the directors, on an individual basis.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO FINANCIAL STATEMENTS

31 March 2000

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Related parties
    Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

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

    Inventories
    Inventories are stated at the lower of cost and net realizable value. Cost is determined on the first-in, first-out basis and in the case of work in progress and finished goods, comprises direct materials, direct labor and an appropriate proportion of overheads. Net realizable value is based on the estimated selling prices less any estimated costs to be incurred to completion and disposal.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO FINANCIAL STATEMENTS
31 March 2000

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Cash equivalents
    For the purpose of the cash flow statement, cash equivalents represent short term highly liquid investments which are readily convertible into known amounts of cash and which were within three months of maturity when acquired. For the purpose of balance sheet classification, cash equivalents represent assets similar in nature to cash, which are not restricted as to use.

    Revenue recognition
    Revenue is recognized when it is probable that the economic benefits will flow to the Group and when the revenue can be measured reliably, on the following bases:

    (a) on the sales of goods, when the significant risks and rewards of ownership have been transferred to the buyer;

    (b) rental income, on the straight-line basis over the lease term;

    (c)  management fee income, when the services are rendered;
         and

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

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO FINANCIAL STATEMENTS
31 March 2000

4.  TURNOVER AND REVENUE

    Turnover represents the invoiced value of goods sold, net of discounts and returns. An analysis of turnover and revenue is as follows:

                                           2000         1999
                                            HK$          HK$
    Turnover                            42,855,134   49,928,815

    Exchange gains, net                    140,522      557,017
    Rental income                          290,800      285,000
    Management fee income                  102,285      139,320
    Interest income                      1,122,513    1,027,582
    Sundry income                          156,600      319,116

    Revenue                              1,812,720    2,328,035

    TURNOVER AND REVENUE                44,667,854   52,256,850

5.  PROFIT FROM OPERATING ACTIVITIES

    The Group's profit from operating activities is arrived at after charging/(crediting):

                                           2000         1999
                                            HK$          HK$
    Depreciation                         2,889,640    3,219,389
    Less: Amount included in cost
      of sales                          (2,687,601)  (3,018,501)

                                            202,039      200,888

    Auditors' remuneration                 168,000      168,000

    Staff costs                          5,554,236    5,458,242
    Directors' remuneration                      -            -
    Operating lease rentals for
      land and buildings                 1,098,347    1,098,347
    Provision for inventories              146,537            -
    Exchange gains, net                   (140,522)    (557,017)
    Interest income                     (1,122,513)  (1,027,582)
    Gross and net rental income           (290,800)    (285,000)

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO FINANCIAL STATEMENTS
31 March 2000

6.  FINANCE COSTS

                                                 Group
                                           2000         1999
                                            HK$          HK$
    Interest on inward bills                33,951       25,595

7.  TAX

    Hong Kong profits tax has been provided at the rate of 16% (1999: 16%) on the estimated assessable profits arising in Hong Kong during the year. Taxes on profits assessable elsewhere have been calculated at the rates of taxation prevailing in the countries in which the Group operates.

                                                 Group
                                           2000         1999
                                            HK$          HK$
    Provision for the year                 134,000      407,000
    Overprovision in prior years           (11,559)     (97,818)
    Deferred tax credit - note 16                -     (120,000)

    Taxation charge for the year           122,441      189,182

8.  NET PROFIT ATTRIBUTABLE TO SHAREHOLDERS

    The net profit attributable to shareholders dealt with in the financial statements of the Company is HK$2,186,072
    (1999: HK$4,909,904).


9.  INTERIM DIVIDEND

                                           2000         1999
                                            HK$          HK$
    Interim - HK$2,322,100 per
      ordinary share                        -        4,644,200

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO FINANCIAL STATEMENTS
31 March 2000

10. FIXED ASSETS

     Group and Company

            Leasehold  Leasehold               Furniture
             land and   improve-   Plant and         and     Motor
            buildings      ments   machinery    fixtures  vehicles        Total
                  HK$        HK$         HK$         HK$       HK$          HK$
Cost:
 At begin-
  ning of
  year     15,814,592  6,691,399  28,828,314  2,796,387    452,501   54,583,193
 Additions          -    188,140   1,255,575    196,302    400,000    2,040,017
 Disposals          -          -           -     (7,070)  (280,001)    (287,071)
 At 31
  March
  2000     15,814,592  6,879,539  30,083,889  2,985,619    572,500   56,336,139

Accumulated
 deprecia-
 tion:
 At begin-
  ning of
  year      4,008,564  5,816,503  23,025,891  2,502,133    452,501   35,805,592
Provided
 during
 the year     729,401    473,204   1,480,330    146,705     60,000    2,889,640
Disposals           -          -           -     (7,070)  (280,001)    (287,071)

 At 31
  March
  2000      4,737,965  6,289,707  24,506,221  2,641,768    232,500   38,408,161


Net book
 value:
 At 31
  March
  2000     11,076,627    589,832   5,577,668    343,851    340,000   17,927,978

 At 31
  March
  1999     11,806,028    874,896   5,802,423    294,254          -   18,777,601

The leasehold land and buildings are situated in the PRC under medium-term leases.

11. LONG TERM INVESTMENT

                                                            Group
                                                      2000         1999
                                                       HK$          HK$

    Unlisted investment, at cost                    9,305,588    9,305,588
    Amount due from investee company                1,158,675    1,158,675

                                                   10,464,263   10,464,263

    Less: Provision for permanent diminution
            in value                               (9,305,588)  (9,305,588)
          Provision against amount due from
            investee company                       (1,158,675)  (1,158,675)

                                                            -            -

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO FINANCIAL STATEMENTS
31 March 2000

11. LONG TERM INVESTMENT (continued)

    Particulars of investee company are as follows:

                                                         Percentage
                            Country of  Nominal value     of equity
                          registration  of registered  attributable  Principal
Name                     and operation        capital  to the Group   activity
                                                       2000    1999
An Associate of the            The PRC   US$4,000,000    30      30    Dormant
      Company (name
      withheld and filed
      separately with the
      SEC)

    The Group does not have significant influence on the financial and operating policy decisions of investee company and, accordingly, the investment is classified as long term investment. The amount due from the investee company is unsecured, interest-free, and has no fixed terms of repayment.

12. INTERESTS IN SUBSIDIARIES

                                                                   Company
                                                              2000         1999
                                                              HK$          HK$
    Unlisted shares, at cost                               210,008      210,008
    Less: Provision for permanent diminution              (200,000)    (200,000)
                                                            10,008       10,008

    Particulars of the wholly-owned subsidiaries are as follows:

                                                       Nominal value
                                             Place of      of issued
                                        incorporation       ordinary   Principal
    Name                                and operation  share capital  activities
    A Subsidiary of The Company             Hong Kong     HK$200,000  Investment
      (name withheld and filed                                           holding
      separately with the SEC)

    A Subsidiary of The Company               British           US$1     Dormant
      (name withheld and filed                 Virgin
      separately with the SEC)                Islands

    A Subsidiary of The Company             Hong Kong      HK$10,000     Dormant
      (name withheld and filed                                           holding
      separately with the SEC)

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO FINANCIAL STATEMENTS
31 March 2000

13. INVENTORIES

                                           Group and Company
                                           2000         1999
                                            HK$          HK$
    Raw materials                        3,836,437    2,553,140
    Work in progress                       914,409      558,208
    Finished goods                         747,279    1,210,877
                                         5,498,125    4,322,225

14. BANKING FACILITIES

    Time deposit of HK$1,570,039 (1999: HK$1,487,639) is pledged to a bank for credit facilities of HK$3,329,000 (1999:
    HK$3,329,000) granted to the Company. The banking facilities of the Company are also secured by personal guarantees of A Manager (name withheld and filed separately with the SEC), a director of the Company. The facilities were not utilized at the balance sheet date.


15. LOANS FROM SHAREHOLDERS

                                           Group and Company
                                           2000         1999
                                            HK$          HK$
    Universal Security
      Instruments, Inc.                  1,434,477    1,434,477
    The Original Joint Venture Owner
      (name withheld and filed
      separately with the SEC)           1,434,477    1,434,477

                                         2,868,954    2,868,954

    The loans are unsecured, interest-free and repayable on demand by the respective shareholders with the consent of the other. The directors of the Company consider that these liabilities are non-current.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO FINANCIAL STATEMENTS
31 March 2000

16. DEFERRED TAX

                                                     Group and Company
                                                     2000         1999
                                                      HK$          HK$
    Balance at beginning of year                     300,000      420,000
    Credit for the year - note 7                           -     (120,000)

    Balance at end of year                           300,000      300,000

    The principal components of the Group's deferred tax liability comprise accelerated depreciation allowances.

17. SHARE CAPITAL

                                                            Company
                                                      2000         1999
                                                       HK$          HK$
    Authorized:
      100 ordinary shares of HK$100 each               10,000       10,000

    Issued and fully paid:
         2 ordinary shares of HK$100 each                 200          200

18. NOTES TO THE CONSOLIDATED CASH FLOW STATEMENT

    (a) Reconciliation of profit from operating activities to net cash inflow from operating activities:

                                                      2000         1999
                                                       HK$          HK$
    Profit from operating activities                2,280,129    5,061,328
    Interest income                                (1,122,513)  (1,027,582)
    Depreciation                                    2,889,640    3,219,389
    Decrease/(increase) in amount due from a
      shareholder                                  (1,100,628)   2,208,486
    Decrease/(increase) in inventories             (1,175,900)   1,893,401
    Decrease/(increase) in prepayments,
      deposits and other receivables                  (91,701)     132,583
    Decrease in amount due to a related company      (217,943)     (17,670)
    Increase/(decrease) in other payables and
      accrued liabilities                             623,653      (22,086)
    Decrease in accounts payable                     (488,503)  (2,131,868)

    Net cash inflow from operating activities       1,596,234    9,315,981

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO FINANCIAL STATEMENTS
31 March 2000

18. NOTES TO THE CONSOLIDATED CASH FLOW STATEMENT (continued)

    (b)  Analysis of changes in financing during the year

                                                     Loan from a
                                                 related company
                                                             HK$
         Balance 1 April 1998                           519,333
         Repayment                                     (164,000)
         Balance at 31 March 1999 and 1 April 1999      355,333
         Repayment                                     (164,000)

         Balance at 31 March 2000                       191,333

19. COMPARATIVE AMOUNTS

    As further explained in note 2 to the financial statements, due to the adoption of new SSAP during the current year, the presentation of the profit and loss account, the balance sheets and certain supporting notes have been revised to comply with the new requirements. Accordingly certain comparative amounts have been reclassified to conform with the current year's presentation.


20. APPROVAL OF THE FINANCIAL STATEMENTS

    The financial statements were approved by the board of directors on 30 May 2000.