Form 10-Q
period 2000-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2000-08-09
CIK 102109

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the Quarter ended June 30, 2000

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

                      YES   X      NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Date                   Class               Shares Outstanding
August 9, 2000  Common Stock, $.01 par value         912,270

      UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

                              INDEX

Part  I - FINANCIAL INFORMATION

          Item l.  Financial Statements

          Consolidated balance sheets at June 30, 2000 and March
          31, 2000

          Consolidated statements of operations for the three months ended June 30, 2000 and 1999

          Consolidated statements of cash flows for the three months ended June 30, 2000 and 1999

          Notes to consolidated financial statements

          Item 2. Management's discussion and analysis of results of operations and financial condition

Part II - OTHER INFORMATION

          Item 6.  Exhibits and Reports

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)



ASSETS

                                    June 30, 2000  March 31, 2000
CURRENT ASSETS
  Cash                                 $ 106,206      $   92,017
  Accounts receivable:
    Trade (less allowance for
      doubtful accounts of $100,000
      at June 30, 2000 and
      March 31, 2000)                   1,291,093         595,880
    Officers and employees                  3,250           4,845

                                        1,294,343         600,725

  Inventories:
    Finished goods                      2,322,881       1,912,987
    Raw materials-foreign locations         3,962          25,071

                                        2,326,843       1,938,058

  Prepaid expenses                         99,288          91,754

TOTAL CURRENT ASSETS                    3,826,680       2,722,554

INVESTMENT IN JOINT VENTURE             2,504,187       2,377,766

PROPERTY, PLANT AND EQUIPMENT - NET       355,156         363,920

OTHER ASSETS                               12,305          12,305

TOTAL ASSETS                           $6,698,328      $5,476,545


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)



LIABILITIES AND SHAREHOLDERS' EQUITY

                                   June 30, 2000   March 31, 2000
CURRENT LIABILITIES
  Short-term borrowings             $ 1,735,674      $   817,714
  Accounts payable                      674,615          399,100
  Accrued liabilities                   121,125          121,497
  Current obligations under
    capital lease                        15,730           15,730

TOTAL CURRENT LIABILITIES             2,547,144        1,354,041

LONG-TERM OBLIGATIONS UNDER
CAPITAL LEASE                            56,467           60,260

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value
    per share; authorized
    20,000,000 shares; issued
    912,270 shares at June 30,
    2000 and March 31, 2000               9,123            9,123
  Additional paid-in capital         10,533,310       10,533,310
  Retained earnings (deficit)        (6,447,716)      (6,480,189)

TOTAL SHAREHOLDERS' EQUITY            4,094,717        4,062,244

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                $ 6,698,328      $ 5,476,545


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                      For the Three Months Ended
                                     June 30, 2000  June 30, 1999
Net sales                              $2,051,116     $2,058,352

Cost of goods sold                      1,490,720      1,587,036

GROSS PROFIT                              560,396        471,316

Research and development expense           50,559         64,090

Selling, general and administrative
  expense                                 563,323        608,557

Operating (loss)                          (53,486)      (201,331)

Other income (expense):
  Interest income                             233            987
  Interest expense                        (40,695)       (48,914)
  Gain on sale of building                               804,861
  Other                                                  (13,946)

                                          (40,462)       742,988

(LOSS) EARNINGS BEFORE EQUITY
IN EARNINGS OF JOINT VENTURE              (93,948)       541,657

Equity in earnings of joint venture       126,421        109,212

NET EARNINGS                           $   32,473     $  650,869

Per common share amounts:
  Basic                                $      .04     $      .73
  Diluted                              $      .03     $      .67

Weighted average number of common
  shares outstanding
    Basic                                 912,270        892,350
    Diluted                               959,466        965,027


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                For the Three Months Ended
                                               June 30, 2000  June 30, 1999
OPERATING ACTIVITIES
  Net earnings                                  $    32,473      $ 650,869
  Adjustments to reconcile net
    earnings to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                  12,928          8,807
      Undistributed earnings of
        joint venture                              (126,421)      (109,212)
      Gain on sale of building                            -       (804,861)
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts
          receivable                               (693,618)      (676,067)
        (Increase) in inventories and
          prepaid expenses                         (396,319)      (361,494)
        Increase (decrease) in accounts payable
          and accrued expenses                      275,143        423,581

NET CASH USED IN
OPERATING ACTIVITIES                               (895,814)      (868,377)

INVESTING ACTIVITIES
  Proceeds from sale of building                          -      2,079,785
  Property, plant and equipment                      (4,164)        (1,040)

NET CASH (USED IN) PROVIDED
BY INVESTING ACTIVITIES                              (4,164)     2,078,745

FINANCING ACTIVITIES
  Net borrowings (repayment) of short-term debt     917,960         59,152
  Principal payments on long-term debt               (3,793)             -
  Debt related to assets held for sale                    -     (1,246,973)
  Issuance of common stock                                -         10,415

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                914,167     (1,177,406)

INCREASE IN CASH                                     14,189         32,962

Cash at beginning of period                          92,017        193,107

CASH AT END OF PERIOD                           $   106,206     $  226,069

Supplemental information:
  Interest paid                                 $    40,695     $   48,914
  Income taxes paid                                       -              -

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Statement of Management - The financial information included herein is unaudited and does not include all disclosures normally included in financial statements presented in accordance with generally accepted accounting principles. The interim financial information should be read in connection with the financial statements and related notes in the Company's annual report on Form 10-K for the year ended March 31, 2000. The results for the interim period are not necessarily indicative of the results expected for the year. The accompanying interim information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

Income Taxes - No income tax expense has been provided for the quarter ended June 30, 2000 as a result of the carryforward of prior years' operating losses.

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong joint venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. The following represents summarized income statement information of the Hong Kong joint venture for the quarters ended June 30, 2000 and 1999:

                             2000                1999
      Net sales           $1,981,215          $1,774,875
      Gross profit           557,073             521,145
      Net income             252,842             218,425

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Three Months Ended June 30, 2000 Compared to
Three Months Ended June 30, 1999

Sales - Net sales for the three months ended June 30, 2000 were $2,051,116 compared to $2,058,352 for the comparable three months in the prior fiscal year, a decrease of $7,236. Net sales of security products decreased by $18,926 as compared to the quarter ended June 30, 1999. Net sales of other products increased by $11,690, as compared to the quarter ended June 30, 1999.

Net Income - The Company reported a net profit of $32,473 for the quarter ended June 30, 2000 compared to net profit of $650,869 for the corresponding quarter of the prior fiscal year. Included in the June 30, 1999 results was a gain of $804,861 due to the sale of the Company's headquarters facility. After deducting this gain, the net loss would have been $153,992. The primary reason for the decrease in losses was higher gross margins.

Expenses - Research, selling, general and administrative expenses decreased by $58,765 from the comparable three months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 30% for the three months ended June 30, 2000 and 33% for the same period in the last fiscal year. The decrease in expenses was mainly due to lower operating costs associated with the Company's move to its new headquarters.

Interest Expense and Income - The Company's interest expense, net of interest income, decreased from $47,927 for the quarter ended June 30, 1999 to $40,462 for the quarter ended June 30, 2000. The lower interest expenses resulted from lower levels of borrowing.

Financial Condition and Liquidity - Cash needs of the Company are currently met by funds generated from operations and the Company's line of credit with a financial institution, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum bank line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $1,761,633 has been utilized in letter of credit commitments and short-term borrowings as of June 30, 2000. As of June 30, 2000, the amount available for additional borrowings under the line was approximately $240,000 based on the specified percentages.

The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to 1-1/2% in excess of the prime rate of interest charged by the Company's lender. The loan is collateralized by the Company's accounts receivable, inventory and a 1.5 acre parcel of the Company's real estate.

Operating activities used cash of $895,814 for the quarter ended June 30, 2000. This was primarily due to an increase in accounts receivable of $693,618, increase in inventories and prepaid expenses of $396,319, partially offset by an increase in accounts payable and accrued expenses of $275,143. For the same period last year, operating activities used cash of $868,377.

Investing activities used cash of $4,164 in the current quarter.
For the same period last year, investing activities provided cash of $2,078,745. This resulted from the proceeds of the sale of the building.

Financing activities provided cash of $914,167, primarily due to the increase of short-term debt of $917,960. For the same period last year, financing activities used cash of $1,177,406.

Accounts receivable increased due to the addition of a different customer base which requires extended dating terms.

The Company believes that its line of credit and its working capital provide it with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months.

Hong Kong Joint Venture - Net sales of the joint venture for the three months ended June 30, 2000 were $1,981,215 compared to $1,774,875 for the comparable three months in the prior fiscal year. The increase in sales was primarily due to increased sales of smoke alarms.

Net income was $252,842 for the quarter ended June 30, 2000 compared to $218,425 in the comparable quarter last year. The increase in net income resulted from higher sales to non-related customers.

Cash needs of the Hong Kong joint venture are currently met by funds generated from operations. During the quarter ended June 30, 2000, working capital increased by $480,863 from $2,432,197 on March 31, 2000 to $2,913,060 on June 30, 2000. During the
quarter ended June 30, 1999, working capital increased by $726,005 from $2,069,790 on March 31, 1999 to $2,795,795 on June
30, 1999.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
PART II

Item 6.     Exhibits and Reports on Form 8-K

            None.

UNIVERSAL SECURITY INSTRUMENTS, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             UNIVERSAL SECURITY INSTRUMENTS, INC.



Dated:    August 9,2000            Harvey Grossblatt
                             HARVEY GROSSBLATT
                             President, Chief Accounting Officer