Form 10-Q
period 2000-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2000-11-13
CIK 102109

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the Quarter ended September 30, 2000

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

                        YES      X        NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Date                     Class                Shares Outstanding
November 13, 2000    Common Stock, $.01 par value       912,270


         UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES



                                 INDEX



Part  I -  FINANCIAL INFORMATION

           Item l.  Financial Statements

           Consolidated balance sheets at September 30, 2000 and March 31, 2000

           Consolidated statements of operations for the six months ended September 30, 2000 and 1999 and three months ended September 30, 2000 and 1999

           Consolidated statements of cash flows for the six months ended September 30, 2000 and 1999

           Notes to consolidated financial statements

           Item 2. Management's discussion and analysis of results of operations and financial condition

           Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk

Part II -  OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security
                    Holders

           Item 6.  Exhibits and Reports

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
                                    Sept 30, 2000  March 31, 2000

CURRENT ASSETS
  Cash                                $   29,877      $   92,017
  Accounts receivable:
    Trade (less allowance for
      doubtful accounts of $100,000
      at September 30, 2000 and
      March 31, 2000)                    949,629         595,880
    Officers and employees                 1,084           4,845

                                         950,713         600,725

  Inventories:
    Finished goods                     2,843,172       1,912,987
    Raw materials-foreign locations       12,807          25,071

                                       2,855,979       1,938,058

  Prepaid expenses                       106,668          91,754

TOTAL CURRENT ASSETS                   3,943,237       2,722,554

INVESTMENT IN JOINT VENTURE            2,562,032       2,377,766

PROPERTY, PLANT AND EQUIPMENT - NET      344,325         363,920

OTHER ASSETS                              12,305          12,305

TOTAL ASSETS                          $6,861,899      $5,476,545


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                   Sept 30, 2000   March 31, 2000

CURRENT LIABILITIES
  Short-term borrowings             $ 2,061,883      $   817,714
  Accounts payable                      505,368          399,100
  Accrued liabilities                   126,037          121,497
  Current obligations under
    capital lease                        15,730           15,730

TOTAL CURRENT LIABILITIES             2,709,018        1,354,041

LONG-TERM OBLIGATIONS UNDER
CAPITAL LEASE                            52,674           60,260

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value
    per share; authorized
    20,000,000 shares; issued
    912,270 shares at September
    30, 2000 and March 31, 2000           9,123            9,123
  Additional paid-in capital         10,533,310       10,533,310
  Retained earnings (deficit)        (6,442,226)      (6,480,189)

TOTAL SHAREHOLDERS' EQUITY            4,100,207        4,062,244

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                $ 6,861,899      $ 5,476,545

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                            For the Six Months Ended
                                          Sept 30, 2000  Sept 30, 1999

Net sales                                   $3,791,283     $3,879,665

Cost of goods sold                           2,609,436      2,937,273

Reserve for discontinuance of telephone
  and video product lines                                    (495,000)

GROSS PROFIT                                 1,181,847        447,392

Research and development expense                84,710        114,832

Selling, general and administrative expense  1,137,948      1,176,347

Operating loss                                 (40,811)      (843,787)

Other income (expense):
  Interest income                                  233            127
  Interest expense                            (105,714)       (80,631)
  Gain on sale of building                                    804,861
  Other                                            (11)       (14,122)

                                              (105,492)       710,235

LOSS BEFORE EQUITY IN
EARNINGS OF JOINT VENTURE                     (146,303)      (133,552)

Equity in earnings of joint venture            184,266        121,307

NET INCOME (LOSS)                           $   37,963     $  (12,245)

Per common share amounts:
 Basic                                             .04           (.01)
 Diluted                                           .04           (.01)

Weighted average number of common
  shares outstanding
    Basic                                      912,270        897,565
    Diluted                                    950,012        897,565

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                           For the Three Months Ended
                                          Sept 30, 2000  Sept 30, 1999

Net sales                                   $1,740,167     $1,821,314

Cost of goods sold                           1,118,716      1,350,235

Reserve for discontinuance of telephone
  and video product lines                                    (495,000)

GROSS PROFIT                                   621,451        (23,921)

Research and development expense                34,151         50,741

Selling, general and
  administrative expense                       574,625        567,792

Operating income (loss)                         12,675       (642,454)

Other income (expense):
  Interest income                                                  22
  Interest expense                             (65,019)       (32,600)
  Other                                            (11)          (176)

                                               (65,030)       (32,754)

LOSS BEFORE EQUITY IN EARNINGS
OF JOINT VENTURE                               (52,355)      (675,208)

Equity in earnings of joint venture             57,845         12,094

NET INCOME (LOSS)                           $    5,490     $ (663,114)

Per common share amounts:
  Basic                                            .01           (.73)
  Diluted                                          .01           (.73)

Weighted average number of common
  shares outstanding
    Basic                                      912,270        902,805
    Diluted                                    950,012        902,805

See notes to consolidated financial statements.

                                 - 6 -

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                     For the Six Months Ended
                                                   Sept 30, 2000 Sept 30, 1999
OPERATING ACTIVITIES
  Net income (loss)                                 $    37,963    $  (12,245)
  Adjustments to reconcile net
    earnings (loss) to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                      23,759        14,469
      Undistributed earnings of Joint venture          (184,266)     (121,307)
      Gain on sale of building                                       (804,861)

      Changes in operating assets and liabilities:
        (Increase) in accounts receivable              (349,988)     (356,590)
        (Increase) decrease in inventories and
          prepaid expenses                             (932,835)       77,280
        Increase in accounts payable and
          accrued expenses                              110,808        83,911
        (Increase) in other assets                                     (2,000)

NET CASH (USED IN) OPERATING ACTIVITIES              (1,294,559)   (1,121,343)

INVESTING ACTIVITIES
  Proceeds from sale of building                                    2,079,785
  Property, plant and equipment                          (4,164)       (2,898)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES      (4,164)    2,076,887

FINANCING ACTIVITIES
  Net borrowings of short-term debt                   1,244,169       269,640
  Principal payments on long-term debt                   (7,586)
  Debt related to assets held for sale                             (1,246,973)
  Issuance of common stock                                             20,569

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   1,236,583      (956,764)

(DECREASE) IN CASH                                      (62,140)       (1,220)

Cash at beginning of period                              92,017       193,107

CASH AT END OF PERIOD                               $    29,877    $  191,887

Supplemental information:
  Interest paid                                     $   105,714    $   80,631
  Income taxes paid                                        -             -

See notes to consolidated financial statements.

                                     - 7 -

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

Income Taxes - No income tax expense has been provided for the quarter ended September 30, 2000 as a result of the carryforward of prior years' operating losses.

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong joint venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. The following represents summarized income statement information of the Hong Kong joint venture for the six months ended September 30, 2000 and 1999:

                             2000                1999
      Net sales           $3,866,428          $2,962,390
      Gross profit           967,586             828,250
      Net income             368,531             242,614

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Six Months Ended September 30, 2000 Compared to
Six Months Ended September 30, 1999

Sales - Net sales for the six months ended September 30, 2000 were $3,791,283 compared to $3,879,665 for the comparable six months in the prior fiscal year, a decrease of $88,382. Net sales of security products increased by $450,407 and net sales of certain other products decreased by $538,789. Security sales increased as a result of higher demand of security products sold by the Company's subsidiary, USI ELECTRIC, Inc. The decrease in sales of certain other products resulted primarily from decreased demand.

Net Income - The Company reported a net income of $37,963 for the six months ended September 30, 2000 compared to net loss of $12,245 for the corresponding six months of the prior fiscal year. The increase in net income resulted from higher gross margins which increased to 31% from 24%, excluding reserve, resulting from a different product sales mix and higher Joint Venture earnings. Additionally, the sale of the Company's headquarters which resulted in a gain of $804,861, partially offset by a reserve of $495,000 for the discontinuance of the Company's telephone and video product lines, was included in the September 1999 results.

Expenses - Research, selling, general and administrative expenses decreased by $68,521 from the comparable six months in the prior year. The decrease in research, selling, general and administrative expenses resulted from lower research and development expense and lower rental expense.

As a percentage of sales, research, selling, general and administrative expenses were 32% for the six months ended September 30, 2000 and 33% for the same period in the prior fiscal year.

Interest Expense and Income - The Company's interest expense, net of interest income, was $105,481 for the six months ended September 30, 2000 compared to $80,504 for the same period in 1999. The increase in interest expense resulted from the debt service related to higher levels of inventory and higher interest rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Three Months Ended September 30, 2000 Compared to
Three Months Ended September 30, 1999

Sales - Net sales for the three months ended September 30, 2000 were $1,740,167 compared to $1,821,314 for the comparable three months in the prior fiscal year, a decrease of $81,147. Net sales of security products increased by $469,332 and sales of other products decreased by $550,479. The increase in security sales resulted primarily from increased demand for smoke alarms sold by the Company's subsidiary, USI ELECTRIC, INC. The decrease in other sales resulted from lower demand for certain of the Company's products with lower gross margins included in the September, 1999 results.

Net Income - The Company reported net income of $5,490 for the quarter ended September 30, 2000 compared to a net loss of $663,114 for the corresponding quarter of the prior fiscal year. The increase in net income resulted from higher gross margins which increased to 36% from 26%, excluding reserve, resulting from a different product sales mix and higher Joint Venture earnings. Included in the September, 1999, results was a $495,000 reserve for the discontinuance of the Company's telephone and video product lines and higher selling, general and administrative expenses.

Expenses - Research, selling, general and administrative expenses decreased by $9,757 from the comparable three months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 35% for the three months ended September 30, 2000 and 34% for the same period in the last fiscal year.

Interest Expense and Income - The Company's interest expense was
$65,019 for the quarter ended September 30, 2000 compared to $32,578 for the comparable period in 1999. The increase in interest expense resulted from the debt service related to higher levels of inventory and higher interest rates.

Financial Condition and Liquidity - Cash needs of the Company are currently met by funds generated from operations and the Company's line of credit with a financial institution, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum bank line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $2,092,685 has been utilized in letter of credit commitments and short-term borrowings as of September 30, 2000. As of September 30, 2000, the amount available for borrowings under the line was approximately $25,000 based on the specified percentages.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating activities used cash of $1,294,559 for the six months ended September 30, 2000. This was primarily due to increases in accounts receivable of $349,988 and $932,835 in inventory and prepaid expenses. Accounts receivable increased due to the addition of a different customer base which required extended dating terms. Inventories were higher due to a seasonal build-up and the addition of several new products, such as Ground Fault Circuit Interrupters and Door Chimes. For the same period last year, operating activities used cash of $1,121,343.

Investing activities used cash of $4,164 in the current quarter.
For the same period last year, investing activities provided cash of $2,076,887. This resulted primarily from the proceeds of the sale of the building.

Financing activities provided cash of $1,236,583, primarily due to increased borrowings under the line of credit. For the same period last year, financing activities used cash of $956,764, primarily due to the repayment of the mortgage from the proceeds on the sale of the building.

The Company believes that its line of credit and working capital provide sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months.

Hong Kong Joint Venture - Net sales of the joint venture for the six months and three months ended September 30, 2000 were $3,866,428 and $1,855,213, respectively, compared to $2,962,390 and
$1,187,525, respectively, for the comparable six months and three months in the prior fiscal year.

Net income for the six months and three months ended September 30, 2000 was $368,531 and $115,689, respectively, compared to $242,614 and $24,188, respectively, in the comparable six months and three months last year.

Cash needs of the Hong Kong joint venture are currently met by funds generated from operations. During the six months ended September 30, 2000, working capital increased by $866,958 from $2,432,197 on March 31, 2000 to $3,299,155 on September 30, 2000.

Quantitative and Qualitative Disclosures About Market Risk - No material changes have occurred in the quantitative and qualitative market risk disclosures of the Company as presented in the Company's Annual Report Form 10-K for the year ended March 31,
2000.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
PART II

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On September 28, 2000, the Company held its Annual
Meeting of Shareholders. The only matter to the shareholders for a vote was the election of directors.

           The nominees submitted for election as directors were Michael Kovens, Stephen C. Knepper and Harvey Grossblatt. The votes for, against and abstained were as follows:

                          FOR          AGAINST          ABSTAINED

Michael Kovens          843,846         6,490              250
Stephen C. Knepper      843,846         6,415              250
Harvey Grossblatt       843,846         6,565              250

           As a result, all of the nominees were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualify.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

UNIVERSAL SECURITY INSTRUMENTS, INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               UNIVERSAL SECURITY INSTRUMENTS, INC.



Dated: November 13, 2000       Harvey Grossblatt
                               HARVEY GROSSBLATT
                               President, Chief Financial Officer