Form 10-Q
period 2000-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2001-02-20
CIK 102109

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the Quarter ended December 31, 2000

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

      Date                     Class                Shares Outstanding
February 19, 2001    Common Stock, $.01 par value       912,270

         UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES



                                 INDEX



Part  I -  FINANCIAL INFORMATION

           Item l.  Financial Statements

           Consolidated balance sheets at December 31, 2000 and March 31, 2000

           Consolidated statements of operations for the nine months ended December 31, 2000 and 1999 and three months ended December 31, 2000 and 1999

           Consolidated statements of cash flows for the nine months ended December 31, 2000 and 1999

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




ASSETS

                                    December 31, 2000  March 31, 2000

CURRENT ASSETS
  Cash                                    $   25,602      $   92,017
  Accounts receivable:
    Trade (less allowance for
      doubtful accounts of $100,000
      at December 31, 2000 and
      March 31, 2000)                      1,326,154         595,880
    Officers and employees                       599           4,845

                                           1,326,753         600,725

  Inventories:
    Finished goods                         2,495,303       1,912,987
    Raw materials-foreign locations           12,682          25,071

                                           2,507,985       1,938,058

  Prepaid expenses                            83,685          91,754

TOTAL CURRENT ASSETS                       3,944,025       2,722,554

INVESTMENT IN JOINT VENTURE                2,442,477       2,377,766

PROPERTY, PLANT AND EQUIPMENT - NET          334,306         363,920

OTHER ASSETS                                  14,305          12,305

TOTAL ASSETS                              $6,735,113      $5,476,545


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)




LIABILITIES AND SHAREHOLDERS' EQUITY

                                  December 31, 2000    March 31, 2000

CURRENT LIABILITIES
  Short-term borrowings                $ 2,271,217       $   817,714
  Accounts payable                         271,192           399,100
  Accrued liabilities                      224,156           121,497
  Current obligations under
    capital lease                           15,730            15,730

TOTAL CURRENT LIABILITIES                2,782,295         1,354,041

LONG-TERM OBLIGATIONS UNDER
CAPITAL LEASE                               48,881            60,260

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value
    per share; authorized
    20,000,000 shares; issued
    912,270 shares at December
    31, 2000 and March 31, 2000              9,123             9,123
  Additional paid-in capital            10,533,310        10,533,310
  Retained earnings (deficit)           (6,638,496)       (6,480,189)

TOTAL SHAREHOLDERS' EQUITY               3,903,937         4,062,244

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                   $ 6,735,113        $ 5,476,545


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                            For the Nine Months Ended
                                           December 31,   December 31,
                                               2000           1999

Net sales                                   $6,313,660     $6,271,631

Cost of goods sold                           4,421,734      5,197,728

GROSS PROFIT                                 1,891,926      1,073,903

Research and development expense               133,414        149,014

Selling, general and
  administrative expense                      1,798,063     1,726,765

Operating loss                                 (39,551)      (801,876)

Other income (expense):
  Interest income                                  233            216
  Interest expense                            (183,683)      (125,066)
  Gain on sale of building                                    804,861
  Other                                            (17)       (14,803)

                                              (183,467)       665,208

LOSS BEFORE EQUITY IN
EARNINGS OF JOINT VENTURE                     (223,018)      (136,668)

Equity in earnings of joint venture             64,711        174,892

NET (LOSS) INCOME                           $ (158,307)    $   38,224


Net (loss) income per common
  share amounts:
    Basic and diluted                             (.17)           .04

Weighted average number of common
  shares outstanding
    Basic and diluted                          912,270        900,518

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                           For the Three Months Ended
                                          December 31,   December 31,
                                              2000           1999


Net sales                                  $2,522,377      $2,391,966

Cost of goods sold                          1,812,298       1,765,455

GROSS PROFIT                                  710,079         626,511

Research and development expense               48,704          34,182

Selling, general and
  administrative expense                      660,115         550,418

Operating income                                1,260          41,911

Other income (expense):
  Interest income                                   -              89
  Interest expense                            (77,969)        (44,435)
  Other                                            (6)           (681)

                                              (77,975)        (45,027)

LOSS BEFORE EQUITY IN (LOSS) EARNINGS
OF JOINT VENTURE                              (76,715)         (3,116)

Equity in (loss) earnings of
  joint venture                              (119,555)         53,585

NET (LOSS) INCOME                          $ (196,270)     $   50,469



Net (loss) income per common
  share amounts:
    Basic and diluted                            (.22)            .06

Weighted average number of common
  shares outstanding
    Basic and diluted                         912,270         906,520

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                 For the Nine Months Ended
                                                December 31,   December 31,
                                                    2000           1999

OPERATING ACTIVITIES
  Net (loss) income                             $  (158,307)   $    38,224
  Adjustments to reconcile net
    (loss) income to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                  34,867         19,693
      Undistributed earnings of
        Joint venture                               (64,711)      (174,892)
      Gain on sale of building                                    (804,861)
      Changes in operating assets
        and liabilities:
          (Increase) in accounts receivable        (726,028)      (999,420)
          (Increase) decrease in inventories and
            prepaid expenses                       (561,858)        94,929
        (Decrease) increase in accounts payable
          and accrued expenses                      (25,249)       314,538
        Increase in other assets                     (2,000)        (6,305)

NET CASH (USED IN) OPERATING ACTIVITIES          (1,503,286)    (1,518,094)

INVESTING ACTIVITIES
  Proceeds from sale of building                          -      2,079,785
  Purchase of equipment                              (5,253)       (83,395)

NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                               (5,253)     1,996,390

FINANCING ACTIVITIES
  Net borrowings of short-term debt               1,453,503        653,524
  Principal payments on long-term debt              (11,379)
  Payment of debt related to assets held
    for sale                                                    (1,246,973)
  Issuance of common stock                                -         34,116

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                            1,442,124       (559,333)

(DECREASE) IN CASH                                  (66,415)       (81,037)

Cash at beginning of period                          92,017        193,107

CASH AT END OF PERIOD                           $    25,602    $   112,070

Supplemental information:
  Interest paid                                 $   183,683     $  125,066
  Income taxes paid                                       -              -

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

Income Taxes - No income tax expense has been provided for the period ended December 31, 2000 as a result of the carryforward of prior year's operating losses.

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong joint venture)
which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. The following represents summarized balance sheet and income statement information of the Hong Kong joint venture for the nine months ended December 31, 2000 and 1999:
                                    2000                1999
      Net sales                  $4,964,858          $4,692,110
      Gross profit                1,063,519           1,218,369
      Net income                    129,425             346,782
      Total current assets        3,309,276           3,207,530
      Total assets                5,539,066           5,509,012
      Total liabilities             901,146             646,163

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Item 2.

Nine Months Ended December 31, 2000 Compared to
Nine Months Ended December 31, 1999

Sales - Net sales for the nine months ended December 31, 2000 were $6,313,660 compared to $6,271,631 for the comparable nine months in the prior fiscal year, an increase of $42,029. Net sales of security products increased by $801,866 and other products decreased by $759,837. The increase in security sales resulted primarily from increased demand for certain of the Company's security products. The decrease in other sales resulted from lower demand for certain of the Company's products.

Net Income - The Company reported net loss of $158,307 for the nine months ended December 31, 2000 compared to a net income of $38,224 for the corresponding nine months of the prior fiscal year.
The increase in net loss resulted from lower Joint Venture earnings, higher selling, general and administrative expenses for the Company's subsidiary, USI ELECTRIC, INC. and higher interest costs partially offset by higher gross margins from higher USI ELECTRIC, INC. sales.

Expenses - Research, selling, general and administrative expenses increased by $55,698 from the comparable nine months in the prior year. Selling, general and administrative expenses increased in support of higher USI ELECTRIC, INC. sales, partially offset by lower research costs.

As a percentage of sales, research, selling, general and administrative expenses were 31% for the nine months ended December 31, 2000 and 30% for the same period in the prior fiscal year.

Interest Expense and Income - The Company's interest expense, net of interest income, was $183,450 for the nine months ended December 31, 2000 compared to $124,850 for the same period in 1999. The increase in interest expense resulted from financing higher levels of inventory and higher interest rates. The primary reason for higher levels in inventory and accounts receivable is the addition of a different customer base serviced by the Company's new subsidiary, USI ELECTRIC, INC., which requires extended dating and higher levels of inventory.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Three Months Ended December 31, 2000 Compared to
Three Months Ended December 31, 1999

Sales - Net sales for the three months ended December 31, 2000 were $2,522,377 compared to $2,391,966 for the comparable three months in the prior fiscal year, an increase of $130,411. Net sales of security products increased by $263,199 and other products decreased by $132,788. The increase in security sales resulted primarily from increased demand for certain of the Company's security products. The decrease in other sales resulted from lower demand for certain of the Company's products.

Net Income - The Company reported a net loss of $196,270 for the quarter ended December 31, 2000 compared to net income of $50,469 for the corresponding quarter of the prior fiscal year. The decrease resulted from lower joint venture earnings, higher selling, general and administrative costs and higher interest costs, partially offset by higher gross margins from higher USI ELECTRIC, INC. sales.

Expenses - Research, selling, general and administrative expenses increased by $124,219 from the comparable three months in the prior year. Research, selling, general and administrative expenses increased in support of higher USI ELECTRIC, INC. sales. As a percentage of sales, research, selling, general and administrative expenses were 28% for the three months ended December 31, 2000 and 24% for the same period in the last fiscal year.

Interest Expense and Income - The Company's interest expense, net of interest income, was $77,969 for the quarter ended December 31, 2000 compared to $44,346 for the comparable period in 1999. The increase in interest expense resulted from higher levels of inventory and accounts receivable as well as higher rates of interest.

Financial Condition and Liquidity - Cash needs of the Company are currently met by funds generated from operations and the Company's line of credit with a financial institution, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company has a factoring agreement with this financial institution for its trade accounts receivable. The Company's maximum bank line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $2,435,737 has been utilized in letter of credit commitments and short-term borrowings as of December 31, 2000. As of December 31, 2000, the amount available for borrowings under the line was approximately $25,000 based on the specified percentages.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to 1.5% in excess of the prime rate of interest charged by the Company's lender. The loan is collateralized by the Company's accounts receivable and inventory and a 1.5 acre parcel of the Company's real estate.

Operating activities used cash of $1,503,286 for the nine months ended December 31, 2000. This was primarily due to increases in accounts receivable of $726,028 and inventory of $561,858. For the same period last year, operating activities used cash of $1,518,094.

Investing activities used cash of $5,253 for the nine months ended December 31, 2000. Investing activities provided cash of $1,996,390 for the nine months ended December 31, 1999. This resulted primarily from the proceeds of the sale of the Company's headquarters.

Financing activities provided cash of $1,442,124, primarily due to net borrowings of short-term debt. For the same period last year, financing activities used cash of $559,333.

The Company believes that its line of credit and its working capital provide it with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months.

Hong Kong Joint Venture - Net sales of the joint venture for the nine months and three months ended December 31, 2000 were $4,964,858 and $1,098,430, respectively, compared to $4,692,110 and $1,729,720, respectively, for the comparable nine months and three months in the prior fiscal year. The decrease in sales for the three month period was primarily due to reduced purchases from UNIVERSAL. The increase in sales for the nine months was a result of higher sales to other customers.

Net income for the nine months ended December 31, 2000 was $129,425 and a loss of $239,106 for the three months ended December 31, 2000, compared to net income of $346,782 and $104,168, respectively, in the comparable nine months and three months last year. The lower net income for the three months and nine months ended December 31, 2000 resulted primarily from lower gross margins.

Cash needs of the Hong Kong joint venture are currently met by funds generated from operations. During the nine months ended December 31, 2000, working capital increased by $665,774 from $2,432,197 on March 31, 2000 to $3,097,971 on December 31, 2000.

Item 3.

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


                                     UNIVERSAL SECURITY INSTRUMENTS, INC.



Dated:  February 19, 2001            Harvey Grossblatt
                                     HARVEY GROSSBLATT
                                     President, Chief Financial Officer