Form 10-K
period 2001-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2001-07-13
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended March 31, 2001

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2001:

Common Stock, $.01 Par Value - $578,208

The number of shares outstanding of the issuer's classes of common stock as of June 30, 2001:

Common Stock, $.01 Par Value - 912,270 shares
ITEM 1.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws.
These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will",
"should", or "anticipates" or similar terminology, or by discussions of strategy. These statements reflect the reasonable judgment of our management with respect to future events and are subject to risk and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs or goals will not change. Our actual results could be very different from, and worse than, our expectations for various reasons, including factors that may affect future results discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations. Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, an SEC-reporting company that identifies forward-looking statements and warns investors that actual results could differ materially from those in the forward-looking statements, will not be liable for any private action arising under the Securities Act of 1933 based on such forward-looking statements.

BUSINESS

GENERAL

Universal Security Instruments, Inc. (the "Company" or "USI") was incorporated in the State of Maryland in 1969. Its principal offices are located at 7-A Gwynns Mill Court, Owings Mills, MD 21117 and its telephone number is 410-363-3000.

The Company designs and markets a variety of popularly-priced security and private label products which currently consist primarily of smoke alarms and related products. Most of the Company's products either require minimal installation, or are designed for easy installation by the consumer without professional assistance and requiring little or no technical knowledge.

Prior to 2000, the Company also designed and marketed a variety of telecommunication and video products. Due to the low margins realized on its telecommunications and video products, the Company has focused its business primarily on security products. As a result, the Company
(i) changed its marketing of telecommunications and video products to concentrate virtually exclusively on made-to-order private label sales, and (ii) entered into the electrical distribution market with an enhanced and newly packaged line of smoke alarms as well as its other security products. The electrical distribution trade covers electrical and lighting distributors as well as manufactured housing companies.

The Company imports virtually all of its products from various suppliers overseas. For the fiscal year ended March 31, 2001, approximately 66% of the Company's purchases are bought from a Joint Venture with a Hong Kong Corporation (Hong Kong Joint Venture), in which the Company owns a 50% interest, that has manufacturing facilities in the People's Republic of China.
                                 - 2 -
The Company's sales for the year ended March 31, 2001 were $7,731,501 compared to $7,667,530 for the year ended March 31, 2000, an increase of approximately 1%.

The Company reported a net loss of $758,940 in fiscal 2001 compared to a net income in fiscal 2000 of $41,056 for its prior fiscal year. The main reason for the decrease in earnings was higher selling, general and administrative expenses and interest cost and lower Hong Kong Joint Venture earnings. Included in fiscal 2000 results was the sale of the Company's headquarters which resulted in a gain of $804,861, partially offset by a write-off of obsolete inventory of $495,000.

SECURITY PRODUCTS

The Company markets a complete line of smoke alarms under the trade names "USI ELECTRIC," "UNIVERSAL" and "Smoke Signaltm" all manufactured by the Hong Kong Joint Venture.

The line of smoke alarms consists of battery, electrical and electrical with battery backup alarms with different types of batteries and different battery lives and some with alarm silencers. The alarms marketed to the electrical distribution trade also include hearing impaired and heat alarms with a variety of additional features. The Company also markets a line of electronically advanced outdoor floodlights under the name "Lite Aidetm," whose features include special sensors that activate automatic lighting mechanisms and a quartz halogen system, offering the consumer a variety of dependable outdoor security lighting systems. In addition, the Company markets carbon monoxide alarms, door chimes and a ground fault circuit interrupter which was introduced last year.

Sales of the Company's security products aggregated $6,487,456 or approximately 84% of total sales in the fiscal year ended March 31, 2001 and $6,618,178 or approximately 86% of total sales in the fiscal year ended March 31, 2000. This decrease in sales volume was due primarily to lower export sales.

The Company is focusing its sales and marketing efforts to maximize security product sales, especially smoke alarms manufactured by its Hong Kong Joint Venture and marketed to the electrical distribution trade.

OTHER PRODUCTS

The Company markets a variety of private label products on a made-to-order basis, such as telephones and video products. The majority of these products are produced by the Hong Kong Joint Venture.

For the fiscal year ended March 31, 2001, sales of the Company's private label products aggregated $1,244,045 or 16% of total sales. For the fiscal year ended March 31, 2000, sales of these products were $1,049,352 or 14% of total sales. The primary reason for the increase in sales was increased private label customers.

FCC REGULATION

The Federal Communications Commission (FCC) establishes technical standards for certain of the Company's telecommunications products. These regulations have had no material effect upon the Company's business or its products to date, and all products subject to such regulation comply with the FCC requirements.

                                 - 3 -
IMPORT MATTERS

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

The Company's purchases are subject to delays in delivery due to problems with shipping and docking facilities, as well as other problems associated with purchasing products abroad. The Company imports a majority of its products from the People's Republic of China. The loss of China's Most Favored Nation status with the United States would substantially increase tariffs on imports from China and would most likely have a material adverse impact on the Company's business until competitive alternative sources of supply could be obtained.

SALES AND MARKETING

The Company's products are generally marketed to retailers, wholesale distributors, home centers, catalog and mail order companies and to other distributors. Sales are made both by the Company and by approximately 16 independent sales organizations (for Universal Security Instruments, Inc.) which are compensated by commissions. The Company has agreements with the sales organizations which are cancelable by either party upon 30 days notice. The Company does not believe that the loss of any one of these organizations would have a material adverse effect upon its business.

The Company also promotes its products through its own sales catalogs and brochures, which are mailed directly to trade customers. The Company's customers, in turn, advertise the Company's products in their own catalogs and brochures and in their ads in newspapers and other media. The Company also exhibits and sells its products at various trade shows, including the annual National Hardware Show in Chicago, Illinois. The Company's domestic marketing strategy is designed to attract retailing customers outside the consumer electronics industry, such as variety stores and home centers.

Sales by the Company are also made by officers and full-time employees of the Company, five of whom are also engaged in sales management and training. Sales outside the United States, which are made by officers of the Company and through exporters, were less than 5% of total sales in fiscal 2001. The Company's foreign marketing strategy is to increase sales of products to overseas markets through advertising in trade shows and foreign trade magazines.

The Company's products have historically been retailed to "do-it-yourself" consumers by chain, discount, electrical, building supply, electrical distributors and hardware stores, as well as through catalogs. The Company also distributes its products through special markets such as premium/incentive and direct mail. The Company does not currently market any significant portion of its products directly to end users.
                                 - 4 -
In 1999, the Company formed a new subsidiary, USI ELECTRIC, INC. for the purpose of selling security products to the electrical distribution trade and the manufactured home industry manufacturers. USI ELECTRIC has established a national distribution system with eight regional stocking warehouses throughout the United States which enables customers to receive their orders the next day without paying for overnight freight charges. The subsidiary (USI ELECTRIC) has hired two sales personnel from the electrical distribution trade and has engaged 26 independent sales organizations which represent approximately 200 sales representatives, some of which have warehouses where USI ELECTRIC products are maintained for sale.

The Company's backlog of orders believed to be firm as of March 31, 2001 was approximately $229,350. The Company's backlog as of March 31, 2000 was approximately $791,000. The decrease in backlog is a function of the timing of orders received from its customers.

SUPPLIERS - HONG KONG JOINT VENTURE

The Company has a 50% interest in a Hong Kong Joint Venture which has manufacturing facilities in the People's Republic of China, for the manufacturing of certain consumer electronic products sold by the Company.

The Company believes that this Hong Kong Joint Venture arrangement will ensure a continuing source of supply for a majority of the Company's security products at competitive prices. At the present time, the Company buys approximately 66% of its total purchases from the Hong Kong Joint Venture. The products produced by the Hong Kong Joint Venture include smoke alarms and certain models of telecommunications products. The Company is currently pursuing the development of additional products such as photoelectric smoke alarms and carbon monoxide alarms to be produced by the Hong Kong Joint Venture. Changes in economic and political conditions in China could adversely affect the value of the Company's investment in the Hong Kong Joint Venture. Refer to Note C of the Financial Statements for a comparison of annual sales and earnings of the Hong Kong Joint Venture. In the past two fiscal years, the Hong Kong Joint Venture has increased its sales to customers other than the Company.

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

COMPETITION

In fiscal year 2001, sales of smoke alarms accounted for approximately 84% of total sales. In the sale of smoke alarms, the Company competes in all of its markets with First Alert, Firex and Walter Kidde. All of these companies have greater financial resources and financial strength than the Company. The Company believes that its security products compete favorably with other such products in the market primarily on the basis of styling and pricing.

                                 - 5 -
The security industry in general involves changing technology, and the success of the Company's products may depend on the Company's ability to improve and update its products in a timely manner and to adapt to new technological advances.

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

The property was sold for a price of $2.2 million to KA Real Estate Associates, LLC. After deducting the mortgage and settlement charges, the Company received cash of approximately $830,000. The
Company reported, in its quarter ending June 30, 1999, a gain on the sale of this property of approximately $800,000.

The Company retained ownership of approximately 1-1/2 acres of undeveloped land adjacent to the Company's former headquarters property which the Company sold. This property is held as collateral by the Company's prime lender. Subsequent to year end, the Company plans to sell this property.

The Company believes that its current facilities, and those of the Hong Kong Joint Venture, are suitable and adequate.

ITEM 3.

LEGAL PROCEEDINGS

None.

                                - 6 -
ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                               PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded on the Over-The-Counter (OTC) Bulletin Board market through which real-time quote, price and volume information is a service provided by the NASDAQ Stock Market, Inc. under the symbol USEC.

Approximately 42% of the Company's 912,270 outstanding shares of common stock were held in street name by an unknown number of beneficial owners since it does not reflect persons or entities that hold our stock in "Street" name or through various brokerage firms.

The following table shows the fiscal 2001 and 2000 quarterly high and low bid prices for the Company's common stock as reported by NASDAQ. The bid quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions and may not represent actual transactions.

Fiscal year ended March 31, 2001

                                    Bid Prices
                               High            Low
     First Quarter             3.63            2.13
     Second Quarter            4.13            2.25
     Third Quarter             3.88            2.00
     Fourth Quarter            2.25            1.25

Fiscal year ended March 31, 2000

                                    Bid Prices
                               High            Low
     First Quarter             1.63            1.00
     Second Quarter            1.63            1.00
     Third Quarter             2.00            1.28
     Fourth Quarter            4.00            1.63

On June 30, 2001, the closing quotation for our common stock as reported on the OTC Bulletin Board was $1.20. You should obtain current market quotations for our common stock because the market price of our stock may fluctuate greatly. You can obtain these quotations from various websites or by calling your broker.

As of March 31, 2001, there were approximately 167 holders of record of the Company's common stock.

The Company has not paid any cash dividends on its common stock in the last three years. It is the Company's present intention to retain all earnings for use in its future operations.

                                 - 7 -
ITEM 6.

SELECTED FINANCIAL DATA

The selected consolidated financial data for each of the five years ended March 31, 2001 have been derived from the audited consolidated financial statements. The information set forth below in not necessarily indicative of results of future operations.

                                   Years Ended March 31,
                2001          2000         1999         1998         1997

Consolidated Statement of Operations Data:

Net sales   $ 7,731,501  $ 7,667,530  $ 9,071,628  $11,566,317  $15,423,149

Loss before
  equity in
  earnings (loss)
  of Hong Kong
  Joint Venture
  and income
  taxes            (799,183)     (95,925)  (1,119,154)    (414,351)  (1,332,427)

Net (loss) income  (758,940)      41,056     (806,552)    (445,126)  (1,483,438)

Per common share:
  Loss before
  equity in
  earnings (loss)
  of Hong Kong
  Joint Venture
  and income taxes
    - basic (1)        (.88)        (.11)       (1.30)        (.51)       (1.64)
    - diluted (1)      (.88)        (.10)       (1.30)        (.51)       (1.64)

  Net (loss) income
     - basic (1)       (.83)         .05         (.93)        (.55)       (1.83)
     - diluted(1)      (.83)         .04         (.93)        (.55)       (1.83)

Weighted average number
  of common shares
  outstanding
    - basic(1)      912,270      903,495      863,706      811,397      811,397
    - diluted(1)    912,270      938,807      863,706      811,397      811,397

Consolidated Balance Sheet Data:

Total assets      5,907,355    5,476,545    6,402,120    7,705,310    9,557,116

Long-term debt
  (non-current)      45,088       60,260          -0-    1,246,861    1,344,211

Working capital     585,032    1,368,513    1,514,425    2,130,408    2,253,553

Current ratio (2) 1.23 to 1    2.01 to 1    1.63 to 1    2.25 to 1    1.75 to 1

Shareholders'
  equity          3,303,304    4,062,244    3,987,072    4,747,351     5,192,477


(1) All per share amounts and number of outstanding shares have been restated to reflect the one-for-four reverse stock split as of February 27, 1998.

(2) The current ratio is calculated by dividing current assets by current liabilities.

                                             - 8 -
Quarterly Results of Operations (Unaudited):

The unaudited quarterly results of operations for fiscal years 2001 and 2000 are summarized as follows:

                                         Quarter Ended
2001               June 30,     September 30,      December 31,       March 31,

Net sales        $2,051,116        $1,740,167       $2,522,377       $1,417,841

Gross profit        560,396           621,451          710,079          186,959

Net earnings
  (loss)             32,473             5,490         (196,270)        (600,633)

Earnings (loss)
  per share
    - basic             .04               .01             (.22)            (.66)

Earnings (loss)
  per share
    - diluted           .03               .01             (.22)            (.66)


                                         Quarter Ended
2000               June 30,     September 30,      December 31,       March 31,

Net sales        $2,058,352        $1,821,314       $2,391,966       $1,395,898

Gross profit        471,316           (23,921)         626,511          611,310

Net earnings
  (loss)            650,869          (663,114)          50,469            2,832

Earnings (loss)
  per share
    - basic             .73              (.73)             .06              .00

Earnings (loss)
  per share
    - diluted           .67              (.73)             .06              .00

                                             - 9 -

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

SALES

In fiscal year 2001, sales increased by $63,971 (1%) from the prior year. While the Company's sales remained relatively constant with the prior year, the focus on marketing to the electrical distribution trade through USI ELECTRIC generated an increase in sales to this market of approximately $4,300,000 from approximately $1,800,000 in 2000. The Company experienced a corresponding decrease in sales from its retail and wholesale distribution customers. This is consistent with the Company's change in marketing focus discussed in Item 1.

In fiscal year 2000, sales decreased by $1,404,098 (15%) from the prior year. This decrease was primarily due to decreased demand for certain of the Company's private label products, which amounted to $2,882,357, partially offset by an increase in security products of $1,478,259.

GROSS PROFIT

The gross profit was 27% and 22% for the fiscal years 2001 and 2000. The principal cause for the lower gross profit in fiscal year
2000 is due to a $495,000 write-off of abandoned and slow moving inventory.

EXPENSES

In fiscal year 2001, selling, general and administrative expenses increased by approximately $214,013 (10%) from the prior year. As a percentage of sales, selling, general and administrative expenses were 32% for the fiscal year ended March 31, 2001 and 29% for the prior year. The increases resulted from higher costs, such as sales commissions and freight, associated with the Company's subsidiary, USI ELECTRIC, INC.

In fiscal year 2000, selling, general and administrative expenses increased by approximately $177,348 (9%) from the prior year. The increase resulted from higher staffing levels for the Company's subsidiary, USI ELECTRIC, INC. which was founded in 1999. As a percentage of sales, selling, general and administrative expenses were 29% for the fiscal year ended March 31, 2000 and 23% for the prior year.

Management believes that as sales continue to increase that selling, general and administrative expenses will also continue to increase in the future.

INTEREST EXPENSE

Interest expense for fiscal 2001 increased to $248,135 from $140,635 in fiscal 2000 due primarily to higher levels of borrowings and higher interest rates.




                                 - 10 -
Interest expense for fiscal 2000 decreased to $140,635 from $230,625 in fiscal 1999 due primarily to the sale of the Company's headquarters and payoff of the related mortgage in June 1999.

INCOME TAX

We did not make any provision for federal or state income taxes in each of the three years in the period ended March 31, 2001 due to our operating loss carry forward for income tax purposes. A valuation allowance has been established and, accordingly, no benefit has been recognized for our net operating losses and other deferred tax assets.

FINANCIAL CONDITION AND LIQUIDITY

Cash needs of the Company are currently met by funds generated from operations and the Company's line of credit with a financial institution which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum line of credit is $7,500,000, however, based on specified by percentages of the Company's accounts receivable and inventory and letter of credit commitments, and at March 31, 2001, was limited to $1,866,000. Of this amount, $1,791,442 had been utilized in short-term borrowings, leaving $74,902 available under the line of credit as of March 31, 2001. The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to 1-1/2% in excess of the prime rate of interest charged by the Company's lender. The loan is collateralized by all the Company's accounts receivable, inventory and a 1.5 acre parcel of land which is adjacent to the Company's prior headquarters. During the year ended March 31, 2001, working capital decreased by $783,481, from $1,368,513 on March 31, 2000 to $585,032 on March 31, 2001.

Operating activities used cash of $1,004,749 for the year ended March 31, 2001. An increase of $133,421 from 2000 was primarily due to higher levels of accounts receivable and inventory and the funding of the net loss. For the prior fiscal year, operating activities used cash of $871,328 for the year ended March 31, 2000, which was offset by the gain on the sale of the Company's headquarters of $804,861.

Investing activities used cash of $11,182 for fiscal 2001. Investing activities provided cash of $1,990,941 in 2000, primarily due to the proceeds from the sale of the Company's headquarters.

Financing activities in 2001 provided cash of $958,556, due to short-term borrowings used to finance higher levels of accounts receivable and inventory. Financing activities in 2000 used cash of $1,220,703, primarily due to the repayment of the mortgage of $1,246,973 on the Company's headquarters facility which was sold in June 1999.

The Company believes without the sale of real estate it currently owns which it has listed for sale, or a distribution from its Hong Kong Joint Venture, which the Company is currently negotiating, that the Company's planned cash flow from operations, current availability under its line of credit and working capital may not be sufficient to

                                 - 11 -
continue the Company's current business plan, including continued expansion into the electrical distribution trade market. The Company, if necessary, could raise funds by selling other assets, including inventory, at prices less than market or implementing cost reductions. The Company believes that it could scale back operations further without negatively impacting business growth. The Company anticipates it will sell the real estate during the third or fourth quarter of fiscal year 2002.

HONG KONG JOINT VENTURE

In fiscal year 2001, sales of the Hong Kong Joint Venture were $6,053,815 compared to $5,517,170 and $6,440,817 in fiscal years 2000 and 1999, respectively.

Net income was $80,487 for the year ended March 31, 2001 compared to net income of $273,962 and $635,205 in fiscal years 2000 and 1999, respectively. The decrease in income for the years ended March 31, 2001 and 2000 was due primarily to higher selling, general and administrative expense.

Selling, general and administrative expenses were $1,448,320, $1,176,392 and $1,188,859 for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. As a percentage of sales, expenses were 24%, 21% and 18% for fiscal 2001, 2000 and 1999, respectively. The increase in expenses as a percentage of sales, in fiscal 2001 was primarily due to lower sales volume and higher selling, general and administrative expenses.

Interest income net of interest expense was $158,098 for the year ended March 31, 2001, compared to $140,425 and $132,591 in fiscal years 2000 and 1999, respectively.

Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During the year ended March 31, 2001, working capital increased by $188,935 from $2,432,197 on March 31, 2000 to $2,621,132 on March 31, 2001.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," Statement of
Financial Accounting Standard No. 137, "Accounting for Derivative Instrument and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." These statements require companies to record derivatives on the balance sheet as assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains or losses depends on the intended use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year beginning April 1, 2001. The Company does not expect the adoption of SFAS No. 133 will have a material effect on its consolidated financial statements.

                              - 12 -
Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Description
                                                                  Page
Report of Independent Certified Public Accountants                  14

Financial Statement Schedule:

     Consolidated balance sheets, March 31, 2001 and 2000           15

     Consolidated statements of operations for the years ended
       March 31, 2001, 2000 and 1999                                17

     Consolidated statements of shareholders' equity for the
       years ended March 31, 2001, 2000 and 1999                    18

     Consolidated statements of cash flows for the years ended
       March 31, 2001, 2000 and 1999                                19

     Notes to consolidated financial statements                     20

     Schedule II - Valuation and Qualifying Accounts                34

                                - 13 -
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors of
Universal Security Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. and subsidiaries (the Company) as of March 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our audits also included the Financial Statement Schedule listed in the index at Item
14. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Hong Kong Joint Venture, the Company's investment, which is accounted for using the equity method. The Company's investment of $2,418,010 and $2,377,766 in the Hong Kong Joint Venture's net assets at March 31, 2001 and 2000, and equity in earnings of $40,243, $136,981 and $312,602 for each of the three years in the period ended March 31, 2001 are included in the accompanying consolidated financial statements. The financial statements of the Hong Kong Joint Venture were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Hong Kong Joint Venture, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Universal Security Instruments, Inc. and subsidiaries as of March 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information required to be set forth therein.


GRANT THORNTON LLP
Baltimore, Maryland
June 8, 2001

                                    - 14 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

                                                      March 31,
                                                 2001          2000

CURRENT ASSETS
  Cash                                       $   34,642    $   92,017
  Accounts receivable:
    Trade (less allowance for doubtful
      accounts of $100,000 in 2001 and
      2000)                                     900,841       595,880
    Officers and employees                        7,048         4,845

                                                907,889       600,725
  Inventories:
    Finished goods                            2,143,793     1,912,987
    Raw materials - foreign locations                 -        25,071

                                              2,143,793     1,938,058

  Prepaid expenses                               57,671        91,754

TOTAL CURRENT ASSETS                          3,143,995     2,722,554

INVESTMENT IN HONG KONG JOINT VENTURE         2,418,010     2,377,766

PROPERTY AND EQUIPMENT, NET                     329,243       363,920

OTHER ASSETS                                     16,107        12,305

TOTAL ASSETS                                 $5,907,355    $5,476,545


See notes to consolidated financial statements.

                                 - 15 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      March 31,
                                                 2001          2000

CURRENT LIABILITIES
  Short-term borrowings                     $ 1,791,442   $   817,714
  Accounts payable                              614,280       399,100
  Accrued liabilities                           137,511       121,497
  Current obligations under capital lease        15,730        15,730

TOTAL CURRENT LIABILITIES                     2,558,963     1,354,041

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASE        45,088        60,260

COMMITMENTS

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value per
    share; authorized 20,000,000
    shares; issued and outstanding
    912,270 shares at both March 31,
    2001 and 2000.                                9,123         9,123
  Additional paid-in capital                 10,533,310    10,533,310
  Accumulated deficit                        (7,239,129)   (6,480,189)

TOTAL SHAREHOLDERS' EQUITY                    3,303,304     4,062,244

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 5,907,355   $ 5,476,545


See notes to consolidated financial statements.

                                 - 16 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Years ended March 31,
                                2001           2000           1999

Net sales                    $7,731,501     $7,667,530     $9,071,628

Cost of goods sold            5,652,616      5,982,314      7,770,737

GROSS PROFIT                  2,078,885      1,685,216      1,300,891

Research and development
  expense                       176,767        191,651        129,877

Selling, general and
  administrative expense      2,453,381      2,239,368      2,062,020

Operating loss                 (551,263)      (745,803)      (891,006)
Other income (expense):
  Interest income                   233            301          2,719
  Interest expense             (248,135)      (140,635)      (230,625)
  Gain from sale of
    building                          -        804,861              -
  Other                             (18)       (14,649)          (242)

                               (247,920)       649,878       (228,148)

LOSS BEFORE EQUITY IN
EARNINGS OF HONG KONG
JOINT VENTURE                  (799,183)       (95,925)    (1,119,154)


Equity in earnings of
  Hong Kong joint venture        40,243        136,981        312,602

NET (LOSS) INCOME            $ (758,940)    $   41,056     $ (806,552)

Net (loss) income per share
  Basic                      $     (.83)    $      .05     $     (.93)
  Diluted                    $     (.83)    $      .04     $     (.93)

Shares used in computing net
  (loss) income per share:
    Basic                       912,270        903,495        863,706
    Diluted                     912,270        938,807        863,706


See notes to consolidated financial statements.

                                   - 17 -

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                               Additional
                Common Stock      Paid-In
              Shares    Amount    Capital        Deficit      Total


Balance at
March 31,
  1998       811,584   $8,117  $10,453,927   $(5,714,693)  $4,747,351

Common stock
  sold to
  employee   113,636    1,136       98,864                    100,000

Common stock
  repur-
  chased     (37,950)    (380)     (53,347)                   (53,727)

Net loss                                        (806,552)    (806,552)

Balance at
March 31,
  1999       887,270    8,873   10,499,444    (6,521,245)   3,987,072


Common stock
  issued to
  employee    25,000      250       33,866                     34,116

Net income                                        41,056       41,056


Balance at
March 31,
  2000       912,270    9,123   10,533,310    (6,480,189)   4,062,244

Net loss                                        (758,940)    (758,940)


Balance at
March 31,
  2001       912,270   $9,123  $10,533,310   $(7,239,129)  $3,303,304

See notes to consolidated financial statements.

                                      - 18 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        Years Ended March 31,
CASH FLOWS FROM                     2001          2000         1999


OPERATING ACTIVITIES
  Net (loss) income              $ (758,940)  $   41,056    $(806,552)
  Adjustments to reconcile net
    (loss) income to net cash
    (used in)provided by
     operating activities:
      Depreciation and
        amortization                 45,858       31,736      141,161
      Undistributed earnings
        of Hong Kong
        Joint Venture               (40,243)    (136,981)     (12,603)
      Gain on sale of building            -     (804,861)           -
      Issuance of common stock to
        employee for services             -       34,116            -
      Inventory write-down                -      495,000            -

      Changes in operating assets
        and liabilities:
        (Increase) decrease in
          accounts receivable      (307,164)     (51,255)     704,068
        (Increase) decrease in
          inventories and
          prepaid expenses         (171,652)    (612,840)     542,619
        Increase (decrease) in
          accounts payable and
          accrued expenses          231,194      139,006     (268,991)
        (Increase) decrease in
          other assets               (3,802)      (6,305)      16,400

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES             (1,004,749)    (871,328)     316,102

INVESTING ACTIVITIES
  Proceeds from sale of
    building                              -    2,079,785            -
  Purchases of property
    and equipment                   (11,182)     (88,844)     (28,725)

NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                (11,182)   1,990,941      (28,725)

FINANCING ACTIVITIES
  Net borrowings (repayment)
    of short-term debt              973,728       31,230     (182,842)
  Principal payments of
    capital lease obligations       (15,172)      (4,960)     (16,078)
  Payment on legal settlement             -            -      (75,000)
  Payment of debt related to the
    sale of the building                  -   (1,246,973)           -
  Sale of common stock to
    employee                              -            -      100,000
  Purchase of common stock                -            -      (53,727)

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                958,556   (1,220,703)    (227,647)

NET (DECREASE) INCREASE
IN CASH                             (57,375)    (101,090)      59,730

CASH AT BEGINNING OF YEAR            92,017      193,107      133,377

CASH AT END OF YEAR             $    34,642   $   92,017   $  193,107

Supplemental information:
  Interest paid                 $   248,135   $  140,635   $  230,625
  Income taxes paid                       -            -            -

Non-cash investing and financing activity:
  The Company acquired equipment under capital lease obligations totaling $80,950 during the year ended March 31, 2000.

See notes to consolidated financial statements.

                                             - 19 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: The Company's primary business is the sale of security products to retailers, wholesale distributors and to the electrical distribution trade which includes electrical and lighting distributors as well as manufactured housing companies. The Company imports virtually all of its security and other products. The Company, as an importer, is subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions, including loss of Most Favored Nation status, and currency fluctuations.

The Company has had several consecutive years of operating losses and uses of cash from operations. Management believes that its change in business focus, availability under the line of credit, potential proceeds from the sale of its real estate, potential cash distribution from the Hong Kong Joint Venture and certain other cost reduction strategies will provide sufficient resources to meet the Company's operating cash flow requirements. However, there are no assurances that these events will occur.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition: The Company recognizes sales upon the shipment of its products net of applicable provisions for discounts and allowances.

Research and Development: Research and development costs are charged to operations as incurred.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Included as a component of finished goods inventory are additional non-material costs. These costs include freight, import duty and inspection fees as follows:
                                                Year Ended March 31,
                                                 2001           2000

Materials                                     $1,854,672    $1,748,687
Non-Materials                                    289,121       189,371
                                              $2,143,793    $1,938,058

The Company reviews inventory periodically to identify slow moving product lines. In relocating to its new space in December 1999, management wrote-off abandoned and slow-moving product line inventory totaling $495,000 in the year ended March 31, 2000.

                               - 20 -
Property and Equipment: Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization is provided by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are as follows:

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

Net Income (Loss) per Share: The Company reports basic and diluted earnings per share. Basic earnings per share exclude dilution and are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss), adjusted by the assumed conversion of any potential common share equivalents, including stock options, by the weighted number of common shares and common share equivalents (unless their effect is anti-dilutive) outstanding. Common stock equivalents totaling 912,270 and 867,706 at March 31, 2001 and 1999, respectively, were not included in the computation of diluted loss per share, because to do so would have been anti-dilutive.

Recently Issued Accounting Standards: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and the Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." These statements require companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains or losses depends on the intended use of the derivative and its resulting designation. The statement was originally effective for fiscal years beginning after June 15, 1999. In July 1999, FASB delayed implementation of this standard for one year, to June 30, 2000. The Company will adopt SFAS 133 in the first quarter of fiscal year 2002. The Company does not expect the adoption of SFAS No. 133 will have a material effect on its consolidated financial statements.

                                   - 21 -
NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                     March 31,
                                                2001            2000
Land and improvements                         $174,034        $174,034
Leasehold improvements                          71,885          69,573
Machinery and equipment                        157,626         151,686
Furniture and fixtures                         154,533         154,004
Computer equipment                              64,254          61,853
Equipment held under capital lease              80,950          80,950
                                               703,282         692,100
Less accumulated depreciation
  and amortization                             374,039         328,180

                                              $329,243        $363,920


Universal Security Instruments, Inc. sold its headquarters facility in Owings Mills, MD, on June 16, 1999 for $2.2 million to KA Real Estate Associates, LLC, and recognized a gain of $804,861.


NOTE C - INVESTMENT IN HONG KONG JOINT VENTURE

The Company holds a 50% interest in a Joint Venture with a Hong Kong Corporation, which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. As of March 31, 2001, the Company has an investment balance of $2,418,010 for their 50% interest in the Hong Kong Joint Venture.

The following represents summarized financial information from the financial statements of the Hong Kong Joint Venture as of March 31, 2001 and 2000 and for the years ended March 31, 2001, 2000 and 1999. This information was audited by other accountants and their report is included at March 31, 2001 and 2000. Amounts due the Hong Kong Joint
Venture included in accounts payable totaled $368,511 and $127,719, respectively. The Company incurred interest cash charged by the Hong Kong Joint Venture of $26,762, $7,301 and $1,765 during the years ended
March 31, 2001, 2000 and 1999, respectively, related to its purchases.

                                               As of the
                                         years ended March 31,
                                   2001          2000          1999


Current assets                  $3,683,048    $3,343,848
Property and other assets        2,205,082     2,301,452

Total                           $5,888,130    $5,645,300

Current liabilities             $1,061,915    $  922,963
Non-current liabilities             43,047        38,520
Shareholders' equity             4,783,168    $4,683,817

Total                           $5,888,130    $5,645,300

Net sales                       $6,053,815    $5,517,170    $6,440,817
Gross profit                     1,305,164     1,248,979     1,537,855
Net income (loss)                   80,487       273,962       625,205

                                 - 22 -
During the years ended March 31, 2001, 2000 and 1999, the Company purchased $3,841,325, $4,567,052 and $4,365,481, respectively, of finished product from the Hong Kong Joint Venture, which represents 66%, 79% and 81%, respectively, of the Company's total finished product purchases at March 31, 2001 and 2000. Amounts due the Hong Kong Joint Venture included in Accounts Payable totaled $368,511, $127,719 and $49,285, respectively. The Company incurred interest costs charged by the Hong Kong Joint Venture of $26,762, $7,301 and $1,765 during the years ended March 31, 2001, 2000 and 1999, respectively related to its purchases.

NOTE D - DEBT

Debt consisted of the following:

                                               Year Ended March 31,
                                                2001          2000

Short-term borrowings                        $1,791,442      $817,714

The short-term borrowings relate to the Company's agreement with a financial institution to provide a maximum line of credit based on the of the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. The agreement with the financial institution constitutes a factoring relationship wherein the Company pays a 1% fee for all receivables accepted by the financial institution. However, the Company has not met all the sale criteria under SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and therefore the transaction is accounted for as a financing. The short-term borrowings consist of a revolving line of credit and letters of credit. The outstanding principal balance of the revolving credit line is payable on demand. The interest rate on the revolving credit line is equal to 1-1/2% in excess of the prime rate of interest (9%) at March 31,
2001).
As of March 31, 2001, the amount available for borrowings under the line was $74,902 based on the specified percentages. The loan is collateralized by the Company's accounts receivable, inventory and a
1.5 acre parcel of the Company's real estate. The weighted average interest rate on outstanding short-term borrowings for the years ended March 31, 2001, 2000 and 1999 was 9.29%, 9.71% and 9.62%,
respectively.


NOTE E - LEASES

The Company entered into capital lease agreements for various equipment, with an outstanding balance of $60,818 as of March 31, 2001.
The leases have imputed interest rates ranging from 7.6% to 10%, with monthly payments aggregating to $1,810 per month.

                                  - 23 -
Maturities of long term capital lease obligations for the four years following March 31, 2001 are as follows:

                                               Year Ended March 31,
                                                2001          2000

Obligations under capital lease               $60,818       $75,990
Less current maturities                        15,730        15,730
                                              $45,088       $60,260



     Year                                 Capital Lease Obligation
     2002                                          $21,719
     2003                                           21,719
     2004                                           18,193
     2005                                            7,435

     Total                                          69,066

     Less amounts representing interest              8,248

     Obligations under capital lease               $60,818

During December 1999, the Company entered into an operating lease for its office and warehouse expiring in October 2002, subject to renewal. Rental expenses recognized under the lease totaled $51,369 and $16,866 for the years ended March 31, 2001 and 2000. Future obligations under this lease are as follows:

       Fiscal
     Year - End           Amount
     2002                 $53,875
     2003                  31,970
                          $85,845

NOTE F - INCOME TAXES

No provision for US federal or state income taxes have been recorded in any period presented, as the Company had incurred operating losses in all such periods.

Realization of deferred tax assets is dependent upon future earnings, if any. The Company has recorded a full valuation allowance against its deferred tax assets since management believes it is more likely than not that these asset will not be realized. No income tax benefit has been recorded for all periods presented because of the valuation allowance.

At March 31, 2001, the Company has net operating loss (NOL) carryforwards in the United States of America of approximately
$6,870,000 for income tax purposes that expire in years 2009 through 2020.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows.

                                  - 24 -
                                                      March 31,
                                                 2001          2000

Deferred tax liabilities:
  Unremitted Hong Kong
    Joint Venture earnings not considered
    permanently reinvested                   $   836,800   $   818,920


    Gross deferred tax liabilities               836,800       818,920


Deferred tax assets:
  Financial statement accruals and
    allowances                                    75,070       102,313
  Inventory uniform capitalization                72,200        72,200
  Other                                           39,650        34,361
  NOL carryforwards and tax credits            2,611,908     2,295,812


    Gross deferred tax assets                  2,798,828     2,504,686


  Valuation allowance                         (1,962,028)  (1,685,766)

Net deferred tax assets                      $       -0-   $       -0-


The reconciliation of the income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                               3/31/01     3/31/00     3/31/99

Federal tax expense (benefit) at
  statutory rate on income (loss) (34%)      $(271,722)   $(32,615)  $(380,512)

State Tax Expense (Benefit)                    (30,357)      1,642    ( 32,262)

Equity in (earnings) loss from
  Hong Kong Joint Venture                       13,683      46,894     106,285

Change in valuation allowance                  276,262     (22,831)    283,694

Other                                           12,134       6,910      22,795

                                             $     -0-    $     -0-   $     -0-

NOTE G - SHAREHOLDERS' EQUITY

Common Stock - On September 2, 1998, the Company sold 113,636 shares of common stock to the Chairman of the Board of the Company at a price of $0.88 cents per share (the mean between the closing bid and asked prices on NASDAQ) for an aggregate of $100,000. On November 12, 1998, the Board of Directors authorized the Company to purchase up to 100,000 shares of the Company's common stock. During the year ended March 31, 1999, pursuant to the stock purchase program, the Company repurchased 37,950 shares at a cost of $53,727. During the year ended March 31, 2000, the Company issued 25,000 shares of its common stock to a new employee. As part of the issuance, the Company recognized $34,116 of compensation expense.

                                    - 25 -
Employee Stock Purchase Plan - Under the terms of the Company's 1988 Employee Stock Purchase Plan, eligible employees can purchase shares of the Company's common stock through payroll deductions at a price equal to 90% of the asked price of the shares. The Company has reserved 25,000 shares of common stock for issuance under the Plan. No member of the Board of Directors who is not an employee of the Company, and no member of the committee administering the Plan, can participate in the Plan. At March 31, 2001, approximately 16,250 shares remain reserved for issuance under this Plan.

Stock Options - Under terms of the Company's 1978 Non-Qualified Stock Option Plan, as amended, 493,750 shares of common stock are authorized for the granting of stock options, of which 11,519 shares have been issued as of March 31, 2001, leaving 482,231 available for issuance upon exercise of options granted, or available for future grants to employees and directors. Under provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable. All options expire five years from the date of grant and have an exercise price at least equal to the market price at the date of grant.

The following tables summarize the status of options under the Non-Qualified Stock Option Plan at March 31, 2001 and option transactions for the three years then ended:

Status as of March 31, 2001                             Number of Shares

Presently exercisable                                        193,625
Exercisable in future years                                   44,750

Total outstanding                                            238,375
Available for future grants                                  243,856

Shares of common stock reserved                              482,231

Outstanding options:
     Number of holders                                            15
     Average price per share                                   $2.61
     Expiration dates                         April 2001 to May 2005


Transactions for the Three Years Ended March 31, 2001:

                                                           Weighted Average
                                             Number of        Per Share
                                               Shares         Option Price

Outstanding at
March 31, 1998                                188,125
  Granted                                      82,250            2.11
  Canceled                                    (45,875)           6.89

Outstanding at
March 31, 1999                                224,500
  Granted                                      73,500            1.79
  Canceled                                    (60,125)           7.55

Outstanding at
March 31, 2000                                237,875
 Granted                                        5,000            4.50
 Canceled                                      (4,500)           2.56

Outstanding at
March 31,2001                                 238,375

                                    - 26 -
The following table summarizes information about stock options outstanding at March 31, 2001:


                              Options Outstanding            Options Exercisable
                                                                        Weighted
                                  Weighted    Weighted                   Average
                                   Average     Average                  Exercise
Range of Exercise    Number of    Exercise     Contract     Number of     Price
      Price           Shares       Price      Life (Yrs)     Shares     Exercise

   $1.30 to $2.99     230,375       2.29         4.00        230,375      2.29
   $3.00 to $3.99       3,000       3.50         3.96          3,000      3.50
   $4.00 to $5.99       5,000       4.50         3.86          5,000      4.50

The Company accounts for stock options granted to employees in accordance with APB 25. Under APB 25, when the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has provided additional pro forma disclosures as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

For disclosure purposes, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options and rights to receive stock in 2001, 2000 and 1999; no annual dividends, expected volatility of 80%, 85% and 85%, respectively, risk-free interest rate ranging of 6.50% and expected life of five years. The weighted-average fair values of the stock options granted in 2001, 2000 and 1999 were $1.44, $1.01 and $0.77, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of normal publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Had compensation cost been based upon the fair value of the option on the date of grant, as prescribed by SFAS No. 123, the Company's pro forma net
(loss)/income and net (loss)/income per share for the years ended March 31, 2001, 2000 and 1999 using the Black-Scholes option pricing model would have been $(782,574) and $(.86), $18,527 and $0.02, and $(817,718) and $(.95),
respectively.

NOTE H - COMMITMENTS

The Company entered into a three year employment agreement with the President of its USI ELECTRIC, INC. subsidiary with fixed annual remuneration amounts for three years which was extended in April, 2001. In addition, the agreement provides incentive compensation based on the Company achieving certain levels of sales. The agreement expires in December, 2003.

                                    - 27 -
NOTE I - MAJOR CUSTOMERS

The Company is primarily a distributor of security products for use in home and business under both its tradenames and private labels for other companies. The Company's 50% owned Hong Kong Joint Venture manufactures the majority of the Company's products.

Customers that represented in excess of 10% of the Company's product sales are as follows:

                         March 31, 2001    March 31 2000    March 31, 1999

Customer A                      -                17%              24%

Customer B                      -                15%               -

Customer C                      -                 -               19%

NOTE J - OPERATIONS AND LIQUIDITY

As shown in the accompanying financial statements, the Company has incurred operating losses during the last three years and has accumulated a deficit of $7,239,129 at March 31, 2001. Management believes that its change in marketing focus with an emphasis on selling to the electrical distribution trade, a market from which the Company received a higher gross margin, will have a positive impact on the Company's operations and operating cash flow.

Management believes that its cash on hand, availability under its line of credit, arrangements with the Hong Kong Joint Venture that it holds a 50% equity interest in, future proceeds from sale of real estate that the Company has listed for sale, planned cash flow from operations and potential cost reductions will provide the Company with sufficient capital for the Company to meet its operating needs through March 31, 2002. However, there are no assurances that these events will occur.

ITEM 9.

Changes in and disagreements with Accountants on Accounting and Financial Disclosures.

None.

                                  - 28 -
                                   PART III

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

                         Principal Occupation                   Director
                         for past five years                      since

Stephen Knepper.....57   Director; Vice Chairman of the            1970
                         Board of the Company since
                         September 1996; Chairman of the
                         Board of the Company from 1970
                         to September 1996.

Michael Kovens......58   Director; Chairman of the Board           1970
                         of the Company since September
                         1996; President of the Company
                         from 1970 to September 1996.

Harvey Grossblatt...54   Director since September 1996;            1996
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

                                    - 29 -
ITEM 11.

EXECUTIVE COMPENSATION

Table I.  Summary Compensation Table

The following table reflects the aggregate amount paid or accrued by the Company in its three most recent fiscal years, for each executive officer whose compensation exceeded $100,000 in that year.

                                         Long-Term Compensation
Name and                                     Awards      Payouts
 Principal       Annual   Compensation       Stock        LTIP     All Other
 Position  Year  Salary   Bonus  Other  Awards  Options  Payouts  Compensation

Michael
 Kovens    2001 $175,000       -     -       -        -        -        $  -0-
Chairman
 of the
 Board     2000  175,000  75,000     -       -   23,750        -           -0-
           1999  175,000       -     -       -   12,500        -           -0-


Harvey
 Gross-
 blatt     2001 $122,500       -     -       -    5,000        -        $  -0-
Presi-
 dent,
 Secre-
 tary      2000  122,500  10,000     -       -        -        -           -0-
and
 Treas-
 urer      1999  122,500       -     -       -    6,250        -           -0-



Table II. Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                 Value
                                               Number       of Unexercised
                                           of Unexercised     In-The-Money
                     Shares              Options at FY-End Options at FY-End
                    Acquired     Value   Exerci-/Unexerci- Exerci-/Unexerci-
Name              In Exercise  Realized    sable/sable       sable/sable

Michael Kovens         -          -       7,375/-0-            -0-/-0-
Harvey Grossblatt      -          -       3,687/-0-            -0-/-0-

                                             - 30 -
ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of May 25, 2001, the following persons were "beneficial owners" (as that term is defined under Rule 13d-3 promulgated by the Securities and Exchange Commission) of more than five percent of the Company's common stock.

Name and address of               Shares                 Percent
beneficial owner            Beneficially Owned(1)       of class

Michael Kovens                    328,295(2)              33.5%
7-A Gwynns Mill Court
Owings Mills, MD 21117

Stephen Knepper                   102,873(3)              10.5%
7-A Gwynns Mill Court
Owings Mills, MD 21117

Bruce Paul                        129,400                 14.0%
One Hampton Road
Purchase, NY 10577



(1) For the purpose of determining the percentages of stock beneficially owned, shares of stock subject to options exercisable within 60 days of May 25, 2001 are deemed to be outstanding.

(2) Includes 68,750 shares which Mr. Kovens presently has the right to acquire through the exercise of stock options.

(3) Includes 68,750 shares which Mr. Knepper presently has the right to acquire through the exercise of stock options and 2,000 shares held by a trust in which Mr. Knepper has voting control.

                                 - 31 -
As of May 25, 2001, the shares of the Company's common stock owned beneficially by each director, by each executive officer and by all directors and officers as a group were as follows:

                                     Shares                 Percent
Name of beneficial owner       Beneficially Owned(1)       of class

Michael Kovens                       328,295(2)              33.5%

Stephen Knepper                      102,873(3)              10.5%

Harvey Grossblatt                     31,272(4)               3.3%

All directors and officers as        516,690                 47.1%
  a group (4 persons included)



(1)    See footnote 1 under previous table.

(2)    See footnote 2 under previous table.

(3)    See footnote 3 under previous table.

(4) Includes 24,000 shares which Mr. Grossblatt presently has the right to acquire through the exercise of stock options.


ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Not applicable.

                                - 32 -
                               PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

       The following consolidated financial statements are included in
       Part II, Item 8.

          Consolidated balance sheets, March 31, 2001 and 2000

          Consolidated statements of operations for the years ended March 31, 2001, 2000 and 1999.

          Consolidated statements of shareholders' equity for the years ended March 31, 2001, 2000 and 1999.

          Consolidated statements of cash flows for the years ended March 31, 2001, 2000 and 1999.

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

(a) 3. Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.

3.(i) Articles of Incorporation, as amended (incorporated by by reference to USI's Annual Report on Form 10-K for the year ended March 31, 1998)

 (ii) Bylaws, as amended (incorporated by reference to Exhibit 3.5 to USI's Annual Report on Form 10-K for the year ended March 31, 1994)

10.1 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to USI's Annual Report on Form 10-K for the year ended March 31, 1997)

10.2 Hong Kong Joint Venture Agreement (confidential treatment of Name requested and filed separately with the Commission) (incorporated by reference to Exhibit 10.2 to USI's Annual Report on Form 10-K for the year ended March 31, 1995)

10.16  Discount Factoring Agreement with Congress Talcott, Inc.
       dated February 28, 1995 (incorporated by reference to Exhibit
       10.16 to USI's Annual Report on Form 10-K for the year ended March 31, 1997)

                                - 33 -
10.19 Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, MD 21117 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 0-7885).

10.2 Hong Kong Joint Venture Agreement (confidential treatment of Name requested and filed separately with the Commission)
       (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1994, File No. 0-7885)

21.1   Subsidiary of the Company

       USI ELECTRIC, INC. (100% owned)
       USI Oberlin, Ltd. (100% owned)

(b)    Reports on Form 8-K

       None

(d)    Financial Statements Required by Regulation S-X

       Separate financial statements of the Hong Kong Joint Venture (confidential treatment of name requested and filed separately with the Commission.

                                                                 Page

          Independent auditor's report                             37

          Consolidated profit and loss account,                    38
          March 31, 2001 and 2000

          Consolidated balance sheets, March 31, 2001 and 2000     39

          Consolidated cash flow statements, March 31, 2001        41
          and 2000

          Notes to consolidated financial statements               45

                                - 34 -
SCHEDULE II

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MARCH 31, 2001, 2000 and 1999

                                 Charged
                     Balance at  to cost  Charged                  Balance
                     beginning    and     to other                 at end
                      of year   expenses  accounts  Deductions     of year

Year ended
 March 31, 2001
Allowance for
 doubtful accounts   $100,000    $   -0-    $-0-      $   -0-     $100,000


Year ended
 March 31, 2000
Allowance for
 doubtful accounts   $100,000    $   -0-    $-0-      $   -0-     $100,000


Year ended
 March 31, 1999
Allowance for
 doubtful accounts   $100,000    $  -0-     $-0-      $   -0-     $100,000

                                   - 35 -
SIGNATURES

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



Date:   July 13, 2001        By:  Michael Kovens
                                  Michael Kovens
                                  Chairman of the Board, Director



Date:   July 13, 2001        By:  Stephen Knepper
                                  Stephen Knepper
                                  Vice Chairman of the Board, Director


Date:   July 13, 2001        By:  Harvey Grossblatt
                                  Harvey Grossblatt, President,
                                  Director, Chief Accounting Officer

                                 - 36 -
REPORT OF THE AUDITORS


To the members
The Joint Venture (Name withheld and filed separately
  with the Securities and Exchange Commission)
(Incorporated in Hong Kong with limited liability)


We have audited the financial statements on pages 4 to 23 which have been prepared in accordance with accounting principles generally accepted in Hong Kong.

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

Opinion
In our opinion the financial statements give a true and fair view of the state of affairs of the Company and of the Group as at 31 March 2001 and of the profit and cash flows of the Group for the year then ended and have been properly prepared in accordance with the Companies Ordinance.


Hong Kong
21 May 2001

                                - 37 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
   WITH THE SECURITIES AND EXCHANGE COMMISSION)

CONSOLIDATED PROFIT AND LOSS ACCOUNT

Year ended 31 March 2001


                                  Notes          2001         2000
                                                  HK$          HK$


TURNOVER                             3      46,928,800    42,855,134

Cost of sales                              (36,811,248)  (33,127,883)

Gross profit                                10,117,552     9,727,251

Other revenue                                1,785,529     1,672,198

Administrative and operating
  expenses                                 (11,227,285)   (9,119,320)

PROFIT FROM OPERATING ACTIVITIES     4         675,796     2,280,129

Finance costs                        5         (49,055)      (33,951)

PROFIT BEFORE TAX                              626,741     2,246,178

Tax                                  6          (2,814)     (122,441)

NET PROFIT ATTRIBUTABLE
  TO SHAREHOLDERS                    7         623,927     2,123,737

Retained profits at
  beginning of year                         33,585,737    31,462,000

RETAINED PROFITS AT END OF YEAR             34,209,664    33,585,737

Other than the net profit attributable to shareholders, the Group had no recognized gains or losses. Accordingly, a Consolidated Statement of Recognized Gains and Losses is not presented in the financial statements.

                                   - 38 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
   WITH THE SECURITIES AND EXCHANGE COMMISSION)

CONSOLIDATED BALANCE SHEET

31 March 2001

                                  Notes          2001         2000
                                                  HK$          HK$
ASSETS

Non-current assets:
Fixed assets                         8       17,093,660   17,927,978
Long term investment                 9                -            -
                                             17,093,660   17,927,978


Current assets:
Due from a shareholder               1        3,990,870    1,661,636
Inventories                         11        6,658,344    5,498,125
Prepayments, deposits
  and other receivables                         654,146      236,252
Pledged time deposit                12        1,631,932    1,570,039
Cash and cash equivalents                    15,615,466   17,076,376
                                             28,550,758   26,042,428

TOTAL ASSETS                                 45,644,418   43,970,406

EQUITY AND LIABILITIES

Current liabilities:
Current portion of loan
  from a related company             1           27,329      164,004
Tax payable                                   2,332,003    2,256,337
Other payables and accruals                   2,479,027    2,858,529
Trade payables                                3,393,541    1,909,316
                                              8,231,900    7,188,186



Non-current liabilities:
Loans from shareholders             1         2,868,954    2,868,954
Long term portion of loan
  from a related company            1                 -       27,329
Deferred tax                       14           333,700      300,000
                                              3,202,654    3,196,283


TOTAL LIABILITIES - page 40                  11,434,554   10,384,469

                               - 39 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
   WITH THE SECURITIES AND EXCHANGE COMMISSION)

CONSOLIDATED BALANCE SHEET (continued)

31 March 2001


                                  Notes          2001         2000
                                                  HK$          HK$

TOTAL LIABILITIES - page 39                  11,434,554   10,384,469

Capital and reserve:
Share capital                       15              200          200
Retained profits                             34,209,664   33,585,737
                                             34,209,864   33,585,937

TOTAL EQUITY AND LIABILITIES                 45,644,418   43,970,406

                              - 40 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
   WITH THE SECURITIES AND EXCHANGE COMMISSION)

CONSOLIDATED CASH FLOW STATEMENT

Year ended 31 March 2001

                                  Notes          2001         2000
                                                  HK$          HK$

NET CASH INFLOW/(OUTFLOW)
  FROM OPERATING ACTIVITIES       16(a)        (534,489)   1,596,234

RETURNS ON INVESTMENTS AND
  SERVICING OF FINANCE
    Interest received                         1,274,622    1,122,513
    Interest paid                               (49,055)     (33,951)

Net cash inflow from returns on
  investments and servicing
    of finance                                1,225,567    1,088,562

TAX
  Hong Kong profits tax
    refunded/(paid)                             106,552     (475,589)

INVESTING ACTIVITIES
  Purchases of fixed assets                  (2,040,643)  (2,040,017)
  Proceeds from disposal of
    fixed assets                                  8,000            -
  Increase in pledged
    time deposit                                (61,893)     (82,400)

Net cash outflow from
  investing activities                       (2,094,536)  (2,122,417)

NET CASH INFLOW/(OUTFLOW)
  BEFORE FINANCING ACTIVITY                  (1,296,906)      86,790

FINANCING ACTIVITY                16(b)
  Repayment of loan from
    a related company                          (164,004)    (164,000)

Net cash outflow from
  financing activity                           (164,004)    (164,000)

                               - 41 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
   WITH THE SECURITIES AND EXCHANGE COMMISSION)

CONSOLIDATED CASH FLOW STATEMENT (continued)

Year ended 31 March 2001

                                  Notes          2001         2000
                                                  HK$          HK$

DECREASE IN CASH AND
  CASH EQUIVALENTS                           (1,460,910)     (77,210)

Cash and cash equivalents
  at beginning of year                       17,076,376   17,153,586

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                             15,615,466   17,076,376

ANALYSIS OF THE BALANCES OF CASH AND
  CASH EQUIVALENTS
    Cash and bank balances                   15,615,466   17,076,376


                               - 42 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
   WITH THE SECURITIES AND EXCHANGE COMMISSION)

BALANCE SHEET

Year ended 31 March 2001

                                  Notes          2001         2000
                                                  HK$          HK$

ASSETS
Non-current assets:
Fixed assets                         8       17,093,660   17,927,978
Interests in subsidiaries           10          116,462      100,612

                                             17,210,122   18,028,590

Current assets:
Due from a shareholder               1        3,990,870    1,661,636
Tax recoverable                                  86,914      162,580
Inventories                         11        6,658,344    5,498,125
Prepayments, deposits and
  other receivables                             654,146      236,252
Pledged time deposit                12        1,631,932    1,570,039
Cash and cash equivalents                    15,532,694   16,981,395

                                             28,554,900   26,110,027

TOTAL ASSETS                                 45,765,022   44,138,617

EQUITY AND LIABILITIES

Current liabilities:
Current portion of loan
  from a related company             1           27,329      164,004
Other payables and accruals                   1,239,352    1,618,854
Trade payables                                3,393,541    1,909,316

                                              4,660,222    3,692,174

Non-current liabilities:
Due to a subsidiary                 10       16,533,809   16,541,609
Loans from shareholders             13        2,868,954    2,868,954
Long term portion of loan
  from a related company             1                -       27,329
Deferred tax                        14          333,700      300,000

                                             19,736,463   19,737,892

TOTAL LIABILITIES - page 44                  24,396,685   23,430,066

                                 - 43 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
   WITH THE SECURITIES AND EXCHANGE COMMISSION)

BALANCE SHEET (continued)

Year ended 31 March 2001

                                  Notes          2001         2000
                                                  HK$          HK$

TOTAL LIABILITIES - page 43                  24,396,685   23,430,066

Capital and reserve:
Share capital                        5              200          200
Retained profits                             21,368,137   20,708,351

                                             21,368,337   20,708,551

TOTAL EQUITY AND LIABILITIES                 45,765,022   44,138,617

                                - 44 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
   WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO FINANCIAL STATEMENTS

31 March 2001


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

        During the year, the following significant related party transactions were recorded:

                                                          Group
                                      Notes          2001         2000
                                                      HK$          HK$

        Sales made to USI               (i)      29,777,716   35,475,009
        Purchases from USI              (i)       1,996,268      949,947
        Rentals paid to:
          An Affiliate of the Company
            (name withheld and filed
            separately with the SEC)   (ii)         840,000      840,000
          A Manager of the Company
            (name withheld and filed
            separately with the SEC)   (ii)         240,000      240,000
        Management fee paid to
          An Affiliate of the Company
            (name withheld and filed
            separately with the SEC)  (iii)       1,440,000    1,440,000
        Interest income from USI       (iv)         238,359      108,837
        Purchase of a fixed asset
          from An Affiliate of
          the Company (name
          withheld and filed
          separately with the SEC)      (v)         400,000            -

                                   - 45 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO FINANCIAL STATEMENTS

31 March 2001


   1.  CORPORATE INFORMATION (continued)

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

        (iv) Interest income from USI was charged at 12% per annum (2000: 12% per annum) of the trading balance overdue for 30 days during the year.

         (v) Fixed asset was purchased on negotiated price agreed between the Company and An Affiliate of the Company (name withheld and filed separately with the SEC).

              An Affiliate of the Company (name withheld and filed separately with the SEC) is a company of which Two Managers of the Company (names withheld and filed separately with the SEC), directors of the Company, are also directors. Loan from An Affiliate of the Company (name withheld and filed separately with the SEC) is unsecured, bearing interest at 0.49% per annum, and repayable by 2 (2000: 14) equal monthly installments in the next year.

        An Affiliate of the Company (name withheld and filed separately with the SEC) is a company of which Two Managers of the Company (names withheld and filed separately with the SEC), directors of the Company, are also directors.

                                - 46 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
      WITH THE SECURITIES AND EXCHANGE COMMISSION)

    NOTES TO FINANCIAL STATEMENTS

    31 March 2001


    1.  CORPORATE INFORMATION (continued)

        notes:

        Except for the trading balance of HK$2,930,354 (2000: HK$992,377) with USI included in due from a shareholder of HK$3,990,870 (2000: HK$1,661,636) under current assets as at 31 March 2001 which is interest-bearing at 12% per annum (2000: 12% per annum), the remaining balance with USI is unsecured, interest-free, and has no fixed terms of repayment.


    2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of preparation
        These financial statements have been prepared in accordance with Hong Kong Statements of Standard Accounting Practice, accounting principles generally accepted in Hong Kong and the disclosure requirements of the Hong Kong Companies Ordinance. They have been prepared under the historical cost convention.

        Basis of consolidation
        The consolidated financial statements include the financial statements of the Company and its subsidiaries for the year ended 31 March 2001. The results of subsidiaries acquired or disposed of during the year are consolidated from or to their effective dates of acquisition or disposal, respectively. All significant intercompany transactions and balances within the Group are eliminated on consolidation.


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

                               - 47 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
   WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO FINANCIAL STATEMENTS

31 March 2001


    2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Interests in subsidiaries are stated at cost unless, in the opinion of the directors, there have been permanent diminutions in value, when they are written down to values determined by the directors.

        Long term investment
        Investment held on a long term basis is stated at cost less provision for any permanent diminution in value deemed necessary by the directors, on an individual basis.

        Related parties
        Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

        Fixed assets and depreciation
        Fixed assets are stated at cost less accumulated depreciation. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Expenditure incurred after fixed assets have been put into operation, such as repairs and maintenance, is normally charged to the profit and loss account in the period in which it is incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the fixed asset, the expenditure is capitalized as an additional cost of that asset.

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

                                   - 48 -
    THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
       WITH THE SECURITIES AND EXCHANGE COMMISSION)

    NOTES TO FINANCIAL STATEMENTS

    31 March 2001


    2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        The gain or loss on disposal or retirement of a fixed asset recognized in the profit and loss account is the difference between the sales proceeds and the carrying amount of the relevant asset.

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

        Cash equivalents
        For the purpose of the cash flow statement, cash equivalents represent short term highly liquid investments which are readily convertible into known amounts of cash and which were within three months of maturity when acquired. For the purpose of balance sheet classification, cash equivalents represent assets similar in nature to cash which are not restricted as to use.

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

                                   - 49 -
    THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
       WITH THE SECURITIES AND EXCHANGE COMMISSION)

    NOTES TO FINANCIAL STATEMENTS

    31 March 2001


    2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Operating leases
        Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals applicable to such operating leases are charged to the profit and loss account on the straight-line basis over the lease terms.

        Deferred tax
        Deferred tax is provided, using the liability method, on all significant timing differences to the extent it is probable that the liability will crystallize in the foreseeable future. A deferred tax asset is not recognized until its realization is assured beyond reasonable doubt.

        Foreign currencies
        Foreign currency transactions are recorded at the applicable rates of exchange ruling at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange ruling at that date. Exchange differences are dealt with in the profit and loss account.

                                   - 50 -
    THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
       WITH THE SECURITIES AND EXCHANGE COMMISSION)

    NOTES TO FINANCIAL STATEMENTS

    31 March 2001


    3.  TURNOVER AND REVENUE

        Turnover represents the invoiced value of goods sold, net of discounts and returns. An analysis of turnover and revenue is as follows:

                                                     2001         2000
                                                      HK$          HK$

        Turnover                                 46,928,800   42,855,134

        Exchange gains, net                         114,611      140,522
        Rental income                               325,200      290,800
        Management fee income                        84,177      102,285
        Interest income                           1,274,622    1,122,513
        Sundry income                               101,530      156,600

        Revenue                                   1,900,140    1,812,720


        TURNOVER AND REVENUE                     48,828,940   44,667,854


    4.  PROFIT FROM OPERATING ACTIVITIES

        The Group's profit from operating activities is arrived at after charging (crediting):

                                                     2001         2000
                                                      HK$          HK$

        Depreciation                              2,860,969    2,889,640
        Less: Amount included in cost of sales   (2,521,311)  (2,687,601)

                                                    339,658      202,039

        Auditors' remuneration                      168,000      168,000
        Staff costs:
          Wages and salaries                      6,172,919    5,554,236
          Provident fund                             48,190            -

                                                  6,221,109    5,554,236

                                   - 51 -
    THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
       WITH THE SECURITIES AND EXCHANGE COMMISSION)

    NOTES TO FINANCIAL STATEMENTS

    31 March 2001

    4.  PROFIT FROM OPERATING ACTIVITIES (continued)

                                                           Group
                                                     2001         2000
                                                      HK$          HK$

        Less:  Amount included in
          cost of sales                          (2,834,393)  (2,494,647)

                                                3,386,716    3,059,589

    Directors' remuneration                           -            1
    Operating lease rentals for
      land and buildings                      1,095,420    1,098,347
    Inventories written off                     701,919      146,537
    Gross and net rental income                (325,200)    (290,800)
    Exchange gains, net                        (114,611)    (140,522)
    Interest income                          (1,274,622)  (1,122,513)



5.  FINANCE COSTS

                                                 2001         2000
                                                  HK$          HK$

    Interest on inward bills                     25,358       27,630
    Interest to An Affiliate of the
      Company (name withheld and filed
      separately with the SEC)                    4,000        4,000
    Others                                       19,697        2,321

    Total finance costs                          49,055       33,951


                               - 52 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
   WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO FINANCIAL STATEMENTS

31 March 2001


6.  TAX

    Hong Kong profits tax has been provided at the rate of 16%
    (2000: 16%) on the estimated assessable profits arising in Hong Kong during the year. Taxes on profits assessable elsewhere have been calculated at the rates of tax prevailing in the countries in which the Group operates.

                                                       Group
                                                 2001         2000
                                                  HK$          HK$

    Provision for the year                        8,100      134,000
    Overprovision in prior years                (38,986)     (11,559)
    Provision for deferred tax - note 14         33,700            -

    Tax charge for the year                       2,814      122,441


7.  NET PROFIT ATTRIBUTABLE TO SHAREHOLDERS

    The net profit attributable to shareholders dealt with in the financial statements of the Company is HK$659,786
    (2000:HK$2,186,072).


8.  FIXED ASSETS

Group and Company

           Leasehold  Leasehold             Furniture
            land and   improve-  Plant and        and     Motor
           buildings      ments  machinery   fixtures  vehicles       Total
                 HK$        HK$        HK$        HK$       HK$         HK$

Cost:
At begin-
 ning of
 year     15,814,592 6,879,539  30,083,889 2,985,619    572,500 56,336,139
Addi-
 tions             -   435,683     236,273   364,057  1,004,630  2,040,643
Dispo-
 sals              -   (10,610)          -   (25,154)         -    (35,764)
At 31
 March
 2001     15,814,592 7,304,612  30,320,162 3,324,522  1,577,130 58,341,018

                                               - 53 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
   WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO FINANCIAL STATEMENTS

31 March 2001


8.  FIXED ASSETS (continued)

Group and Company

         Leasehold Leasehold              Furniture
          land and  improve-    Plant and       and     Motor
         buildings     ments    machinery  fixtures  vehicles       Total
               HK$       HK$          HK$       HK$         HK$         HK$


Accumu-
lated
 depre-
 cia-
 tion:

At begin-
 ning of
 year    4,737,965 6,289,707   24,506,221 2,641,768     232,500 38,408,161
Provided
 during
 the
 year      729,401   459,130    1,332,780   132,528     207,130  2,860,969
Dispo-
 sals            -    (6,720)           -   (15,052)          -    (21,772)
At 31
 March
 2001    5,467,366  6,742,117  25,839,001 2,759,244     439,630 41,247,358

Net book
 value:
At 31
 March
 2001   10,347,226    562,495   4,481,161   565,278   1,137,500 17,093,660

At 31
 March
 2000   11,076,627    589,832   5,577,668   343,851     340,000 17,927,978


   The leasehold land and buildings are situated in the PRC under medium-term leases.


9. LONG TERM INVESTMENT

                                                       Group
                                                 2001         2000
                                                  HK$          HK$

     Unlisted investment, at cost          9,305,588    9,305,588
     Amount due from investee company      1,158,675    1,158,675
                                          10,464,263   10,464,263

     Less:  Provision for permanent
              diminution in value         (9,305,588)  (9,305,588)
            Provision against amount
               due from investee
               company                    (1,158,675)  (1,158,675)

                                                   -            -

                               - 54 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
   WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO FINANCIAL STATEMENTS

31 March 2001


9.  LONG TERM INVESTMENT (continued)

    Particulars of investee company are as follows:

                                                         Percentage
                            Country of  Nominal value     of equity
                          registration  of registered  attributable  Principal
Name                     and operation        capital  to the Group   activity
                                                           2001    2000

An Associate of the            The PRC   US$4,000,000    30      30    Dormant
  Company (name
  withheld and filed
  separately with the
  SEC)

   The Group does not have significant influence on the financial and operating policy decisions of investee company and, accordingly, the investment is classified as long term investment. The amount due from the investee company is unsecured, interest-free and has no fixed terms of repayment.


10.                                     INTERESTS IN SUBSIDIARIES


                                                       Group
                                                 2001         2000
                                                  HK$          HK$

     Unlisted shares, at cost                210,008      210,008
     Due from a subsidiary                   106,454       90,604

                                             316,462      300,612

     Less: Provision for permanent
       diminution                           (200,000)    (200,000)

                                             116,462      100,612

     Balances with subsidiaries are unsecured, interest-free and not repayable within one year.

                               - 55 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
   WITH THE SECURITIES AND EXCHANGE COMMISSION)


NOTES TO FINANCIAL STATEMENTS

31 March 2001


10. INTERESTS IN SUBSIDIARIES (continued)

    Particulars of the wholly-owned subsidiaries are as follows:

                                           Nominal value
                                               of issued
                               Place of         ordinary    Principal
   Name                 incorporation    share capital     activity

   A Subsidiary of The       Hong Kong      HK$200,000   Investment
       Company (name                                          holding
       withheld and
       filed separately
       with the SEC)

   A Subsidiary of The         British            US$1      Dormant
       Company (name              Virgin
       withheld and              Islands
       filed separately
       with the SEC)

   A Subsidiary of The       Hong Kong      HK$100,000      Dormant
       Company (name
       withheld and
       filed separately
       with the SEC)


11. INVENTORIES

                                                 Group and Company
                                                 2001         2000
                                                  HK$          HK$

    Raw materials                           3,721,912    3,836,437
    Work in progress                          830,782      914,409
    Finished goods                          2,105,650      747,279

                                            6,658,344    5,498,125


                               - 56 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
   WITH THE SECURITIES AND EXCHANGE COMMISSION)


NOTES TO FINANCIAL STATEMENTS

31 March 2001

12. BANKING FACILITIES

    Time deposit of HK$1,631,932 (2000: HK$1,570,039) is pledged to a bank for credit facilities of HK$3,329,000 (2000: HK$3,329,000) granted to the Company. The banking facilities of the Company are also secured by personal guarantees of A Manager of the Company (name withheld and filed separately with the SEC), a director of the Company. The facilities were not utilized at the balance sheet date.

13. LOANS FROM SHAREHOLDERS

                                                 Group and Company
                                                 2001         2000
                                                  HK$          HK$

    USI                                     1,434,477    1,434,477
    The Original Joint Venture
      Owner (name withheld and filed
      separately with the SEC)              1,434,477    1,434,477

                                            2,868,954    2,868,954

    The loans are unsecured, interest-free and repayable on demand by the respective shareholders with the consent of the other.
    The directors of the Company consider that these liabilities are non-current.

14. DEFERRED TAX

                                                 Group and Company
                                                 2001         2000
                                                  HK$          HK$

     Balance at beginning of year             300,000      300,000
     Charge for the year - note 6              33,700            -

     Balance at end of year                   333,700      300,000

     The principal component of the Group and Company's deferred tax liability calculated at 16% of the cumulative timing differences comprises accelerated depreciation allowances at the balance sheet date.

                               - 57 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
   WITH THE SECURITIES AND EXCHANGE COMMISSION)


NOTES TO FINANCIAL STATEMENTS

31 March 2001


15. SHARE CAPITAL

                                                      Company
                                                 2001         2000
                                                  HK$          HK$

    Authorized:
      100 ordinary shares of HK$100 each       10,000       10,000

    Issued and fully paid:
      2 ordinary shares of HK$100 each            200          200


16. NOTES TO THE CONSOLIDATED CASH FLOW STATEMENT

    (a) Reconciliation of profit from operating activities to net cash inflow/(outflow) from operating activities:

                                                    2001         2000
                                                     HK$          HK$

         Profit from operating activities       675,796    2,280,129
         Interest income                     (1,274,622)  (1,122,513)
         Depreciation                         2,860,969    2,889,640
         Loss on disposal of fixed assets         5,992            -
         Increase in amount due from a
           shareholder                       (2,329,234)  (1,100,628)
         Increase in inventories             (1,160,219)  (1,175,900)
         Increase in prepayments,
           deposits and other receivables (417,894) (91,701) Decrease in amount due to a
           related company                            -     (217,943)
         Increase/(decrease) in other
           payables and accrued liabilities    (379,502)     623,653
         Increase/(decrease) in trade
           payables                           1,484,225     (488,503)

         Net cash inflow/(outflow) from
           operating activities                (534,489)   1,596,234

                               - 58 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
   WITH THE SECURITIES AND EXCHANGE COMMISSION)


NOTES TO FINANCIAL STATEMENTS

31 March 2001


16. NOTES TO THE CONSOLIDATED CASH FLOW STATEMENT (continued)

    (b)  Analysis of changes in financing during the year



                                                     Loan from a
                                                 related company
                                                             HK$

         Balance at 1 April 1999                        355,333
         Repayment                                     (164,000)

         Balance at 31 March 2000 and 1 April 2000      191,333
         Repayment                                     (164,004)

         Balance at 31 March 2001                        27,329


17. COMPARATIVE AMOUNTS

    Certain comparative amounts have been reclassified to conform with the current year's presentation.


18. APPROVAL OF THE FINANCIAL STATEMENTS

    The financial statements were approved by the board of directors on 21 May 2001.

                               - 59 -