Form 10-Q
period 2001-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2001-08-10
CIK 102109

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the Quarter ended June 30, 2001

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

                      YES   X      NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Date                   Class               Shares Outstanding
August 9, 2001  Common Stock, $.01 par value         912,270


       UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

                              INDEX

Part  I - FINANCIAL INFORMATION (UNAUDITED)

          Item l.  Financial Statements

          Consolidated balance sheets at June 30, 2001 and March
          31, 2001

          Consolidated statements of operations for the three months ended June 30, 2001 and 2000

          Consolidated statements of cash flows for the three months ended June 30, 2001 and 2000

          Notes to consolidated financial statements

          Item 2. Management's discussion and analysis of results of operations and financial condition

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk


Part II - OTHER INFORMATION

          Item 6.  Exhibits and Reports On Form 8-K

















                              - 2 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)




ASSETS

                                    June 30, 2001  March 31, 2001

CURRENT ASSETS
  Cash                                $   23,297      $   34,642
  Accounts receivable:
    Trade (less allowance for
      doubtful accounts of $100,000
      at June 30, 2001 and
      March 31, 2001)                  1,317,147         900,841
    Officers and employees                14,911           7,048

                                       1,332,058         907,889

  Inventory                            1,828,859       2,143,793

  Prepaid expenses                        56,527          57,671

TOTAL CURRENT ASSETS                   3,240,741       3,143,995

INVESTMENT IN JOINT VENTURE            2,668,296       2,418,010

PROPERTY, PLANT AND EQUIPMENT - NET      318,240         329,243

OTHER ASSETS                              16,092          16,107

TOTAL ASSETS                          $6,243,369      $5,907,355


See notes to consolidated financial statements.







                                   - 3 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)




LIABILITIES AND SHAREHOLDERS' EQUITY

                                   June 30, 2001   March 31, 2001

CURRENT LIABILITIES
  Short-term borrowings             $ 1,849,516      $ 1,791,442
  Accounts payable                      808,075          614,280
  Accrued liabilities                   163,090          137,511
  Current maturities of capital
    lease obligations                    15,730           15,730

TOTAL CURRENT LIABILITIES             2,836,411        2,558,963


LONG-TERM CAPITAL LEASE OBLIGATIONS      41,295           45,088

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value
    per share; authorized
    20,000,000 shares; issued
    912,270 shares at June 30,
    2001 and March 31, 2001               9,123            9,123
  Additional paid-in capital         10,533,310       10,533,310
  Accumulated deficit                (7,176,770)      (7,239,129)

TOTAL SHAREHOLDERS' EQUITY            3,365,663        3,303,304

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                $ 6,243,369      $ 5,907,355


See notes to consolidated financial statements.







                                   - 4 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
                                      For the Three Months Ended
                                     June 30, 2001  June 30, 2000

Net sales                              $2,255,130     $2,051,116

Cost of goods sold                      1,702,848      1,490,720

GROSS PROFIT                              552,282        560,396

Research and development expense           49,099         50,559

Selling, general and administrative
  expense                                 631,726        563,323

Operating (loss)                         (128,543)       (53,486)

Other income (expense):
  Interest income                               -            233
  Interest expense                        (59,384)       (40,695)

                                          (59,384)       (40,462)

(LOSS) BEFORE EQUITY
IN EARNINGS OF JOINT VENTURE             (187,927)       (93,948)

Equity in earnings of joint venture       250,286        126,421

NET EARNINGS                           $   62,359     $   32,473

Per common share amounts:
  Basic                                $      .07     $      .04
  Diluted                              $      .07     $      .03

Weighted average number of common
  shares outstanding
    Basic                                 912,270        912,270
    Diluted                               926,333        959,466


See notes to consolidated financial statements.


                                  - 5 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                For the Three Months Ended
                                               June 30, 2001  June 30, 2000
OPERATING ACTIVITIES
  Net earnings                                  $    62,359      $  32,473
  Adjustments to reconcile net
    earnings to net cash (used in)
    operating activities:
      Depreciation and amortization                  11,018         12,928
      Undistributed earnings of
        joint venture                              (250,286)      (126,421)
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable          (424,169)      (693,618)
        Decrease (increase) in inventories and
          prepaid expenses                          316,078       (396,319)
        Increase in accounts payable
          and accrued expenses                      219,374        275,143

NET CASH USED IN
OPERATING ACTIVITIES                                (65,626)      (895,814)

INVESTING ACTIVITIES
  Purchase of property, plant and equipment               -         (4,164)

NET CASH USED IN
INVESTING ACTIVITIES                                      -         (4,164)

FINANCING ACTIVITIES
  Net borrowings of short-term debt                  58,074        917,960
  Payments on long-term obligations                  (3,793)        (3,793)

NET CASH PROVIDED BY
FINANCING ACTIVITIES                                 54,281        914,167

(DECREASE) INCREASE IN CASH                         (11,345)        14,189

Cash at beginning of period                          34,642         92,017

CASH AT END OF PERIOD                           $    23,297     $  106,206

Supplemental information:
  Interest paid                                 $    59,384     $   40,695
  Income taxes paid                                       -              -

See notes to consolidated financial statements.




                                     - 6 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Statement of Management - The financial information included herein is unaudited and does not include all disclosures normally included in financial statements presented in accordance with generally accepted accounting principles. The interim financial information should be read in connection with the financial statements and related notes in the Company's annual report on Form 10-K for the year ended March 31, 2001. The results for the interim period are not necessarily indicative of the results expected for the year. The accompanying interim information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

Income Taxes - No income tax expense has been provided for the quarter ended June 30, 2001 as a result of the carryforward of prior years' operating losses.

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong joint venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. The following represents summarized balance sheet and income statement information of the Hong Kong joint venture for the quarters ended June 30, 2001 and 2000:

                                       2001                2000
      Net sales                    $2,633,365          $1,981,215
      Gross profit                    890,500             557,073
      Net income                      500,573             252,842
      Total current assets          3,808,828           4,165,931
      Total assets                  6,016,121           6,407,966
      Total liabilities               939,563           1,322,628
      Related party purchases       1,054,923           1,513,679

Net Income (Loss) Per Common Share - Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company's average stock price.

                                      - 7 -
Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Three Months Ended June 30, 2001 Compared to
Three Months Ended June 30, 2000

Sales - Net sales for the three months ended June 30, 2001 were $2,255,130 compared to $2,051,116 for the comparable three months in the prior fiscal year, an increase of $204,014. Net sales of security products increased by $763,611 as compared to the quarter ended June 30, 2000. Net sales of other products decreased by $559,597, as compared to the quarter ended June 30, 2000. The primary reason for the increase in security sales was higher smoke alarm sales. The major reason for lower other products sales was lower private label telephone sales.

Net Income - The Company reported a net profit of $62,359 for the quarter ended June 30, 2001 compared to net profit of $32,473 for the corresponding quarter of the prior fiscal year. The primary reason for the increase in profit was higher Joint
Venture earnings.

Expenses - Research, selling, general and administrative expenses increased by $66,943 from the comparable three months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 30% for the three months ended June 30, 2001 and 30% for the same period in the last fiscal year. The increase in selling, general and administrative expenses was mainly due to higher commission and freight costs associated with the Company's USI ELECTRIC subsidiary.

Interest Expense and Income - The Company's interest expense, net of interest income, increased from $40,462 for the quarter ended
June 30, 2000 to $59,384 for the quarter ended June 30, 2001. The higher interest expenses resulted from higher levels of borrowing.

Financial Condition and Liquidity - Cash needs of the Company are currently met by funds generated from operations and the Company's line of credit with a financial institution, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum bank line of credit is currently the lower of $7,500,000 or specified percentages of the Company's accounts receivable and inventory. Approximately $1,904,944 has been utilized in letter of credit commitments and short-term borrowings as of June 30, 2001. As of June 30, 2001, the amount available for additional borrowings under the line was approximately $237,000 based on the specified percentages.



                              - 8 -
The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to prime plus 1-1/2%. The loan is collateralized by the Company's accounts receivable, inventory and a 1.5 acre parcel of the Company's real estate.

Operating activities used cash of $65,626 for the quarter ended June 30, 2001. This was primarily due to an increase in accounts receivable of $424,169 and undistributed earnings from the Company's Joint Venture, that were offset by an increase in accounts payable and accrued expenses of $219,374, a decrease in inventories and prepaid expenses of $316,078. The increase in accounts payable was primarily due to higher borrowings from the Company's Joint Venture. For the same period last year, operating activities used cash of $895,814.

Investing activities used cash of $4,164 in the prior quarter and no cash in the current quarter.

Financing activities provided cash of $54,281. For the same period last year, financing activities provided cash of $914,167, primarily due to the increase of short-term debt.

Accounts receivable increased due to the addition of a different customer base which requires extended dating terms.

The Company believes without the sale of real estate it currently owns which it has listed for sale, or a distribution from its Hong Kong Joint Venture, which the Company is currently negotiating, that the Company's planned cash flow from operations, current availability under its line of credit and working capital may not be sufficient to continue the Company's current business plan, including continued expansion into the electrical distribution trade market. The Company, if necessary, could raise funds by selling other assets, including inventory, at prices less than market or implementing cost reductions. The Company believes that it could scale back operations further without negatively impacting business growth. The Company anticipates it will sell the real estate during the third or fourth quarter of fiscal year 2002.

Hong Kong Joint Venture - Net sales of the joint venture for the three months ended June 30, 2001 were $2,633,365 compared to $1,981,215 for the comparable three months in the prior fiscal year. The increase in sales was primarily due to increased sales of smoke alarms.

Net income was $500,573 for the quarter ended June 30, 2001 compared to $252,842 in the comparable quarter last year. The increase in net income resulted from higher sales to non-related customers.
                                - 9 -
Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During the quarter ended June 30, 2001, working capital increased by $344,722 from $2,567,591 on March 31, 2001 to $2,912,313 on June 30, 2001. During the
quarter ended June 30, 2000, working capital increased by $480,863 from $2,432,197 on March 31, 2000 to $2,913,060 on June
30, 2000.



UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES


Item 3. Quantitative and Qualitative Disclosures About Market Risk - No material changes have occurred in the quantitative and qualitative market risk disclosures of the Company as presented in the Company's
           Annual Report Form 10-K for the year ended March 31,
           2001.

           PART II

Item 6.    Exhibits and Reports on Form 8-K

           None.


























                              - 10 -
UNIVERSAL SECURITY INSTRUMENTS, INC.
SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          UNIVERSAL SECURITY INSTRUMENTS, INC.



Dated:    August 10, 2001       Harvey Grossblatt
                          HARVEY GROSSBLATT
                          President, Chief Accounting Officer