Form 10-Q
period 2001-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2001-11-19
CIK 102109

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the Quarter ended September 30, 2001

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

                        YES      X        NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Date                     Class                Shares Outstanding
November 13, 2001    Common Stock, $.01 par value       912,270
         UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES



                                 INDEX



Part  I -  FINANCIAL INFORMATION

           Item l.  FINANCIAL STATEMENTS

           Consolidated balance sheets at September 30, 2001 and March 31, 2001 (unaudited)

           Consolidated statements of operations for the six months ended September 30, 2001 and 2000 and three months ended September 30, 2001 and 2000 (unaudited)

           Consolidated statements of cash flows for the six months ended September 30, 2001 and 2000 (unaudited)

           Notes to consolidated financial statements (unaudited)

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



Part II -  OTHER INFORMATION

           Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS

           Item 6.  EXHIBITS AND REPORTS ON FORM 8-K




                                 - 2 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

PART I

Item 1. FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
(unaudited)


ASSETS

                                    Sept 30, 2001  March 31, 2001

CURRENT ASSETS
  Cash                                $   18,593      $   34,642
  Accounts receivable:
    Trade (less allowance for
      doubtful accounts of $100,000
      at September 30, 2001 and
      March 31, 2001)                  2,141,698         900,841
    Officers and employees                 4,206           7,048

                                       2,145,904         907,889

  Inventory                            1,396,165       2,143,793

  Prepaid expenses                        56,148          57,671

TOTAL CURRENT ASSETS                   3,616,810       3,143,995

INVESTMENT IN JOINT VENTURE            2,192,296       2,418,010

PROPERTY, PLANT AND EQUIPMENT - NET      308,853         329,243

OTHER ASSETS                              16,092          16,107

TOTAL ASSETS                          $6,134,051      $5,907,355


See notes to consolidated financial statements.




                                   - 3 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY

                                       Sept 30, 2001   March 31, 2001

CURRENT LIABILITIES
  Short-term borrowings                 $ 2,123,428      $ 1,791,442
  Accounts payable                          446,952          614,280
  Accrued liabilities                       121,233          137,511
  Current maturities of capital
    lease obligations                        15,730           15,730

TOTAL CURRENT LIABILITIES                 2,707,343        2,558,963


LONG-TERM CAPITAL LEASE OBLIGATIONS          37,502           45,088

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value
    per share; authorized
    20,000,000 shares; issued
    912,270 shares at September 30,
    2001 and March 31, 2001                   9,123            9,123
  Additional paid-in capital             10,533,310       10,533,310
  Accumulated deficit                    (7,153,227)      (7,239,129)

TOTAL SHAREHOLDERS' EQUITY                3,389,206        3,303,304

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                    $ 6,134,051      $ 5,907,355


See notes to consolidated financial statements.




                                   - 4 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                            For the Six Months Ended
                                          Sept 30, 2001  Sept 30, 2000

Net sales                                   $4,908,612     $3,791,283

Cost of goods sold                           3,607,746      2,609,436

GROSS PROFIT                                 1,300,866      1,181,847

Research and development expense               104,913         84,710

Selling, general and
  administrative expense                     1,364,067      1,137,948

Operating (loss)                              (168,114)       (40,811)

Other income (expense):
  Interest income                                    -            233
  Interest expense                            (120,270)      (105,714)
  Other                                              -            (11)

                                              (120,270)      (105,492)

(LOSS) BEFORE EQUITY IN
EARNINGS OF JOINT VENTURE                     (288,384)      (146,303)

Equity in earnings of joint venture            374,286        184,266

NET INCOME                                  $   85,902     $   37,963




Per common share amounts:
 Basic                                             .09            .04
 Diluted                                           .09            .04

Weighted average number of common
  shares outstanding
    Basic                                      912,270        912,270
    Diluted                                    925,187        950,012


See notes to consolidated financial statements.




                                - 5 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                           For the Three Months Ended
                                          Sept 30, 2001  Sept 30, 2000

Net sales                                   $2,653,482     $1,740,167

Cost of goods sold                           1,904,898      1,118,716

GROSS PROFIT                                   748,584        621,451

Research and development expense                55,814         34,151

Selling, general and
  administrative expense                       732,341        574,625

Operating (loss) income                        (39,571)        12,675

Other income (expense):
  Interest expense                             (60,886)       (65,019)
  Other                                                           (11)

                                               (60,886)       (65,030)

(LOSS) BEFORE EQUITY IN EARNINGS
OF JOINT VENTURE                              (100,457)       (52,355)

Equity in earnings of joint venture            124,000         57,845

NET INCOME                                  $   23,543     $    5,490



Per common share amounts:
  Basic                                            .03            .01
  Diluted                                          .03            .01

Weighted average number of common
  shares outstanding
    Basic                                      912,270        912,270
    Diluted                                    926,041        950,012


See notes to consolidated financial statements.




                                 - 6 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                     For the Six Months Ended
                                                   Sept 30, 2001 Sept 30, 2000
OPERATING ACTIVITIES
  Net income                                        $    85,902    $   37,963
  Adjustments to reconcile net
    earnings to net cash (used in)
    operating activities:
      Depreciation and amortization                      20,390        23,759
      Undistributed earnings of joint venture          (374,286)     (184,266)

      Changes in operating assets and liabilities:
        (Increase) in accounts receivable            (1,238,015)     (349,988)
        Decrease (increase) in inventories and
          prepaid expenses                              749,151      (932,835)
        (Decrease) increase in accounts payable
          and accrued expenses                         (183,606)      110,808
        Decrease in other assets                             15

NET CASH (USED IN) OPERATING ACTIVITIES                (940,449)   (1,294,559)

INVESTING ACTIVITIES
  Property, plant and equipment                               -        (4,164)
  Distribution by joint venture                         600,000             -

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                    600,000        (4,164)

FINANCING ACTIVITIES
  Net borrowings of short-term debt                     331,986     1,244,169
  Principal payments on long-term obligations            (7,586)       (7,586)

NET CASH PROVIDED BY FINANCING ACTIVITIES               324,400     1,236,583

(DECREASE) IN CASH                                      (16,049)      (62,140)

Cash at beginning of period                              34,642        92,017

CASH AT END OF PERIOD                               $    18,593    $   29,877

Supplemental information:
  Interest paid                                     $   120,270    $  105,714
  Income taxes paid                                        -             -


See notes to consolidated financial statements.

                                     - 7 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Statement of Management - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the Company's March 31, 2001 audited financials statements filed with the Securities and Exchange Commission on Form 10-K. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Income Taxes - No income tax expense has been provided for the quarter ended September 30, 2001 as a result of the carryforward of prior years' operating losses.

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong Joint Venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of smoke and carbon monoxide alarms. The following represents unaudited summarized income statement information of the Hong Kong Joint Venture for the six months ended September 30, 2001 and 2000:

                                    2001             2000
      Net sales                  $5,010,988       $3,866,428
      Gross profit                1,505,815          967,586
      Net income                    748,572          368,531
      Total current assets        3,872,322        3,866,111
      Total assets                6,029,363        6,135,408
      Total liabilities           1,599,858          962,613

During the six month periods ended September 30, 2001 and 2000, the Company purchased products for resale from the Hong Kong Joint Venture of approximately $2,390,000 and $2,638,000, respectively. At September 30, 2001 and 2000, the Company had amounts payable to the Hong Kong Joint Venture of $322,734 and $380,324, respectively. On August 21, 2001, the Company agreed to amend the Joint Venture Agreement. As part of this amendment, the Hong Kong Joint Venture agreed to declare a dividend of $1,200,000, of which the $600,000 due to the Company was applied to settle amounts due by the Company to the Hong Kong Joint Venture.

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


                                     - 8 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Six Months Ended September 30, 2001 Compared to
Six Months Ended September 30, 2000

Sales - Net sales for the six months ended September 30, 2001 were $4,908,612 compared to $3,791,283 for the comparable six months in the prior fiscal year, an increase of $1,117,329. Net sales of security products increased by $1,576,484 and net sales of certain other products decreased by $459,155. Security sales increased as a result of higher demand of security products sold by the Company's subsidiary, USI ELECTRIC, Inc. The decrease in sales of certain other products resulted primarily from decreased demand.

Net Income - The Company reported a net income of $85,902 for the six months ended September 30, 2001 compared to net income of $37,963 for the corresponding six months of the prior fiscal year. The increase in net income resulted from higher Joint Venture earnings.

Expenses - Research, selling, general and administrative expenses increased by $246,322 from the comparable six months in the prior year. The increase in selling, general and administrative expenses was mainly due to higher commission and freight costs associated with the Company's USI ELECTRIC subsidiary.

As a percentage of sales, research, selling, general and administrative expenses were 30% for the six months ended September 30, 2001 and 32% for the same period in the prior fiscal year.

Interest Expense and Income - The Company's interest expense, net of interest income, was $120,270 for the six months ended September 30, 2001 compared to $105,481 for the same period in 2000. The increase in interest expense resulted from the debt service related to higher levels of accounts receivable, partially offset by lower interest rates.




                                 - 9 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES


Three Months Ended September 30, 2001 Compared to
Three Months Ended September 30, 2000

Sales - Net sales for the three months ended September 30, 2001 were $2,653,482 compared to $1,740,167 for the comparable three months in the prior fiscal year, an increase of $913,315. Net sales of security products increased by $875,756 and sales of other products increased by $37,559. The increase in security sales resulted primarily from increased demand for smoke alarms sold by the Company's subsidiary, USI ELECTRIC, INC. The increase in other sales resulted from higher demand for certain of the Company's products.

Net Income - The Company reported net income of $23,543 for the quarter ended September 30, 2001 compared to net income of $5,490 for the corresponding quarter of the prior fiscal year. The increase in net income resulted from higher Joint Venture earnings.

Expenses - Research, selling, general and administrative expenses increased by $179,379 from the comparable three months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 30% for the three months ended September 30, 2001 and 35% for the same period in the last fiscal year. The increase in selling, general and administrative expenses was mainly due to higher commission and freight costs associated with the Company's USI ELECTRIC subsidiary.

Interest Expense and Income - The Company's interest expense was $60,866 for the quarter ended September 30, 2001 compared to $65,019 for the comparable period in 2000. The decrease in interest expense resulted from lower interest rates.

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

Approximately $2,123,428 has been utilized in short-term borrowings as of September 30, 2001. As of September 30, 2001, the amount available for borrowings under the line was approximately $174,000 based on the specified percentages.

The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to prime plus 1.5%. The loan is collateralized by the Company's accounts receivable, inventory and a 1.5 acre parcel of the Company's real estate.




                                      - 10 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Operating activities used cash of $940,449 for the six months ended September 30, 2001. This was primarily due to an increase in accounts receivable of $1,238,015 and a decrease in inventory and prepaid expenses of $749,151. Accounts receivable increased due to the addition of a different customer base which required extended dating terms. Inventories were lower due to higher sales of security products. For the same period last year, operating activities used cash of $1,294,559.

Investing activities did not use cash in the current quarter. For the same period last year, investing activities used cash of $4,164. Included in investing activities was a distribution from the Company's Joint Venture of $600,000.

Financing activities provided cash of $324,400, primarily due to increased borrowings under the line of credit. For the same period last year, financing activities used cash of $1,236,583, primarily due to increased borrowings under the line of credit.

The Company believes without the sale of real estate it currently owns which it has listed for sale, or additional distributions from its Hong Kong Joint Venture, that the Company's planned cash flow from operations, current availability under its line of credit and working capital may not be sufficient to continue the Company's current business plan, including continued expansion into the electrical distribution trade market. The Company, if necessary, could raise funds by selling other assets, including inventory, at prices less than market or implementing cost reductions. The Company believes that it could scale back operations further without negatively impacting business growth. The Company anticipates it will sell the real estate during the third or fourth quarter of fiscal year 2002.

Hong Kong Joint Venture - Net sales of the Hong Kong Joint Venture for the six months and three months ended September 30, 2001 were $5,010,988 and $2,377,623, respectively, compared to $3,866,428 and $1,855,213, respectively, for the comparable six months and three months in the prior fiscal year.

Net income for the six months and three months ended September 30, 2001 was $748,572 and $247,999, respectively, compared to $368,531 and $115,689, respectively, in the comparable six months and three months last year.

Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During the six months ended September 30, 2001, working capital increased by $64,474 from $2,612,313 on March 31, 2001 to $2,685,606 on September 30, 2001. On August 21, 2001, the Hong Kong Joint Venture paid dividends to its venturers totaling $1,200,000. Of this amount, $600,000 was due to the Company. The Company used this amount to pay down the amount due it to the Hong Kong Joint Venture.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures of the Company as presented in the Company's Annual Report Form 10-K for the year ended March 31, 2001.
                                      - 11 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

PART II


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On October 10, 2001, the Company held its Annual Meeting of Shareholders. The only matter to the shareholders for a vote was the election of directors.

           The nominees submitted for election as directors were Michael Kovens, Stephen C. Knepper and Harvey Grossblatt. The votes for, against and abstained were as follows:

                          FOR          AGAINST          ABSTAINED

Michael Kovens          800,413          417              25,619
Stephen C. Knepper      800,313          517              25,619
Harvey Grossblatt       800,313          517              25,619

           As a result, all of the nominees were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualify.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) 3. Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.

3.(i) Articles of Incorporation, as amended (incorporated by reference to USI's Annual Report on Form 10-K for the year ended March 31, 1998)

 (ii) Bylaws, as amended (incorporated by reference to Exhibit 3.5 to USI's Annual Report on Form 10-K for the year ended March 31, 1994)

10.1. Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to USI's Annual Report on Form 10-K for the year ended March 31, 1997)

10.2 Hong Kong Joint Venture Agreement (confidential treatment of Name requested and filed separately with the Commission) (incorporated by reference to Exhibit 10.2 to USI's Annual Report on Form 10-K for the year ended March 31, 1995, File No 0-7885)

10.3. Amendment, dated August 21, 2001, to Hong Kong Joint Venture Agreement (confidential treatment of Name requested and filed separately with the Commission)




                                      - 12 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES


10.16. Discount Factoring Agreement with Congress Talcott, Inc. dated February 28, 1995 (incorporated by reference to Exhibit 10.16 to USI's Annual Report on Form 10-K for the year ended March 31, 1997)

10.19 Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, MD 21117 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 0-7885).

99.1 Letter to Shareholders dated November 15, 2001 transmitting copy of quarterly press release


(b) No reports on Form 8-K were filed during the quarter for which this report is filed.




                               - 13 -
UNIVERSAL SECURITY INSTRUMENTS, INC.

SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             UNIVERSAL SECURITY INSTRUMENTS, INC.



Dated: November 19, 2001     Harvey Grossblatt
                             HARVEY GROSSBLATT
                             President, Chief Financial Officer











smb
10-Q.SEPT



                               - 14 -
Exhibit 10.3

                     SUPPLEMENTAL AGREEMENT


This Agreement is made on the 21st day of August, 2001, by and
between      (1)  Universal Security Instruments, Inc. ("Universal") of 7-A
                  Gwynns Mill Court, Owings Mills, Maryland 21117-3586, United
                  States of America

and          (2)  An Affiliate of the Company (name withheld and filed
                  separately with the SEC)

WHEREAS

A. By a Joint Venture Agreement with an effective date of 23rd October 1989 (the "Joint Venture Agreement") made between Universal and An Affiliate of the Company (name withheld and filed separately with the SEC), both parties agreed to combine their expertise and establish a Hong Kong company for the purpose of allowing Universal to participate in An Affiliate of the Company (name withheld and filed separately with the SEC) video cassette tape manufacturing arrangements and to expand these arrangements to include other consumer electronic products in accordance with the terms and conditions therein contained.

B. Pursuant to the Joint Venture Agreement, The Original Joint Venture Owner (name withheld and filed separately with the SEC) was established as the Joint Venture Company.

C. Since the signing of the Joint Venture Agreement, (1) several provisions of the Joint Venture Agreement have become obsolete; and (2) disputes arose between the parties with regard to their respective rights and obligations under the Joint Venture Agreement.

D. Universal and An Affiliate of the Company (name withheld and filed separately with the SEC) have agreed to an arrangement to resolve the matters mentioned in Recital C and as provided for hereinafter.

THE PARTIES HERETO MUTUALLY AGREE AS FOLLOWS:

1.  This Agreement is made supplemental to the Joint Venture Agreement.

2. Clauses 4.2, 4.3, 4.6, 4.7 and 6.7 of the Joint Venture Agreement shall be deleted in their entirety.

3. The content of Clauses 4.4, 5.5, 7.2 and Article Eight of the Joint Venture Agreement shall be substituted by the following text:


                              - 1 -
Clause 4.4

"(a) Universal and An Affiliate of the Company (name withheld and filed separately with the SEC) will buy products from the Joint Venture Company at the most favourable prices.

 (b) The most favourable price of a specific product shall mean the lower of
     (i) the lowest price that the Joint Venture Company sells to other unrelated customers for the product having substantially the same make and materials and (ii) the indicative price for each of the product as stated herein.

 (c) The following are the indicative unit prices (F.O.B. Hong Kong, at sight) for existing smoke alarms and carbon monoxide alarms: (I) DC ionisation smoke alarm with a 9V carbon-zinc UL approved battery in gift box packaging: Financial Information (withheld and filed separately with the SEC); (ii) DC photoelectric smoke alarm with a 9V carbon-zinc UL approved battery in gift box packaging: Financial Information (withheld and filed separately with the SEC); (iii) AC ionisation smoke alarm with a 9V Energizer 522 alkaline battery in gift box packaging: Financial Information (withheld and filed separately with the SEC); and (iv) DC carbon monoxide alarm using QUANTUM chemical sensor with a 9V Energizer 522 alkaline battery in gift box: Financial Information (withheld and filed separately with the SEC). The indicative prices are subject to change as agreed by both parties from time to time.

 (d) The indicative prices for all other products and models are subject to negotiation.

 (e) Subject to actual material and production costs variation, the indicative prices shall be adjusted to reflect such costs changes.

 (f) The sales from the Joint Venture Company for the markets in the People s Republic of China shall be to or through An Affiliate of the Company (name withheld and filed separately with the SEC), or any party designated by An Affiliate of the Company (name withheld and filed separately with the SEC), on an exclusive basis.

 (g) The sales from the Joint Venture Company for the markets in the United States of America (including the U.S. Virgin Islands and Puerto Rico), Mexico, Guatemala, Honduras, Nicaragua, Costa Rica, Panama, Dominican Republic, Bahamas, Haiti and Canada shall be to or through Universal, or any party designated by Universal, on an exclusive basis.





                              - 2 -
 (h) The Joint Venture Company shall have the exclusive right to conduct sales for the world-wide markets excluding the markets in the People s Republic of China, United States of America (including the U.S. Virgin Islands and Puerto Rico), Mexico, Guatemala, Honduras, Nicaragua, Costa Rica, Panama, Dominican Republic, Bahamas, Haiti and Canada.

 (i) In the event of referrals of new customers by the Joint Venture Company to Universal, Universal shall pay commissions of Financial Information (withheld and filed separately with the SEC) of the F.O.B. sales values on such customers to the Joint Venture Company provided that the referred customers and Universal have never engaged in any business contacts prior to the referral by the Joint Venture Company. Commissions shall be payable within thirty (30) days after shipment.

 (j) In the event of referrals of new customers by Universal to the Joint Venture Company, the Joint Venture Company shall pay commissions of Financial Information (withheld and filed separately with the SEC) of the F.O.B. sales values on such customers to Universal provided that the referred customers and the Joint Venture Company have never engaged in any business contacts prior to the referral by Universal. Commissions shall be payable within thirty (30) days after shipment."

Clause 5.5

"(a) The day-to-day operations of the Joint Venture Company shall be under the control of An Affiliate of the Company (name withheld and filed separately with the SEC).

 (b) The following matters shall seek approval of the Board of Directors of the Joint Venture Company: (1) declaration of dividends; (ii) approval of annual financial statements/reports; (iii) adjustment on An Affiliate of the Company (name withheld and filed separately with the SEC) s remuneration for providing day-to-day operations management service, (iv) the merger of the Joint Venture Company with any other entity or the acquisition of any other entity by the Joint Venture Company; (v) the sale, lease or disposal of the whole or a substantial part of the business or assets of the Joint Venture Company; (vi) any capital increase or any request for shareholder contribution to provide additional funding to the Joint Venture Company, including additional capital or shareholder loans; (vii) any amendment to the Memorandum and Articles of Association of the Joint Venture Company; (viii) any capital investment in excess of HKD400,000.00; (ix) any mortgage of the assets of






                               - 3 -
     the Joint Venture Company; (x) any business transaction, excluding the sales transactions of products of the Joint Venture Company, between the Joint Venture Company and any company owned or controlled, directly or indirectly, by one of the shareholders of the Joint Venture Company including any company subject to common control; (xi) [intentionally omitted]; (xii) approval of annual business plan (the annual business plan of the immediate preceding year shall be adopted in the current year until the new annual business plan for the current year is approved, the Board of Directors shall be informed in the event of significant deviation from the approved business plan); and (xiii) approval of annual budget (the annual budget of the immediate preceding year shall be adopted in the current year until the new annual budget for the current year is approved, the Board of Directors shall be informed in the event of Financial Information (withheld and filed separately with the SEC) or greater deviation from the approved annual budget).

 (c) An Affiliate of the Company (name withheld and filed separately with the SEC) shall not be obligated to provide day-to-day operations services in the event that An Affiliate of the Company (name withheld and filed separately with the SEC) ceases to be shareholder of the Joint Venture Company or the composition or procedures of the Board of Directors of the Joint Venture Company as set forth in this Article 5 are changed so as to be less favourable to An Affiliate of the Company (name withheld and filed separately with the SEC) than as now set forth."


Clause 7.2

"The Joint Venture Company shall produce unaudited monthly and quarterly financial statements."


Article Eight

"The Joint Venture Company shall pay quarterly dividends to the shareholders or the shareholder s designee with a total amount equal to one-half (fifty percents) of the quarterly profit determined after the quarterly review of the unaudited quarterly financial statements by an independent auditor. The first quarter to implement this new dividend policy will be the quarter ended December 31, 2001. Dividends shall be payable within thirty (30) days of the completion of the auditor s review."




                                - 4 -
4. It is hereby agreed that a dividend of six hundred thousand US dollar (US$600,000.00) shall be declared by the Board of Directors of The Joint Venture (name withheld and filed separately with the SEC) to each of its two shareholders, i.e. Universal and An Affiliate of the Company (name withheld and filed separately with the SEC), on or before 31st August 2001. The dividend of An Affiliate of the Company (name withheld and filed separately with the SEC) shall be paid to An Affiliate of the Company (name withheld and filed separately with the SEC) or such party as designated by An Affiliate of the Company (name withheld and filed separately with the SEC). The dividend of Universal shall be applied directly towards settlement of all of the outstanding balances due, or will be due, to The Joint Venture (name withheld and filed separately with the SEC).

5. In consideration of all of the above, Universal and An Affiliate of the Company (name withheld and filed separately with the SEC) hereby agree to waive and release against each other and forever discharge such claims arising out of or in connection with the Joint Venture Agreement and which claim(s) has/have arisen before the date hereof.

IN WITNESS whereof, the parties to this Agreement have duly executed it on the date and year first above written.

Universal Security Instruments, Inc.      An Affiliate of the
                                          Company (name withheld
                                          and filed separately
                                          with the SEC)


By                                        By
   Michael L. Kovens                         A Director of the
   Chairman                                  Company ((name
                                             withheld and
                                             filed separately
                                             with the SEC)

IN WITNESS whereof, the parties to this Agreement have duly executed it on the date and year first above written.

Universal Security Instruments, Inc.      An Affiliate of the
                                          Company (name withheld
                                          and filed separately
                                          with the SEC)


By                                        By
   Michael L. Kovens                         A Director of the
   Chairman                                  Company ((name
                                             withheld and
                                             filed separately
                                             with the SEC)

                             - 5 -
Exhibit 99.1


November 15, 2001


Dear Partners/Shareholders:

I am honored to be writing to you again as your Chairman of the Board.
At the Annual Meeting of Directors held on October 22, 2001, your
Board of Directors elected me Chairman of the Board and Chief
Executive Officer. I welcome this responsibility and pledge that our entire management team is intently focused on improving results at every level of our Company.

We wish to acknowledge and extend our sympathies and condolences to those of our partners who have suffered personal losses in the tragedy of September 11, 2001. Despite the attack on America, the strength of our nation is its ability to rebound from all adversity. Our people and our economy will recover.

We are pleased to report and enclose our latest Second Quarter Results and hope you are pleased, as we are, with our improvements. Looking ahead despite a rapidly slowing economy, your Company's mission remains quite clear. We intend to pursue a greater market share through our 50% owned Hong Kong Joint Venture (which serves international markets) and, of course, here in the United States. We resolve to be the very best that we can be in product, service, delivery and value in all of the countries and markets in which we serve.

If I may be of service or should you have any questions, please do not hesitate to contact me.

Respectfully,



Stephen C. Knepper
Chairman

SCK:smb


            _________________________________________________

Statements contained herein that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Although UNIVERSAL SECURITY
 INSTRUMENTS, INC. believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projections.