Form 10-K/A
period 2001-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2002-02-06
CIK 102109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2001.            Commission File No. 0-7885

                      UNIVERSAL SECURITY INSTRUMENTS, INC.
             (Exact name of registrant as specified in its charter)

         Maryland                                         52-0898545
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

              7-A Gwynns Mill Court, Owings Mills, Maryland 21117
         --------------------------------------------------------------
                (Address of principal executive office)(Zip Code)

         Issuer's Telephone Number, Including Area Code: (410) 363-3000

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act):

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes     X                          No  ____
                                         --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on January 24, 2002: Common Stock, $.01 Par Value - $1,185,233
                                -----------------------------------------

Number of shares outstanding of the Registrant's Common stock, as of January 24, 2002: Common Stock, $.01 Par Value - 1,009,770 shares
      -----------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Form 10-K/A except those Exhibits so incorporated as set forth in the Exhibit Index.

This Form 10-K/A is being filed by Universal Security Instruments, Inc. (the "Company") to amend Part IV, Item 14(a)(3) and the Exhibit Index to include Exhibits 23.1 and 23.2 that were inadvertently omitted from the Form 10-K filed by the Company on July 13, 2001.

                                     PART IV

ITEM 14.
--------

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 3       Exhibits required to be filed by Item 601 of Regulation S-K
            -----------------------------------------------------------

            The exhibits listed in the Exhibit Index immediately following the Signatures page are filed as part of this Annual Report on Form 10-K/A.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned hereunto duly authorized.


                                    UNIVERSAL SECURITY INSTRUMENTS, INC.



Date     February 6, 2002           By: /s/ Harvey B. Grossblatt
                                        ----------------------------------------
                                        Harvey B. Grossblatt, President

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.               Description

3 (i) Articles of Incorporation, as amended (incorporated by reference to USI's Annual Report on Form 10-K for the year ended March 31, 1998)

3 (ii) Bylaws, as amended (incorporated by reference to Exhibit 3 to USI's Quarterly Report on Form 10-Q for the period ended June 30, 1986 and
          Exhibit 3.5 to USI's  Quarterly  Report for the period  ended June 30,
          1993)

10.1 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to USI's Annual Report on Form 10-K for the year ended March 31, 1999)

10.2 Hong Kong Joint Venture Agreement (confidential treatment of Name requested and filed separately with the Commission) (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1994, File No. 0-7885)

10.16     Discount  Factoring  Agreement  with  Congress  Talcott,   Inc.  dated
          February 28, 1995 (incorporated by reference to Exhibit 10.16 to USI's Annual Report on Form 10-K for the year ended March 31, 1997)

10.19 Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, MD 21117 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 0-7885).

21.1      Subsidiaries of the Company

23.1      Consent of Grant Thornton LLP

23.2      Consent of Ernst & Young, independent auditors