Form 10-Q
period 2001-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2002-02-14
CIK 102109

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the Quarter ended December 31, 2001

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

                        YES      X        NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Date                     Class                Shares Outstanding
February 14, 2002    Common Stock, $.01 par value       1,009,770
         UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES



                                 INDEX



Part  I -  FINANCIAL INFORMATION

           Item l.  Financial Statements

           Consolidated balance sheets at December 31, 2001 and March 31, 2001 (unaudited)

           Consolidated statements of operations for the nine months ended December 31, 2001 and 2000 and three months ended December 31, 2001 and 2000 (unaudited)

           Consolidated statements of cash flows for the nine months ended December 31, 2001 and 2000 (unaudited)

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

           Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk



Part II -  OTHER INFORMATION

           Item 6.  Exhibits and Reports





                                 - 2 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)




ASSETS

                                    December 31, 2001  March 31, 2001

CURRENT ASSETS
  Cash                                    $   21,073      $   34,642
  Accounts receivable:
    Trade (less allowance for
      doubtful accounts of $100,000
      at December 31, 2001 and
      March 31, 2001)                      1,920,766         900,841
    Officers and employees                     4,405           7,048

                                           1,925,171         907,889

  Inventories                              1,113,165       2,143,793

  Prepaid expenses                            60,319          57,671

TOTAL CURRENT ASSETS                       3,119,728       3,143,995

INVESTMENT IN JOINT VENTURE                2,324,351       2,418,010

PROPERTY, PLANT AND EQUIPMENT - NET          298,386         329,243

OTHER ASSETS                                  16,094          16,107

TOTAL ASSETS                              $5,758,559      $5,907,355


See notes to consolidated financial statements.






                                 - 3 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)




LIABILITIES AND SHAREHOLDERS' EQUITY

                                  December 31, 2001    March 31, 2001

CURRENT LIABILITIES
  Short-term borrowings                $ 1,753,863       $ 1,791,442
  Accounts payable                         326,555           614,280
  Accrued liabilities                      163,641           137,511
  Current obligations under
    capital lease                           15,730            15,730

TOTAL CURRENT LIABILITIES                2,259,789         2,558,963

LONG-TERM CAPITAL LEASE OBLIGATIONS         33,709            45,088

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value
    per share; authorized
    20,000,000 shares; issued
    948,520 shares at December
    31, 2001 and 912,270 at
    March 31, 2001                           9,485             9,123
  Additional paid-in capital            10,572,370        10,533,310
  Accumulated deficit                   (7,116,794)       (7,239,129)

TOTAL SHAREHOLDERS' EQUITY               3,465,061         3,303,304

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                   $ 5,758,559       $ 5,907,355


See notes to consolidated financial statements.





                                 - 4 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                            For the Nine Months Ended
                                           December 31,   December 31,
                                               2001           2000

Net sales                                   $7,873,998     $6,313,660

Cost of goods sold                           5,782,782      4,421,734

GROSS PROFIT                                 2,091,216      1,891,926

Research and development expense               154,807        133,414

Selling, general and
  administrative expense                     2,164,186      1,798,063

Operating loss                                (227,777)       (39,551)

Other income (expense):
  Interest expense                            (156,218)      (183,683)
  Other                                            (11)           216

                                              (156,229)      (183,467)

LOSS BEFORE EQUITY IN
EARNINGS OF JOINT VENTURE                     (384,006)      (223,018)

Equity in earnings of joint venture            506,341         64,711

NET INCOME (LOSS)                           $  122,335     $ (158,307)

Net income (loss) per common
  share amounts:
    Basic                                          .13           (.17)
    Diluted                                        .13           (.17)

Weighted average number of common
  shares outstanding
    Basic                                      918,282        912,270
    Diluted                                    927,439        912,270

See notes to consolidated financial statements.


                                 - 5 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                           For the Three Months Ended
                                          December 31,   December 31,
                                              2001           2000


Net sales                                  $2,965,386      $2,522,377

Cost of goods sold                          2,175,036       1,812,298


GROSS PROFIT                                  790,350         710,079

Research and development expense               49,894          48,704

Selling, general and
  administrative expense                      800,119         660,115

Operating (loss) income                       (59,663)          1,260

Other income (expense):
  Interest expense                            (35,948)        (77,969)
  Other                                           (11)             (6)

                                              (35,959)        (77,975)

LOSS BEFORE EQUITY IN
EARNINGS OF JOINT VENTURE                     (95,622)        (76,715)

Equity in earnings (loss) of
  joint venture                               132,055        (119,555)

NET INCOME (LOSS)                          $   36,433      $ (196,270)


Net income (loss) per common
  share amounts:
    Basic                                         .04            (.22)
    Diluted                                       .04            (.22)

Weighted average number of common
  shares outstanding
    Basic                                     930,305         912,270
    Diluted                                   949,963         912,270

See notes to consolidated financial statements.

                                 - 6 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                 For the Nine Months Ended
                                                December 31,   December 31,
                                                    2001           2000
OPERATING ACTIVITIES
  Net income (loss)                             $   122,335    $  (158,307)
  Adjustments to reconcile net
    (loss) income to net cash used in
    operating activities:
      Depreciation and amortization                  33,179         34,867
      Undistributed earnings of
        Joint venture                              (506,341)       (64,711)
      Changes in operating assets
        and liabilities:
          Increase in accounts receivable        (1,017,282)      (726,028)
          Decrease (increase) in inventories
            and prepaid expenses                  1,027,980       (561,858)
        Increase (decrease) in accounts
          payable and accrued expenses              271,048        (25,249)
        Decrease (increase) in other assets              13         (2,000)

NET CASH USED IN OPERATING ACTIVITIES               (69,068)    (1,503,286)

INVESTING ACTIVITIES
  Distribution by Joint Venture                      67,357            -0-
  Purchase of equipment                              (2,322)        (5,253)

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                 65,035         (5,253)

FINANCING ACTIVITIES
  Net (repayments) borrowings of
    short-term debt                                 (37,579)     1,453,503
  Principal payments on long-term debt              (11,379)       (11,379)
  Issuance of common stock from exercise
    of employee stock options                        39,422            -0-

NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                                 (9,536)     1,442,124

DECREASE IN CASH                                    (13,569)       (66,415)

Cash at beginning of period                          34,642         92,017

CASH AT END OF PERIOD                           $    21,073    $    25,602

Supplemental information:
  Interest paid                                 $   156,218     $  183,683
  Income taxes paid                                     -0-            -0-

Non-cash investing transactions:
  Joint Venture dividend applied
    to reduce Joint Venture payable                 532,643            -0-

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

Income Taxes - No income tax expense has been provided for the period ended December 31, 2001 as a result of the carryforward of prior year's operating losses.

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong joint venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. The following represents summarized balance sheet and income statement information of the Hong Kong joint venture for the nine months ended December 31, 2001 and 2000:

                                    2001                2000
      Net sales                  $7,509,279          $4,964,858
      Gross profit                2,183,185           1,063,519
      Net income                  1,012,681             129,425
      Total current assets        3,932,812           3,309,276
      Total assets                6,074,501           5,539,066
      Total liabilities           1,380,889             901,146

During the nine month periods ended December 31, 2001 and 2000, the Company purchased products for resale from the Hong Kong Joint Venture of approximately $3,265,000 and $3,318,000, respectively. At December 31, 2001 and 2000, the Company had amounts payable to the Hong Kong Joint Venture of $200,000 and $146,237, respectively.

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







                                   - 8 -

A reconciliation of the numerators and denominators utilized in the computation of basic and diluted earnings per share for the three and nine month periods ended December 31, 2001 and 2000 is as follows:

                                 Three months ended       Nine months ended
                                      December 31,            December 31,
                                   2001      2000           2001     2000

Basic EPS computation
Net income (loss) applicable
  to common shares                 36,433 (196,270)       122,335 (158,307)
Weighted average common
  shares - basic                  930,305  912,270        918,282  912,270
Basic EPS                            0.04    (0.22)          0.13    (0.17)

Diluted EPS computation
Net income (loss) applicable
  to common shares                 36,433 (196,270)       122,335 (158,307)

Weighted average common
  shares basic                    930,305  912,270        918,282  912,270
Weighted average common
  shares from employee
  stock options                    19,658        -          9,157        -
                                  949,963  912,270        927,439  912,270
Diluted EPS                          0.04    (0.22)          0.13    (0.17)





























                                    - 9 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Item 2.

Nine Months Ended December 31, 2001 Compared to
Nine Months Ended December 31, 2000

Sales - Net sales for the nine months ended December 31, 2001 were $7,873,998 compared to $6,313,660 for the comparable nine months in the prior fiscal year, an increase of $1,560,338. Net sales of security products increased by $2,408,263 and other products decreased by $847,925. The increase in security sales resulted primarily from increased demand for certain of the Company's security products sold by the Company's subsidiary, USI ELECTRIC, INC. The decrease in other sales resulted from lower demand for certain of the Company's products.

Net Income - The Company reported net income of $122,335 for the nine months ended December 31, 2001 compared to a net loss of $158,307 for the corresponding nine months of the prior fiscal year. The increase in net income resulted from higher Joint Venture earnings, partially offset by higher selling, general and administrative expenses for the Company's subsidiary, USI ELECTRIC, INC. The increase in Joint Venture earnings is due to higher sales to other customers.

Expenses - Research, selling, general and administrative expenses increased by $387,516 from the comparable nine months in the prior year. Research, selling, general and administrative expenses increased in support of higher USI ELECTRIC, INC. sales.

As a percentage of sales, research, selling, general and administrative expenses were 29% for the nine months ended December 31, 2001 and 31% for the same period in the prior fiscal year.

Interest Expense and Income - The Company's interest expense was $156,218 for the nine months ended December 31, 2001 compared to $183,683 for the same period in 2000. The decrease in interest expense resulted from lower interest rates.












                                   - 10 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Three Months Ended December 31, 2001 Compared to
Three Months Ended December 31, 2000

Sales - Net sales for the three months ended December 31, 2001 were $2,965,386 compared to $2,522,377 for the comparable three months in the prior fiscal year, an increase of $443,009. Net sales of security products increased by $768,948 and other products decreased by $325,939. The increase in security sales resulted primarily from increased demand for certain of the Company's security products sold by the Company's subsidiary, USI ELECTRIC, INC. The decrease in other sales resulted from lower demand for certain of the Company's products.

Net Income - The Company reported net income of $36,433 for the quarter ended December 31, 2001 compared to net loss of $196,270 for the corresponding quarter of the prior fiscal year. The increase resulted from higher joint venture earnings, partially offset by higher selling, general and administrative costs. The increase in Joint Venture earnings is due to higher sales to other customers.

Expenses - Research, selling, general and administrative expenses increased by $141,194 from the comparable three months in the prior year. Selling, general and administrative expenses increased in support of higher USI ELECTRIC, INC. sales. As a percentage of sales, research, selling, general and administrative expenses were 29% for the three months ended December 31, 2001 and 28% for the same period in the last fiscal year.

Interest Expense and Income - The Company's interest expense was $35,948 for the quarter ended December 31, 2001 compared to $77,969 for the comparable period in 2000. The decrease in interest expense resulted from lower levels of debt as well as lower rates of interest.

Financial Condition and Liquidity - Cash needs of the Company are currently met by funds generated from operations and the Company's line of credit with a financial institution, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company has a factoring agreement with this financial institution for a portion of its trade accounts receivable. The Company's maximum bank line of credit is currently the lower of $7,500,000 or specified percentages of the Company's factored accounts receivable and inventory. Approximately $1,753,863 has been utilized in letter of credit commitments and short-term borrowings as of December 31, 2001. As of December 31, 2001, the amount available for borrowings under the line was approximately $211,000 based on the specified percentages.


                                    - 11 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The outstanding principal balance of the revolving credit line is payable upon demand. The interest rate on the revolving credit line is equal to 1.5% in excess of the prime rate of interest charged by the Company's lender. The loan is collateralized by the Company's factored accounts receivable, inventory and a 1.5 acre parcel of real estate owned by the Company.

Operating activities used cash of $69,068 for the nine months ended December 31, 2001. This was primarily due to increases in accounts receivable of $1,017,282, increases in accounts payable, related primarily to repayment of trade payables due the Joint Venture and undistributed Joint Venture earnings of $506,341, partially offset by a decrease in inventory of $1,027,980. The decrease in inventory is due to changes in product mix and higher sales. For the same period last year, operating activities used cash of $1,503,286.

Investing activities provided cash of $65,035 for the nine months ended December 31, 2001 primarily from a distribution of $67,357 from the Company's Joint Venture. On August 21, 2001, the Company agreed to amend the Joint Venture Agreement. As part of this amendment, the Hong Kong Joint Venture agreed to declare a dividend of $1,200,000, of which the $600,000 due to the Company was applied to settle amounts due by the Company to the Hong Kong Joint Venture. Investing activities used cash of $5,253 for the nine months ended December 31, 2000.

Financing activities used cash of $9,536, primarily due to net repayments of short-term debt, partially offset by the issuance of common stock on the exercise of stock options by an employee. For the same period last year, financing activities provided cash of $1,442,124.

The Company believes without the sale of real estate it currently owns which it has listed for sale, or additional distributions from its Hong Kong Joint Venture, that the Company's planned cash flow from operations, current availability under its line of credit and working capital may not be sufficient to continue the Company's current business plan, including continued expansion into the electrical distribution trade market. The Company, if necessary, could raise funds by selling other assets, including inventory, at prices less than market or implementing cost reductions. The Company believes that it could scale back operations further without negatively impacting business growth. After December 31, 2001, the Company received a contract in the amount of $350,000 for the sale of its 1.5 acre excess parcel of land which has no debt and is subject to certain contingencies.



                                   - 12 -
Hong Kong Joint Venture - Net sales of the joint venture for the nine months and three months ended December 31, 2001 were $7,509,279 and $2,498,291, compared to $4,964,858 and $1,098,430, respectively, for the comparable nine months and three months in the prior fiscal year. The increase in sales for both periods was primarily due to higher sales to other customers.

Net income for the nine months ended December 31, 2001 was $1,012,681 and $264,108 for the three months ended December 31, 2001, compared to net income of $129,425 and a loss of $239,106, respectively, in the comparable nine months and three months last year. The higher net income for the three months and nine months ended December 31, 2001 resulted primarily from higher sales to other customers.

Cash needs of the Hong Kong joint venture are currently met by funds generated from operations. During the nine months ended December 31, 2001, working capital increased by $343,933 from $2,621,132 on March 31, 2001 to $2,965,065 on December 31, 2001.


Item 3.

Quantitative and Qualitative Disclosures About Market Risk - No material changes have occurred in the quantitative and qualitative market risk disclosures of the Company as presented in the Company's Annual Report Form 10-K for the year ended March 31, 2001.






















                                    - 13 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

PART II


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) 3. Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.

3.(i) Articles of Incorporation, as amended (incorporated by reference to USI's Annual Report on Form 10-K for the year ended March 31,
       1998)

 (ii) Bylaws, as amended (incorporated by reference to Exhibit 3 to USI's Quarterly Report on Form 10-Q for the period ended June 30, 1986 and Exhibit 3.5 to USI's Quarterly Report on Form 10-Q for the period ended June 30, 1993)

10.1 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to USI's Annual Report on Form 10-K for the year ended March 31, 1999)

10.2 Hong Kong Joint Venture Agreement (confidential treatment of Name requested and filed separately with the Commission) (incorporated by reference to Exhibit 10.15 to USI's Annual Report on Form 10-K for the year ended March 31, 1994, File No 0-7885)

10.3 Amendment, dated August 21, 2001, to Hong Kong Joint Venture Agreement (confidential treatment of name requested and filed on Form 10-Q for the quarter ended September 30, 2001) (incorporated by reference to Exhibit 10.3 to USI's Quarterly Report on Form 10-Q for the period ended September 30, 2001)

10.16 Discount Factoring Agreement with Congress Talcott, Inc. dated February 28, 1995 (incorporated by reference to Exhibit 10.16 to USI's Annual Report on Form 10-K for the year ended March 31,
       1997)

10.19 Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, MD 21117 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 0-7885)

(b) No reports on Form 8-K were filed during the quarter for which this report is filed


                               - 14 -
UNIVERSAL SECURITY INSTRUMENTS, INC.
SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     UNIVERSAL SECURITY INSTRUMENTS, INC.



Dated:  February 14, 2001            Harvey Grossblatt
                                     HARVEY GROSSBLATT
                                     President, Chief Financial Officer
























smb
2001 DEC 10-Q



                               - 15 -