Form 10-K
period 2002-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2002-06-26
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended March 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 19, 2002:

Common Stock, $.01 Par Value - $2,188,951

The number of shares outstanding of the issuer's classes of common stock as of June 19, 2002:

Common Stock, $.01 Par Value - 1,009,770 shares

ITEM 1.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or similar terminology, or by discussions of strategy. These statements reflect the reasonable judgment of our management with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs or goals will not change. Our actual results could be very different from, and worse than, our expectations for various reasons, including factors that may affect future results discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, an SEC-reporting company that identifies forward-looking statements and warns investors that actual results could differ materially from those in the forward-looking statements, will not be liable for any private action arising under the Securities Act of 1933 based on such forward-looking statements.

BUSINESS

GENERAL

Universal Security Instruments, Inc. (the "Company" or "USI") was incorporated in the State of Maryland in 1969. Its principal offices are located at 7-A Gwynns Mill Court, Owings Mills, MD 21117 and its telephone number is 410-363-3000.

The Company designs and markets a variety of popularly-priced security and private label products which currently consist primarily of smoke alarms and related products. Most of the Company's products require minimal installation, or are designed for easy installation by the consumer without professional assistance.

Prior to 2000, the Company also designed and marketed a variety of telecommunication and video products. Due to the low margins realized on its telecommunications and video products, the Company has since focused its business primarily on security products. As a result, the Company (i) changed its marketing of telecommunications and video products to concentrate virtually exclusively on made-to-order private label sales, and (ii) entered into the electrical distribution market with an enhanced and newly packaged line of smoke alarms as well as its other security products.

The Company imports virtually all of its products from various suppliers overseas. For the fiscal year ended March 31, 2002, approximately 78% of the Company's purchases are bought from a Joint Venture with a Hong Kong corporation (Hong Kong Joint Venture), in which the Company owns a 50% interest. The Hong Kong Joint Venture has manufacturing facilities in the People's Republic of China.

The Company's sales for the year ended March 31, 2002 were $10,480,829 compared to $7,731,501 for the year ended March 31, 2001, an increase of approximately 36%.

The Company reported net income of $261,625 in fiscal 2002 compared to a net loss of $758,940 in fiscal 2001. The main reason for the increase in earnings was higher Hong Kong Joint Venture earnings.

SECURITY PRODUCTS

The Company markets a complete line of smoke alarms under the trade names "USI ELECTRIC," "UNIVERSAL" and "Smoke Signal(TM)" all of which are manufactured by the Hong Kong Joint Venture.

The line of smoke alarms consists of battery, electrical and electrical with battery backup alarms. The Company's products contain different types of batteries with different battery lives, and some with alarm silencers. The smoke alarms marketed to the electrical distribution trade also include hearing impaired and heat alarms with a variety of additional features. The Company also markets a line of electronically advanced outdoor floodlights under the name "Lite
Aide (TM)," carbon monoxide alarms, door chimes and ground fault circuit interrupters.

Sales of the Company's security products aggregated $10,054,979 or approximately 96% of total sales in the fiscal year ended March 31, 2002 and $6,487,456 or approximately 84% of total sales in the fiscal year ended March 31, 2001. This increase in sales volume was due primarily to higher USI ELECTRIC sales.

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

For the fiscal year ended March 31, 2002, sales of the Company's private label products aggregated $425,850 or 4% of total sales. For the fiscal year ended March 31, 2001, sales of these products were $1,244,045 or 16% of total sales. The primary reason for the decrease in sales was fewer private label customers.

IMPORT MATTERS

The Company imports virtually all of its security and other products. The Company, as an importer, is subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions and currency fluctuations. The Company has attempted to protect itself from fluctuations in currency exchange rates to the extent possible by negotiating most commitments in U.S. dollars.

The Company's purchases are subject to delays in delivery due to problems with shipping and docking facilities, as well as other problems associated with purchasing products abroad. The Company imports a majority of its products from the People's Republic of China.

SALES AND MARKETING

The Company's products are generally marketed to retailers, wholesale distributors, home centers, catalog and mail order companies and to other distributors. Sales are made both by the Company and by approximately 12 independent sales organizations (for Universal Security Instruments, Inc.) which are compensated by commissions. The Company has agreements with the sales organizations which are cancelable by either party upon 30 days notice. The Company does not believe that the loss of any one of these organizations would have a material adverse effect upon its business.

The Company also promotes its products through its own sales catalogs and brochures, which are mailed directly to trade customers. The Company's customers, in turn, may advertise the Company's products in their own catalogs and brochures and in their ads in newspapers and other media. The Company also exhibits and sells its products at various trade shows, including the annual National Hardware Show in Chicago, Illinois. The Company's domestic retail marketing strategy is designed to attract retailing customers outside the consumer electronics industry, such as variety stores and home centers.

Sales by the Company are also made by officers and full-time employees of the Company, five of whom are also engaged in sales management and training. Sales outside the United States, which are made by officers of the Company and through exporters, were less than 1% of total sales in fiscal 2002.

The Company's products have historically been retailed to "do-it-yourself" consumers by chain, discount, electrical, building supply, electrical distributors and hardware stores, as well as through catalogs. The Company also distributes its products through specialty markets such as premium/incentive and direct mail. The Company does not currently market any significant portion of its products directly to end users.

In 1999, the Company formed a new subsidiary, USI ELECTRIC, INC. for the purpose of selling security products to the electrical distribution trade and the manufactured home industry manufacturers. USI ELECTRIC has established a national distribution system with 12 regional stocking warehouses throughout the United States which enables customers to receive their orders the next day without paying for overnight freight charges. The subsidiary (USI ELECTRIC) has hired sales personnel from the electrical distribution trade and has engaged 28 independent sales organizations which represent approximately 200 sales representatives, some of which have warehouses where USI ELECTRIC products are maintained for sale.

The Company and its subsidiary's backlog of orders believed to be firm as of March 31, 2002 was approximately $714,085. The Company's backlog as of March 31, 2001 was approximately $229,350. The increase in backlog is a function of the timing of orders received from its customers.

SUPPLIERS - HONG KONG JOINT VENTURE

The Company has a 50% interest in a Hong Kong Joint Venture which has manufacturing facilities in the People's Republic of China, for the manufacturing of certain electronic and electrical products sold by the Company.

The Company believes that this Hong Kong Joint Venture arrangement will ensure a continuing source of supply for a majority of the Company's security products at competitive prices. During fiscal year 2002, the Company made 78% of total purchases from the Hong Kong Joint Venture, with the Company's purchases representing 43% of the Hong Kong Joint Venture's sales. The products produced by the Hong Kong Joint Venture include smoke alarms and certain other products. The Company is currently pursuing the development of additional products by the Hong Kong Joint Venture such as photoelectric smoke alarms and carbon monoxide alarms. Changes in economic and political conditions in China or any other adversity to the Hong Kong Joint Venture will unfavorably affect the value of the Company's investment in the Hong Kong Joint Venture and would have a material adverse effect on the Company. Refer to NOTE C of the Financial Statements for a comparison of annual sales and earnings of the Hong Kong Joint Venture. In the past two fiscal years, the Hong Kong Joint Venture has increased its sales to customers other than the Company.

SUPPLIERS - OTHERS

Certain private label products, not manufactured for the Company by the Hong Kong Joint Venture, are manufactured by other foreign suppliers. The Company believes that its relationships with its suppliers are good. The Company believes that the loss of its ability to purchase products from the Hong Kong Joint Venture would have a material adverse effect on the Company. The loss of any of its other suppliers could have a short-term adverse effect on its operations, but the Company believes that replacement sources for these other suppliers could be developed.

COMPETITION

In fiscal year 2002, sales of security products accounted for approximately 96% of total sales. In the sale of smoke alarms, the Company competes in all of its markets with First Alert, Firex and Walter Kidde. All of these companies have greater financial resources and financial strength than the Company. The Company believes that its security products compete favorably with other such products in the market primarily on the basis of styling, features and pricing.

The security industry in general involves changing technology. The success of the Company's products may depend on the Company's ability to improve and update its products in a timely manner and to adapt to new technological advances.

EMPLOYEES

The Company has 17 employees, 9 of whom are engaged in administration and sales, and the balance of whom are engaged in product development and servicing.

The Company's employees are not unionized. The Company believes that its relations with its employees are satisfactory.


ITEM 2.

PROPERTIES

Effective December 1999, the Company entered into an operating lease for a 9,000 square foot office and warehouse located in Baltimore County, Maryland. This lease, which expires in October 2002, is subject to renewal for an additional six years with increasing rentals at 3% per year. The monthly rental approximates $4,500 per month during the initial term. The Company intends to renew for its first three year option.

The Hong Kong Joint Venture's manufacturing facility consists of six buildings totaling 100,000 square feet. Three of the buildings (totaling 31,000 square feet) are leased pursuant to a long-term lease which expires in 2010. The other three buildings (69,000 square feet) are owned by the Hong Kong Joint Venture and were built on property leased for a 48 year term, which expires in 2041.

On June 16, 1999, the Company sold its headquarters facility, located in Baltimore County, Maryland for a price of $2.2 million. After deducting the mortgage and settlement charges, the Company received cash of approximately $830,000. The Company recorded a gain on the sale of this property of approximately $805,000.

The Company retained ownership of approximately 1-1/2 acres of undeveloped land adjacent to the Company's former headquarter's property which the Company sold. This property is held as collateral by the Company's factor. The Company is currently negotiating for the sale of this property and expects the sale to be complete in early 2003.

The Company believes that its current facilities, and those of the Hong Kong Joint Venture, are suitable and adequate.


ITEM 3.

LEGAL PROCEEDINGS

In December 2001, Leviton Manufacturing Company filed a civil action in the United States District Court for the District of Maryland (Case No. 01CV3855), alleging that, subsequent to December 11, 2001, the Company's ground fault circuit interrupters infringe on the plaintiff's patents and service marks. The plaintiff is seeking injunctive relief and damages to be determined at trial. The Company and its counsel believe that the Company has meritorious defenses to the claim and is aggressively defending the suit.

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management and, on the advice of legal counsel, that these matters will not have a material adverse effect on the Company's financial statements.


ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                               PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded on the Over-The-Counter Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last sales prices and volume information on over-the-counter equity securities.

The following table shows the fiscal 2002 and 2001 quarterly high and low bid prices for the Company's common stock as reported by the OTCBB. The bid quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions and may not represent actual transactions.


Fiscal year ended March 31, 2002

                                    Bid Prices
                               High            Low
     First Quarter             1.25            0.90
     Second Quarter            1.65            0.95
     Third Quarter             3.95            0.90
     Fourth Quarter            4.40            2.20

Fiscal year ended March 31, 2001

                                    Bid Prices
                               High            Low
     First Quarter             3.63            2.13
     Second Quarter            4.13            2.25
     Third Quarter             3.88            2.00
     Fourth Quarter            2.25            1.25

On June 19, 2002, the closing quotation for our common stock as reported on the OTC Bulletin Board was $3.52. You should obtain current market quotations for our common stock because the market price of our stock may fluctuate greatly. You can obtain these quotations from various websites or by calling your broker.

As of March 31, 2002, there were approximately 160 holders of record of the Company's common stock. Approximately 57% of the Company's 1,009,770 outstanding shares of common stock were held in street name by an unknown number of beneficial owners since it does not reflect persons or entities that hold our stock in "Street" name or through various brokerage firms.

The Company has not paid any cash dividends on its common stock in the last three years. It is the Company's present intention to retain all earnings for use in its future operations.

ITEM 6.

SELECTED FINANCIAL DATA

The selected consolidated financial data for each of the five years ended March 31, 2002 have been derived from the audited consolidated financial statements. The information set forth below in not necessarily indicative of results of future operations.

                                    Years Ended March 31,
                 2002          2001          2000          1999          1998

Consolidated Statement of Operations Data:

Net sales       $10,480,829  $ 7,731,501  $ 7,667,530  $ 9,071,628  $11,566,317

Loss before
  equity
  in earnings
  (loss) of
  Hong Kong
  Joint Venture
  and income
  taxes            (976,063)    (799,183)     (95,925)  (1,119,154)    (414,351)

Net income
  (loss)            261,625     (758,940)      41,056     (806,552)    (445,126)

Per common
  share:
    Loss before
    equity in
    earnings
    (loss) of
    Hong Kong
    Joint Venture
    and income
    taxes
      - basic and
      diluted (1)     (1.03)        (.88)        (.11)       (1.30)        (.51)

    Net income
      (loss) -
      - basic (1)       .28         (.83)         .05         (.93)        (.55)
      - diluted(1)      .28         (.83)         .04         (.93)        (.55)

Weighted average
  number of common
  shares outstanding
  - basic(1)        938,624      912,270      903,495      863,706      811,397
  - diluted(1)      945,770      912,270      938,807      863,706      811,397

Consolidated Balance Sheet Data:

Total assets      5,182,462    5,945,690    5,476,545    6,402,120    7,705,310


Long-term debt
  (non-current)      29,916      45,088       60,260          -0-     1,246,861

Working capital     409,945     585,032    1,368,513    1,514,425     2,130,408

Current ratio(2)  1.28 to 1   1.23 to 1    2.01 to 1    1.63 to 1     2.25 to 1

Shareholders'
  equity          3,681,273   3,303,304    4,062,244    3,987,072     4,747,351

(1) All per share amounts and number of outstanding shares have been restated to reflect the one-for-four reverse stock split as of February 27, 1998.

(2) The current ratio is calculated by dividing current assets by current liabilities.

Quarterly Results of Operations (Unaudited):

The unaudited quarterly results of operations for fiscal years 2002 and 2001 are summarized as follows:

                                       Quarter Ended
2002                 June 30,   September 30,   December 31,    March 31,

Net sales          $2,255,130    $2,653,482      $2,965,386    $2,606,831

Gross profit          552,282       748,584         790,350       721,436

Net earnings           62,359        23,543          36,433       139,290

Earnings
  per share-basic         .07           .03             .04           .14

Earnings
  per share-diluted       .07           .03             .04           .13


                                       Quarter Ended
2001                 June 30,   September 30,   December 31,    March 31,

Net sales          $2,051,116    $1,740,167      $2,522,377    $1,417,841

Gross profit          560,396       621,451         710,079       186,959

Net earnings (loss)    32,473         5,490        (196,270)     (600,633)

Earnings (loss)
  per share-basic         .04           .01            (.22)         (.66)

Earnings (loss)
  per share-diluted       .03           .01            (.22)         (.66)


ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

SALES

In fiscal year 2002, sales increased by $2,749,328 (36%) from the prior year. The Company's focus on marketing to the electrical distribution trade through USI ELECTRIC generated an increase in sales to this market of approximately $4,000,000, from approximately $4,300,000 in 2001 to approximately $8,300,000 in 2002. The Company experienced a decrease of approximately $1,210,000 in sales from its retail and wholesale distribution customers. This is consistent with the Company's change in marketing focus discussed in Item 1.

In fiscal year 2001, sales increased by $63,971 (1%) from fiscal year 2000. While the Company's sales remained relatively constant with the prior year, the focus on marketing to the electrical distribution trade through USI ELECTRIC generated an increase in sales to this market of approximately $2,500,000, from approximately $1,800,000 in 2000 to approximately $4,300,000 in 2001. The Company experienced a corresponding decrease in sales from its retail and wholesale distribution customers. This is consistent with the Company's change in marketing focus discussed above.

GROSS PROFIT

The gross profit was 27% for fiscal year 2002 and fiscal year 2001. The gross profit was 22% for fiscal year 2000. The principal cause of the lower gross profit in fiscal year 2000 is due to a $495,000 write-off for abandoned and slow-moving inventory.

EXPENSES

In fiscal year 2002, selling, general and administrative expenses increased by approximately $924,466 (38%), from $2,453,381 in 2001 to $3,377,847 in 2002. As a percentage of sales, selling, general and administrative expenses were 32% for both fiscal years 2002 and 2001. The increase in the amount of these expenses resulted from higher costs, including sales commissions and freight, associated with the Company's subsidiary, USI ELECTRIC, INC. and higher legal costs partly associated with defending the patent suit described in Part I, ITEM 3.

In fiscal year 2001, selling, general and administrative expenses increased by approximately $214,013 (10%) from fiscal year 2000. As a percentage of sales, selling, general and administrative expenses were 32% for fiscal year 2001 and 29% for fiscal year 2000. The increase resulted from higher costs, including sales commissions and freight, associated with the Company's subsidiary, USI ELECTRIC, INC.

Management believes that as sales continue to increase, selling, general and administrative expenses will continue to increase.

INTEREST EXPENSE

Interest expense for fiscal year 2002 decreased to $188,020 from $248,135 in fiscal year 2001 due primarily to lower levels of borrowings and lower interest rates.

Interest expense for fiscal year 2001 increased to $248,135 from $140,635 in fiscal year 2000 due primarily to higher levels of borrowings and higher interest rates.

INCOME TAX

The Company did not make any provision for federal or state income taxes in each of the three years in the period ended March 31, 2002 due to the operating loss carry forward for income tax purposes. A valuation allowance has been established and, accordingly, no benefit has been recognized for the tax benefit of our net operating losses or other deferred tax assets.

NET INCOME

The Company reported net income of $261,625 for fiscal year 2002 compared to a net loss of $758,940 for fiscal year 2001. The increase in net income resulted from higher Hong Kong Joint Venture earnings, partially offset by higher selling, general and administrative expenses for the Company's subsidiary, USI ELECTRIC, INC. and higher legal costs partly associated with defending the patent suit described in Part I, ITEM 3.

The Company reported a net loss of $758,940 for fiscal year 2001 compared to net income of $41,056 for fiscal year 2000. Included in net income for fiscal year 2000 was a gain on the sale of real estate of approximately $805,000.

FINANCIAL CONDITION AND LIQUIDITY

Cash needs of the Company are currently met by funds generated from operations and from the Company's Factoring Agreement, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum borrowing under this Agreement is $7,500,000. However, based on specified percentages of the Company's accounts receivable and inventory and letter of credit commitments, at March 31, 2002, the borrowings were limited to $670,959. Of this amount, $216,959 had been utilized in short-term borrowings, leaving $454,000 available under the Agreement as of March 31, 2002. The outstanding principal balance of the Agreement is payable upon demand. The interest rate on the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to 1-1/4% in excess of the prime rate of interest charged by the Company's lender, which was 6-1/4% at March 31, 2002. The borrowings are collateralized by all the Company's accounts receivable, inventory and a 1.5 acre parcel of land which is adjacent to the Company's prior headquarters. During the year ended March 31, 2002, working capital decreased by $175,087, from $585,032 on March 31, 2001, to $409,945 on March 31, 2002.

Operating activities used cash of $779,740 for the year ended March 31, 2002. For the prior fiscal year, operating activities used cash of $1,004,749 for the year ended March 31, 2001. An increase of $225,009 from 2001 was primarily due to lower levels of accounts receivable and inventory, primarily offset by undistributed Joint Venture earnings.

Investing activities provided cash of $663,309 for fiscal 2002. Investing activities used cash of $11,182 in 2001. The primary reason for the change was Joint Venture dividends.

Financing activities in 2002 provided cash of $101,172, primarily due to the sale of common stock pursuant to the exercise of employee stock options. Financing activities in 2001 provided cash of $958,556, due to short-term borrowings used to finance higher levels of accounts receivable and inventory.


HONG KONG JOINT VENTURE

In fiscal year 2002, sales of the Hong Kong Joint Venture were $11,410,035 compared to $6,053,815 and $5,517,170 in fiscal years 2001 and 2000, respectively.

Net income was $2,475,376 for fiscal year 2002 compared to net income of $80,487 and $273,962 in fiscal years 2001 and 2000, respectively. The increase in income for the year ended March 31, 2002 was due primarily to higher sales to customers other than the Company.

Selling, general and administrative expenses were $1,530,579, $1,448,320 and $1,176,392 for fiscal years 2002, 2001 and 2000, respectively. As a percentage of sales, expenses were 13%, 24% and 21% for fiscal years 2002, 2001 and 2000, respectively. The decrease in expenses as a percentage of sales, in fiscal 2002 was primarily due to higher sales volume.

Interest income net of interest expense was $54,164 for fiscal year 2002, compared to $158,098 and $140,425 in fiscal years 2001 and 2000, respectively. The decrease in interest income is due to the decrease in the loan receivable balance from the Company.

Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During fiscal year 2002, working capital increased by $1,223,521 from $2,621,133 on March 31, 2001 to $3,844,654 on
March 31, 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS

During fiscal year 2002, the Financial Accounting Standards Board issued Statement of Financial Account Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The Company does not expect these new pronouncements to impact the preparation of the financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is its Factoring Agreement which provides for interest at the prime rate plus 1-1/4%. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under its credit facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At March 31, 2002, an aggregate principal amount of $216,959 was outstanding under the facility bearing interest at an annual rate of 6-1/4%. If principal amounts outstanding under the Company's Factoring Agreement remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 0.5%, the Company would pay or save, respectively, an additional $8,500.00 in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.


ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Description
                                                                  Page
Report of Independent Certified Public Accountants                 15

Consolidated balance sheets, March 31, 2002 and 2001               16

Consolidated statements of operations for the years ended          18
  March 31, 2002, 2001 and 2000

Consolidated statements of shareholders' equity for the            19
  years ended March 31, 2002, 2001 and 2000

Consolidated statements of cash flows for the years ended          20
  March 31, 2002, 2001 and 2000

Notes to consolidated financial statements                         21

Schedule II - Valuation and Qualifying Accounts                    40

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors of
Universal Security Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. and subsidiaries (the Company) as of March 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Hong Kong Joint Venture, the Company's investment, which is accounted for using the equity method. The Company's investment of $2,990,067 and $2,418,010 in the Hong Kong Joint Venture's net assets at March 31, 2002 and 2001, and equity in earnings of $1,237,688, $40,243 and $136,981 for each of the three years in the period ended March 31, 2002 are included in the accompanying consolidated financial statements. The financial statements of the Hong Kong Joint Venture were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Hong Kong Joint Venture, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Universal Security Instruments, Inc. and subsidiaries as of March 31, 2002 and
2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the financial statement schedule of Universal Security Instruments, Inc. and subsidiaries for each of the three years in the period ended March 31, 2002 as listed in the index at Item 14. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP
Baltimore, Maryland
May 31, 2002                       - 15 -


UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

                                                      March 31,
                                                 2002          2001

CURRENT ASSETS
  Cash                                       $   19,383    $   34,642
  Accounts receivable:
    Trade, less allowance for doubtful
      accounts of $68,358 and $100,000
      in 2002 and 2001, respectively            193,488       939,176
    Officers and employees                        1,115         7,048

                                                194,603       946,224

  Inventory                                   1,557,994     2,143,793

  Prepaid expenses                              109,238        57,671

TOTAL CURRENT ASSETS                          1,881,218     3,182,330

INVESTMENT IN HONG KONG JOINT VENTURE         2,990,067     2,418,010

PROPERTY AND EQUIPMENT, NET                     301,082       329,243

OTHER ASSETS                                     10,095        16,107

TOTAL ASSETS                                 $5,182,462    $5,945,690


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      March 31,
                                                 2002          2001

CURRENT LIABILITIES
  Amount due factor                         $   216,959   $ 1,791,442
  Accounts payable                              787,492       652,615
  Accrued liabilities                           451,092       137,511
  Current obligations under capital lease        15,730        15,730

TOTAL CURRENT LIABILITIES                     1,471,273     2,597,298

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASE        29,916        45,088

COMMITMENTS                                           -             -

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value per
    share; authorized 20,000,000
    shares; issued and outstanding
    1,009,770 shares and 912,270
    shares at March 31, 2002
    and 2001, respectively                       10,098         9,123
  Additional paid-in capital                 10,648,679    10,533,310
  Accumulated deficit                        (6,977,504)   (7,239,129)

TOTAL SHAREHOLDERS' EQUITY                    3,681,273     3,303,304

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 5,182,462   $ 5,945,690


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Years ended March 31,
                                      2002           2001           2000

Net sales                        $10,480,829     $7,731,501     $7,667,530

Cost of goods sold                 7,668,177      5,652,616      5,982,314

GROSS PROFIT                       2,812,652      2,078,885      1,685,216

Research and development expense     222,817        176,767        191,651

Selling, general and
  administrative expense           3,377,847      2,453,381      2,239,368

Operating loss                      (788,012)      (551,263)      (745,803)

Other income (expense):
  Interest income                          -            233            301
  Interest expense                  (188,020)      (248,135)      (140,635)
  Gain from sale of building               -              -        804,861
  Other                                  (31)           (18)       (14,649)

                                    (188,051)      (247,920)       649,878

LOSS BEFORE EQUITY IN EARNINGS
OF HONG KONG JOINT VENTURE          (976,063)      (799,183)       (95,925)


Equity in earnings of Hong Kong
  joint venture                    1,237,688         40,243        136,981

NET INCOME (LOSS)                $   261,625     $ (758,940)    $   41,056

Net income (loss) per share
  Basic                          $       .28     $     (.83)    $      .05
  Diluted                        $       .28     $     (.83)    $      .04

Shares used in computing net
  income (loss) per share:
    Basic                            938,624        912,270        903,495
    Diluted                          945,770        912,270        938,807


See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                          Additional
                         Common Stock      Paid-In      Accumulated
                       Shares    Amount    Capital        Deficit      Total

Balance at
March 31, 1999        887,270    $8,873  $10,499,444   $(6,521,245)  $3,987,072


Common stock issued
to employees           25,000       250       33,866                     34,116

Net income                                                  41,056       41,056


Balance at
March 31, 2000        912,270     9,123   10,533,310    (6,480,189)   4,062,244

Net loss                                                  (758,940)    (758,940)


Balance at
March 31, 2001        912,270     9,123   10,533,310    (7,239,129)   3,303,304

Issuance of common
stock from
exercise of
employee stock
options                97,500       975      115,369                    116,344

Net income                                                 261,625      261,625

Balance at
March 31, 2002      1,009,770   $10,098  $10,648,679   $(6,977,504)  $3,681,273








See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Years Ended March 31,
CASH FLOWS FROM                                2002         2001         2000

OPERATING ACTIVITIES
  Net income (loss)                        $   261,625  $  (758,940) $   41,056
  Adjustments to reconcile net
    income (loss) to net cash used
    in operating activities:
      Depreciation and amortization             30,483       45,858      31,736
      Change in allowance for
        doubtful accounts                      (31,642)           -            -
      Undistributed earnings of Hong
        Kong Joint Venture                  (1,237,688)     (40,243)   (136,981)
      Gain on sale of building                       -            -    (804,861)
      Issuance of common stock to
        employee for services                        -            -      34,116
      Inventory reserve write-down              61,741            -     495,000
      Changes in operating assets and
        liabilities:
          Increase in accounts receivable     (106,494)    (345,499)    (51,255)
          Decrease (increase) in inventories
          and prepaid expenses               472,491     (171,652)   (612,840)
          Increase in accounts payable
            and accrued liabilities            448,458      269,529     139,006
        Decrease (increase) in other assets      6,012       (3,802)     (6,305)
        Decrease in amount due factor         (684,726)           -           -

NET CASH USED IN OPERATING ACTIVITIES         (779,740)  (1,004,749)   (871,328)

INVESTING ACTIVITIES
  Distribution by Hong Kong Joint Venture      665,631            -           -
  Proceeds from sale of building                     -            -   2,079,785
  Purchases of property and equipment           (2,322)     (11,182)    (88,844)

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                           663,309      (11,182)  1,990,941

FINANCING ACTIVITIES
  Net borrowings of short-term debt                  -      973,728      31,230
  Principal payments of capital lease
    obligations                                (15,172)     (15,172)     (4,960)
  Payment of debt related to the sale of
    the building                                     -            -  (1,246,973)
  Issue of common stock from exercise of
    employee stock options                     116,344            -           -

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                           101,172      958,556  (1,220,703)

NET (DECREASE) INCREASE IN CASH                (15,259)     (57,375)   (101,090)

CASH AT BEGINNING OF YEAR                       34,642       92,017     193,107

CASH AT END OF YEAR                        $    19,383  $    34,642  $   92,017

Supplemental information:
  Interest paid                            $   188,020  $   248,135  $  140,635
  Income taxes paid                                  -            -           -

Non-cash investing and financing activity:
  The Company acquired equipment under capital lease obligations totaling $80,950 during the year ended March 31, 2000.

See notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: The Company's primary business is the sale of smoke alarms and other security products to retailers, wholesale distributors and to the electrical distribution trade which includes electrical and lighting distributors as well as manufactured housing companies. The Company imports virtually all of its security and other products. The Company, as an importer, is subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions and currency fluctuations.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition: The Company recognizes sales upon the shipment of its products net of applicable provisions for discounts and allowances.

Stock-Based Compensation: The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Bases Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the market value of the Company's stock and the exercise value of the option granted.

Research and Development: Research and development costs are charged to operations as incurred.

Accounts Receivable: In September, 2000, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 140), which is effective for transfers of financial assets occurring after March 31, 2001.

In fiscal year 2002, the Company achieved the sales criteria of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and, as such, amounts transferred under the Company's Factoring Agreement are treated as a sale of the asset. The Company sells trade receivables on a pre-approved non-recourse basis to the Factor under the Factoring Agreement on an ongoing basis. Net discounts recognized on sales of receivables are included in selling, general and administrative expenses in the consolidated statements of income and amounted to $103,490 for the year ended March 31, 2002. The Agreement for the sale of accounts receivable provides for continuation of the program on a revolving basis until terminated by one of the parties to the Agreement.

Beginning in fiscal year 2002, with the achievement of SFAS 140 sales criteria, the Company nets the factored accounts receivable with the corresponding advance from the Factor, showing the amount net in its consolidated balance sheet. Prior to the achievement of SFAS 140, the amounts were not netted, but rather shown gross.

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $376,359, $244,149 and $90,457 in fiscal years 2002, 2001 and 2000.

Inventories: Inventories (consisting primarily of finished goods) are stated at the lower of cost (first-in, first-out method) or market.

Included as a component of finished goods inventory are additional non-material costs. These costs include freight, import duty and inspection fees of $186,470 and $289,121 at March 31, 2002 and 2001, respectively.

The Company reviews inventory periodically to identify slow moving products.

Property and Equipment: Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization is provided by using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are as follows:

     Leasehold improvements   -    Term of lease
     Machinery and equipment  -    5 to 10 years
     Furniture and fixtures   -    5 to 15 years
     Computer equipment       -    5 years

Accounting for Hong Kong Joint Venture: The Company has a 50% investment in a Hong Kong manufacturing facility. The Hong Kong Joint Venture investment is accounted for using the equity method.

Income Taxes: The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.

Net Income (Loss) per Share: The Company reports basic and diluted earnings per share. Basic earnings per share exclude dilution and are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss), adjusted by the assumed conversion of any potential common share equivalents, including stock options, by the weighted number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive). Common stock equivalents totaling 912,270 at March 31, 2001 were not included in the computation of diluted loss per share, because to do so would have been anti-dilutive.

Recently Issued Accounting Standards: During fiscal year 2002, the Financial Accounting Standards Board issued Statement of Financial Account Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The Company does not expect these new pronouncements to impact the preparation of the financial statements.

Reclassifications: Certain prior year amounts have been reclassified in order to conform with current year presentation.


NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                     March 31,
                                                2002            2001
Land and improvements                         $174,034        $174,034
Leasehold improvements                          71,885          71,885
Machinery and equipment                        157,626         157,626
Furniture and fixtures                         155,154         154,533
Computer equipment                              65,955          64,254
Equipment held under capital lease              80,950          80,950
                                               705,604         703,282
Less accumulated depreciation
  and amortization                             404,522         374,039

                                              $301,082        $329,243

NOTE C - INVESTMENT IN HONG KONG JOINT VENTURE

The Company holds a 50% interest in a Joint Venture with a Hong Kong Corporation, which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. As of March 31, 2002, the Company has an investment balance of $2,990,067 for its 50% interest in the Hong Kong Joint Venture.

The following represents summarized financial information is derived from the audited financial statements of the Hong Kong Joint Venture as of March 31, 2002 and 2001 and for the years ended March 31, 2002, 2001 and 2000. This information was audited by other accountants and their report is included at March 31, 2002 and 2001.

                                                     March 31,
                                             2002               2001

Current assets                           $ 5,897,705         $3,683,048
Property and other assets                  2,117,443          2,205,082

Total                                    $ 8,015,148         $5,888,130

Current liabilities                      $ 2,053,051         $1,061,915
Non-current liabilities                       43,047             43,047

Equity                                     5,919,050          4,783,168

Total                                    $ 8,015,148         $5,888,130


                                      For the Year Ended March 31,
                                   2002          2001          2000

Net sales                      $11,410,035    $6,053,815    $5,517,170
Gross profit                     3,717,474     1,305,164     1,248,979
Net income                       2,475,376        80,487       273,962

During the years ended March 31, 2002, 2001 and 2000, the Company purchased $4,895,903, $3,841,325 and $4,567,052, respectively, of finished product from the Hong Kong Joint Venture, which represents 78%, 66% and 79%, respectively, of the Company's total finished product purchases for the years ended at March 31, 2002, 2001 and 2000. Amounts due the Hong Kong Joint Venture included in Accounts Payable totaled $199,917 and $368,511 at March 31, 2002 and 2001, respectively. Amounts due from the Hong Kong Joint Venture included in Accounts Receivable totaled $53,676 and $37,871 at March 31, 2002 and 2001, respectively. The Company incurred interest costs charged by the Hong Kong Joint Venture of $27,659, $26,762 and $7,301 during the years ended March 31, 2002, 2001 and 2000, respectively related to its purchases.

NOTE D - AMOUNTS DUE TO FACTOR

The Company sells certain of its trade receivables on a pre-approved, non-recourse basis to a Factor. Since these are sold on a non-recourse basis, the factored trade receivables and related repayment obligations are not recorded in the Company's consolidated balance sheet at March 31, 2002. The financing from the factoring of the Company's trade receivables totaled $1,426,751 at March 31, 2002. Prior to the achievement of SFAS 140 sales criteria, on April 1, 2001, the Company recorded the full amount of the factored receivables and related repayment obligation as an asset and liability.

The Company's Factoring Agreement provides for financing of up to a maximum of $7,500,000 with the amount available at any one time based on 85% of uncollected non-recourse receivables sold to the factor and 45% of qualifying inventory.

At March 31, 2002 and 2001 the Company owed $216,959 and $1,791,442 to its factor under the Agreement. The amounts due to its factor at March 31, 2002 relates to amounts advanced to the Company under the Agreement in excess of amount allowed to be advanced related to the Company's factored accounts receivable. In addition to the factored accounts receivable, this excess amount is secured by the Company's inventory and real property owned by the Company. The balance due at March 31, 2001 was secured by the Company's factored accounts receivable and inventory and real property owned by the Company.

Under this Factoring Agreement, the Company sold receivables approximately $10,300,000 during fiscal year 2002. Gains and losses recognized on the sale of factored receivables include the fair value of the limited recourse obligation. The uncollected balance of factored receivables held by the factor amounted to $1,426,751 at March 31, 2002.

The outstanding amount due to the factor is payable upon demand. The interest rate on this amount, plus the balance of the uncollected factored trade receivables is equal to 1-1/4% in excess of the prime rate of interest charged by the Company's lender (6-1/4% at March 31, 2002).


NOTE E - LEASES

The Company entered into capital lease agreements for various equipment, with an outstanding balance of $45,646 as of March 31, 2002. The leases have imputed interest rates ranging from 7.6% to 10%, with monthly payments aggregating $1,810 per month.

                                               Year Ended March 31,
                                                2002          2001

Obligations under capital lease               $45,646       $60,818
Less current maturities                        15,730        15,730
                                              $29,916       $45,088


Maturities of long term capital lease obligations for the three years following March 31, 2002 are as follows:

     Year
     2003                                          $21,719
     2004                                           18,193
     2005                                            7,435
     Total                                          47,347
     Less amounts representing interest              1,701
     Obligations under capital lease               $45,646

During December 1999, the Company entered into an operating lease for its office and warehouse expiring in October 2002, subject to renewal. The Company intends to renew for its first three year option.

Rental expenses recognized under the lease totaled $57,164 and $51,369 for the years ended March 31, 2002 and 2001. Future obligations for the years ended March 31, under this lease are as follows:

                    Year                Amount

                    2003                $31,970


NOTE F - INCOME TAXES

No provision for US federal or state income taxes have been recorded in any period presented, as the Company has incurred domestic operating losses in all such periods.

Realization of deferred tax assets is dependent upon future earnings, if any. The Company has recorded a full valuation allowance against its deferred tax assets since management believes it is more likely than not that these assets may not be realized. No income tax benefit has been recorded for all periods presented because of the valuation allowance.

At March 31, 2002, the Company has net operating loss (NOL) carryforwards in the United States of America of approximately
$6,970,000 for income tax purposes that expire in years 2009 through 2020.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                               March 31,
                                   2002          2001          2000

Deferred tax liabilities:
  Unremitted Hong Kong
    Joint Venture earnings
    not considered
    permanently reinvested     $ 1,054,553   $   836,800   $   818,920

    Gross deferred tax
      liabilities                1,054,553       836,800       818,920

Deferred tax assets:
  Financial statement
    accruals and allowances        170,990        75,070       102,313
  Inventory uniform
    capitalization                  72,200        72,200        72,200
  Other                             47,367        39,650        34,361
  NOL carryforwards and
    tax credits                  2,612,451     2,611,908     2,295,812

    Gross deferred tax assets    2,903,008     2,798,828     2,504,686

  Valuation allowance           (1,848,455)   (1,962,028)   (1,685,766)

Net deferred tax assets        $       -0-   $       -0-   $       -0-


The reconciliation of the income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                           Years ended March 31,
                                      2002         2001         2000

Federal tax expense (benefit)
  at statutory rate on domestic
  income (loss) (34%)              $(331,981)   $(271,722)    $(32,615)

State Tax Expense (Benefit)           10,451      (30,357)       1,642

Equity in (earnings) loss from
  Hong Kong Joint Venture            420,814       13,683       46,894

Change in valuation allowance       (113,573)     276,262      (22,831)

Other                                 14,289       12,134        6,910

                                   $     -0-    $     -0-    $     -0-

NOTE G - SHAREHOLDERS' EQUITY

Common Stock - During the year ended March 31, 2000, the Company issued 25,000 shares of its common stock to a new employee. As part of the issuance, the Company recognized $34,116 of compensation expense. During the year ended March 31, 2002, the Company issued 97,500 shares of its common stock on the exercise by employees of employee stock options and received proceeds of $116,344.

Employee Stock Purchase Plan - Under the terms of the Company's 1988 Employee Stock Purchase Plan, eligible employees can purchase shares of the Company's common stock through payroll deductions at a price equal to 90% of the price of the shares. The Company has reserved 25,000 shares of common stock for issuance under the Plan. No member of the Board of Directors who is not an employee of the Company, and no member of the committee administering the Plan, can participate in the Plan. At March 31, 2002, approximately 16,250 shares remain reserved for issuance under this Plan.

Stock Options - Under terms of the Company's 1978 Non-Qualified Stock Option Plan, as amended, 493,750 shares of common stock are reserved for the granting of stock options, of which 109,019 shares have been issued as of March 31, 2002, leaving 384,731 available for issuance upon exercise of options granted, or available for future grants to employees and directors. Under provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable. All options expire five years from the date of grant and have an exercise price at least equal to the market price at the date of grant. The options usually vest at 25% a year over four years.

The following tables summarize the status of options under the Non-Qualified Stock Option Plan at March 31, 2002 and option transactions for the three years then ended:

Status as of March 31, 2002                           Number of Shares

Presently exercisable                                      180,500
Exercisable in future years                                 48,750

Total outstanding                                          229,250
Available for future grants                                155,481

Shares of common stock reserved                            384,731

Outstanding options:
     Number of holders                                          17
     Average price per share                                 $2.58
     Expiration dates                   June 2002 to February 2007

Transactions for the Three Years Ended March 31, 2002:

                                         Number of    Weighted Average
                                           Shares      Exercise Price

Outstanding at March 31, 1999             224,500
 Granted                                   73,500           1.79
 Canceled                                 (60,125)          7.55

Outstanding at March 31, 2000             237,875
 Granted                                    5,000           4.50
 Canceled                                  (4,500)          2.56

Outstanding at March 31, 2001             238,375
 Granted                                  149,000           2.23
 Canceled                                 (60,625)          4.11
 Exercised                                (97,500)          1.19

Outstanding at March 31, 2002             229,250



The following table summarizes information about stock options outstanding at March 31, 2002:

                          Options Outstanding       Options Exercisable
                                                               Weighted
                              Weighted   Weighted               Average
                               Average   Average               Exercise
Range of Exercise  Number of  Exercise   Contract   Number of    Price
      Price         Shares     Price    Life (Yrs)   Shares    Exercise

  $0.66 to $1.29      6,250     0.66       1.61        6,250     0.66
  $1.30 to $2.99    117,500     2.09       4.52      107,000     2.09
  $3.00 to $3.99    100,500     3.06       1.14       66,000     3.01
  $4.00 to $5.99      5,000     4.50       3.17        1,500     4.50
  Totals            229,250                          180,750

The Company accounts for stock options granted to employees in accordance with APB 25. Under APB 25, when the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The
Company has provided additional pro forma disclosures as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

For disclosure purposes, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options and rights to receive stock in 2002, 2001 and 2000; no annual dividends, expected volatility of 80%, 80% and 85%, respectively, risk-free interest rate ranging from 4.0% to 6.5% and expected life of five years. The weighted-average fair values of the stock options granted in 2002, 2001 and 2000 were $1.16, $1.44 and $1.01, respectively.

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

Had compensation cost been based upon the fair value of the option on the date of grant, as prescribed by SFAS No. 123, the Company's pro forma net income/(loss) and net income/(loss) per share for the years ended March 31, 2002, 2001 and 2000 using the Black-Scholes option pricing model would have been $212,896 and $0.23, $(782,574) and $(.86) and $18,527 and $0.02, respectively.


NOTE H - COMMITMENTS AND CONTINGENCIES

The Company entered into a three year employment agreement with the President of its USI ELECTRIC, INC. subsidiary with fixed annual remuneration amounts for three years which was extended in April, 2001. In addition, the agreement provides incentive compensation based on the Company achieving certain levels of sales. The agreement expires in December, 2003. Subsequent to March 31, 2002, the Company entered into a three-year employment agreement with its President with annual remuneration amounts and incentive compensation based on the Company achieving certain levels of profitability. The agreement expires March 2005.

In December 2001, Leviton Manufacturing Company filed a civil action in the United States District Court for the District of Maryland (Case No. 01CV3855), alleging that, subsequent to December 11, 2001, the Company's ground fault circuit interrupters infringe on the plaintiff's patents and service marks. The plaintiff is seeking injunctive relief and damages to be determined at trial. The Company and its legal counsel believe that the Company has meritorious defenses to the claim and is aggressively defending the suit.

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management and, on the advice of its legal counsel, that these matters will not have a material adverse effect on the Company's financial statements.


NOTE I - MAJOR CUSTOMERS

The Company is primarily a distributor of security products for use in home and business under both its tradenames and private labels for other companies. The Company's 50% owned Hong Kong Joint Venture manufactures the majority of the Company's products.

Customers that represented in excess of 10% of the Company's product sales are as follows:

                      March 31, 2002    March 31 2001    March 31, 2000

Customer A                   -                 -               17%

Customer B                   -                 -               15%

Customer C                   -                 -                -


ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES

None.

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

                        Principal Occupation                   Director
                        for past five years                      since


Stephen Knepper....58   Director; Chairman of the Board           1970
                        of the Company since October 2001;
                        Vice Chairman of the Board of the
                        Company since September 1996;
                        Chairman of the Board of the Company
                        from 1970 to September 1996.

Michael Kovens.....59   Director; Chairman of the Board           1970
                        of the Company from September
                        1996 to October 2001; President
                        of the Company from 1970 to
                        September 1996.

Harvey Grossblatt..55   Director since September 1996;            1996
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

                                           Long-Term Compensation
Name and                                      Awards       Payouts
 Principal          Annual Compensation        Stock        LTIP     All Other
 Position    Year  Salary   Bonus  Other  Awards  Options  Payouts  Compensation

Stephen
 Knepper     2002 $ 87,676    -      -      -      42,500     -        $16,153
Chairman
 of the
 Board
 and
 Chief
 Executive
 Officer(1)

Michael
 Kovens      2002 $125,740    -      -      -      17,500     -        $16,819
Former
 Chairman
 of the      2001  179,701    -      -      -      23,750     -         20,663
 Board
 and
 Chief       2000  179,701  75,000   -      -      12,500     -         16,338
 Executive
 Officer(1)

Harvey
 Grossblatt  2002 $143,202    -      -      -      47,750     -        $ 5,519
President,
 Secretary   2001  124,780    -      -      -       5,000     -           -0-
 and
 Treasurer   2000  130,258  10,000   -      -         -       -           -0-

(1) On October 23, 2001, Mr. Knepper was elected Chairman and Chief Executive Officer


Option Grants in Last Fiscal Year

The following table sets forth information with respect to the grant of stock options during the Company's fiscal year ended March 31, 2002 to the executive officers named in the Summary Compensation Table:

                                                                 Potential
                                                             Realizable Value
                         % of Total                           at Assumed Annual

                           Options     Exercise                Rates of Stock
               No. of    Granted to    or Base     Expi-     Price Appreciation
              Options   Employees in    Price     ration     for Option Term(1)
Name          Granted    Fiscal Year  ($/Share)    Date    0%(2)    5%      10%
Stephen
 Knepper     17,500(3)     11.75%       $2.35    02/07/07    -    $2,056  $4,112
Stephen
 Knepper(4)  25,000(3)     16.78%       $1.50    11/02/06    -    $1,875  $3,750

Michael
 Kovens      17,500(3)     11.75%       $2.35    02/07/07    -    $2,056  $4,112

Harvey
 Grossblatt  13,250(5)      8.89%       $3.00    07/01/06    -    $1,988  $3,975
Harvey
 Grossblatt  15,000(3)     10.07%       $1.30    11/02/06    -    $  975  $1,950
Harvey
 Grossblatt  15,000(3)     10.07%       $1.70    11/02/06    -    $1,275  $2,550
Harvey
 Grossblatt   4,500(3)      3.02%       $2.35    02/07/07    -    $  529  $1,058

(1) The 5% and 10% assumed rates of compensation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.
(2) Denotes realizable value at the date of grant which reflected a market value or higher valuation per share.
(3) Five year option fully exercisable and vested.
(4) Exercised January 2002.
(5) Five year option exercisable 25% per year beginning July 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                 Number               Value
                                             of Unexercised      of Unexercised
                     Shares                Options at FY-End   Options at FY-End
                    Acquired     Value     Exerci-/Unexerci-   Exerci-/Unexerci-
Name               In Exercise  Realized     sable/sable         sable/sable

Stephen Knepper      61,250      $76,203    32,500/ -0-        $32,500/  -0-
Michael Kovens       36,250      $ 7,375    32,500/ -0-          -0-  /  -0-
Harvey Grossblatt      -            -       42,000/17,000      $42,000/$13,250

Employment Agreements

Harvey Grossblatt entered into an employment agreement with the Company effective April 1, 2002. The employment agreement provides that Mr. Grossblatt is employed for a term ending March 31, 2005 at an initial base annual salary of $122,500, subject to automatic annual cost of living increases and further subject to increases in the Board's discretion. Additionally, Mr. Grossblatt is entitled to bonus compensation for each fiscal year of the Company in which the Company earned pre-tax net income of at least $100,000, in an amount equal to 5% of pre-tax net income up to $1,000,000, 4% of pre-tax net income over $1,000,000 up to $2,000,000, 3% of pre-tax net income over $2,000,000 up to $3,000,000, and
1% of pre-tax net income over $3,000,000.

Under the Employment Agreement, Mr. Grossblatt has been granted an option to purchase 20,000 shares of common stock at an exercise price of $4.50 per share pursuant to the Company's Non-Qualified Stock Option Plan, and is also entitled to life, health and disability insurance benefits, medical reimbursement, automobile allowance, and Company paid retirement plan contributions.

If the employment agreement is terminated by the Company other than for cause or Mr. Grossblatt's death or disability, Mr. Grossblatt is entitled to receive a lump sum payment equal to Mr. Grossblatt's base salary for the balance of the employment agreement's term plus the amount of Mr. Grossblatt's last bonus and an additional lump sum payment payable on the date the term of the employment agreement would have expired equal to two times Mr. Grossblatt's base salary for the last 12 months plus the amount of Mr. Grossblatt's last bonus. In addition, Mr. Grossblatt would be entitled to receive the health insurance and medical reimbursement benefits for the balance of the term and a period of three years thereafter.

If Mr. Grossblatt's employment is terminated following or in anticipation of a "change of control" of the Company, Mr. Grossblatt will be entitled to receive a lump sum payment equal to Mr. Grossblatt's base salary for the balance of the employment agreement's term and the amount of Mr. Grossblatt's last bonus, plus an amount equal to three times Mr. Grossblatt's base salary for the last 12 months and the amount of Mr. Grossblatt's last bonus, limited to 2.99 times Mr. Grossblatt's average annual taxable compensation from the Company which is included in his gross income for the five taxable years of the Company ending before the date on which the change of control occurs.

If the employment agreement is terminated by the Company due to Mr. Grossblatt's death or disability, Mr. Grossblatt (or his estate) is entitled to the continuation of the payment of his base salary for the balance of the term, reduced, in the event of death, by any individual life insurance benefits the premiums for which are paid for by the Company, and in the event of disability, by any group or individual disability income insurance benefits the premiums for which are paid for by the Company. In addition, Mr. Grossblatt (or his estate) is entitled to the health insurance and medical reimbursement benefits for the longer of balance of the term or three years following the date of death or disability.

The employment agreement generally prohibits Mr. Grossblatt from competing with the Company during the term and during any subsequent period during which he receives compensation from the Company.


ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of May 28, 2002, the following persons were "beneficial owners" (as that term is defined under Rule 13d-3 promulgated by the Securities and Exchange Commission) of more than five percent of the Company's common stock.

Name and address of                    Shares                      Percent
beneficial owner                 Beneficially Owned(1)            of class

Michael Kovens                         317,764(2)                   30.5%
6 Regency Court
Baltimore, MD 21208

Stephen Knepper                        127,873(3)                   12.3%
7-A Gwynns Mill Court
Owings Mills, MD 21117

Bruce Paul                             104,500                       9.5%
One Hampton Road
Purchase, NY 10577


(1) For the purpose of determining the percentages of stock beneficially owned, shares of stock subject to options exercisable within 60 days of May 28, 2002 are deemed to be outstanding.

(2) Includes 32,500 shares which Mr. Kovens presently has the right to acquire through the exercise of stock options.

(3) Includes 32,500 shares which Mr. Knepper presently has the right to acquire through the exercise of stock options and 2,000 shares held by a trust in which Mr. Knepper has voting control.


As of May 28, 2002, the shares of the Company's common stock owned beneficially by each director, by each executive officer and by all directors and officers as a group were as follows:

                                           Shares                     Percent
Name of beneficial owner             Beneficially Owned(1)           of class

Michael Kovens                             317,764(2)                  30.5%

Stephen Knepper                            127,873(3)                  12.3%

Harvey Grossblatt                           49,272(4)                   4.7%

All directors and officers as              590,659                     50.0%
  a group (4 persons included)


(1) See footnote 1 under previous table.
(2) See footnote 2 under previous table.
(3) See footnote 3 under previous table.
(4) Includes 42,000 shares which Mr. Grossblatt presently has the right to acquire through the exercise of stock options.

Equity Compensation Plan Information

                                                                  Number of
                         Number of                          securities remaining
                       Securities to                        available for future
                         be issued                             issuance under
                           upon        Weighted-average      equity compensation
                        exercise of    exercise price of      plans (excluding
                        outstanding       outstanding       securities reflected
                          options           options             in column(a)]
   Plan Category            (a)               (b)                    (c)

Equity compensation       229,250            $2.58                 155,481
  plans approved by
  security holders

Equity compensation          -                 -                      -
  plans not approved
  by security holders

Total                     229,250            $2.58                 155,481

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had several related party transactions with its Hong Kong Joint Venture in its normal course of business. See NOTE C to the Consolidated Financial Statements for a description of these transactions.

                               PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

       The following consolidated financial statements are included in
       Part II, Item 8.

          Consolidated balance sheets, March 31, 2002 and 2001

          Consolidated statements of operations for the years ended March 31, 2002, 2001 and 2000.

          Consolidated statements of shareholders' equity for the years ended March 31, 2002, 2001 and 2000.

          Consolidated statements of cash flows for the years ended March 31, 2002, 2001 and 2000.

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

(a) 3. Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.

3.1 Articles of Incorporation, as amended (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 0-7885)

3.2  Bylaws, as amended

10.1 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, File No. 0-7885)

10.2 Hong Kong Joint Venture Agreement, as amended (confidential treatment of Name requested and filed separately with the Commission) (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994, and Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 0-7885)

10.3 Amended Factoring Agreement with CIT Group (successor to Congress Talcott, Inc.) dated November 14, 1999

10.4 Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 0-7885)

10.5 Employment Agreement dated April 1, 2002 between the Company and Harvey B. Grossblatt

21   Subsidiaries of the Company (incorporated by reference to Exhibit
     21.1 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2001, File No. 0-7885)

23.1 Consent of Grant Thornton LLP

23.2 Consent of Ernst & Young (Hong Kong)

(b)  Reports on Form 8-K

	On February 14, 2002, the Company filed a Form 8-K containing a press release issued on February 13, 2002

(d)  Financial Statements Required by Regulation S-X

     Separate financial statements of the Hong Kong Joint Venture (confidential treatment of name requested and filed separately with the Commission.
                                                                 Page
          Independent auditor's report                            88

          Consolidated profit and loss account,                   89
          March 31, 2002 and 2001

          Consolidated balance sheets, March 31, 2002 and 2001    90

          Consolidated cash flow statements, March 31, 2002       91
          and 2001

          Notes to consolidated financial statements              94

SCHEDULE II

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED March 31, 2002, 2001 and 2000

                                 Charged
                     Balance at  to cost  Charged                  Balance
                     beginning    and     to other                 at end
                      of year   expenses  accounts  Deductions     of year

Year ended
 March 31, 2002
Allowance for
 doubtful accounts   $100,000   $    -0-    $-0-     $ 31,642     $ 68,358


Year ended
 March 31, 2001
Allowance for
 doubtful accounts   $100,000   $    -0-    $-0-     $   -0-      $100,000


Year ended
 March 31, 2000
Allowance for
 doubtful accounts   $100,000   $   -0-     $-0-     $   -0-      $100,000



Year ended
 March 31, 2002
Allowance for
 inventory reserve   $ 50,000   $ 61,741    $-0-     $   -0-      $111,741


Year ended
 March 31, 2001
Allowance for
 inventory reserve   $ 92,000   $   -0-     $-0-     $ 42,000     $ 50,000


Year ended
 March 31, 2000
Allowance for
 inventory reserve   $100,000   $495,000    $-0-     $503,000     $ 92,000

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



Date:   June   , 2002        By:  Stephen Knepper
                                  Stephen Knepper
                                  Chairman of the Board, Director


Date:   June   , 2002        By:  Harvey Grossblatt
                                  Harvey Grossblatt, President,
                                  Director, Chief Accounting Officer


Date:   June   , 2002        By:  Michael Kovens
                                  Michael Kovens
                                  Director

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



Date:                        By:
                                  Stephen Knepper
                                  Chairman of the Board, Director


Date:                        By:
                                  Harvey Grossblatt, President,
                                  Director, Chief Accounting Officer


Date:                        By:
                                  Michael Kovens
                                  Director

Exhibit 3.2

                          BY-LAWS
              UNIVERSAL SECURITY INSTRUMENTS, INC.


                         ARTICLE I

                       STOCKHOLDERS

Section 1.  Annual Meeting.

     The annual meeting of the stockholders of the Corporation shall be held at the principal office of the Corporation in Owings Mills, Maryland, on such date in the month of September as may be selected by the Board of Directors at 10:30 o'clock a.m. (or such other time and place as may be fixed by the Board of Directors) for the election of directors and for the transaction of general business. Such annual meetings shall be general meetings, that is to say, open for the transaction of any business within the powers of the Corporation without special notice of such business, except in any case in which special notice is required by statute.

Section 2.  Special Meetings.

     Special meetings of the stockholders of the Corporation may be called at any time by either the Chairman of the Board or the President and shall be called by the President or the Secretary at the request in writing of a majority of the Board of Directors, or at the request in writing of the holders of a majority of all the shares outstanding and entitled to vote. Such request shall state the purpose of the meeting and notice thereof shall be given as provided in Section 3 of this Article
I. No business other than that stated in the notice of the meeting shall be transacted at any special meeting of the stockholders, however called. Special meetings of the stockholders shall be held at the principal office of the Corporation, or at such other place designated in the notice to stockholders.

Section 3.  Notice of Meetings.

     Not less than ten (10) days and not more than ninety (90) days written or printed notice of every annual meeting and of every special meeting of the stockholders shall be given to each holder of stock having voting rights whose name appears as a holder of record upon the books of the Corporation at the close of business on the date fixed by the Board of Directors for the determination of stockholders entitled to notice of such meeting, and, if no such date shall have been fixed by the Board for such purpose, then to the holders of record on the date when such notice shall be given. Such notices of annual or special meetings shall state the place, day and hour of such meeting, and, in the case of special meetings, shall also state the business proposed to be transacted thereat. Such notice shall be given to each stockholder by mailing it postage prepaid and addressed to him at his address as it appears upon the records of the Corporation. No notice of the time, place or purpose of any meeting of stockholders, whether prescribed by law, by the Charter, or by these By-Laws, need be given to any stockholder who attends in person, or by proxy, or who, in writing executed and filed with the records of the meeting either before or after the holding thereof, waives such notice. No notice of any meeting, regular or special, be given to any stockholder who is not entitled to vote thereat.

Section 4.  Quorum.

     At any meeting of stockholders, the presence, in person or by proxy, of shareholders entitled to cast a majority of votes thereat shall constitute a quorum for the election of directors or for the transaction of other business; but, in the absence of a quorum, the stockholders entitled to vote who shall be present in person or by proxy at any meeting (or adjournment thereof), may, by vote of a majority of shares so present and entitled to vote, adjourn the meeting from time to time, but not for a period of over thirty (30) days at any one time, by announcement at the meeting until a quorum shall attend. At any such adjourned meeting at which a quorum shall be present, any business may be transacted at the meeting as originally notified.

Section 5.  Organization.

     The Chairman of the Board shall call meetings of the Stockholders to order and shall act as Chairman of such meetings The Board of Directors or Stockholders may appoint any stockholder to act as Chairman of any meeting in the absence of the Chairman of the Board and President. The Secretary of the Corporation shall act as Secretary at all meetings of Stockholders, but, in the absence of the Secretary, the presiding officer may appoint any person to act as Secretary of the meeting.

Section 6.  Proxies.

     Stockholders may vote either in person or by proxy, but no proxy which is dated more than eleven months before the meeting at which it is offered shall be accepted unless such proxy shall on its face name a longer period for which it is to remain in force. Every proxy shall be in writing subscribed by a stockholder, or by his duly authorized attorney, and shall be dated; but need not be sealed, witnessed or acknowledged.

Section 7.  Voting.

     At every meeting of the stockholders, every stockholder of the Corporation shall be entitled to one (1) vote for each share of voting stock registered in his name on the books of the Corporation on the date for the determination of voting rights thereat. The affirmative vote of the holders of a majority of the stock issued and entitled to vote shall be sufficient and necessary to elect directors or for the taking or authorization of any action by the stockholders.

Section 8.  List of Stockholders.

     Prior to each meeting of the stockholders, the Secretary shall prepare a full, true and complete list in alphabetical order of all stockholders entitled to vote at such meeting, indicating the number of shares held by each, and shall be responsible for the production of such list at the meeting.

Section 9.  Stockholder Proposals.

     Nominations by stockholders of persons for election to the Board of Directors of the Corporation and the proposal by stockholders of business to be considered by the stockholders at an annual meeting of stockholders may be made by any stockholder of the Corporation who was a stockholder of record at the time of giving of notice provided for in this By-Law, who is entitled to vote at the meeting and who complies with the notice procedures set forth in this By-Law.

     For nominations or other business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation and such other business must otherwise be a proper matter for stockholder action. To be timely, a stockholder's notice shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the 120th day prior to the first anniversary of the mailing of the proxy statement with respect to preceding year's annual meeting; provided, however that in the event that the date of the annual meeting is more than 30 days before or after the first anniversary date of the preceding year's annual meeting, notice by the stockholder to be timely must be so delivered not later than the close of business on the 90th day prior to such annual meeting. In no event shall be public announcement of an adjournment of an annual meeting commence a new time period for the giving of a stockholder's notice as described above. Such stockholder's notice shall set forth (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) as to any other business that the stockholder proposed to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; and (c) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made; (i) the name and address of such stockholder, as they appear on the Corporation's books, and of such beneficial owner and (ii) the class and number of shares of the Corporation which are owned beneficially and of record by such stockholder and such beneficial owner.

     Notwithstanding anything in the second sentence of the previous paragraph of this By-Law to the contrary, in the event that the number of directors to be elected to the Board of Directors of the Corporation is increased and there is no public announcement by the Corporation naming all of the nominees for director or specifying the size of the increased Board of Directors at least 100 days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice required by this By-Law shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the 10th day following the day on which such public announcement is first made by the Corporation.

     Only such persons who are nominated in accordance with the procedures set forth in these By-Laws shall be eligible to serve as directors and only such business shall be conducted at a meeting of stockholders as shall have been brought before the meeting in accordance with the procedures set forth in these By-Laws. Except as otherwise provided by law, the Charter or these By-Laws, the Chairman of the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made or proposed, as the case may be, in accordance with the procedures set forth in these By-Laws and, if any proposed nomination or business is not in compliance with these By-Laws, to declare that such defective proposal or nomination shall be disregarded.

     Notwithstanding the foregoing provisions of these By-Laws, a stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in these By-Laws. Nothing in these By-Laws shall be deemed to affect any rights of stockholders to request inclusion of proposals in the Corporation's proxy statement pursuant to Rule 14a-8 under the Exchange Act.

     For purposes of these By-Laws, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Services, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

                           ARTICLE II

                      BOARD OF DIRECTORS

Section 1.  Election and Powers.

     The business and property of the Corporation shall be conducted and managed by its Board of Directors which shall consist of not less than three (3) members nor more than fifteen
(15) members. The Board of Directors may increase or decrease the number of directors (but the number of Directors shall not be more than 15 or less than 3) at any meeting called for that purpose. The members of the Board of Directors shall be elected at the annual meeting of stockholders by holders of stock represented in person or by proxy at such meeting and entitled to vote thereat. Each director elected at any annual meeting shall hold office until his successor shall have been elected and qualified or until he shall die or resign, or shall have been removed.

Section 2.  First Regular Meeting.

     After each meeting of stockholders at which a Board of Directors shall have been elected, the Board of Directors so elected shall meet for the purpose or organization and the transaction of other business, at such time and place as may be designated by the Chairman of the Board.

Section 3.  Additional Regular Meetings.

     Regular meetings of the Board of Directors shall be held at such times as may be fixed by resolution of the Board.

Section 4.  Special Meetings.

     Special meetings of the Board of Directors shall be held whenever called by the Chairman of the Board, the President, or by a majority of the Directors either in writing or by vote.

Section 5.  Place of Meetings.

     Subject to the provisions of Section 2 of this Article II, the Board of Directors may hold its regular meetings at such place or places as it may from time to time determine. Each special meeting of the Board of Directors shall be held at such place as shall be designated in the notice of the meeting.

Section 6.  Notice of Meeting.

     Notice of the place, day and time of every regular and special meeting shall be given to each director, either:

     1. By notice in writing mailed to him postage prepaid not later than the second day before the day set for the meeting and addressed to him at his last known post office address according to the records of the Corporation; or

     2. By notice in writing delivered personally or at his usual place of business not later than the day before the day fixed for the meeting; or

     3. By oral personal or telephone communication or by fax not later than the day before the day set for the meeting.

provided, however, that no notice need be given to any director with respect to the first regular Board of Directors meeting following the meeting of the stockholders at which a Board of Directors shall be elected. No notice of any meeting need be given to any director, who, in writing executed and filed with the records of the meeting either before or after the holding thereof, waives such notice.

Section 7.  Quorum.

     A majority of the Board of Directors shall be necessary and sufficient to constitute a quorum for the transaction of business at every meeting of the Board of Directors.

Section 8.  Voting.

     The affirmative vote of a majority of the directors present at any meeting of the Board of Directors at which a quorum is present shall be sufficient and necessary for the taking or authorization of any action by the Board of Directors.

Section 9.  Organization.

     At all meetings of the Board of Directors the Chairman of the Board, or in his absence, the President shall preside. The Secretary of the Corporation shall act as Secretary at all meetings of the Board, and in his absence the Chairman of the meeting may designate any person to act as Secretary.

Section 10.  Removal.

     At any meeting of the stockholders called for the purpose, any director may, by the vote of a majority of all the shares of stock outstanding and entitled to vote, be removed from office, with or without cause, and another may be appointed in the place of the person so removed, to serve for the remainder of his term.

Section 11.  Vacancies.

     In case of any vacancy in the Board of Directors through death, resignation, or any cause other than removal by the stockholders, the remaining directors may elect a successor to hold office for the unexpired portion of the term of the person whose place shall be vacant and until his successor shall have been duly chosen and qualified.

Section 12.  Compensation.

     Directors, as such, shall not receive any stated compensation for their services, but by resolution of the Board of Directors and a fixed sum and expenses of attendance, if any, may be allowed for attendance at any regular or special meeting thereof. Nothing in this Section shall be construed to preclude a director from serving the Corporation in any other capacity and receiving compensation therefor.

Section 13.  Executive Committee.

     The Board of Directors may designate by vote of a majority of the whole Board, three or more directors to constitute an executive committee, and may designate one of such members to act as Chairman. Vacancies in the Executive Committee may be filled by the remaining members of the Executive Committee at a meeting at which a quorum is present. The Executive Committee may exercise such powers of the Board of Directors in the management of business and affairs of the Corporation as the Board may from time to time confer upon it, and shall have the power to authorize the seal of the Corporation to be affixed to all papers which may require it. A majority of the members of the Executive Committee may determine its action and fix the time and place of its meetings unless otherwise provided by the Board of Directors.

Section 14.  Other Committees.

     The Board of Directors may designate, by resolution, one or more directors to constitute a committee, other than an executive committee, such other committee to serve at the pleasure of the Board of Directors.

Section 15.  Nomination of Directors.

     Nominations for directors to be elected at the Corporation's annual meeting of stockholders shall be made by the Board of Directors of the Corporation. Nominations for directors to be elected at the Corporation's annual meeting of stockholders may be made by stockholders in accordance with the procedures set forth in Article I Section 9 of these By-Laws. Only such persons who are nominated in accordance with the procedures set forth in these By-Laws shall be eligible to serve as directors.

                           ARTICLE III

                             OFFICERS

Section 1.  Officers.

     The officers of the Corporation shall be a Chairman of the Board, a Vice Chairman of the Board (if elected by the Board of Directors), a President, one or more Vice Presidents (if elected by the Board of Directors), a Secretary and a Treasurer, all of whom shall be elected by, and be subject to the control of, the Board of Directors. The officers shall be elected annually by the Board of Directors at its first meeting following the annual meeting of stockholders, subject to changes or additions at other regular or special meetings of the Board of Directors. Each of such officers shall hold office for a term of one year, and thereafter until his successor is elected and qualified or until his death, resignation or removal. The Board of Directors may appoint such other officers and assistant officers as it deems necessary, who shall have such authority and perform such duties as the Board may from time to time prescribe.

Section 2.  Chairman of the Board.

     The Chairman of the Board shall be a director of the Corporation and the chief executive officer of the Corporation. He shall preside at all meetings of the stockholders and of the Board of Directors. He shall supervise, control and direct all of the business and affairs of the Corporation. He shall have authority to sign and execute in the name of the Corporation all authorized deeds, contracts and other instruments.

Section 3.  Vice Chairman of the Board.

     The Vice Chairman of the Board shall be a director of the Corporation. In the event of the absence of the Chairman of the Board, the Vice Chairman shall perform all of the duties of the Chairman and when so acting have all of the powers of the Chairman. He shall have authority to sign and execute in the name of the Corporation all authorized deeds, contracts and other instruments.

Section 4.  President.

     In the absence of the Chairman and Vice Chairman of the Board, he shall preside at all meetings of the stockholders and of the Board of Directors. He shall be responsible for the day-to-day operations of the Corporation subject to the supervision and control of the Board of Directors and the Chairman of the Board. He shall have authority to sign and execute in the name of the Corporation all authorized deeds, contracts and other instruments.

Section 5.  Vice President.

     In the absence of the President, the Vice Presidents (in the order designated at the time of their election, or in the absence of any designation, in the order of their election) shall perform all the duties of the President and when so acting, shall have the powers of the President. The Vice Presidents shall also have such additional powers and duties as may be assigned to each of them by the Board of Directors.

Section 6.  Secretary.

     The Secretary shall keep the minutes of the meetings of the stockholders and of the Board of Directors in books provided for the purpose; he shall see that all notices are duly given in accordance with the provisions of the By-Laws or as required by law; he shall be the custodian of the records and of the corporate seal or seals of the Corporation; he shall see that the corporate seal is affixed to all documents, the execution of which on behalf of the Corporation under its seal is duly authorized, and when so affixed may attest the same; he may sign, with the President or Chairman of the Board, certificates of stock of the Corporation; and, in general, he shall perform all duties ordinarily incident to the office of a Secretary of a corporation, and such other duties as, from time to time, may be assigned to him by the Board of Directors, or by the President.

Section 7.  Treasurer.

     The Treasurer shall have charge of and be responsible for all funds, securities, receipts and disbursements of the Corporation, and shall deposit, or cause to be deposited, in the name of the Corporation all moneys or other valuable effects in such banks, trust companies, or other depositories as shall, from time to time, be selected by the Board of Directors; he shall render to the President and to the Board of Directors, whenever requested, an account of the financial condition of the Corporation; he may sign, with the President, or Chairman of the Board, certificates of stock of the Corporation; and, in general, shall perform all duties ordinarily incident to the office of a treasurer of a corporation, and such other duties as may be assigned to him by the Board of Directors or by the President.

Section 8.  Assistant Officers.

     The Board of Directors may elect one or more Assistant Secretaries and one or more Assistant Treasurers. Each such Assistant Secretary and Assistant Treasurer shall hold office for such period and shall have such authority and perform such duties as the Board of Directors may prescribe.

Section 9.  Compensation.

     The Board of Directors shall have power to fix the compensation of all officers of the Corporation. It may authorize any officer upon whom the power of appointing subordinate officers may have been conferred to fix the compensation of such subordinate officers.

Section 10.  Reimbursement.

     Any payments made to an officer of the Corporation such as a salary, commission, bonus, interest or rent, or entertainment expense incurred by him, which shall be disallowed in whole or in part as a deductible expense by the Internal Revenue Service, shall be reimbursed by such officer to the Corporation to the full extent of such disallowance. It shall be the duty of the directors, as a Board, to enforce payment of each amount disallowed. In lieu of payment by the officer, subject to the determination of the directors, proportionate amounts may be withheld from his future compensation payments until the amount owed to the Corporation has been recovered.


Section 11.  Officers Holding More Than One Office.

     Two or more officers (except that of President and Vice
President, Secretary and Assistant Secretary, and Treasurer and
Assistant Treasurer) may be held by the same person, but no officer shall execute, acknowledge or verify any instrument in more than one capacity.

Section 12.  Removal.

     The Board of Directors shall have power at any regular or special meeting to remove any officer with or without cause, and such action shall be conclusive on the officer so removed. The
Board of Directors may authorize any officer to remove subordinate officers.

Section 13.  Vacancies.

     The Board of Directors at any regular or special meeting shall have power to fill a vacancy occurring in any office for the unexpired portion of the term.

                           ARTICLE IV

                             STOCK

Section 1.  Certificates.

     Each stockholder shall be entitled to a stock certificate or certificates certifying the number and kind of shares owned. The certificates shall be signed by the President or Chairman of the Board and by the Secretary or Treasurer and shall be sealed with the seal of the Corporation.

     The Corporation may treat the holder of record of any share or shares of stock as the holder in fact thereof and shall not be bound to recognize any equitable or other claim to or interest in any such share or shares on the part of any other person, save as expressly provided by the laws of Maryland.

     The name and address of the person to whom the shares represented thereby are issued with the number of shares and date of issue shall be entered on the records of the Corporation.

     All certificates surrendered to the Corporation shall be cancelled and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and cancelled, except that in the case of a lost, destroyed or mutilated certificate a new one may be issued therefor upon such terms and indemnity to the Corporation as may be prescribed by the Board of Directors.

Section 2.  Transfer.

     Transfer of shares of the Corporation shall be made only on the stock transfer books of the Corporation by the holder of record thereof or by his legal representative, or by his attorney thereunto authorized by power of attorney duly exercised and filed with the Secretary of the Corporation, and on surrender for cancellation of the certificate for such shares.

Section 3.  Rules and Regulations.

     The Board of Directors shall have authority to make all such rules and regulations as they may deem expedient concerning the issue, transfer and registration of stock certificates and may appoint a transfer agent and a registrar of transfers.

Section 4.  Closing of Transfer Books or Fixing of Record Date.

     The Board of Directors may fix, in advance, a date as the record date for the purpose of determining shareholders entitled to notice of, or to vote at, any meeting of shareholders, or shareholders entitled to receive payment of any dividend or the allotment of any rights, or in order to make a determination of shareholders for any other proper purpose. Such date, in any case, shall not be more than sixty (60) days, and in case of a meeting of shareholders not less than ten (10) days, prior to the date on which the meeting or particular action requiring such determination of shareholders is to be held or taken.


                           ARTICLE V

                      SUNDRY PROVISIONS

Section 1.  Dividends.

     Subject to the applicable provisions of law and of the Charter, the Board of Directors may in its discretion declare what, if any, dividends shall be paid or upon any class of such stock, the date when such dividends shall be payable, and the date for the determination of holders of record to whom such dividends shall be payable.

Section 2.  Working Capital.

     The Board of Directors shall, from time to time, and in its discretion, fix and vary the amount of working capital of the Corporation and determine what portion of the surplus shall be reserved as working capital or declared as dividends and distributed to the stockholders.

Section 3.  Negotiable Instruments and Other Evidences of
            Indebtedness.

     All checks, drafts or orders for the payment of money, notes and other evidences of indebtedness, issued in the name of the Corporation, shall be signed by such officer or officers as may be designated from time to time by resolution of the Board of Directors. No checks shall be signed in blank.

Section 4.  Fiscal Year.

     The fiscal year of the Corporation shall be as provided by the Board of Directors.

Section 5.  Seal.

     The seal of the Corporation shall be circular in form, with the name of the Corporation inscribed around the outer edge, and in the center shall inscribed the words "MARYLAND" and the year of incorporation.

Section 6.  Amendments.

     The Board of Directors shall have power to make, amend and repeal the By-Laws of the Corporation, by vote of a majority of all of the directors, at any regular or special meeting of the Board; provided, however, that any By-Laws made by the Board of Directors may be amended, altered, or repealed by the stockholders as hereinafter provided.

     The stockholders, by the affirmative vote of the majority of the stock issued, outstanding and entitled to vote, may make, alter or amend the By-Laws at any annual meeting, or any special meeting if notice thereof is contained in the notice of such meeting.

Section 7.  Contracts.

     No contract or other transaction between this Corporation and any other corporation and no act of this Corporation shall in any way be affected or invalidated by the fact that any of the directors of this Corporation are pecuniarily or otherwise interested in or are directors or officers of such other corporation; any director, individually or any firm of which any director may be a member, may be a party to, or may be pecuniarily or otherwise interested in, any contract or transaction of this Corporation, provided that the fact that he or such firm is so interested shall be disclosed or shall have been known to the Board of Directors or a majority thereof; and any director of this Corporation who is also a director or officer of such other corporation or who is so interested may be counted in determining the existence of a quorum at any meeting of the Board of Directors of this Corporation, which shall authorize any such contract or transaction, and may vote thereat to authorize any such contract or transaction, with the like force and effect as if he were not such director or officer of such other corporation or not so interested.

Section 8.  Voting Upon Stocks or Other Ownership Interests.

     Unless otherwise ordered by the Board of Directors, the President and the Chairman of the Board, or either of them, shall have full power and authority on behalf of the Corporation to attend and to vote and to grant proxies to be used at any meetings, or for written consents, of stockholders or other equity owners of any corporation or other entity in which the corporation may own an interest.

                           ARTICLE VI

                        INDEMNIFICATION

Section l.  Definitions.

     As used in this Article VI, any word or words that are defined in Section 2-418 of the Corporations and Associations Article of the Annotated Code of Maryland (the "Indemnification Section"), as amended from time to time, shall have the same meaning as provided in the Indemnification Section.

Section 2.  Indemnification of Directors and Officers.

     The Corporation shall indemnify and advance expenses to a director or officer of the Corporation in connection with a proceeding to the fullest extent permitted by and in accordance with the Indemnification Section.

Section 3.  Indemnification of Other Agents and Employees.

     With respect to an employee or agent, other than a director or officer of the Corporation, the Corporation may, as determined by and in the discretion of the Board of Directors of the Corporation, indemnify and advance expenses to such employees or agents in connection with a proceeding to the extent permitted by and in accordance with the Indemnification Section.


                         END OF BY-LAWS

Exhibit 10.3

The CIT Group/
Commercial Services, Inc.
1211 Avenue of the Americas
New York, NY 10036
                                               November 14, 1999

USI Electric, Inc.
10324 South Dolfield Road
Owings Mills, Maryland 21117-3586

                       FACTORING AGREEMENT


Ladies and Gentlemen:

     We are pleased to confirm the terms and conditions that will govern our funds in use accounting, notification factoring arrangement with advances (the "Agreement").

     1.      SALE OF ACCOUNTS

     You sell and assign to us, and we purchase as absolute owner, all accounts receivable arising from your sales of inventory or rendition of services, including those under any trade names, through any divisions and through any selling agent (collectively, the "Accounts" and individually, an "Account").

     2.      CREDIT APPROVAL

     2.1 Requests for credit approval for all of your orders must be submitted to our Credit~ Department via computer by either: (a) On-Line Terminal Access, or (b) Electronic Batch Transmission. If you are unable to submit orders via computer, then orders can be submitted over the phone, by fax or in writing. All credit decisions by our Credit Department (including approvals, declines and holds) will be sent to you daily by a Credit Decisions Report, which constitutes the official record of our credit decisions. Credit approvals will be effective only if shipment is made or services are rendered within thirty (30) days from the completion date specified in our credit approval. Credit approval of any Account may be withdrawn by us any time before delivery is made or services are rendered.

     2.2 We assume the Credit Risk on each Account approved in the Credit Decision Report. "Credit Risk" means the customer s failure to pay the Account in full when due on its longest maturity solely because of its financial inability to pay. If there is any change in the amount, terms, shipping date or delivery date for any shipment of goods or rendition of services

(other than accepting returns and granting allowances as provided in section 8 below), you must submit a change of terms request to us, and, if such pertains to a Factor Risk Account, then we shall advise you of our decision either to retain the Credit Risk or to withdraw the credit approval. Accounts on which we bear the Credit Risk are referred to collectively as "Factor Risk Accounts", and individually as a "Factor Risk Account". Accounts on which you bear some or all of the risk as to credit are referred to collectively as "Client Risk Accounts", and individually as a "Client Risk Account".

     2.3 We shall have no liability to you or to any person, firm or entity for declining, withholding or withdrawing credit approval on any order. If we decline to credit approve an order and furnish to you any information regarding the credit standing of that customer, such information is confidential and you agree not to reveal same to the customer, your sales agent or any third party. You agree that we have no obligation to perform, in any respect, any contracts relating to any Accounts.

     3.      INVOICING

             You agree to place a notice (in form and content acceptable to us) on each Invoice and invoice equivalent that the Account is sold, assigned and payable only to us, and to take all necessary steps so that payments and remittance information are directed to us. All invoices, or their equivalents, will be promptly mailed or otherwise transmitted by you to your customers at your expense. You will provide us with copies of all invoices (or the equivalent thereof If the invoices were sent electronically), confirmation of the sale of the Accounts to us and proof of shipment or delivery, all as we may reasonably request. If you fail to provide us with copies of such invoices (or equivalents) or such proofs when requested by us, we will not bear any Credit Risk as to those Accounts.

     4.      REPRESENTATIONS AND WARRANTIES

     4.1 You represent and warrant that: each Account is based upon a bona fide sale and delivery of inventory or rendition of services made by you in the ordinary course of business; the inventory being sold and the Accounts created are your exclusive property and are not, and will not be, subject to any lien, consignment arrangement, encumbrance or security interest other than in our favor; all amounts are due in United States Dollars; all original invoices bear notice of the sale and assignment to us; any taxes or fees relating to your Accounts or inventory are solely your responsibility; and none of the Accounts factored with us hereunder represent sales to any subsidiary, affiliate or parent company. You also warrant and represent that: your customers have accepted the goods or services and owe and are obligated to pay the full amounts stated in the invoices according to their terms, without dispute, claim, offset, defense, deduction, rejection, recoupment, counterclaim or contra account, other than as to returns and allowances as provided in section 8 below (the foregoing being referred to in this Agreement as "Customer Claims").

     4.2 You further represent and warrant that: you are a duly organized and validly existing business organization qualified to do business in all states where required; the most recent financial statements provided by you to us accurately reflect your financial condition as of that date and there has been no material adverse change in your financial condition since the date of those financial statements. You agree to furnish us with such information concerning your business affairs and financial condition as we may reasonably request from time to time. You will furnish to us as soon as possible, but not later than one hundred twenty (120) days after the dose of each of your fiscal years, your and your consolidated subsidiaries financial statements as of the end of such year, on a consolidated and consolidating basis, audited by a firm of independent, certified public accountants, selected by you and acceptable to us.

     4.3 You agree that you will promptly notify us of any change in your: name, location of your chief executive office, place(s) of business, use of trade names and divisions, and legal or business structure. Further, you agree that you will promptly notify us of any change in control of the ownership of your business organization, and of significant law suits or proceedings against you.

     5.      PURCHASE OF ACCOUNTS

     We shall purchase the Accounts for the gross amount of the respective invoices, less: factoring fees or charges, trade and cash discounts allowable to, or taken by, your customers, credits, cash on account and allowances ("Purchase Price"). Our purchase of the Accounts will be reflected on the Statement of Account (defined in section 10 below), which we shall render to you, which will also reflect all credits and discounts made available to your customers.

     6.      ADVANCES

     At your request, and in our sole discretion, we may advance funds to you of up to seventy-five percent (75%) of your Factor Risk Accounts, prior to the collection of the Accounts. We have the right, at any time and from time to time, to hold any reserves we deem reasonably necessary as security for the payment and performance of any and all of your-obligations (defined in section 12 below). All amounts you owe us, including all advances to you and any debit balance in your Client Position Account (defined in section 10 below), and any Obligations, are payable on demand and may be charged to your account at any time.

     7.      PAYMENT OF ACCOUNTS

     7.1 All payments received by us on the Accounts will be promptly applied to your account with us after crediting your customer s account. In exchange for such application, we shall charge your account monthly with the cost of ten (10) additional business days on all such payments at the rate charged by us in section 14.1 below on debit balances. No checks, drafts or other instruments received by us will constitute final payment of an Account unless and until such items have actually been collected.

     7.2     The amount of the Purchase Price of any Factor Risk
Account which remains unpaid will be deemed collected and will be credited to your account as of the earlier of the following dates:

     (a) the date of the Account s longest maturity if a proceeding or petition is filed by or against the customer under any state or federal bankruptcy or insolvency law, or if a receiver or trustee is appointed for the customer; or

     (b) the last day of the third month following the Account s longest maturity date if such Account remains unpaid as of said date without the occurrence of any of the events specified in clause (a) above.

     If any Factor Risk Account credited to you was not paid for any reason other than Credit Risk, we shall reverse the credit and charge your account accordingly, and such Account is then deemed to be a Client Risk Account.

     8.      CUSTOMER CLAIMS AND CHARGE BACKS

     8.1 You must notify us promptly of any matter affecting the value, enforceability or collectibility of any Account and of all Customer Claims. You agree to promptly issue credit memoranda or otherwise adjust the customer s account upon accepting returns or granting allowances. For full invoice credit memoranda, you agree to send duplicate copies thereof to us and to confirm their assignment to us. You may continue to do so until we have advised you that all such credits or allowances on Factor Risk Accounts require our prior written approval. We shall cooperate with you in the adjustment of Customer Claims, but we retain the right to adjust Customer Claims on Factor Risk Accounts directly with customers, upon such terms as we in our sole discretion may deem advisable.

     8.2 We may at any time charge back to your account the amount of: (a) any Factor Risk Account which is not paid in full when due for any reason other than Credit Risk; (b) any Factor Risk Account which is not paid In full when due because of an act of God, civil strife, or war; (c) anticipation (interest) deducted by a customer on any Account; (d) Customer Claims; (e) any Client Risk Account which is not paid in full when due; and
(f) any Account for which there is a breach of any representation or warranty. A charge back does not constitute a reassignment of an Account. We shall immediately charge any deduction taken by a customer to your account.

     8.3 We may at any time charge to your account the amount of: (a) payments we receive on Client Risk Accounts which we are required at any time to turnover or return (including preference claims); (b) all remittance expenses (including incoming wire charges, currency conversion fees and stop payment fees), other than stop payment fees on Factor Risk Accounts; (c) expenses, collection agency fees and attorneys fees incurred by us in collecting or attempting to collect any Client Risk Account or any Obligation (defined in section 12 below); and (d) our fees for handling collections on Client Risk Accounts which you have requested us to process, as provided in the Guide (see section
18.2 below).

     8.      HANDLING AND COLLECTING ACCOUNTS; RETURNED GOODS

     9.1 As owners of the Factor Risk Accounts, we have the right to: (a) bring suit, or otherwise enforce collection, in your name or ours; (b) modify the terms of payment, (c) settle, compromise or release, in whole or in part, any amounts owing, and (d) issue credits in your name or ours. To 'the extent applicable, you waive any and all claims and defenses based on suretyship. If moneys are due and owing from a customer for both Factor Risk Accounts and Client Risk Accounts, you agree that any payments or recoveries received on such Accounts will be applied using our normal procedures. If at the time of a customer liquidation, we each have Accounts at our respective risk, we agree that all payments, dividends, recoveries or proceeds will be shared pro rate in proportion to our respective Credit Risk for that customer. Once you have granted or issued a discount, credit or allowance on any Account, you have no further interest therein. Any checks, cash, notes or other documents or instruments, proceeds or property received with respect to the Accounts must be held by you in trust for us, separate from your own property, and immediately turned over to us with proper endorsements. We may endorse your name or ours on any such check, draft, instrument or document.

     9.2 As owners and assignees of the Accounts and all proceeds thereof, upon our written notice, you will, at your expense, set aside, mark with our name and hold in trust for us, any and all returned, rejected, reclaimed or repossessed inventory ("Returned Goods"). Further, upon such notice, you agree promptly: to notify us of all Returned Goods and, at our request, either to deliver same to us, or to pay us the invoice price thereof, or to sell the same for our account.

     10.     STATEMENT OF ACCOUNT

     After the end of each month, we shall send you certain reports reflecting Accounts purchased, advances made, fees and charges and all other financial transactions between us during that month ("Reports"). The Reports sent to you each month include a Statement of Account reflecting transactions in three sections: Accounts Receivable, Client Position Account and Funds In Use. The Reports shall be deemed correct and binding upon you and shall constitute an account stated between us unless we receive your written statement of exceptions within thirty (30) days after same are mailed to you.

     11.      GRANT OF SECURITY INTEREST

     11.1 You hereby assign and grant to us a continuing security interest In all of your right, title and interest in and to all of your now existing and future: (a) accounts receivable (including Accounts), instruments, documents, chattel paper, general intangibles, and any other obligations owing to you; (b) unpaid seller s rights (including rescission, repossession, replevin, reclamation and stoppage in transit); (c) rights to any inventory represented by the foregoing, including Returned Goods;
(d) reserves and credit balances arising hereunder; (e) guarantees or collateral for the foregoing (including rights under any letters of credit or other credit enhancements in your favor); (f) insurance policies, proceeds or rights relating to the foregoing; (g) federal, state and local income tax refunds;
(h) cash and non-cash proceeds of the foregoing; and (I) Books and Records (defined in section 13 below) evidencing or pertaining to the foregoing.

     11.2 You agree to comply with all applicable laws to perfect our security interest in collateral pledged to us hereunder, and to execute financing statements and other documents as we may require to effectuate the foregoing and to implement this Agreement. To the extent permitted by applicable law, you authorize us to sign your name, or to file financing statements or continuations without your signature, all in order to create, perfect or maintain our security interest in the collateral.

     12.     OBLIGATIONS SECURED

     The security Interest granted hereunder and any lien or security interest that we now or hereafter have in any of your other assets, collateral or property, secure the payment and performance of all of your now existing and future indebtedness and obligations to us, whether absolute or contingent, whether arising under this Agreement or any other agreement or arrangement between us, by operation of law or otherwise ("Obligations"). Obligations also includes ledger debt (which means indebtedness for goods and services purchased by you from any party whose accounts receivable are factored or financed by
us), and indebtedness arising under any guaranty, credit enhancement or other credit support granted by you in our favor. Any reserves or balances to your credit and any other assets, collateral or property of yours in our possession constitutes security for any and all Obligations.

     13.     BOOKS AND RECORDS AND EXAMINATION

     13.1 You agree to maintain such Books and Records concerning the Accounts as we may reasonably request and to reflect our ownership of the Accounts therein. "Books and Records" means your accounting and financial records (whether paper, computer or electronic), data, tapes, discs, or other media, and all programs, files, records and procedure manuals relating thereto, wherever located.

     13.2 Upon our reasonable request, you agree to make your Books and Records available to us for examination and to permit us to make copies or extracts thereof. Also, you agree to permit us to visit your premises during your business hours and to conduct such examinations as we deem reasonably necessary. To cover our costs and expenses of any such examinations, we shall charge you a fee for each day, or part thereof, during which such examination is conducted, plus any out-of-pocket costs and expenses incurred by us, as provided in the Guide (see section
18.2 below).

     14.     INTEREST

     14.1 Interest is charged as of the last day of each month based on the daily debit balances in your Funds In Use account for that month, at a rate equal to the sum of one and one-half percent (1-1/2%) per annum, plus the Chase Prime Rate (defined below). The Chase Prime Rate is the per annum rate of interest publicly announced by The Chase Manhattan Bank (or its successor) in New York, New York from time to time as Its prime rate, and Is not intended to be the lowest rate of interest charged by The Chase Manhattan Bank to its borrowers. Any change in the rate of interest hereunder due to a change in the Chase Prime Rate will take effect as of the first of the month following such change in the Chase Prime Rate. Interest will be credited as of the last day of each month based on the daily credit balances in your

Funds In Use account for that month, at a rate four percent (4%) per annum below the Chase Prime Rate being used to calculate
Interest for the period. All interest is calculated on a 360 day year.

     14.2 In no event will interest charged hereunder exceed the highest lawful rate. In the event, however, that we do receive interest in excess of the highest lawful rate, you agree that your sole remedy would be to seek repayment of such excess, and you irrevocably waive any and all other rights and remedies which may be available to you under law or in equity.

     15.     FACTORING FEES AND OTHER CHARGES

     15.1 For our services hereunder, you will pay us a factoring fee or charge of one percent (1%) of the gross face amount of all Accounts factored with us, but in no event less than $4.50 per invoice. In addition, you will pay a fee of one-quarter of one percent (1/4 of 1%) of the gross face amount of each Account for each thirty (30) day period or part thereof by which the longest terms of sale applicable to such Account exceed ninety (90) days (whether as originally stated or as a result of a change of terms requested by you or the customer). For Accounts arising from sales to customers located outside the fifty states of the United States of America and the Commonwealth of Puerto
Rico, you will pay us an additional factoring fee of one percent
(1%) of the gross face amount of all such Accounts. All factoring fees or charges are due and charged to your account upon our purchase of the underlying Account. In the event the actual factoring fees or charges paid to us during any twelve-month period, or part thereof, commencing on October 1, 1999, and each consecutive twelve-month period or part thereof thereafter
(herein referred to as a "Period"), by you and Universal Security Instruments, Inc. ("Universal") under its separate factoring agreement with us, is less than Forty-Eight Thousand Dollars ($48,000.00) (herein referred to as the "Minimum Factoring
Fees"), we shall charge Universal s account as of the end of such Period with an amount equal to the difference between the actual factoring fees or charges paid during such Period and said
Minimum Factoring Fees.

     15.2 You agree to pay all costs and expenses incurred by us in connection with the administration and enforcement of this Agreement, including all reasonable fees and expenses attributable to the services of our attorneys (whether in-house or outside), search fees and public record filing fees. Furthermore, you agree to pay to us our fees (as more fully set forth in the Guide, see section 18.2 below) including fees for:
(a) special reports prepared by us at your request; (b) wire transfers; (c) handling change of terms requests relating to Accounts; and (d) your usage of our on-line computer services.

Beginning on the first of the month six months from the date hereof, you also agree to pay us our fees for: (i) each new customer setup on our customer accounts receivable data base and each new customer relationship established for you; (ii) crediting your account with proceeds of non-factored invoices received by us; and (iii) charge backs of invoices factored with us that were paid directly to you. All such fees will be charged to your account when incurred. Our fees may be changed by us from time to time upon notice to you; however, any failure to give you such notice does not constitute a breach of this Agreement and does not impair our ability to institute any such change.

     15.3 Any tax or fee of any governmental authority imposed on or arising from any transactions between us, any sales made by you, or any inventory relating to such sales Is your sole responsibility (other than income and franchise taxes imposed on us which are not related to any specific transaction between us). If we are required to withhold or pay any such tax or fee, or any interest or penalties thereon, you hereby indemnify and hold us harmless therefor and we shall charge your account with the full amount thereof.

     16.     TERMINATION

     16.1 You may terminate this Agreement only as of an Anniversary Date and then only by giving us at least sixty (60) days prior written notice of termination. "Anniversary Date" means September 30, 2000, and the same month and date in each year thereafter; however, you may terminate this Agreement at any time by giving us at least sixty (60) days prior written notice of termination if you shall have presented to us a bona fide written proposal for you to obtain from, and as issued by, another lender or factor, a factoring or financing arrangement and we, in our discretion, shall have elected not to provide you with a factoring or financing arrangement on similar or more favorable terms and conditions. In the event that this Agreement is terminated by you prior to an Anniversary Date, we shall be entitled to the unpaid portion of the Minimum Factoring Fees, if any, for such Period, as provided in section 15.1 above, as of the effective date of termination, calculated by multiplying the number of days during the Period for which this Agreement shall have been in effect by the Minimum Factoring Fees, and dividing such amount by 360 days. Except as otherwise provided, we may terminate this Agreement at any time by giving you at least sixty
(60) days prior written notice of termination. However, we may terminate this Agreement immediately, without prior notice to you, upon the occurrence of an Event of Default (defined in section 17.1 below).

     16.2 This Agreement remains effective between us until terminated as herein provided. Unless sooner demanded, all

Obligations will become immediately due and payable upon any termination of this Agreement.

     16.3 All of our rights, liens and security interests hereunder continue and remain in full force and effect after any termination of this Agreement and pending a final accounting, we may withhold any balances in your account unless we are supplied with an indemnity satisfactory to us to cover all Obligations. You agree to continue to assign accounts receivable to us and to remit to us all collections on accounts receivable, until all Obligations have been paid in full or we have been supplied with an indemnity satisfactory to us to cover all Obligations.

     17.     EVENTS OF DEFAULT AND REMEDIES UPON DEFAULT

     17.1    It is an "Event of Default" under this Agreement if:
(a) your business ceases or a meeting of your creditors is called; (b) any bankruptcy, insolvency, arrangement, reorganization, receivership or similar proceeding is commenced by or against you under any federal or state law and which proceeding shall not have been dismissed within thirty (30) days of commencement; (c) you breach any representation, warranty or covenant contained in this Agreement; or (d) you fail to pay any Obligation when due.

     17.2 After the occurrence of an Event of Default which is not waived by us, we may terminate this Agreement without notice to you. We shall then have immediate access to, and may remove from any premises where same may be located, any and all Books and Records as may pertain to the Accounts, Returned Goods and any other collateral hereunder. Furthermore, as may be necessary to administer and enforce our rights in the Accounts, Returned Goods and any other collateral hereunder, or to facilitate the collection or realization thereof, we have your permission to:
(a) use (at your expense) your personnel, supplies, equipment, computers and space, at your place of business or elsewhere; and
(b) notify postal authorities to change the address for delivery of your mail to such address as we may designate and to receive and open your mail. We agree to turn over to you or your representative all mail not related to the aforesaid purposes.

     17.3 After the occurrence of an Event of Default which is not waived by us, with respect to any other property or collateral in which we have a security interest, we shall have all of the rights and remedies of a secured party under Article 9 of the Uniform Commercial Code. If notice of intended disposition of any such property or collateral is required by law, it is agreed that five (5) days notice constitutes reasonable notice. The net cash proceeds resulting from the exercise of any of the foregoing rights, after deducting all charges, costs and expenses (including reasonable attorneys fees) will be applied by us to the payment or satisfaction of the Obligations, whether due or to become due, in such order as we may elect. You remain liable to us for any deficiencies. With respect to Factor Risk Accounts and Returned Goods relating thereto, you hereby confirm that we are the owners thereof, and that our rights of ownership permit us to deal with this property as owner and you confirm that you have no interest therein.

     18.     MISCELLANEOUS PROVISIONS

     18.1. This Agreement, and all attendant documentation, as the same may be amended from time to time, constitutes the entire agreement between us with regard to the subject matter hereof, and supersedes any prior agreements or understandings. This Agreement can be changed only by a writing signed by both of us. Our failure or delay in exercising any right hereunder will not constitute a waiver thereof or bar us from exercising any of our rights at any time. The validity, interpretation and enforcement of this Agreement is governed by the laws of the State of New York, excluding the conflict laws of such State.

     18.2 The Client Service Guide, as supplemented and amended from time to time (the "Guide") has been furnished to you or is being furnished to you concurrently with the signing of this Agreement, and by your signature below you acknowledge receipt thereof. The Guide provides information on credit approval processes, accounting procedures and fees. The procedures for Electronic Batch Transmission are covered in supplemental instructions to the Guide. From time to time, we may provide you with amendments, additions, modifications, revisions or supplements to the Guide, which will be operative for transactions between us. All information and exhibits contained in the Guide, on any screen accessed by you, and on any print-outs, reports, statements or notices received by you are, and will be, our exclusive property and are not to be disclosed to, or used by, anyone other than you, your employees or your professional advisors, in whole or in part, unless we have consented in writing.

     18.3 This Agreement binds and benefits each of us and our respective successors and however, assigns, provided, that you may not assign this Agreement or your rights hereunder without our prior written consent.

     18.4 Section headings are for convenience only and are not controlling. The use of "including" means "including without limitation".

     18.5 If any provision of this Agreement is contrary to, prohibited by, or deemed invalid under applicable laws or regulations, such provision will be inapplicable and deemed omitted to such extent, but the remainder will not be invalidated thereby and will be given effect so far as possible.

     18.6 You shall take all action reasonably necessary to assure that your computer-based systems are able to effectively process date-sensitive data functions. You represent and warrant that the "Year 2000" problem (that is, the inability of certain computer applications to recognize and properly perform date-sensitive functions involving certain dates on or about or subsequent to December 31, 1999) will not result in a material adverse effect on your business, assets, or operations. You reasonably anticipate that all computer applications which are material to your business will, on a timely basis, be able to properly perform date-sensitive functions for all dates on and after January 1, 2000. Upon our request, from time to time you shall provide to us assurances that your computer systems and software are or will be Year 2000 compliant on a timely basis, all in form and substance reasonably satisfactory to us.

     19.     JURY TRIAL WAIVER

     To the extent permitted by applicable law, we each hereby waive any right to a trial by jury In any action or proceeding arising directly or indirectly out of this Agreement, or any other agreement or transaction between us or to which we are parties.

     If the foregoing is in accordance with your understanding, please so indicate by signing and returning to us the original and one copy of this Agreement. This Agreement will take effect as of the date set forth above but only after being accepted below by one of our officers in New York, after which we shall forward a fully executed copy to you for your files.

                          Very truly yours,

                           THE CIT GROUP/COMMERCIAL SERVICES, INC.


                          By     Steven Forleiter
                              Name:   Steven Forleiter
                              Title:  VP

Read and Agreed to:

USI ELECTRIC, INC.


By    Harvey Grossblatt
    Name:   Harvey Grossblatt
    Title:  Secretary

EXHIBIT 10.5


                   EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into as of April 1, 2002, by and between UNIVERSAL SECURITY INSTRUMENTS, INC., a Maryland corporation (the "Company"), and HARVEY B. GROSSBLATT (the "Executive").

RECITALS

     WHEREAS, the Company is engaged in the business of designing, manufacturing and marketing security products (the
"Business"); and

     WHEREAS, the Executive is the Executive of the Company; and

     WHEREAS, the Company desires to continue to employ the Executive to perform services as the Executive of the company, and to perform other duties which may be assigned from time to time by the Board of Directors of the Company (the "Board") or the Chairman of the Board of the Company (the "Chairman") from time to time at its discretion;

     WHEREAS, the Company and Executive desire to set forth in writing the terms and conditions of their agreement and understanding.

     NOW, THEREFORE, in consideration of the foregoing, the mutual promises herein contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

     1.  Employment.

         (a) Agreement to Employ. Upon the terms and subject to the conditions of this Agreement, the Company shall hereby employ the Executive and the Executive hereby agrees to be employed by Company.

         (b) Term of Employment. Subject to Section 7, the Company shall employ the Executive pursuant to the terms hereof for the period commencing as of the date hereof and ending on the day immediately preceding the third anniversary of the date hereof (the "Term"). The period during which the Executive is employed pursuant to this Agreement, including any renewal thereof shall be referred to as the "Employment Period."

     2. Position and Duties. During the Employment Period, the Executive shall serve as, and have responsibilities and authority consistent with the position of, President of the Company, which shall be subject to the discretion of the Board. The Executive shall diligently and conscientiously devote his full and exclusive business time and attention and best efforts in discharging his duties. The Company shall provide appropriate office space and services to allow the Executive to discharge his duties, consistent with policies established by the Board from time to time.

     3.  Compensation.

         (a) Salary. The Company shall initially pay the Executive an annual base salary ("Annual Base Salary") of $122,500.00. The Annual Base Salary during any year of the Employment Period shall be an amount determined by the Board. The Annual Base Salary shall be subject to periodic review at least annually by the Board or by a committee established by the Board for increases based on the policies of the Company in effect from time to time. There shall be a minimum annual increase in the Annual Base Salary, effective as of each anniversary date of this Agreement, equal to or any increase in the Consumer Price Index for the Greater Baltimore Area (as determined by the U.S. Bureau of Labor Statistics) for the immediately preceding four calendar quarters. Once established, the Annual Base Salary shall not be reduced without the prior written consent of the Executive. The Annual Base Salary shall be payable according to the Company's regular payroll practices and shall be subject to all applicable federal, state and local withholding taxes.

         (b) Bonus. In addition to the Annual Base Salary, the Executive shall receive an annual bonus equal to the amount determined pursuant to Exhibit A attached hereto and incorporated herein by reference ("Bonus"), which shall be paid by the Company within 120 days after the end of the fiscal year with respect to which it is earned. The Bonus shall be deemed fully earned by the Executive with respect to any fiscal year of the Company during which the Executive has been employed by the Company for 60 days. The Bonus shall be subject to all applicable federal, state and local withholding taxes.

         (c) Stock Options. In addition to the Annual Base Salary and any Bonus, the Executive shall be eligible to receive grants of options to acquire shares of the Company's Common Stock, as may be granted from time to time by the Board or a committee thereof. Effective the date hereof, the Board hereby grants to the Executive options to purchase 20,000 shares of the Company's Common Stock, at an exercise price of $4.50 per share, exercisable immediately, pursuant to the Company's Non-Qualified Stock Option Plan.

     4. Benefits. During the Employment Period, the Company shall provide the Executive with the following benefits:

         (a) Participation by the Executive, and his wife and dependant children in any group health plans sponsored or arranged by the Company for its employees. The full amount of all premiums for such insurance will be paid by the Company. In the event the Executive declines or is ineligible to participate in such group health plans, the Company shall pay to the Executive, no less frequently than quarterly, additional compensation equal to the amount of such premiums which the Company would have paid for such period had the Executive accepted such participation for himself, his wife and dependant children. Nothing herein shall obligate the Company to continue any health plan currently offered to employees or offered to employees in the future. The Executive agrees to cooperate with the Company and to take all steps reasonably necessary to assist the Company in obtaining such insurance. The Executive represents that he currently has no significant health condition which would make it commercially unreasonable to obtain such insurance.

         (b) Participation in any retirement plans, disability income insurance and term life insurance policies sponsored or arranged by the Company for its employees from time to time. Nothing herein shall obligate the Company to continue any plan or policy currently offered to employees or offered to employees in the future.

         (c) For each calendar year during the Term, the Company shall contribute the maximum amount permitted by applicable law on behalf of the Executive to the Company's 401(k) Plan. The Executive shall be entitled to the full amount of this benefit with respect to any fiscal year of the Company during which the Executive has been employed by the Company for 60 days.

         (d) Four weeks per year of paid vacation time plus sick leave and personal leave in accordance with the Company's policies for senior executive officers. The Executive shall be entitled to the full amount of this benefit with respect to any fiscal year of the Company during which the Executive has been employed by the Company for 60 days.

         (e) Use of a Company owned or leased automobile or, at the Executive's option, an automobile payment allowance of $800 per month, and shall pay for the insurance, fuel and service for such automobile.

         (f) All costs and expenses of a mobile phone for the Executive's use in connection with the performance of his duties, in accordance with the terms and conditions that the Board shall determine from time to time.

         (g) In addition to the benefit provided under Section 4(a), reimbursement up to a maximum of $25,000 per annum for expenses incurred by the Executive, his wife and dependant children for medical, dental, optical and long-term care and prescription drugs, or third-party payor coverage therefor, which are not reimbursable under any medical coverage for which the premiums are paid by the Company. All requests by the Executive for such reimbursement must be in writing accompanied by receipts for such amounts.

         (h)  Participation in the Company's Cafeteria
Plan/Flexible Spending Plan.

         (i) Any other group employee benefit plans or programs to the extent that he is qualified under the requirements relating to participation in any such plan or program.

     5. Business Expenses. The Company shall pay or reimburse the Executive for business expenses incurred by the Executive during the Employment Period in connection with his employment.

     6. Termination of Employment. Executive's employment will be terminated in accordance with Sections 6(a), or may be terminated in accordance with Sections 6(b) - (c), as follows:

         (a)  Upon the last day of a Term.

         (b) By the Company for "Cause". For the purpose of this Section, "Cause" shall mean a determination by a court of competent jurisdiction that:

              (i) The Executive committed a willful act against the interest of the Company resulting in material harm to the Company's interests; or

              (ii) The Executive committed a material act of dishonesty or fraud against the Company, unless it is determined by such court that the Executive acted in a manner which he believed, in good faith, to be in the interest of the Company.

         (c) By the Executive after 15-days written notice to the Company of the Company's material breach of this Agreement unless the Company cures such breach during such notice period. If the Executive terminates employment hereunder, the Executive's employment shall be deemed to have been terminated by the Company without Cause.

         (d) Upon the death of the Executive, or by the Company if the Executive is Permanently Disabled (as hereafter defined). For purposes of this Agreement, the term "Permanently Disabled" or "Permanent Disability" shall mean (i) becoming permanently disabled as provided in any permanent disability income policy provided by the Company under this Agreement insuring the Executive or (ii) in the absence of any such disability income policy, the inability for a period of six consecutive months, with reasonable accommodation, due to a mental or physical injury, illness or disorder, of Executive to provide substantially all of the services required pursuant to this Agreement to be provided by Executive. Whether or not Executive is Permanently Disabled under subsection (ii) shall be determined by a medical doctor agreed to by Company and Executive. If Company and the Executive cannot agree on such a medical doctor, they shall each, at their own expense, designate an unrelated medical doctor and such medical doctors shall in turn designate a third unrelated medical doctor, whose fee shall be shared equally by Company and Executive. Such medical doctor(s) shall determine whether Executive is Permanently Disabled and shall also determine the date of the commencement and termination, if any, of such Permanent Disability. Such determinations (whether made by unanimous or majority vote of the medical doctors) shall be binding on the parties hereto. If any party (the "Second Party") fails to select its medical doctor within 30 days after written notice from the other party (the "First Party") of the appointment of the First Party's medical doctor, then the First Party's medical doctor shall determine whether Executive is Permanently Disabled and shall also determine the date of the commencement and termination, if any, of such Permanent Disability.

         (e) By the Executive on 30 days advance written notice at any time within 24 months following a "Change of Control", as defined in Exhibit B attached hereto and incorporated herein by reference (a "Change of Control").

     7.  Effect of Termination.

         (a) In the event that Executive's employment is terminated for any reason, Executive shall be paid on the payroll date next following the date of termination, all compensation, and reimbursement of all expenses, for the applicable Term accruing through the effective date of termination of employment.

         (b) In the event of the termination of the Executive's employment hereunder by the Company for any reason other than pursuant to Sections 6(a), 6(b) or 6(d), the Executive shall be entitled to receive in addition to the payment under Section 7(a):

              (i) A lump sum severance payment in an amount equal to the Annual Base Salary for the balance of the Term plus the amount of the last Bonus, payable concurrently with the delivery by the Company to the Executive of the written notice of termination, and, on the date on which the Term would have expired, a lump sum severance payment in an amount equal to two times the previous 12 months' Annual Base Salary and last Bonus, in each instance subject to all applicable federal, state and local withholding taxes; and

              (ii) For the balance of the Term and a period of three years following the end of the Term, the benefits set forth in Sections 4(a) and 4(g).

         (c) In the event the Executive's employment is terminated by the Company or its successor following or in anticipation of a Change of Control, or in the event the Executive's employment is terminated by the Executive pursuant to
Section 6(e) above, the Executive shall be entitled to receive in addition to the payment under Section 7(a):

              (i) A lump sum severance payment in an amount equal to (A) the Annual Base Salary for the balance of the Term,
(B) the amount of the last Bonus, and (C) three times the previous 12 months' Annual Base Salary and last Bonus, payable concurrently with the delivery by the Company or its successor to the Executive of the written notice of termination or within 30 days following termination by the Executive, as the case may be, subject to all applicable federal, state and local withholding taxes; and

              (ii) For a period of three years following the end of the Term of this Agreement, the benefits set forth in Sections 4(a) and 4(g); provided, however, the aggregate present value of payments pursuant to this Section 7(c) (plus any payments under any other plan of the Company and its affiliates which are contingent on a change of control), determined in accordance with
Section 280G of the Internal Revenue Code of 1986, as amended, or any corresponding provision of any succeeding law, may not exceed
2.99 times the Executive's average annual taxable compensation from the Company or its affiliates which is included in the Executive's gross income for the five taxable years of the Company ending before the date on which the change of control occurs.

         (d) In the event the Executive's employment is terminated pursuant to Section 6(d), the Executive (or his estate) shall be entitled to receive in addition to the payment under Section 7(a):

              (i)   The continuation of the payment of the
Executive's then current Annual Base Salary for the balance of the Term, reduced, in the event of the Executive's death, by any individual life insurance benefits the premiums for which are paid for by the Company, and in the event of the Executive's Permanent Disability, by any group or individual disability income insurance benefits the premiums for which are paid for by the Company. The net amount payable hereunder shall be paid according to the Company's regular payroll practices, subject to all applicable federal, state and local withholding taxes; and

              (ii) The continuation of the benefits set forth in Sections 4(a) and 4(g) for the longer of (A) the balance of the Term, or (B) three years following the date of the Executive's death or Permanent Disability; provided, however, that if the terms of the group health plans sponsored or arranged by the Company for its employees limit the length of time during which the benefit set forth in Section 4(a) may be provided, the Company shall pay to the Executive (or his estate) with respect to any period during which such benefit may not be provided, no less frequently than quarterly, a sum equal to the amount of the premiums which the Company would have paid for such period had the benefit set forth in Section 4(a) continued.

     8. Company Obligations. The amounts payable to the Executive pursuant to Section 7 following termination of his employment shall be in addition to any rights the Executive may have with respect to previously granted stock options and any rights the Executive may have arising from claims of breaches by the Company of the terms of this Agreement.

     9.  Restrictive Covenants.


         (a) Noncompetition. During the Employment Period and any additional period during which the Executive receives compensation from the Company pursuant to Section 7, the Executive will not directly or indirectly, either as principal, agent, employee, or in any other capacity, enter into or engage in any business in which the Company is engaged during the Term hereof.

         (b) CONFIDENTIALITY. DURING THE EMPLOYMENT PERIOD AND AT ALL TIMES AFTER THE TERMINATION OF THIS AGREEMENT FOR ANY REASON, THE EXECUTIVE WILL NOT DISCLOSE TO ANY THIRD PARTY ANY TRADE SECRETS, CUSTOMER LISTS OR OTHER CONFIDENTIAL INFORMATION PERTAINING TO THE BUSINESS.

         (c) Company Property. Promptly following the Executive's termination of employment for any reason, the Executive shall return to the Company all property of such entity, and originals and any copies thereof in the Executive's possession or under his control, including all confidential information and trade secrets, in whatever media or in whatever form.

         (d) Nonsolicitation of Employees. During the Employment Period and any additional period during which the Executive receives compensation from the Company pursuant to
Section 7, the Executive shall not directly or indirectly induce any management or supervisor-level employee of the Company or any of its affiliates to terminate employment with such entity, and will not directly or indirectly, either individually or as owner, agent, employee, consultant or otherwise, employ or offer employment to any person who is or was employed by the Company or a subsidiary thereof as a management or supervisor-level employee unless such person shall have ceased to be employed by such entity for a period of at least three months.

         (e) INJUNCTIVE RELIEF WITH RESPECT TO COVENANTS. THE EXECUTIVE ACKNOWLEDGES AND AGREES THAT THE COVENANTS AND OBLIGATIONS OF THE EXECUTIVE WITH RESPECT TO NONCOMPETITION, NONSOLICITATION, CONFIDENTIALITY AND COMPANY PROPERTY RELATE TO SPECIAL, UNIQUE AND EXTRAORDINARY MATTERS AND THAT A VIOLATION OF ANY OF THE TERMS OF SUCH COVENANTS AND OBLIGATIONS WILL CAUSE THE COMPANY AND ITS SUBSIDIARIES IRREPARABLE INJURY FOR WHICH ADEQUATE REMEDIES ARE NOT AVAILABLE AT LAW. THEREFORE, THE EXECUTIVE AGREES THAT THE COMPANY AND ITS SUBSIDIARIES SHALL BE ENTITLED TO AN INJUNCTION, RESTRAINING ORDER OR SUCH OTHER

EQUITABLE RELIEF AS A COURT OF COMPETENT JURISDICTION MAY DEEM NECESSARY OR APPROPRIATE TO RESTRAIN THE EXECUTIVE FROM COMMITTING ANY VIOLATION OF THE COVENANTS AND OBLIGATIONS CONTAINED IN THIS SECTION. THESE INJUNCTIVE REMEDIES ARE CUMULATIVE AND ARE IN ADDITION TO ANY OTHER RIGHTS AND REMEDIES THE COMPANY OR ITS SUBSIDIARIES MAY HAVE AT LAW OR IN EQUITY. IN THE EVENT (I) THE ENFORCEABILITY OF ANY OF THE COVENANTS CONTAINED IN THIS SECTION IS CHALLENGED BY EXECUTIVE IN ANY JUDICIAL PROCEEDING, (II) EXECUTIVE IS NOT ENJOINED IN SUCH PROCEEDING FROM BREACHING SUCH COVENANT, AND (III) EXECUTIVE DOES, IN FACT BREACH SUCH COVENANT, THEN, IF A COURT OF COMPETENT JURISDICTION DETERMINES THAT THE CHALLENGED COVENANT IS ENFORCEABLE, THE TIME PERIOD SET FORTH IN SUCH COVENANT SHALL BE DEEMED TOLLED UPON THE INITIATION OF SUCH PROCEEDING UNTIL THE DISPUTE IS FINALLY RESOLVED AND ALL PERIODS OF APPEAL HAVE EXPIRED.

    10.  Miscellaneous.

         (a) Binding Effect. This Agreement shall be binding on the Company and any person or entity which succeeds to the interest of the Company (regardless of whether such succession occurs by operation of law, by reason of the sale of all or a portion of the Company's stock or assets or a merger, consolidation or reorganization involving the Company). This Agreement shall also inure to the benefit of the Executive's heirs, executors, administrators and legal representatives.

         (b) Assignment. Neither this Agreement nor any of the rights or obligations hereunder shall be assigned or delegated by either party hereto without the prior written consent of the other party.

         (c) Entire Agreement. This Agreement supersedes any and all prior agreements between the parties hereto, and constitutes the entire agreement between the parties hereto with respect to the matters referred to herein, and no other agreement, oral or otherwise, shall be binding between the parties unless it is in writing and signed by the party against whom enforcement is sought. There are no promises, representations, inducements or statements between the parties other than those that are expressly contained herein. THE EXECUTIVE ACKNOWLEDGES THAT HE IS ENTERING INTO THIS AGREEMENT OF HIS OWN FREE WILL AND ACCORD, AND WITH NO DURESS, THAT HE HAS READ THIS AGREEMENT AND THAT HE UNDERSTANDS IT AND ITS LEGAL CONSEQUENCES. No parol or other evidence may be admitted to alter, modify or construe this Agreement, which may be changed only by a writing signed by the parties hereto.

         (d) Severability; Reformation. In the event that one or more of the provisions of this Agreement shall become invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not be affected thereby. In the event any of Section 9(a),
(b), (c), (d) or (e) is not enforceable in accordance with its terms, the Executive and the Company agree that such Section, or such portion of such Section, shall be reformed to make it enforceable in a manner which provides the Company the maximum rights permitted under applicable law.

         (e) Waiver. Waiver by either party hereto of any breach or default by the other party of any of the terms of this Agreement shall not operate as a waiver of any other breach or default, whether similar to or different from the breach or default waived. No waiver of any provision of this Agreement shall be implied from any course of dealing between the parties hereto or from any failure by either party hereto to assert its or his rights hereunder on any occasion or series of occasions.

         (f) Notices. Any notice required or desired to be delivered under this Agreement shall be in writing and shall be delivered personally, by courier service, by registered mail, return receipt requested, or by telecopy and shall be effective upon dispatch to the party to whom such notice shall be directed, and shall be addressed as follows (or to such other address as the party entitled to notice shall hereafter designate in accordance with the terms hereof):

   If to the Company:    Universal Security Instruments, Inc.
                         7-A Gwynns Mill Court
                         Owings Mills, Maryland  21117
                         Fax (410) 363-2218
                         Attention:  Chairman of the Board

   If to the Executive:  Harvey B. Grossblatt
                         28 Westspring Way
                         Lutherville, Maryland 21093

         (g) Amendments. This Agreement may not be altered, modified or amended except by a written instrument signed by each of the parties hereto.

         (h) Headings. Headings to sections in this Agreement are for the convenience of the parties only and are not intended to be part of or to affect the meaning or interpretation hereof.






                                - 79 -
         (i) Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original but both of which together shall constitute one and the same Agreement.

         (j) Withholding. Any payments provided for herein shall be reduced by any amounts required to be withheld by the Company from time to time under applicable federal, state or local income or employment tax laws or similar statutes or other provisions of law then in effect.

         (k) Governing Law. This Agreement shall be governed by the laws of the State of Maryland, without reference to principles of conflicts or choice of law under which the law of any other jurisdiction would apply.

         (l) Context. Unless the context of this Agreement clearly requires otherwise, references to the plural include the singular, to the singular include the plural, to the part include the whole, and to the male gender shall also pertain to the female and neuter genders and vice versa. The term "including" is not limiting, and the term "or" has the inclusive meaning represented by the phrase "and/or". The words "hereof," "herein," "hereby", "hereto", "hereunder" and similar terms in this Agreement refer to this Agreement as a whole and not to any particular provision of this Agreement. Section and Exhibit and clause references are to this Agreement unless otherwise specified.


     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer and the Executive has hereunto set his hand as of the day and year first above written.


WITNESS:                     THE COMPANY:
                             UNIVERSAL SECURITY INSTRUMENTS, INC.


  /s/                        By:      /s/ Stephen Knepper
                                   Stephen Knepper
                                   Chairman of the Board


                             THE EXECUTIVE:


  /s/                                /s/ Harvey B. Grossblatt
                                  Harvey B. Grossblatt

                          EXHIBIT A

                        BONUS FORMULA

     For purposes of the Bonus calculation, the Company's "Pre-Tax Net Income" with respect to any fiscal year means the amount of net income before income taxes and before Bonus calculation reported by the Company in its annual audited consolidated financial statements with respect to such fiscal year.

     With respect to any fiscal year of the Company in which the Company has achieved at least $100,000 of Pre-Tax Net Income, the Executive shall be entitled to receive as a Bonus an amount equal to the aggregate of the percentages of such Pre-Tax Net Income specified below:


     On all portions of Pre-Tax Net Income up to
       and including $1 million                               5%

     On all portions of Pre-Tax Net Income from
       over $1 million up to and including $2 million         4%

     On all portions of Pre-Tax Net Income from
       over $2 million up to and including $3 million         3%

     On all portions of Pre-Tax Net Income over
       $3 million                                             1%

                            EXHIBIT B

                        CHANGE OF CONTROL


     For the purposes of this Agreement, a "Change of Control" means the occurrence of any one or more of the following events, provided that the Chief Executive Officer of the Company as of the date of this Agreement either exercises his/her rights under a Change of Control pursuant to his/her employment agreement with the Company, or consents to the exercise by the Executive:

   (i) The acquisition or attainment of "beneficial ownership" by a person or entity, including any "group", as such terms are defined under Section 13(d) of the Securities Exchange Act of 1934, including any of the equity owners of the Company as of the date hereof, of 50% or more (on a primary and not a fully diluted basis) of the outstanding common equity of the Company. *

   (ii) The sale or other disposition of all or substantially all of the assets of the Company in one transaction or a series of transactions (other than financing arrangements).

   (iii) A merger, consolidation or share exchange involving the Company and any other person or entity, including any of the equity owners as of the date hereof, in which the Company or one of its subsidiaries is not the surviving entity.

   (iv) Any other "business combination" (as defined in Section 3-601(e) of the Maryland General Corporation Law) involving the Company and any person or entity, including any of the equity owners as of the date hereof, whether or not such person or entity is an "interested stockholder" under that statute.

   (v) The deadlock of the Board with respect to the management of the Company's affairs that a majority vote for action by the Board cannot be obtained either within a reasonable time or, if shorter, for two consecutive Board meetings.

   (vi) The filing by the Company or any other party with the Securities and Exchange Commission ("SEC") of proxy materials with respect to the election to the Board of individuals other than those nominated by the Board and who, if elected, would constitute a majority of the Board.

   (vii) The filing by any party or group (other than the Executive or a group which includes the Executive) with the SEC of information disclosing the plan or proposal of such party or group to accomplish any of the following:

          1. The acquisition by such party or group of additional securities of the Company which, if accomplished, would result in the occurrence of the event(s) specified in paragraphs (i) or (ii), above;

          2. An extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving the Company or any of its subsidiaries;

          3. A sale or transfer of a material amount of assets of the Company or any of its subsidiaries (other than financing arrangements);

          4. Any change in the present Board or management of the Company, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the Board;

          5. Changes in the Company's charter, bylaws or instruments corresponding thereto or other actions which may impede or advance the acquisition of control of the Company by any person;

          6. Causing a class of securities of the Company to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system sponsored or maintained by a registered national securities association;

          7. A class of equity securities of the Company becoming eligible for termination of registration pursuant to
Section 12(g)(4) of the Securities Exchange Act of 1934, as amended; or

          8. Any action similar to any of those enumerated above.

* For purposes of this definition, the transfer in a single or series of transactions of 30% or more of the voting control of any equity owner of the Company shall be deemed to be a transfer of beneficial ownership of the common equity of the Company owned by such equity owner.










                                - 83-
EXHIBIT 23.1

           Consent of Independent Certified Public Accountants

We consent to the incorporation by reference in the Registration
Statement of Universal Security Instruments, Inc. and subsidiaries on Form S-8 (No. 333-81930 dated February 1, 2002) pertaining to the Non-Qualified Stock Option Plan as Amended, Registration
Statements on Form S-8 (No. 2-83323 dated May 4, 1983, No. 33-6953 dated July 2, 1986, No. 33-21226 dated April 13, 1988) pertaining to the Non-Qualified Stock Option Plan and in the Registration Statement on
Form S-8 (No. 33-21225 dated April 13, 1988) pertaining to the 1988 Employee Stock Purchase Plan, of our report dated May 31, 2002, included in the Annual Report of Universal Security Instruments, Inc. and subsidiaries on Form 10-K for the year ended March 31, 2002 filed with the Securities and Exchange Commission.






GRANT THORNTON LLP
Baltimore, Maryland
May 31, 2002

EXHIBIT 23.2

                     Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-81930 dated February 1, 2002) pertaining to the Non-Qualified Stock Option Plan as Amended, Registration Statements on Form S-8 (No. 2-83323 dated May 4, 1983, No. 33-6953 dated July 2, 1986, No. 33-21226 dated April 13, 1988) pertaining to the Non-Qualified Stock Option Plan and in the Registration Statement on
Form S-8 (No. 33-21225 dated April 13, 1988) pertaining to the 1988 Employee Stock Purchase Plan of our report dated June 14, 2002 with respect to the consolidated financial statements of The Joint Venture (Name withheld and filed separately with the Securities and Exchange Commission), included in the Annual Report (Form 10-K) of Universal Security Instruments, Inc. for the year ended March 31, 2002, filed with the Securities and Exchange Commission.




Ernst & Young
Hong Kong
June 25, 2002

Audited Financial Statements


THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

31 March 2002

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

CONTENTS


                                                            Pages


REPORT OF INDEPENDENT AUDITORS                                 88

AUDITED FINANCIAL STATEMENTS

     Consolidated profit and loss account                      89

     Consolidated balance sheet                             90-91

     Consolidated cash flow statement                          92

     Notes to consolidated financial statements            94-108

Report of Independent Auditors

To the board of directors
THE JOINT VENTURE ((NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
(Incorporated in Hong Kong with limited liability)

We have audited the accompanying consolidated balance sheets of THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION) (the "Company") and its subsidiaries as of 31 March 2002 and 2001, and the related consolidated profit and loss accounts and cash flows for each of the two years in the period ended 31 March 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of 31 March 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended 31 March 2002 in conformity with accounting principles generally accepted in Hong Kong.

Accounting principles generally accepted in Hong Kong vary in certain significant respects from accounting principles generally accepted in the United States of America. Application of generally accepted accounting principles in the United States of America would not have had a significant effect on the consolidated results of operations of the Company and its subsidiaries for each of the two years in the period ended 31 March 2002 and the financial position of the Company and its subsidiaries as of 31 March 2002 and 2001.

Ernst & Young
Hong Kong
14 June 2002

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
CONSOLIDATED PROFIT AND LOSS ACCOUNT
Years ended 31 March 2002 and 2001


                               Notes           2002          2001
                                                HK$           HK$


TURNOVER                           4    88,449,887    46,928,800

Cost of sales                          (59,632,260)  (36,811,248)

Gross profit                            28,817,627    10,117,552

Other revenue                      4     1,345,281     1,900,140
Administrative and
  operating expenses                   (11,864,956)  (11,341,896)

PROFIT FROM OPERATING ACTIVITIES   5    18,297,952       675,796

Finance costs                      6      (145,454)      (49,055)

PROFIT BEFORE TAX                       18,152,498       626,741

Tax                                7     1,036,461        (2,814)

NET PROFIT ATTRIBUTABLE TO
  SHAREHOLDERS                          19,188,959       623,927

Retained profits at beginning
  of year                               34,209,664    33,585,737


RETAINED PROFITS AVAILABLE
  FOR DISTRIBUTION                      53,398,623    34,209,664

Dividends                          8   (10,383,672)            -


RETAINED PROFITS AT END OF YEAR         43,014,951    34,209,664


Other than the net profit attributable to shareholders, the Group had no recognised gains or losses. Accordingly, a Consolidated Statement of Recognised Gains and Losses is not presented in the financial statements.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
CONSOLIDATED BALANCE SHEET
31 March 2002 and 2001

                               Notes           2002          2001
                                                HK$           HK$

ASSETS

Non-current assets:
Fixed assets	                    9     16,414,287    17,093,660
Long term investment              10              -             -
                                         16,414,287    17,093,660

Current assets:
Due from a shareholder             1      2,208,332     3,990,870
Inventories                       11     12,768,297     6,658,344
Trade receivables                         1,698,965             -
Prepayments, deposits and
  other receivables                         371,644       654,146
Pledged time deposit              12      1,676,441     1,631,932
Cash and cash equivalents         13     26,994,967    15,615,466
                                         45,718,646    28,550,758

TOTAL ASSETS                             62,132,933    45,644,418

EQUITY AND LIABILITIES

Current liabilities:
Loan from a related company        1              -        27,329
Due to a related company           1        900,000             -
Tax payable                               1,379,000     2,332,003
Other payables and accruals               1,447,572     2,479,027
Trade payables                           12,188,556     3,393,541
                                         15,915,128     8,231,900


Non-current liabilities:
Loans from shareholders           14      2,868,954     2,868,954
Deferred tax                      15        333,700       333,700
                                          3,202,654     3,202,654


TOTAL LIABILITIES - page 6               19,117,782     1,434,554

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
CONSOLIDATED BALANCE SHEET (continued)
31 March 2002 and 2001


                               Notes           2002          2001
                                                HK$           HK$


TOTAL LIABILITIES - page 5               19,117,782    11,434,554

Capital and reserve:
Issued capital                    16            200           200
Retained profits                         43,014,951    34,209,664
                                         43,015,151    34,209,864


TOTAL EQUITY AND LIABILITIES             62,132,933    45,644,418

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
CONSOLIDATED CASH FLOW STATEMENT
Years ended 31 March 2002 and 2001

                               Notes           2002          2001
                                                HK$           HK$

NET CASH INFLOW/(OUTFLOW)
  FROM OPERATING ACTIVITIES    17(a)    18,395,205      (534,489)

RETURNS ON INVESTMENTS AND
  SERVICING OF FINANCE
Interest received                          565,330     1,274,622
Interest paid                             (145,454)      (49,055)
Dividends paid                          (5,191,836)            -

Net cash inflow/(outflow)
  from returns on investments
  and servicing of finance              (4,771,960)    1,225,567

TAX
Hong Kong profits tax refunded              83,458       106,552

INVESTING ACTIVITIES
Purchases of fixed assets               (2,271,477)   (2,040,643)
Proceeds from disposal of
  fixed assets                              16,113         8,000
Increase in pledged time deposit           (44,509)      (61,893)
Net cash outflow from investing
  activities                            (2,299,873)   (2,094,536)

NET CASH INFLOW/(OUTFLOW)
  BEFORE FINANCING ACTIVITY             11,406,830    (1,296,906)

FINANCING ACTIVITY             17(b)
Repayment of loan from a
  related company                          (27,329)     (164,004)

Net cash outflow from
  financing activity                       (27,329)    (164,004)

INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS                  11,379,501    (1,460,910)

Cash and cash equivalents at
  beginning of year                     15,615,466    17,076,376

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
CONSOLIDATED CASH FLOW STATEMENT (continued)
Years ended 31 March 2002 and 2001


                               Notes           2002          2001
                                                HK$           HK$

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                        26,994,967    15,615,466


ANALYSIS OF THE BALANCES OF
  CASH AND CASH EQUIVALENTS
Cash and bank balances                  14,962,374     4,493,074
Time deposits with original
  maturity of less than
  three months when acquired            12,032,593    11,122,392

                                        26,994,967    15,615,466

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2002 and 2001


1.   CORPORATE INFORMATION

     The registered office of the Company is at (address withheld and filed separately with the SEC).

     The Company was incorporated under the laws of Hong Kong on 7 July 1989. It operates under a joint venture agreement entered into on 23 October 1989 between Universal Security Instruments, Inc. ("USI"), a company incorporated in the United States, and The Original Joint Venture Owner (name withheld and filed separately with the SEC), a company incorporated in Hong Kong. The Company is economically dependent on USI with which it transacts a significant portion of its business and the financial statements reflect the effect of these transactions that are conducted on bases determined between the parties.

     During the year, the following significant related party transactions were recorded:

                                               2002          2001
                               Notes            HK$           HK$

     Sales made to USI           (i)     37,952,734    29,777,716
     Purchases from USI          (i)      5,323,216     1,996,268
     Rentals paid to:
       An Affiliate of the
         Company (name
         withheld and filed
         separately with the
         SEC)                   (ii)        840,000       840,000
       A Director of the
         Company (name
         withheld and filed
         separately with the
         SEC)                   (ii)        240,000       240,000
     Management fee paid to
       An Affiliate of the
         Company (name
         withheld and filed
         separately with the
         SEC)                 (iii)      1,620,000     1,440,000

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2002 and 2001


1.   CORPORATE INFORMATION (continued)

     Management bonus paid
       to An Affiliate of the
         Company (name
         withheld and filed
         separately with the
         SEC)                   (iv)        900,000             -
     Interest income from USI    (v)        214,409       238,359
     Purchase of a fixed asset
       from An Affiliate of the
         Company (name
         withheld and filed
         separately with the
         SEC)                   (vi)              -       400,000


     Notes:

     (i) Sales and purchases were made according to published prices and conditions similar to those offered to other customers or by other suppliers of the Group.

     (ii) Rental expenses were charged for the office premises owned by An Affiliate of the Company (name withheld and filed separately with the SEC) and A Director of the Company (name withheld and filed separately with the SEC) in Hong Kong and the People's Republic of China (the "PRC") based on the prevailing market rate and area occupied by the Group.

     (iii) Management fee was charged at a monthly basis of HK$120,000 (2001: HK$120,000) and HK$180,000 (2001:
           HK$120,000) for the months from January to December 2001 and from January to March 2002, respectively, for the provision of management services rendered in planning, execution and operation of electronics manufacturing plant in the PRC.

     (iv) Management bonus was calculated at 10% on the portion of annual pre-tax profit in excess of HK$10 million.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2002 and 2001


1.   CORPORATE INFORMATION (continued)

     (v)   Interest income from USI was charged at 6% - 12%
           (2001: 12%) per annum of the overdue trading balance during the year.

     (vi) Fixed asset was purchased on negotiated price agreed between the Group and An Affiliate of the Company
           (name withheld and filed separately with the SEC).

     An Affiliate of the Company (name withheld and filed separately with the SEC) is a company of which A Director of the Company (name withheld and filed separately with the SEC) and A Director of the Company (name withheld and filed separately with the SEC), beneficial shareholders of The Original Joint Venture Owner (name withheld and filed separately with the SEC) and ex-directors of the Company, are also directors. The amount due to An Affiliate of the Company (name withheld and filed separately with the SEC) of HK$900,000 (2001: Nil) at 31 March 2002 is unsecured, interest-free and has no fixed terms of repayment. Loan from An Affiliate of the Company (name withheld and filed separately with the SEC) of HK$27,329 as at 31 March 2001 was unsecured, bearing interest at 0.49% per annum and was fully repaid during the year.

     An Affiliate of the Company (name withheld and filed separately with the SEC) is a company of which A Director of the Company (name withheld and filed separately with the SEC) and A Director of the Company (name withheld and filed separately with the SEC), beneficial shareholders of The Original Joint Venture Owner (name withheld and filed separately with the SEC) and ex-directors of the Company, are also directors.

     Except for the trading balance of HK$1,512,801 (2001:
     HK$2,930,354) with USI included as due from a shareholder of HK$2,208,332 (2001: HK$3,990,870) under current assets at 31
     March 2002 which is interest-bearing at 6% - 12% (2001: 12%) per annum, the remaining balance with USI is unsecured, interest-free, and has no fixed terms of repayment.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2002 and 2001


2.   IMPACT OF NEW STATEMENTS OF STANDARD ACCOUNTING PRACTICE
     ("SSAPS")

     The following recently-issued SSAPs are effective for the first time for the current year's consolidated financial statements:

	*SSAP 28:    "Provisions, contingent liabilities and
                  contingent assets"
     *SSAP 31:    "Impairment of assets"

     These SSAPs prescribe new accounting measurement and disclosure practices. The major effects on the Group's accounting policies and on the amounts disclosed in these financial statements of adopting these SSAPs are summarised as follows:

     SSAP 28 prescribes the recognition criteria and measurement bases to apply to provisions, contingent liabilities and contingent assets, together with the required disclosure in respect thereof.

     The revised SSAP requirements have not had a material effect on the amounts previously recorded in the financial statements; therefore, no prior adjustment has been required.

     SSAP 31 prescribes the recognition and measurement criteria for impairment of assets. The SSAP is required to be applied prospectively and therefore, has had no effect on amounts previously reported in prior year financial statements.


3.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

     Basis of presentation
     These financial statements have been prepared in accordance with Hong Kong Statements of Standard Accounting Practice and accounting principles generally accepted in Hong Kong.
     They have been prepared under the historical cost convention.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2002 and 2001


3.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES (continued)

     Basis of consolidation
     The consolidated financial statements include the financial statements of the Company and its subsidiaries for the years ended 31 March 2002 and 2001. The results of subsidiaries acquired or disposed of during the year are consolidated from or to their effective dates of acquisition or disposal, respectively. All significant intercompany transactions and balances within the Group are eliminated on consolidation.

     Subsidiaries
     A subsidiary is a company in which the Company, directly or indirectly, controls more than half of its voting power or issued share capital or controls the composition of its board of directors.

     The Company's interests in subsidiaries are stated at cost less any impairment losses.

     Long term investment
     Investment held on a long-term basis is stated at cost less any impairment loss.

     Related parties
     Parties are related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

     Impairment of assets
     An assessment is made at each balance sheet date of whether there is any indication of impairment of any asset, or whether there is any indication that an impairment loss previously recognised for an asset in prior years may no longer exist or may have decreased. If any such indication exists, the asset's recoverable amount is estimated. An asset's recoverable amount is calculated as the higher of the asset's value in use or its net selling price.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2002 and 2001


3.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES (continued)

     An impairment loss is recognised only if the carrying amount of an asset exceeds its recoverable amount. An impairment loss is charged to the profit and loss account in the period in which it arises, unless the asset is carried at a revalued amount, when the impairment loss is accounted for in accordance with the relevant accounting policy for that revalued asset.

     Fixed assets and depreciation
     Fixed assets are stated at cost less accumulated depreciation and any impairment losses. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Expenditure incurred after fixed assets have been put into operation, such as repairs and maintenance, is normally charged to the profit and loss account in the period in which it is incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the fixed asset, the expenditure is capitalised as an additional cost of that asset.

     Depreciation is calculated on the straight-line basis to write off the cost of each asset over its estimated useful life. The principal annual rates used for this purpose are as follows:

     Land held on medium term leases       Over the lease terms
     Buildings                             5%
     Leasehold improvements                20%
     Plant and machinery                   10%
     Furniture and fixtures                20%
     Motor vehicles                        20%
     Computer equipment and software       50%

     The gain or loss on disposal or retirement of a fixed asset recognised in the profit and loss account is the difference between the net sales proceeds and the carrying amount of the relevant asset.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2002 and 2001


3.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES (continued)

     Inventories
     Inventories are stated at the lower of cost and net realisable value. Cost is determined on the first-in, first-out basis and, in the case of work in progress and finished goods, comprises direct materials, direct labour and an appropriate proportion of overheads. Net realisable value is based on the estimated selling prices less any estimated costs to be incurred to completion and disposal.

     Cash equivalents
     For the purpose of the consolidated cash flow statement, cash equivalents represent short-term highly liquid investments which are readily convertible into known amounts of cash and which were within three months of maturity when acquired. For the purpose of balance sheet classification, cash equivalents represent assets similar in nature to cash that are not restricted as to use.

     Revenue recognition
     Revenue is recognised when it is probable that the economic benefits will flow to the Group and when the revenue can be measured reliably, on the following bases:

     (a) from the sales of goods, when the significant risks and rewards of ownership have been transferred to the buyer, provided that the Group maintains neither managerial involvement to the degree usually associated with ownership, nor effective control over the goods sold, net of discounts and returns;

     (b) rental income, on the straight-line basis over the lease term;

     (c)   management fee income, when the services are rendered;
           and

     (d) interest income, on a time proportion basis, taking into account the principal outstanding and the effective interest rate applicable.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2002 and 2001


3.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES (continued)

     Operating leases
     Leases where substantially all the rewards and risks of ownership of assets remain with the lessor are accounted for as operating leases. Where the Group is the lessor, assets leased by the Group under operating leases are included in non-current assets and rentals receivable under the operating leases are credited to the profit and loss account on the straight-line basis over the lease terms. Where the Group is the lessee, rentals payable under the operating leases are charged to the profit and loss account on the straight-line basis over the lease terms.

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


4.   REVENUE AND GAINS

     Turnover represents the invoiced value of goods sold, net of discounts and returns. An analysis of turnover, revenue and gains is as follows:

                                               2002          2001
                                                HK$           HK$

     Turnover
     Sale of goods                       88,449,887    46,928,800

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2002 and 2001


4.   REVENUE AND GAINS (continued)

     Other revenue
     Gross rental income                    316,400       325,200
     Management fee income                   19,890        84,177
	Interest income                        565,330     1,274,622
	Sundry income                          267,041       101,530
                                          1,168,661    1,785,529

     Gains
     Exchange gains, net                    176,620      114,611

                                          1,345,281    1,900,140


5.   PROFIT FROM OPERATING ACTIVITIES

     Profit from operating activities is arrived at after charging/(crediting):

                                              2002          2001
                                               HK$           HK$

     Depreciation                        2,934,708     2,860,969
     Less: Amount included in
       cost of sales                    (2,278,081)   (2,521,311)
                                           656,627       339,658

     Auditors' remuneration                168,000       168,000
     Staff costs:
        Wages and salaries               7,105,704     6,172,919
	   Provident fund                     148,629        48,190
                                         7,254,333     6,221,109
     Less:  Amount included in
       cost of sales                    (3,301,487)   (2,834,393)
                                         3,952,846     3,386,716
     Directors' remuneration                     -             -
     Minimum lease payments
       under operating leases
       in respect of land and
       buildings                         1,120,605     1,095,420
     Inventories written off                     -       701,919
	Gross and net rental income        (  316,400)   (  325,200)

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2002 and 2001


6.   FINANCE COSTS

                                               2002          2001
                                                HK$           HK$

     Interest on inward bills              101,991        25,358
     Interest to An Affiliate of the
         Company (name withheld and
         filed separately with the SEC)        667         4,000
     Others                                 42,796        19,697

     Total interests                       145,454        49,055


7.   TAX

     Hong Kong profits tax has been provided at the rate of 16%
     (2001: 16%) on the estimated assessable profits arising in Hong Kong during the year.

                                               2002          2001
                                                HK$           HK$

     Provision for the year              1,379,000         8,100
     Overprovision in prior years       (2,415,461)      (38,986)
     Provision for deferred
       tax - note 15                             -        33,700

     Tax charge/(credit) for
       the year                         (1,036,461)        2,814


8.   DIVIDENDS

                                               2002          2001
                                                HK$           HK$

     First interim - HK$4,680,000
       (2000: Nil) per ordinary
       share                             9,360,000             -
     Second interim - HK$511,836
       (2001: Nil) per ordinary
       share                             1,023,672             -

                                        10,383,672             -

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2002 and 2001


9.   FIXED ASSETS

                                                      Computer
                                                       equip-
   Leasehold Leasehold            Furniture               ment
    land and  improve- Plant and        and     Motor      and
   buildings     ments machinery   fixtures  vehicles software    Total
         HK$       HK$       HK$        HK$       HK$      HK$      HK$


Cost:
 At beginning of year:
  15,814,592 7,304,612 30,320,162 3,324,522 1,577,130       - 58,341,018
 Additions:
           -   515,568    824,260   258,327         - 673,322  2,271,477
 Disposals:
           -   (30,187)   (16,000) (91,582)         -       -   (137,769)
 At 31 March 2002:
 15,814,592 7,789,993 31,128,422 3,491,267 1,577,130 673,322 60,474,726

Accumulated appreciation:
 At beginning of year:
   5,467,366 6,742,117 25,839,001 2,759,244   439,630      - 41,247,358
 Provided during the year:
     729,402   234,763 1,313,916    189,391   280,925 186,311 44,060,439

Net book value:
 At 31 March 2002:
   9,617,824   843,300 3,988,887    620,690   856,575 487,011 16,414,287
 At 31 March 2002:
 10,347,226    562,495 4,481,161    565,278 1,137,500       - 17,093,660

     The leasehold land and buildings are situated in the PRC under medium-term leases.


10.  LONG TERM INVESTMENT

                                               2002          2001
                                                HK$           HK$

     Unlisted investment, at cost        9,305,588     9,305,588
     Amount due from the investee
       company                           1,158,675     1,158,675
                                        10,464,263    10,464,263

     Less:  Provision for impairment    (9,305,588)   (9,305,588)
            Provision against an
              amount due from the
              investee company          (1,158,675)   (1,158,675)
                                                 -             -

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2002 and 2001


10.  LONG TERM INVESTMENT (continued)

     Particulars of the investee company are as follows:

                                                         Percentage
                            Country of  Nominal value     of equity
                          registration  of registered  attributable  Principal
Name                     and operation        capital  to the Group   activity
                                                       2002    2001

An Affiliate of the
  Company (name
  withheld and filed
  separately with
  the SEC)                     The PRC   US$4,000,000    30      30    Dormant

     The Group does not have significant influence on the financial and operating policy decisions of the investee company and, accordingly, the investment is classified as long-term investment. The amount due from the investee company is unsecured, interest-free and has no fixed terms of repayment.


11.  INVENTORIES

                                               2002         2001
                                                HK$          HK$

     Raw materials                        8,615,554    3,721,912
     Work in progress                     1,779,372      830,782
     Finished goods                       2,373,371    2,105,650

                                         12,768,297    6,658,344

12.  BANKING FACILITIES

     Time deposit of HK$1,676,441 (2001: HK$1,631,932) is pledged to a bank for credit facilities of HK$3,329,000 (2001:
     HK$3,329,000) granted to the Company. Last year's banking facilities of the Company were also secured by a personal guarantee of A Director of the Company (name withheld and filed separately with the SEC) a beneficial shareholder of The Original Joint Venture Owner (name withheld and filed separately with the SEC) Limited and an ex-director of the Company, which was released during the year. The facilities were not utilised at the balance sheet date.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2002 and 2001


13.  CASH AND CASH EQUIVALENTS

                                               2002         2001
                                                HK$          HK$

     Cash and bank balances              14,962,374    4,493,074
     Time deposits                       12,032,593   11,122,392
                                         26,994,967   15,615,466

14.  LOANS FROM SHAREHOLDERS

                                               2002         2001
                                                HK$          HK$

     USI                                  1,434,477    1,434,477
     The Original Joint Venture Owner
       (name withheld and filed
       separately with the SEC)           1,434,477    1,434,477

                                          2,868,954    2,868,954

     The loans are unsecured, interest-free and repayable on demand by the respective shareholders with the consent of the other. The directors of the Company consider that these liabilities to be non-current.


15.  DEFERRED TAX

                                               2002         2001
                                                HK$          HK$

     Balance at beginning of year           333,700      300,000
     Charge for the year - note 7                 -       33,700

     Balance at end of year                 333,700      333,700

     The principal component of deferred tax liability calculated at 16% (2001: 16%) of the cumulative timing differences comprises accelerated depreciation allowances at the balance sheet date.

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2002 and 2001


16.  SHARE CAPITAL

                                                    Company
                                               2002         2001
                                                HK$          HK$

     Authorised:
       100 ordinary shares of HK$100 each    10,000       10,000

     Issued and fully paid:
	  2 ordinary shares of HK$100 each         200          200


17.  NOTES TO THE CONSOLIDATED CASH FLOW STATEMENT

     (a) Reconciliation of profit from operating activities to net cash inflow/(outflow) from operating activities:

                                                2002      2001
                                                 HK$          HK$

     Profit from operating activities     18,297,952     675,796
	Interest income                        (565,330) (1,274,622)
     Depreciation                          2,934,708   2,860,969
     Loss on disposal of fixed assets             29       5,992
     Increase in amount due from a
       shareholder                        (3,409,298) (2,329,234)
     Increase in inventories              (6,109,953) (1,160,219)
     Increase in trade receivables        (1,698,965)          -
     Decrease/(increase) in prepayments,
       deposits and other receivables        282,502    (417,894)
     Increase in amount due to a
       related company                       900,000           -
     Decrease in other payables and
       accruals                           (1,031,455)   (379,502)
     Increase in trade payables            8,795,015   1,484,225

     Net cash inflow/(outflow) from
       operating activities               18,395,205    (534,489)

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2002 and 2001


17.  NOTES TO THE CONSOLIDATED CASH FLOW STATEMENT (continued)

     (b)  Analysis of changes in financing during the year

                                                      Loan from a
                                                  related company
                                                              HK$

     Balance at 1 April 2000                             191,333
     Repayment                                          (164,004)

     Balance at 31 March 2001 and 1 April 2001            27,329
     Repayment                                           (27,329)

     Balance at 31 March 2002                                  -


    (c) Major non-cash transactions

        During the year, interim dividends of HK$5,191,836 were settled through the current account with a shareholder.


18.  COMMITMENTS

                                               2002         2001
                                                HK$          HK$

     Capital commitments contracted for     162,000            -


19.  RECONCILIATION TO ACCOUNTING PRINCIPLES GENERALLY ACCEPTED
     IN THE UNITED STATES OF AMERICA

     The financial statements have been prepared in accordance with accounting principles generally accepted in Hong Kong, which differ in certain significant respects from accounting principles generally accepted in the United States of America. However, the application of generally accepted accounting principles in the United States of America would not have a significant effect on either the operation results of the Group for each of the two years in the period ended 31 March 2002 or the financial position of the Group as of 31 March 2001 and 2002.