Form 10-Q
period 2002-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2002-08-14
CIK 102109

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the Quarter ended June 30, 2002

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

                      YES   X      NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Date                   Class              Shares Outstanding
August 14, 2002  Common Stock, $.01 par value       1,059,842
      UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

                              INDEX

Part  I - FINANCIAL INFORMATION (UNAUDITED)

          Item l.  Financial Statements

          Consolidated balance sheets at June 30, 2002 and March
          31, 2002

          Consolidated statements of operations for the three months ended June 30, 2002 and 2001

          Consolidated statements of cash flows for the three months ended June 30, 2002 and 2001

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




ASSETS

                                    June 30, 2002  March 31, 2002

CURRENT ASSETS
  Cash                               $   75,927      $    19,383
  Accounts receivable:
    Trade (less allowance for
      doubtful accounts of $0
      and $68,358 at June 30 and
      March 31, 2002, respectively)     510,838          193,488
    Officers and employees               17,369            1,115

                                        528,207          194,603

  Inventory                           1,641,694        1,557,994

  Prepaid expenses                      112,058          109,238

TOTAL CURRENT ASSETS                  2,357,886        1,881,218

INVESTMENT IN JOINT VENTURE           3,166,914        2,990,067

PROPERTY, PLANT AND EQUIPMENT - NET     296,159          301,082

OTHER ASSETS                              8,294           10,095

TOTAL ASSETS                         $5,829,253       $5,182,462


See notes to consolidated financial statements.









                              - 3 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)




LIABILITIES AND SHAREHOLDERS' EQUITY

                                   June 30, 2002   March 31, 2002

CURRENT LIABILITIES
  Amount due factor                $         -       $   216,959
  Accounts payable                   1,022,815           787,492
  Accrued liabilities                  479,172           451,092
  Current maturities of capital
    lease obligations                   15,730            15,730

TOTAL CURRENT LIABILITIES            1,517,717         1,471,273

LONG-TERM CAPITAL LEASE OBLIGATIONS     26,123            29,916

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value
    per share; authorized
    20,000,000 shares; issued
    1,019,770 shares at June 30,
    2002 and 1,009,770 shares at
    March 31, 2002                      10,198            10,098
  Additional paid-in capital        10,675,779        10,648,679
  Accumulated deficit               (6,400,564)       (6,977,504)

TOTAL SHAREHOLDERS' EQUITY           4,285,413         3,681,273

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY               $ 5,829,253       $ 5,182,462


See notes to consolidated financial statements.








                              - 4 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                      For the Three Months Ended
                                     June 30, 2002  June 30, 2001

Net sales                              $3,750,926     $2,255,130

Cost of goods sold                      2,667,701      1,702,848

GROSS PROFIT                            1,083,225        552,282

Research and development expense           60,400         49,099

Selling, general and administrative
  expense                                 949,214        631,726

Operating income (loss)                    73,611       (128,543)

Other (expense):
  Interest expense                        (36,937)       (59,384)

INCOME (LOSS) BEFORE EQUITY
IN EARNINGS OF JOINT VENTURE               36,674       (187,927)

Equity in earnings of joint venture       540,266        250,286

NET INCOME                             $  576,940     $   62,359

Per common share amounts:
  Basic                                $      .57     $      .07
  Diluted                              $      .55     $      .07

Weighted average number of common
  shares outstanding
    Basic                               1,014,770        912,270
    Diluted                             1,057,976        926,333


See notes to consolidated financial statements.






                              - 5 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                           For the Three Months Ended
                                          June 30, 2002  June 30, 2001

OPERATING ACTIVITIES
  Net earnings                               $ 576,940      $  62,359
  Adjustments to reconcile net income
    to net cash (used in) operating
    activities:
      Depreciation and amortization              9,088         11,018
      Equity in the earnings of joint
        venture                               (540,266)      (250,286)
      Changes in operating assets and
        liabilities:
          (Increase) in accounts
            receivable                        (333,604)      (424,169)
          (Increase) decrease in inven-
            tories and prepaid expenses        (86,520)       316,078
          Decrease in other assets               1,800              -
          Increase in accounts payable
            and accrued expenses               290,603        219,374
          Decrease in amount due factor       (216,959)             -

NET CASH USED IN OPERATING ACTIVITIES         (298,918)       (65,626)

INVESTING ACTIVITIES
  Distribution by Joint Venture                363,420              -
  Purchase of property, plant and
    equipment                                   (4,165)             -

NET CASH PROVIDED BY INVESTING ACTIVITIES      359,255              -

FINANCING ACTIVITIES
  Net (repayment) borrowings of
    short-term debt                                  -         58,074
  Payments on long-term obligations             (3,793)        (3,793)

NET CASH PROVIDED BY FINANCING ACTIVITIES       (3,793)        54,281

INCREASE (DECREASE) IN CASH                     56,544        (11,345)

Cash at beginning of period                     19,383         34,642

CASH AT END OF PERIOD                        $  75,927      $  23,297

Supplemental information:
  Interest paid                              $  36,674      $  59,384
  Income taxes paid                                  -              -

Non-cash financing activities:
  Issuance of 10,000 shares of common
    stock in satisfaction of amounts
    payable                                  $  27,200      $       -

See notes to consolidated financial statements.


                                 - 6 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Statement of Management - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the Company's March 31, 2002 audited financials statements filed with the Securities and Exchange Commission on Form 10-K. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.


Income Taxes - No income tax expense has been provided for the quarter ended June 30, 2002 as a result of the carryforward of prior years' operating losses.

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong joint venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. The following represents summarized balance sheet and income statement information of the Hong Kong joint venture for the quarters ended June 30, 2002 and 2001:

                                     2002                2001
      Net sales                   $5,924,469          $2,633,365
      Gross profit                 1,996,960             890,500
      Net income                   1,380,526             500,573
      Total current assets         6,829,366           3,808,828
      Total assets                 9,104,579           6,016,121
      Total liabilities            2,556,300             939,563

During the three months ended June 30, 2002 and 2001, the Company purchased $1,283,757 and $1,054,923 of products from the Hong
Kong Joint Venture. The Company has reduced its equity in earnings of the Joint Venture to reflect certain adjustments required by US GAAP.




                              - 7 -
Net Income Per Common Share - Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company's average stock price.

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three month periods ended June 30, 2002 and 2001 is as follows:

                                      Three months ended June 30,
                                          2002           2001

Common shares outstanding for
  basic EPS                             1,014,770        912,270
Shares issued upon the exercise
  of outstanding stock options             43,206         14,063

Weighted average number of common
  and common equivalent shares
  outstanding                           1,057,976        926,333
























                              - 8 -
Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Three Months Ended June 30, 2002 Compared to
Three Months Ended June 30, 2001

Sales - Net sales for the three months ended June 30, 2002 were $3,750,926 compared to $2,255,130 for the comparable three months in the prior fiscal year, an increase of $1,495,796. Net sales of security products increased by $1,322,381 as compared to the quarter ended June 30, 2001. Net sales of other products increased by $173,415, as compared to the quarter ended June 30, 2001. The primary reason for the increase in security sales was higher smoke alarm sales. The major reason for higher other products sales was higher private label sales.

Gross Profit - The gross profit margins increased 18%, to 29% of sales for the quarter ended June 30, 2002 from 24% for the corresponding quarter last year. The increase resulted from a higher concentration of USI ELECTRIC sales and increased productivity and efficiency.

Expenses - Research, selling, general and administrative expenses increased by $328,729 from the comparable three months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 27% for the three months ended June 30, 2002 and 30% for the same period in the last fiscal year. The increase in selling, general and administrative expenses was mainly due to higher commission and freight costs associated with the Company's higher sales.

Interest Expense and Income - The Company's interest expense, net of interest income, decreased from $59,384 for the quarter ended June 30, 2001 to $36,674 for the quarter ended June 30, 2002. The lower interest expenses resulted from lower levels of borrowing and lower rates.

Net Income - The Company reported a net profit of $576,940 for the quarter ended June 30, 2002 compared to net profit of $62,359 for the corresponding quarter of the prior fiscal year. The primary reasons for the increase in profit was higher Joint Venture earnings and higher sales.




                              - 9 -
Financial Condition and Liquidity - Cash needs of the Company are currently met by funds generated from operations and the Company's Factoring Agreement which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum amount available under the Factoring Agreement is currently $7,500,000. However, based on specified percentages of the Company's accounts receivable and inventory and letter of credit commitments, at June 30, 2002, the Company had $311,000 available under the Factoring Agreement, of which $0 had been utilized in short-term borrowings as of June 30, 2002. The outstanding principal balance due under the Factoring Agreement is payable upon demand. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to 1-1/4% in excess of the prime rate of interest charged by the Company's lender, which was 6-1/4% at June 30, 2002. The borrowings are collateralized by all the Company's accounts receivable, inventory and a 1.5 acre parcel of land which is adjacent to the Company's prior headquarters.

Operating activities used cash of $298,918 for the quarter ended June 30, 2002. This was primarily due to an increase in accounts receivable of $333,604 and equity in the earnings from the Company's Joint Venture, that were offset by an increase in accounts payable and accrued expenses of $263,403, a decrease in inventories and prepaid expenses of $86,520. For the same period last year, operating activities used cash of $65,626.

Investing activities used cash of $359,255 in the current quarter and no cash in the prior quarter. The primary reason was a distribution from the Company's Joint Venture.

Financing activities used cash of $3,793. For the same period last year, financing activities provided cash of $54,281.

The Company believes that funds available under the Factoring Agreement and its working capital provide it with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months.

Hong Kong Joint Venture - Net sales of the joint venture for the three months ended June 30, 2002 were $5,924,469 compared to $2,633,365 for the comparable three months in the prior fiscal year. The increase in sales was primarily due to increased sales of smoke alarms to non related customers.



                               - 10 -
Net income was $1,380,526 for the quarter ended June 30, 2002 compared to $500,573 in the comparable quarter last year. The increase in net income resulted from higher sales to non-related customers.

Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During the quarter ended June 30, 2002, working capital increased by $471,064 from $3,844,654 on March 31, 2002 to $4,315,718 on June 30, 2002. During the
quarter ended June 30, 2001, working capital increased by $344,722 from $2,567,591 on March 31, 2001 to $2,912,313 on June
30, 2001.


Item 3.

Quantitative and Qualitative Disclosures About Market Risk - No material changes have occurred in the quantitative and qualitative market risk disclosures of the Company as presented in the Company's Annual Report Form 10-K for the year ended March
31, 2002.


PART II

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.

3.1 Articles of Incorporation, as amended (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 0-7885)

3.2 Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002, File No. 0-7885)

10.1 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, File No.
     0-7885)


                               - 11 -
10.2 Hong Kong Joint Venture Agreement, as amended (confidential treatment of Name requested and filed separately with the Commission) (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994, and Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 0-7885)

10.3 Amended Factoring Agreement with CIT Group (successor to
     Congress Talcott, Inc.) dated November 14, 1999
     (incorporated by reference to Exhibit 10.3 to the Company's
     Annual Report on Form 10-K for the year ended March 31,
     2002, File No. 0-7885)

10.4 Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to
     Exhibit 10.19 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 0-7885)

10.5 Employment Agreement dated April 1, 2002 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002, File No. 0-7885)

99.1 Certification Required Pursuant to Section 906 of the
     Sarbanes-Oxley Act of 2002

99.2 August 6, 2002 Letter to Stockholders and Press Release


(b)  Reports on Form 8-K

     None












                               - 12 -
UNIVERSAL SECURITY INSTRUMENTS, INC.
SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             UNIVERSAL SECURITY INSTRUMENTS, INC.



Dated:    August 14, 2002    /s/Harvey Grossblatt
                             HARVEY GROSSBLATT
                             President, Chief Accounting Officer



























                               - 13 -
UNIVERSAL SECURITY INSTRUMENTS, INC.
SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             UNIVERSAL SECURITY INSTRUMENTS, INC.



Dated:    August 14, 2002
                             HARVEY GROSSBLATT
                             President, Chief Accounting Officer





















smb
2002 JUNE 10-Q




                              - 13 -

                                                     Exhibit 99.1

                    CERTIFICATION PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Universal Security Instruments, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the "Report"), the undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of
         section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in this Form 10-Q fairly presents, in all material respects, the financial condition and result of the Company as of, and for, the periods reflected therein.


Date: August 14, 2002             /s/ Stephen C. Knepper
                                   Stephen C. Knepper
                                   Chairman,
                                   Chief Executive Officer


                                 /s/ Harvey B. Grossblatt
                                   Harvey B. Grossblatt
                                   President,
                                   Chief Financial Officer















                              - 14 -
                                                     Exhibit 99.1

                    CERTIFICATION PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Universal Security Instruments, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the "Report"), the undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of
         section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in this Form 10-Q fairly presents, in all material respects, the financial condition and result of the Company as of, and for, the periods reflected therein.


Date: August 14, 2002              ______________________________
                                   Stephen C. Knepper
                                   Chairman,
                                   Chief Executive Officer


                                   ______________________________
                                   Harvey B. Grossblatt
                                   President,
                                   Chief Financial Officer















                              - 14 -
                                               Exhibit 99.2



  August 6, 2002

  Dear Partners/Shareholders:

  We are extremely pleased to share with you the enclosed results for our first quarter ended June 30, 2002. During the period, the Universal Security team worked hard to execute our strategic plan. This concerted effort has helped us achieve one of the best quarters in our company's history.

  Our sales rose 66% to $3,750,926 versus $2,255,130 a year ago. Earnings surged to $576,940 or $0.57 per basic share
  ($0.55 per diluted share), versus last year's $62,359 or $0.07 per basic and diluted share.

  Simply stated, these results are a direct reflection of the strategy I outlined in my last letter to you on June 17. At that time, I shared with you the commitment of your new management team to:

     * Add new customers
     * Increase market share
     * Accelerate the development and introduction of new products

  In following through on that commitment, we have exceeded expectations and set a new standard for performance at Universal. Our focus on the $450 million worldwide smoke alarm business has produced strong results, and we will continue to do all we can do to make the most of our momentum in the marketplace. We continue to experience strong performance internationally, thanks in large part to efforts with our joint venture partner that have helped generate gains across Europe and elsewhere.

  Looking ahead, I am pleased to let you know that on Sunday, August 11, we will proudly debut Universal's new carbon monoxide alarm line to the retail trade at the National Hardware Show held in Chicago, Ill. Our entire management team will be on hand for this exciting introduction of what we believe will be a very important product opportunity for us going forward.

                                 - 15 -
  In this time of economic and corporate turbulence, I would like you to know that your new management team is very cognizant that by investing in our Company, you have entrusted us with your hard-earned assets. As I have written to you before, we are totally committed to our partners/shareholders to produce consistently better results and improved shareholder value. We are very much looking forward to continuing this trend in our second quarter ending September 30.

  As always, should you have any questions, please do not hesitate to contact me at any time.

  Respectfully,


   /s/Stephen C. Knepper
  Stephen C. Knepper
  Chairman




  Statements contained in this document that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Although UNIVERSAL SECURITY INSTRUMENTS, INC. believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projections.




  7-A GWYNNS MILL COURT * OWINGS MILLS, MARYLAND 21117-3586
                            * U.S.A.
         TELEPHONE DIRECT DIAL: (410) 363-3000, EXTENSION 235
                        * FAX: (410) 363-2218
                 E-MAIL: stevek@universalsecurity.com
             Visit Us on the Web! www.universalsecurity.com






                                 - 16 -
                                                Exhibit 99.2

            For Immediate Release
            Contact:  Harvey Grossblatt
            Universal Security Instruments, Inc./ 410-363-3000 or
            Don Hunt, Ryan McGrath (mail@lambert-edwards.com)
            Lambert, Edwards & Associates, Inc. / 616-233-0500

             Universal Security Instruments Posts Sharply
                       Higher Sales & Earnings
    Sales Grow 66%; Earnings Rise to $0.57 Per Share Vs. $0.07

  OWINGS MILLS, MD, August 6, 2002 - Powered by continuing market-share gains and strong performance by its Hong Kong joint venture, Universal Security Instruments, Inc. (OTC-BB:
  USEC) today announced significantly higher sales and earnings for its first quarter ended June 30, 2002.

  The Owings Mills, Md.-based designer and marketer of safety and security equipment posted net earnings of $576,940, or $0.57 per basic share ($0.55 per diluted share), on net sales of $3,750,926, compared with net earnings of $62,359, or $0.07 per basic and diluted share, on net sales of $2,255,130 for last year's first quarter.

  "Our first-quarter results were among the best in our history and reflect our success in gaining market share in both the retail and wholesale markets, as well as our ability to increase our operating efficiency and leverage our Hong Kong joint venture," said Steve Knepper, chairman of the board and chief executive officer of Universal Security Instruments. "New customer orders were very strong during the period. We also continue to experience excellent performance internationally, thanks in large part to efforts with our joint venture partner which have helped generate gains across Europe and elsewhere."

  Knepper added that Universal's gross margins increased 18%, from 24% to 29% of sales, reflecting increased productivity and efficiency across the Company.

  "Moving forward, we are very enthusiastic about our new line of carbon monoxide alarms debuting this week at the National Hardware Show in Chicago. We believe this line will be an important contributor as we continue to focus on our core strategy of building market share and accelerating the development and introduction of new products," he said.

                                 - 17 -
  Statements contained in this document that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Although UNIVERSAL SECURITY INSTRUMENTS, INC. believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projections.




  7-A GWYNNS MILL COURT * OWINGS MILLS, MARYLAND 21117-3586
                            * U.S.A.
         TELEPHONE DIRECT DIAL: (410) 363-3000, EXTENSION 235
                        * FAX: (410) 363-2218
                 E-MAIL: stevek@universalsecurity.com
             Visit Us on the Web! www.universalsecurity.com




























                                 - 18 -
                                 (2)

                UNIVERSAL SECURITY INSTRUMENTS, INC.
                  CONSOLIDATED STATEMENT OF INCOME

                             (UNAUDITED)


                                First Quarter Ended June 30,
                                    2002            2000

  Sales                         $ 3,750,926       $2,255,130

  Net income*                       576,940           62,359

  Income per share
              Basic                     .57              .07
              Diluted                   .55              .07


  Weighted average number of
    common shares outstanding
              Basic               1,014,770          912,270
              Diluted             1,057,976          926,333








  *Due to the tax benefit carryforward of prior years' operating losses, no tax liability was incurred.












                                - 19 -