Form 10-Q
period 2002-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2002-11-14
CIK 102109

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the Quarter ended September 30, 2002

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

                        YES      X        NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Date                     Class                Shares Outstanding
November 13, 2002    Common Stock, $.01 par value       1,119,232
         UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES



                                 INDEX



Part  I -  FINANCIAL INFORMATION

           Item l.  FINANCIAL STATEMENTS (unaudited)

           Consolidated balance sheets at September 30, 2002 and March 31, 2002

           Consolidated statements of operations for the six months ended September 30, 2002 and 2001 and three months ended September 30, 2002 and 2001

           Consolidated statements of cash flows for the six months ended September 30, 2002 and 2001

           Notes to consolidated financial statements

           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK

           Item 4.  CONTROLS AND PROCEDURES


Part II -  OTHER INFORMATION

           Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

           Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                      SIGNATURE

                      CERTIFICATIONS





                                 - 2 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

PART I

Item 1. FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
(unaudited)


ASSETS

                                    Sept 30, 2002  March 31, 2002

CURRENT ASSETS
  Cash                               $  145,586      $   19,383
  Accounts receivable:
    Trade (less allowance for
      doubtful accounts of $0
      and $68,358 at September
      30 and March 31, 2002,
      respectively)                     787,252         193,488
    Employees                            19,687           1,115

                                        806,939         194,603

  Inventory                           2,173,509       1,557,994

  Prepaid expenses                      107,093         109,238

TOTAL CURRENT ASSETS                  3,233,127       1,881,218

INVESTMENT IN JOINT VENTURE           3,333,632       2,990,067

PROPERTY, PLANT AND EQUIPMENT - NET     285,784         301,082

OTHER ASSETS                              8,294          10,095

TOTAL ASSETS                         $6,860,837      $5,182,462


See notes to consolidated financial statements.




                                 - 3 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY

                                       Sept 30, 2002   March 31, 2002

CURRENT LIABILITIES
  Amount due factor                     $         -      $   216,959
  Accounts payable                        1,075,165          787,492
  Accrued liabilities                       533,071          451,092
  Current maturities of capital
    lease obligations                        15,730           15,730

TOTAL CURRENT LIABILITIES                 1,623,966        1,471,273

LONG-TERM CAPITAL LEASE OBLIGATIONS          22,330           29,916

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value
    per share; authorized
    20,000,000 shares; issued
    1,088,732 shares at September 30,
    2002 and 1,009,770 shares at
    March 31, 2002                           10,887           10,098
  Additional paid-in capital             10,974,089       10,648,679
  Accumulated deficit                    (5,770,435)      (6,977,504)

TOTAL SHAREHOLDERS' EQUITY                5,214,541        3,681,273

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                    $ 6,860,837      $ 5,182,462


See notes to consolidated financial statements.




                                 - 4 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)



                                            For the Six Months Ended
                                          Sept 30, 2002  Sept 30, 2001

Net sales                                   $7,842,198     $4,908,612

Cost of goods sold                           5,472,826      3,607,746

GROSS PROFIT                                 2,369,372      1,300,866

Research and development expense               132,981        104,913

Selling, general and
  administrative expense                     1,903,720      1,364,067

Operating income (loss)                        332,671       (168,114)

Other income (expense):
  Interest expense                             (73,269)      (120,270)
  Other                                            750              -

                                               (72,519)      (120,270)

INCOME (LOSS) BEFORE
EARNINGS OF JOINT VENTURE                      260,152       (288,384)

Earnings from joint venture:
  Equity in earnings of joint venture        1,052,130        374,286
  Cost allocatable to joint venture           (105,213)             -

NET INCOME                                  $1,207,069     $   85,902


Per common share amounts:
  Basic                                           1.17            .09
  Diluted                                         1.09            .09

Weighted average number of common
  shares outstanding
    Basic                                    1,034,488        912,270
    Diluted                                  1,105,055        925,187


See notes to consolidated financial statements.


                                 - 5 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                           For the Three Months Ended
                                          Sept 30, 2002  Sept 30, 2001

Net sales                                   $4,091,272     $2,653,482

Cost of goods sold                           2,805,125      1,904,898

GROSS PROFIT                                 1,286,147        748,584

Research and development expense                72,581         55,814

Selling, general and
  administrative expense                       954,505        732,341

Operating income (loss)                        259,061        (39,571)

Other income (expense):
  Interest expense                             (36,332)       (60,886)
  Other                                            750

                                               (35,582)       (60,886)

INCOME (LOSS) BEFORE EQUITY
IN EARNINGS OF JOINT VENTURE                   223,479       (100,457)

Equity in earnings of joint venture            406,650        124,000

NET INCOME                                  $  630,129     $   23,543



Per common share amounts:
  Basic                                            .60            .03
  Diluted                                          .55            .03

Weighted average number of common
  shares outstanding
    Basic                                    1,054,205        912,270
    Diluted                                  1,152,001        926,041


See notes to consolidated financial statements.



                                 - 6 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                     For the Six Months Ended
                                                   Sept 30, 2002 Sept 30, 2001
OPERATING ACTIVITIES
  Net income                                         $1,207,069   $    85,902
  Adjustments to reconcile net income
    to net cash (used in) operating activities:
      Depreciation and amortization                      19,463        20,390
      Stock issued to directors in lieu of fees          30,000             0
      Earnings of joint venture                        (946,917)     (374,286)
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable              (612,336)   (1,238,015)
        (Increase) decrease in inventories and
          prepaid expenses                             (613,373)      749,151
        Decrease in other assets                          1,801
        Increase (decrease) in accounts payable
          and accrued expenses                          303,640      (183,606)
        Decrease in amount due factor                  (216,959)           15

NET CASH (USED IN) OPERATING ACTIVITIES                (827,612)     (940,449)

INVESTING ACTIVITIES
  Distribution by joint venture                         708,566       600,000
  Purchase of property, plant and equipment              (4,165)

NET CASH PROVIDED BY INVESTING ACTIVITIES               704,401       600,000

FINANCING ACTIVITIES
  Issuance of common stock from exercise of
    employee stock options                                7,000
  Issuance of common stock                              250,000
  Net borrowings of short-term debt                           -       331,986
  Payments on long-term obligations                      (7,586)       (7,586)

NET CASH PROVIDED BY FINANCING ACTIVITIES               249,414       324,400

INCREASE (DECREASE) IN CASH                             126,203       (16,049)

Cash at beginning of period                              19,383        34,642

CASH AT END OF PERIOD                               $   145,586    $   18,593

Supplemental information:
  Interest paid                                     $    73,269    $  120,270
  Income taxes paid                                           -             -

Non-cash financing activities:
  Issuance of 13,488 shares of common stock
    in satisfaction of amounts payable                   39,200             -
  Issuance of 6,974 shares of common stock
    as directors' fees                              $    30,000    $        -

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

Income Taxes - No income tax expense has been provided for the three and six month periods ended September 30, 2002 as a result of the carryforward of prior years' operating losses.

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong Joint Venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of smoke and carbon monoxide alarms. The following represents unaudited summarized income statement information of the Hong Kong Joint Venture for the six months ended September 30, 2002 and 2001:

                                     2002            2001
      Net sales                  $11,728,014      $5,010,988
      Gross profit                 3,951,259       1,505,815
      Net income                   2,692,827         748,572
      Total current assets         7,544,756       3,872,322
      Total assets                 9,949,935       6,029,363
      Total liabilities            2,751,807       1,599,858





                              - 8 -
During the six month periods ended September 30, 2002 and 2001, the Company purchased products for resale from the Hong Kong Joint Venture of approximately $3,615,994 and $2,390,000, respectively. At September 30, 2002 and 2001, the Company had amounts payable to the Hong Kong Joint Venture of $458,575 and $322,734, respectively. On August 21, 2001, the Company agreed to amend the Joint Venture Agreement. As part of this amendment, the Hong Kong Joint Venture agreed to declare a dividend of $1,200,000, of which the $600,000 due to the Company was applied to settle amounts due by the Company to the Hong Kong Joint Venture. The Company has reduced its equity in earnings of the Joint Venture to reflect primarily the elimination of intercompany profits.

In 2002, the Company has amended its employment agreements so that bonus payments shall be allocated between domestic operations and Joint Venture operations. The Company recorded $105,213 of costs allocatable to the joint venture in the accompanying statement of operations for the six months ended September 30, 2002.

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three and six month periods ended September 30, 2002 and 2001 is as follows:
                                 Three months ended September 30,
                                     2002                2001

Weighted average number of
  common shares outstanding
  for basic EPS                    1,054,205            912,270
Shares issued upon the assumed
  exercise of outstanding
  stock options                       97,796             13,771

Weighted average number of common
  and common equivalent shares
  outstanding for diluted EPS      1,152,001            926,041
                              - 9 -
                                  Six months ended September 30,
                                     2002                2001

Weighted average number of
  common shares outstanding
  for basic EPS                    1,034,488             912,270
Shares issued upon the assumed
  exercise of outstanding
  stock options                       70,567              12,917

Weighted average number of common
  and common equivalent shares
  outstanding for diluted EPS      1,105,055             925,187

Contingencies - The Company has outstanding letters of credit in the amount of $441,871 as of September 30, 2002.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

Six Months Ended September 30, 2002 Compared to
Six Months Ended September 30, 2001

Sales - Net sales for the six months ended September 30, 2002 rose 60% to $7,841,198 compared to $4,908,612 for the comparable six months in the prior fiscal year, an increase of $2,933,586. Net sales of security products increased by $2,924,376 and net sales of certain other products increased by $9,210. Security sales increased primarily as a result of higher demand for security products sold by the Company's subsidiary, USI ELECTRIC, Inc. The increase in sales of certain other products resulted primarily from increased demand.

Net Income - The Company reported net income of $1,207,069 for the six months ended September 30, 2002 compared to net income of $85,902 for the corresponding six months of the prior fiscal year. The increase in net income resulted from both higher Joint Venture earnings and operating income.

Expenses - Research, selling, general and administrative expenses increased by $567,721 from the comparable six months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 26% for the six months ended September 30, 2002 and 30% for the same period in the prior fiscal year. The decrease in research, selling and administrative expense as a percent of sales was due to higher sales volume and variable costs which did not increase at the same rate as sales.
                             - 10 -
Interest Expense - The Company's interest expense, was $73,269 for the six months ended September 30, 2002 compared to $120,270 for the same period in 2001. The decrease in interest expense resulted from the lower levels of debt and lower interest rates.


Three Months Ended September 30, 2002 Compared to
Three Months Ended September 30, 2001

Sales - Net sales for the three months ended September 30, 2002 were $4,091,272 compared to $2,653,482 for the comparable three months in the prior fiscal year, an increase of $1,437,790. Net sales of security products increased by $1,539,112 and sales of other products decreased by $101,322. The increase in security sales resulted primarily from increased demand for smoke alarms sold by the Company's subsidiary, USI ELECTRIC, INC. The decrease in other sales resulted from lower demand for certain of the Company's other products.

Net Income - The Company reported net income of $630,129 for the quarter ended September 30, 2002 compared to net income of $23,543 for the corresponding quarter of the prior fiscal year. The increase in net income resulted from both higher Joint Venture earnings and operating income.

Expenses - Research, selling, general and administrative expenses increased by $238,931 from the comparable three months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 25% for the three months ended September 30, 2002 and 30% for the same period in the last fiscal year. The decrease in research, selling and administrative expense as a percent of sales was due to higher sales volume and variable costs which did not increase at the same rate as sales.

Interest Expense - The Company's interest expense was $36,332 for the quarter ended September 30, 2002 compared to $60,866 for the comparable period in 2001. The decrease in interest expense resulted from lower interest rates and lower levels of debt.

Financial Condition and Liquidity - Cash needs of the Company are currently met by funds generated from operations and the Company's Factoring Agreement which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum amount available under the




                             - 11 -
Factoring Agreement is currently $7,500,000. However, based on specified percentages of the Company's accounts receivable and inventory and letter of credit commitments, at September 30, 2002, the Company had $1,452,781 available under the Factoring Agreement, of which $441,781 had been utilized in letter of credit borrowings as of September 30, 2002. Any outstanding principal balance due under the Factoring Agreement is payable upon demand. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to 1% in excess of the prime rate of interest charged by the Company's lender, which was 5.75% at September
30, 2002. The borrowings are collateralized by all the Company's accounts receivable, inventory and a 1.5 acre parcel of land which is adjacent to the Company's prior headquarters.

Operating activities used cash of $827,612 for the quarter ended September 30, 2002. This was primarily due to an increase in accounts receivable of $612,336 and inventory of $583,373 that was partially offset by an increase in accounts payable and accrued expenses of $303,640. For the same period last year, operating activities used cash of $940,449.

Investing activities provided cash of $704,401 in the current quarter and provided cash of $600,000 in the same period last year. The primary source in both periods was distributions from the Company's Joint Venture.

Financing activities provided cash of $249,414. The primary reason was the issuance of common stock for $250,000. For the same period last year, financing activities provided cash of $324,400.

The Company believes that funds available under the Factoring Agreement, Joint Venture distributions and its working capital provide it with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months.

Hong Kong Joint Venture - Net sales of the Hong Kong Joint Venture for the six months and three months ended September 30, 2002 were $11,728,014 and $6,717,026, respectively, compared to $5,010,988 and $2,377,623, respectively, for the comparable six months and three months in the prior fiscal year. The increase in sales was primarily due to increased sales of smoke alarms to non-related customers.



                             - 12 -
Net income for the six months and three months ended September
30, 2002 was $2,692,827 and $1,312,301, respectively, compared to
$748,572 and $247,999, respectively, in the comparable six months and three months last year.

Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During the six months ended September 30, 2002, working capital increased by $991,342 from $3,844,654 on March 31, 2002 to $4,835,996 on September 30, 2002.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures of the Company as presented in the Company's Annual Report Form 10-K for the year ended March
31, 2002.


Item 4. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Stephen C. Knepper, the Company's Chief Executive Officer, and Harvey B. Grossblatt, the Company's Chief Financial Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.









                               - 13 -
PART II

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended September 30, 2002, the Company issued an aggregate of 71,462 shares of its Common Stock for cash, in exchange for directors' services and in the satisfaction of amounts payable at March 31, 2002 as follows. These shares were issued pursuant to an exemption from registration from the Securities Act of 1933 pursuant to Section 4(2) and/or Regulation D.

Date of     Number of     Class of       Cash           Other
Issuance    of Shares      Persons     Proceeds     Consideration

05/07/02      10,000      Employee     $      -       27,200(2)
06/28/02      31,334      Director     $ 97,500       20,000(1)
06/28/02       3,488      Director     $      -       12,000(2)
09/24/02      26,640      Director     $152,500       10,000(1)

(1) Issued in lieu of annual Director's fees during the six months ended September 30, 2002.

(2) Issued in satisfaction of amounts accrued at March 31, 2002.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit No.

3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1998, File
       No. 0-7885)

3.2    Articles Supplementary, filed October 14, 2002
       (incorporated by reference to Exhibit 3.1 to the Company's
       Current Report on Form 8-K filed October 31, 2002, File
       No. 0-7885)

3.3    Bylaws, as amended*

10.1. Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, File No. 0-7885)
                             - 14 -
10.2 Hong Kong Joint Venture Agreement, as amended (confidential treatment of Name requested and filed separately with the Commission)(incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994, and Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 0-7885)

10.3   Amended Factoring Agreement with CIT Group (successor to
       Congress Talcott, Inc.) dated November 14, 1999
       (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended
       March 31, 2002, File No. 0-7885)

10.4   Amendment to Factoring Agreement with CIT Group*

10.5 Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to
       Exhibit 10.19 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 0-7885)

10.6   Employment Agreement dated April 1, 2002 between the
       Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002, File No.
       0-7885)

10.7   Amendment to Employment Agreement dated as of April 1,
       2002 between the Company and Harvey B. Grossblatt*

99.1   Certification Required Pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002*

99.2   November 13, 2002 Letter to Stockholders and Press
       Release*

(b)    Reports on Form 8-K

       None



*Filed herewith



                             - 15 -
UNIVERSAL SECURITY INSTRUMENTS, INC.

SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             UNIVERSAL SECURITY INSTRUMENTS, INC.



Dated: November 14, 2002     Harvey Grossblatt
                             HARVEY GROSSBLATT
                             President, Chief Financial Officer











smb
10-Q.SEPT














                             - 16 -
CERTIFICATION


     I, Stephen C. Knepper, certify that:

     1.  I have reviewed this Quarterly Report on Form 10-Q of
Universal Security Instruments. Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the
"Evaluation Date"); and

         c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;








                             - 17 -
     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002             /s/ Stephen C. Knepper
                                    Stephen C. Knepper
                                    Chief Executive Officer





















                             - 18 -
CERTIFICATION


     I, Harvey Grossblatt, certify that:

     1.  I have reviewed this Quarterly Report on Form 10-Q of
Universal Security Instruments. Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the
"Evaluation Date"); and

         c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;








                             - 19 -
     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002             /s/ Harvey Grossblatt
                                    Harvey Grossblatt
                                    Chief Financial Officer




















                             - 20 -
Exhibit 3.3

                             BY-LAWS
               UNIVERSAL SECURITY INSTRUMENTS, INC.
              (As amended through October 14, 2002)


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

                   Section 5.  Organization.

                        The Chairman of the Board shall call
meetings of the Stockholders to order and shall act as Chairman of such meetings. The Board of Directors or Stockholders may appoint any stockholder to act as Chairman of any meeting in the absence of the Chairman of the Board and President. The Secretary of the Corporation shall act as Secretary at all meetings of Stockholders, but, in the absence of the Secretary, the presiding officer may appoint any person to act as Secretary of the meeting.

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

                   Section 16.  Qualification of Directors.

                        Unless waived by the affirmative vote a
majority of directors then in office, no individual may be nominated or serve as a director unless: (i) such individual has continuously been the record and beneficial owner (as defined in Rule 13d-3 promulgated under the Exchange Act) of at least one percent of the issued and outstanding shares of voting stock of the Corporation for a period of at least one year immediately preceding the nomination of such individual as a director; and
(ii) such individual's principal residence was in the State of Maryland during the entire year immediately preceding the nomination of such individual as a director. The Board of Directors may require such evidence of any proposed nominee's satisfaction of each of the foregoing qualifications as it deems necessary.


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

                   Section 6.  Amendments.

                        The Board of Directors shall have the
exclusive power to adopt, alter or repeal any provision of these By-Laws and to make new By-Laws, by vote of a majority of all the directors then in office.

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




Exhibit 10.4

The CIT Group/
Commercial Services, Inc.
1211 Avenue of the Americas
New York, NY 10036

                              September 30, 2002

UNIVERSAL SECURITY INSTRUMENTS, INC.
7 Gwynns Mill Court
Owings Mills, Maryland 21117-3586

Ladies and Gentlemen:

We refer to the Factoring Agreement between us dated February 28, 1995, as supplemented and amended (the "Agreement"). Capitalized terms used and not otherwise defined herein shall have the same meanings given them in the Agreement.

This shall confirm that pursuant to mutual consent and understanding, effective as of September 30, 2002, the interest as referred to in Paragraph 6(a) of the Agreement shall be, and hereby is, amended from one and one-quarter percent (1-1/4%) above the Chase Rate to one percent (1%) above the Chase Rate.

To compensate us for the use of our in-house legal department and facilities in documenting this agreement, you agree to pay us a Documentation Fee equal to $125.00. Said amount shall be due and payable upon the date hereof and may at our option be charged to your account under the Agreement on the due date thereof.

Except as herein specifically provided, the Agreement remains in full force and effect in accordance with its terms. If you are in agreement with the foregoing, please so indicate by signing and returning to us the enclosed copy of this letter.

                         Very truly yours,

                         THE CIT GROUP/COMMERCIAL SERVICES, INC.



                         By:  /s/ Charles M. Carbone
                            Name:  Charles M. Carbone
                            Title:   Vice President

Read and Agreed to:

UNIVERSAL SECURITY INSTRUMENTS, INC.


By:  /s/ Harvey Grossblatt
   Name:  Harvey Grossblatt
   Title:  President

Exhibit 10.7

                       ADDENDUM TO EMPLOYMENT AGREEMENT


     THIS ADDENDUM TO EMPLOYMENT AGREEMENT (the "Addendum") is made this 21st day of October, 2002, to be effective as of April 1, 2002, by and between UNIVERSAL SECURITY INSTRUMENTS, INC., a Maryland corporation (the "Company") and HARVEY B. GROSSBLATT (the "Executive").

                            INTRODUCTORY STATEMENT

     The Company and Executive entered into an Employment Agreement dated as of April 1, 2002 (the "Original Agreement"). The parties desire to extend the term of the Original Agreement, and amend certain other provisions of the Original Agreement to be effective from and after April 1, 2002.

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

     A. All capitalized terms not otherwise defined in this Addendum shall have the meanings set forth in the Original Agreement.

     B. Section 1(b) of the Original Agreement is hereby amended in it entirety to read as follows:

         (b) Term of Employment. Subject to Section 7, the Company shall employ the Executive pursuant to the terms hereof for the period commencing as of the date hereof and ending on June 30, 2005 (the "Term"). The period during which the Executive is employed pursuant to this Agreement, including any renewal thereof shall be referred to as the "Employment Period.".

     C. Section 3(b) of the Original Agreement is hereby amended by adding the following at the end thereof:

         To the extent the Company reports income from both its domestic operations (currently shown on the Company's annual consolidated statements of operations as "Operating income") and Hong Kong Joint Venture (currently shown on the Company's annual consolidated statements of operations as "Equity in earnings of Hong Kong joint venture"), the Bonus expense shall be allocated between such two components in the respective proportions as such components bear to the consolidated Net Income (currently shown on the Company's annual consolidated statements of operations).

     D. In all other respects, the Original Agreement, as amended hereby, shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this Addendum as of the day and year first above written.

UNIVERSAL SECURITY INSTRUMENTS, INC.


By:   /s/ Stephen C. Knepper                /s/ Harvey B. Grossblatt
      Stephen C. Knepper, Chairman          Harvey B. Grossblatt

Exhibit 99.1

                    CERTIFICATION PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Universal Security Instruments, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the "Report"), the undersigned hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of
         section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in this Form 10-Q fairly presents, in all material respects, the financial condition and result of the Company as of, and for, the periods reflected therein.


Date: November 14, 2002            /s/ Stephen C. Knepper
                                   Stephen C. Knepper
                                   Chairman,
                                   Chief Executive Officer


                                   /s/ Harvey B. Grossblatt
                                   Harvey B. Grossblatt
                                   President,
                                   Chief Financial Officer
Exhibit 99.2

November 13, 2002

Dear Partners/Shareholders:

We are very pleased to share with you results for our second quarter ended September 30, 2002. The Universal Security team executed its plan soundly and with near precision across all operational areas for the quarter. As a result, we have achieved one of the finest quarters in the Company's history.

Perhaps more significantly, we have now delivered four consecutive quarters of outstanding results in a highly challenging overall economic environment. This sustained performance should send a strong signal about our current momentum and direction in the marketplace.

For the second quarter, sales rose 54% to $4,091,272 versus $2,653,482 a year ago. Earnings continue to dramatically increase to $630,129, or $0.60 per basic share ($0.55 per diluted share), versus last year's $23,543, or $0.03 per basic and diluted share. Management believes these results indicate that the Company is very well on track -- as I wrote in my last letter to you. For the six months ended September 30, 2002, sales rose 60% to $7,842,198 versus $4,908,612 for the same period last year. The Company reported net earnings of $1,207,069, or $1.17 per basic share ($1.09 per diluted share), compared to earnings of $85,902, or $0.09 per basic and diluted share, for the same period last year.

Our performance reflects the success of the business model we implemented late last year, focusing on:

*     Aggressively building market share
*     Increasing operational efficiency
* Fully leveraging the opportunities offered by our Hong Kong joint venture

Our 50%-owned Hong Kong joint venture has given us key competitive advantages in product quality, reliability and pricing. In implementing the new Universal business model, we have been able to realize significant additional financial benefits from our Hong Kong operations. As Universal and our joint venture both continue to increase sales in all the markets we serve, revenue has
increased at our production facility in southern China   which in
turn has contributed to higher overall profitability. Successful expansion by Universal and our joint venture into new markets, including Europe, Australia and elsewhere, has also led to lower component costs and increased margins.
Universal Security increased its gross margins by 11% versus the same quarter a year ago. We have also reduced our percentage of sales, general and administrative expense to 23% from 28% for the same quarter last year. We continue to exceed our expectations and anticipate strong performance. In addition, as previously announced, we are currently exploring the possibility of an initial public offering of the joint venture company on the Hong Kong Stock Exchange (GEM Section). More information on that process will be released as available.

Universal's recent success has not gone unnoticed by the business press. In recent months, we have received coverage from the television program Business Now, as well as significant stories in The Washington Post and Baltimore Business Journal. Our best story is our performance and operating results.

Looking ahead, we are very pleased to let you know that USI has been chosen by Rexel, Inc. (one of the largest distributors to the electrical trade in the United States) and have been featured, along with a very limited number of other well respected brands, for a promotion with Rexel from October 1st through December 31st. Customers of Rexel will receive free the USI ELECTRIC red fire engine, which we all feel will make an ideal Holiday gift. This is part of the truck series that Rexel is giving away, combined with the purchase of USI ELECTRIC products. We were quite thrilled to be selected as this continues to raise our visibility in the electrical industry.

Everyone at Universal Security is highly focused on building on our success during the second half of our fiscal year. I can assure you that your management team is committed, enthusiastic and productive. We very much look forward to reporting our third quarter results for the period ending December 31st .

As always, should you have any questions, please don't hesitate to contact me at any time.

Respectfully,

Stephen C. Knepper, Chairman
   __________________________________________________________
Statements contained in this document that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Although UNIVERSAL SECURITY INSTRUMENTS, INC. believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projections.
Exhibit 99.2

For Immediate Release
Contact:  Harvey Grossblatt, President
Universal Security Instruments, Inc.
410-363-3000
or
Don Hunt, Brian Edwards
Lambert, Edwards & Associates, Inc.
616-233-0500


Universal Security Instruments Posts Sharply Higher Second-Quarter Sales & Earnings

Sales Grow 54%; Earnings Per Share Rise to $0.60 Vs. $0.03

OWINGS MILLS, MD, November 13, 2002 - Universal Security
Instruments, Inc. (OTC-BB: USEC) today announced significantly higher sales and earnings for its second quarter ended September
30, 2002, citing strong overall sales, increased market share and continued growth at its Hong Kong joint venture.

The Owings Mills, MD-based designer and marketer of safety and security equipment posted net earnings of $630,129, or $0.60 per basic share ($0.55 per diluted share), on net sales which rose 54% to $4,091,272, compared with net earnings of $23,543, or $0.03 per basic and diluted share, on net sales of $2,653,482 for last year's second quarter.

For the six months ended September 30, 2002, sales rose 60% to $7,842,198, versus $4,908,612 for the same period last year. The Company reported net earnings of $1,207,069 or $1.17 per basic ($1.09 per diluted share), compared to earnings of $85,902, or $0.09 per basic and diluted share, for the same period last year.

"Our second-quarter and six-month results directly reflect the fundamental improvements our executive team made to Universal's business model last year. At that time, we pledged to refocus on building market share, increasing operational efficiency and leveraging our 50%-owned Hong Kong joint venture. We have executed well in each of these areas and the bottom-line results have followed, despite a highly challenging economic environment," said Steve Knepper, chairman of the board and chief executive officer of Universal Security Instruments.

"Our efforts to increase Universal's domestic market share have resulted in increased revenues for our Hong Kong joint venture. As both Universal and our joint venture company have increased total sales and market penetration in North America, Europe, Australia and elsewhere, revenue has increased at our production facility in southern China. Growth in these markets has also lowered costs and increased margins.

"In addition, as previously announced, we are currently exploring the possibility of an initial public offering of the joint venture company on the Hong Kong Stock Exchange (GEM Section). We will make additional future announcements on this process as appropriate."

Knepper added that Universal increased its gross margins by 11% during the second quarter while reducing sales, general and administrative expense to approximately 23% of total revenue, compared to 28% for the same quarter last year.

"Looking ahead, we continue to see significant opportunity in all our markets. Our new carbon monoxide alarm has received good initial response. Production is being increased and the Company believes this will be an important new product category going forward into 2003."

UNIVERSAL SECURITY INSTRUMENTS, INC., founded in 1969, is a
Maryland-based manufacturer and worldwide marketer of safety and security products directly and through its 50%-owned Hong Kong joint venture.


UNIVERSAL SECURITY INSTRUMENTS, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)


                                 Three Months Ended September 30,
                                     2002                 2001

Sales                            $ 4,091,272           $2,653,482

Net income*                          630,129               23,543

Income per share
     Basic                               .60                  .03
     Diluted                             .55                  .03

Weighted average number of common
  shares outstanding
     Basic                         1,054,205              912,270
     Diluted                       1,152,001              926,041
                                   Six Months Ended September 30,
                                       2002               2001

Sales                              $ 7,842,198         $4,908,612

Net income*                          1,207,069             85,902

Income per share
     Basic                                1.17                .09
     Diluted                              1.09                .09

Weighted average number of common
  shares outstanding
     Basic                           1,034,488            912,270
     Diluted                         1,105,055            925,187

* Due to the tax benefit carryforward of prior years' operating losses, no tax liability was incurred.

      _______________________________________________________

Statements contained in this press release that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Although UNIVERSAL SECURITY INSTRUMENTS, INC. believes that the expectations reflected in such forward-looking statements are reasonable; the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projections.