Form 10-Q
period 2002-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2003-02-14
CIK 102109

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the Quarter ended December 31, 2002

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

                        YES      X        NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Date                  Class              Shares Outstanding
February 14, 2003 Common Stock, $.01 par value     1,120,982
         UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES


                                 INDEX


Part  I -  FINANCIAL INFORMATION

           Item l.  FINANCIAL STATEMENTS (unaudited)

           Consolidated balance sheets at December 31, 2002 and March 31, 2002

           Consolidated statements of earnings for the three and nine months ended December 31, 2002 and 2001

           Consolidated statements of cash flows for the nine months ended December 31, 2002 and 2001

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

           Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

           SIGNATURE

           CERTIFICATIONS






                              - 2 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)




ASSETS

                                December 31, 2002  March 31, 2002

CURRENT ASSETS
  Cash                                 $  161,638      $  19,383
  Accounts receivable:
    Trade (less allowance for
      doubtful accounts of $0
      and $68,358 at December
      31, 2002 and March 31,
        2002)                             339,309         155,052
    Employees                              19,150           1,115

                                          358,459         156,167

  Due from Factor                       1,117,814          38,436

  Inventories                           2,632,416       1,557,994

  Prepaid expenses                        152,329         109,238

TOTAL CURRENT ASSETS                    4,422,656       1,881,218

INVESTMENT IN JOINT VENTURE             3,610,354       2,990,067

PROPERTY, PLANT AND EQUIPMENT - NET       276,448         301,082

OTHER ASSETS                                8,294          10,095

TOTAL ASSETS                           $8,317,752      $5,182,462


See notes to consolidated financial statements.






                              - 3 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)




LIABILITIES AND SHAREHOLDERS' EQUITY

                              December 31, 2002    March 31, 2002

CURRENT LIABILITIES
  Short-term borrowings            $         -       $   216,959
  Accounts payable                   1,635,489           787,492
  Accrued liabilities                  677,965           451,092
  Current obligations under
    capital lease                       15,730            15,730

TOTAL CURRENT LIABILITIES            2,329,184         1,471,273

LONG-TERM CAPITAL LEASE
OBLIGATIONS                             18,537            29,916

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value
    per share; authorized
    20,000,000 shares; issued
    1,120,232 shares at December
    31, 2002 and 1,092,770 at
    March 31, 2002                      11,202            10,098
  Additional paid-in capital        11,055,899        10,648,679
  Accumulated deficit               (5,097,070)       (6,977,504)

TOTAL SHAREHOLDERS' EQUITY           5,970,031         3,681,273

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY               $ 8,317,752         5,182,462


See notes to consolidated financial statements.







                              - 4 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

                                       For the Nine Months Ended
                                      December 31,   December 31,
                                          2002           2001

Net sales                             $12,094,645     $7,873,998

Cost of goods sold                      8,435,672      5,782,782

GROSS PROFIT                            3,658,973      2,091,216

Research and development expense          216,637        154,807

Selling, general and
  administrative expense                2,908,909      2,164,186

Operating income (loss)                   533,427       (227,777)

Other income (expense):
  Interest expense                       (113,310)      (156,218)
  Other                                     9,100            (11)

                                         (104,210)      (156,229)

INCOME (LOSS) BEFORE EARNINGS
OF JOINT VENTURE                          429,217       (384,006)

Earnings from joint venture:
  Equity in earnings of joint venture   1,652,766        506,341
  Cost allocatable to joint venture      (201,549)             -

NET INCOME                            $ 1,880,434     $  122,335

Net income per common share amounts:
    Basic                                    1.77            .13
    Diluted                                  1.65            .13

Weighted average number of common
  shares outstanding:
    Basic                               1,059,708        918,282
    Diluted                             1,139,544        927,439

See notes to consolidated financial statements.

                              - 5 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
                                      For the Three Months Ended
                                     December 31,   December 31,
                                         2002           2001


Net sales                             $4,252,447      $2,965,386

Cost of goods sold                     2,962,846       2,175,036


GROSS PROFIT                           1,289,601         790,350

Research and development expense          83,657          49,894

Selling, general and
  administrative expense               1,005,189         800,119

Operating income (loss)                  200,755         (59,663)

Other income (expense):
  Interest expense                       (40,040)        (35,948)
  Other                                    8,350             (11)

                                         (31,690)        (35,959)

INCOME (LOSS) BEFORE EQUITY IN
EARNINGS OF JOINT VENTURE                169,065         (95,622)

Earnings from joint venture:
  Equity in earnings of joint venture    600,636         132,055
  Cost allocatable to joint venture      (96,336)              -

NET INCOME                            $  673,365      $   36,433

Net income per common share amounts:
    Basic                                    .61             .04
    Diluted                                  .55             .04

Weighted average number of common
  shares outstanding:
    Basic                              1,110,149         930,305
    Diluted                            1,226,243         949,963

See notes to consolidated financial statements.
                              - 6 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                 For the Nine Months Ended
                                                December 31,   December 31,
                                                    2002           2001
OPERATING ACTIVITIES
  Net income                                    $ 1,880,434    $   122,335
  Adjustments to reconcile net
    income to net cash used in
    operating activities:
      Depreciation and amortization                  28,798         33,179
      Stock issued to directors in lieu
        of fees                                      30,000              -
      Earnings of Joint venture                  (1,652,766)      (506,341)
      Changes in operating assets
        and liabilities:
          Increase in accounts receivable
            and due from factor                  (1,281,670)    (1,017,282)
          (Increase) decrease in inventories
            and prepaid expenses                 (1,117,513)     1,027,980
        Increase in accounts payable
          and accrued expenses                    1,114,070        271,048
        Decrease in other assets                      1,801             13
        Decrease in amount due factor              (216,959)             -

NET CASH USED IN OPERATING ACTIVITIES            (1,213,805)       (69,068)

INVESTING ACTIVITIES
  Distribution by Joint Venture                   1,032,479         67,357
  Purchase of equipment                              (4,165)        (2,322)

NET CASH PROVIDED BY INVESTING ACTIVITIES         1,028,314         65,035

FINANCING ACTIVITIES
  Net (repayments) borrowings of
    short-term debt                                       -        (37,579)
  Principal repayment of capital
    lease obligations                               (11,379)       (11,379)
  Proceeds from issuance of common stock
    from exercise of employee stock options          89,125         39,422
  Proceeds from issuance of common stock            250,000              -

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                327,746         (9,536)

INCREASE (DECREASE) IN CASH                         142,255        (13,569)

Cash at beginning of period                          19,383         34,642

CASH AT END OF PERIOD                           $   161,638    $    21,073

Supplemental information:
  Interest paid                                 $   113,310    $   156,218
  Income taxes paid                                       -              -

Non-cash investing transactions:
  Joint Venture dividend applied
    to reduce Joint Venture payable                       -        532,643
  Issuance of 13,488 shares of common stock
    in satisfaction of accounts payable              39,200              -
  Issuance of 6,974 shares of common stock
    as directors' fees                               30,000              -

                                                     69,200        532,643

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

Income Taxes - No income tax expense has been provided for the period ended December 31, 2002 as a result of the carryforward of prior year's operating losses.

Joint Venture - The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong joint venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. The following represents summarized balance sheet and income statement information of the Hong Kong joint venture for the nine months ended December 31, 2002 and 2001:

                                     2002               2001
      Net sales                  $17,395,366         $7,509,279
      Gross profit                 5,958,635          2,183,185
      Net income                   3,663,638          1,012,681
      Total current assets         7,686,402          3,932,812
      Total assets                10,225,111          6,074,501
      Total liabilities            2,731,171          1,380,889

During the nine month periods ended December 31, 2002 and 2001, the Company purchased products for resale from the Hong Kong Joint Venture of approximately $5,578,341 and $3,265,000, respectively. At December 31, 2002 and 2001, the Company had amounts payable to the Hong Kong Joint Venture of $487,176 and $200,000, respectively.

In 2002, the Company has amended its employment agreements so that bonus payments shall be allocated between domestic operations and joint venture operations. The Company recorded $201,549 of costs allocatable to the joint venture in the accompanying statement of operations for the nine months ended December 31, 2002.

                              - 8 -
Net Income Per Common Share - Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company's average stock price.

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three and nine month periods ended December 31, 2002 and 2001 is as follows:

                                  Three months ended December 31,
                                      2002               2001

Weighted average number of
  common shares outstanding
  for basic EPS                     1,110,149            930,305

Shares issued upon the assumed
  exercise of outstanding
  stock options                       116,094             19,658

Weighted average number of common
  and common equivalent shares
  outstanding for diluted EPS       1,226,243            949,963

                                   Nine months ended December 31,
                                       2002              2001

Weighted average number of
  common shares outstanding
  for basic EPS                     1,059,708            918,282

Shares issued upon the assumed
  exercise of outstanding
  stock options                        79,836              9,157

Weighted average number of common
  and common equivalent shares
  outstanding for diluted EPS       1,139,544            927,439

Contingencies - The Company has outstanding letters of credit in the amount of $900,274 as of December 31, 2002.

                              - 9 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Item 2.

Nine Months Ended December 31, 2002 Compared to
Nine Months Ended December 31, 2001

Sales - Net sales for the nine months ended December 31, 2002 were $12,094,645 compared to $7,873,998 for the comparable nine months in the prior fiscal year, an increase of $4,220,647. Net sales of security products increased by $4,116,998 and other products increased by $103,649. The increase in security sales resulted primarily from increased demand for certain of the Company's security products sold by the Company's subsidiary, USI ELECTRIC, INC. The increase in other sales resulted from higher demand for certain of the Company's products.

Net Income - The Company reported net income of $1,880,434 for the nine months ended December 31, 2002 compared to $122,335 for the corresponding nine months of the prior fiscal year. The increase in net income resulted both from the Company's operating income from higher sales and higher Joint Venture earnings from sales to non-related parties.

Expenses - Research, selling, general and administrative expenses increased by $806,553 from the comparable nine months in the prior year, as a result of increased support of higher USI ELECTRIC, INC. sales.

As a percentage of sales, research, selling, general and administrative expenses were 26% for the nine months ended December 31, 2002 and 29% for the same period in the prior fiscal year. The decrease in research, selling and administrative expense as a percent of sales was due to higher sales volume and variable costs which did not increase at the same rate as sales.

Interest Expense - The Company's interest expense was $113,310 for the nine months ended December 31, 2002 compared to $156,218 for the same period in 2001. The decrease in interest expense resulted from both lower levels of borrowing from factor and interest rates.





                                   - 10 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Three Months Ended December 31, 2002 Compared to
Three Months Ended December 31, 2001

Sales - Net sales for the three months ended December 31, 2002 were $4,252,447 compared to $2,965,386 for the comparable three months in the prior fiscal year, an increase of $1,287,061. Net sales of security products increased by $1,255,683 and other products increased by $31,378. The increase in security sales resulted primarily from increased demand for certain of the Company's security products sold by the Company's subsidiary, USI ELECTRIC, INC. The increase in other sales resulted from higher demand for certain of the Company's products.

Net Income - The Company reported net income of $673,365 for the quarter ended December 31, 2002 compared to net income of $36,433 for the corresponding quarter of the prior fiscal year. The increase in net income resulted both from the Company's operating income from higher sales and higher Joint Venture earnings from sales to non-related parties.

Expenses - Research, selling, general and administrative expenses increased by $238,833 from the comparable three months in the prior year, as a result of increased support of higher USI ELECTRIC, INC. sales.

As a percentage of sales, research, selling, general and administrative expenses were 26% for the three months ended December 31, 2002 and 29% for the same period in the prior fiscal year. The decrease in research, selling and administrative expense as a percent of sales was due to higher sales volume and variable costs which did not increase at the same rate as sales.

Interest Expense - The Company's interest expense was $40,040 for the quarter ended December 31, 2002 compared to $35,948 for the comparable period in 2001. The increase in interest expense resulted from higher levels of borrowing related to accounts receivable, due from factor and inventory, partially offset by lower rates of interest.

Financial Condition and Liquidity

Cash needs of the Company are currently met by funds generated from operations and the Company's Factoring Agreement which supplies both short-term borrowings and letters of credit to finance foreign

                              - 11 -
inventory purchases. The Company's maximum amount available under the Factoring Agreement is currently $7,500,000. However, based on specified percentages of the Company's accounts receivable and inventory and letter of credit commitments, at December 31, 2002, the Company had $1,992,274 available under the Factoring Agreement, of which $900,274 had been utilized in letter of credit borrowings as of December 31, 2002. Any outstanding principal balance due under the Factoring Agreement is payable upon demand. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to 1% in excess of the prime rate of interest charged by the Company's lender, which was 5.25% at December 31, 2002. The borrowings are collateralized by all the Company's accounts receivable, inventory and a 1.5 acre parcel of land which is adjacent to the Company's prior headquarters.

Operating activities used cash of $1,213,805 for the quarter ended December 31, 2002. This was primarily due to an increase in accounts receivable and due to factor of $1,281,670 and inventory of $1,117,513 that was partially offset by an increase in accounts payable and accrued expenses of $1,114,070. For the same period last year, operating activities used cash of $69,068.

Investing activities provided cash of $1,028,314 in the current quarter. The primary source was distributions from the Company's
Joint Venture.

Financing activities provided cash of $327,746. The primary reason was the issuance of common stock for $250,000.

The Company believes that funds available under the Factoring Agreement, Joint Venture distributions and its working capital provide it with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months.

Hong Kong Joint Venture - Net sales of the Hong Kong Joint Venture for the nine months and three months ended December 31, 2002 were $17,395,366 and $5,667,352, respectively, compared to $7,509,279 and $2,498,291, respectively, for the comparable nine months and three months in the prior fiscal year. The increase in sales was primarily due to increased sales of smoke alarms to non-related customers.





                              - 12 -
Net income for the nine months and three months ended December
31, 2002 was $3,663,638 and $970,811, respectively, compared to $1,012,681 and $264,108, respectively, in the comparable nine months and three months last year. The increase in net income resulted primarily from higher sales to non-related customers.

Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During the nine months ended December 31, 2002, working capital increased by $1,153,374 from $3,844,654 on March 31, 2002 to $4,998,028 on December 31, 2002.


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









                              - 13 -


PART II

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended December 31, 2002, the Company issued an aggregate of 71,462 shares of its Common Stock for cash, in exchange for directors' services and in the satisfaction of amounts payable at March 31, 2002 as follows. These shares were issued pursuant to an exemption from registration from the Securities Act of 1933 pursuant to Section 4(2) and/or Regulation D thereunder.

Date of     Number of     Class of       Cash           Other
Issuance    of Shares      Persons     Proceeds     Consideration

05/07/02      10,000      Employee     $      -       27,200(2)
06/28/02      31,334      Director     $ 97,500       20,000(1)
06/28/02       3,488      Director     $      -       12,000(2)
09/24/02      26,640      Director     $152,500       10,000(1)

(1) Issued in lieu of annual Director's fees during the nine months ended December 31, 2002.

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

3.3 Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 0-7885)



                              - 14 -
10.1. Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, File No. 0-7885)

10.2 Hong Kong Joint Venture Agreement, as amended (confidential treatment of Name requested and filed separately with the Commission)(incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994, and Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 0-7885)

10.3   Amended Factoring Agreement with CIT Group (successor to
       Congress Talcott, Inc.) dated November 14, 1999
       (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002, File No. 0-7885)

10.4 Amendment to Factoring Agreement with CIT Group (incorporated by reference to Exhibit 10.4 to the Company's Quarterly
       Report on Form 10-Q for the period ended September 30, 2002, File No. 0-7885)

10.5 Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to
       Exhibit 10.19 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 0-7885)

10.6 Employment Agreement dated April 1, 2002 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002, File No. 0-7885)

10.7 Amendment to Employment Agreement dated as of April 1, 2002 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 0-7885)

99.1   Certification Required Pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002*

99.2   February 14, 2003 Letter to Stockholders and Press Release*

(b)    Reports on Form 8-K

       None

*Filed herewith

                                 - 15 -
UNIVERSAL SECURITY INSTRUMENTS, INC.

SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             UNIVERSAL SECURITY INSTRUMENTS, INC.



Dated: February 14, 2003     Harvey Grossblatt
                             HARVEY GROSSBLATT
                             President, Chief Financial Officer











smb
10-Q.DEC














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

Date: February 14, 2003             /s/ Stephen C. Knepper
                                    Stephen C. Knepper
                                    Chief Executive Officer





















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

Date: February 14, 2003             /s/ Harvey Grossblatt
                                    Harvey Grossblatt
                                    Chief Financial Officer




















                             - 20 -
Exhibit 99.1

                    CERTIFICATION PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Universal Security Instruments, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the "Report"), the undersigned hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of
         section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in this Form 10-Q fairly presents, in all material respects, the financial condition and result of the Company as of, and for, the periods reflected therein.


Date: February 14, 2003            /s/ Stephen C. Knepper
                                   Stephen C. Knepper
                                   Chairman,
                                   Chief Executive Officer


                                   /s/ Harvey B. Grossblatt
                                   Harvey B. Grossblatt
                                   President,
                                   Chief Financial Officer
Exhibit 99.2

February 13, 2003


Dear Partners/Shareholders:

It is my pleasure to share with you our results for the third quarter ended December 31, 2002 - a very strong quarter indeed!

As the numbers indicate, we have continued to deliver on our stated goal of growing revenues while staying efficient and substantially building overall profitability. For the quarter, sales rose 43% to $4,252,447 versus $2,965,386 a year ago. At the same time, earnings accelerated to $673,365, or $0.61 per basic share, ($.55 per diluted share), versus last year's $36,433, or $0.04 per basic share and diluted share.

For the nine-month period, earnings have dramatically increased to $1,880,434, or $1.77 per basic share, ($1.65 per diluted share), versus last year's $122,335, or $0.13 per basic share and diluted share, and a sales increase for the nine months of 54% to $12,094,645 versus $7,873,998 for the same period a year ago.

Both Universal and our Joint Venture continued to increase worldwide market share during the period. In addition, our new carbon monoxide alarm is doing very well in a high-growth product segment, and we expect to introduce additional models in 2003. We are very excited about these new products and see them playing a leading role in advancing our growth strategy into our new year and beyond.

When I was re-elected as your Chairman of the Board in the Fall of 2001, I pledged to you, my partners, that Universal's new management team would be "intently focused on improving results at every level of our Company."

While we are pleased with our path so far, our focus is squarely on the future and the many opportunities we see on the horizon. I can assure you - from Asia to Owings Mills - the Universal Security Instruments' team is intently focused on growing our global businesses. We look forward to reporting our fourth quarter and year-end results for the period ended March 31, 2003.

As always, should you have any questions, please don't hesitate to contact me.

Respectfully,


Stephen C. Knepper
Chairman
____________________________________________________________________



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



  7-A GWYNNS MILL COURT   OWINGS MILLS, MARYLAND 21117-3586   U.S.A.
        TELEPHONE DIRECT DIAL: (410) 363-3000, EXTENSION 235
     FAX: (410) 363-2218   E-MAIL: stevek@universalsecurity.com
          Visit Us on the Web!  www.universalsecurity.com

Exhibit 99.2

For Immediate Release
Contact:  Harvey Grossblatt, President
Universal Security Instruments, Inc.
410-363-3000, Ext. 224
or
Don Hunt, Brian Edwards
Lambert, Edwards & Associates, Inc.
616-233-0500


    Universal Security Instruments Announces Significantly Higher
                     Third-Quarter Sales & Earnings

     Sales Grow 43%; Earnings Per Share Rise to $0.61 Vs. $0.04

OWINGS MILLS, MD, February 13, 2003: Universal Security Instruments, Inc. (OTC-BB: USEC) today announced continued top and bottom-line growth during its third quarter, posting significantly higher sales and earnings for the period ended December 31, 2002. The Company cited strong market share increases, successful introduction of new products and continued growth at its Hong Kong joint venture.

The Owings Mills, MD-based designer and marketer of safety and security equipment reported net earnings rose to $673,365, or $0.61 per basic share ($0.55 per diluted share), and net sales rose 43% to $4,252,447, compared with net earnings of $36,433, or $0.04 per basic and diluted share, and net sales of $2,965,386 for last year's third quarter.

For the nine months ended December 31, 2002, net sales rose 54% to $12,094,645, versus $7,873,998 for the same period last year. The Company reported net earnings rose to $1,880,434, or $1.77 per basic share ($1.65 per diluted share), compared to net earnings of $122,335, or $0.13 per basic and diluted share, for the same period last year.

"We are very pleased with our results for the third quarter - one of the best quarterly performances for Universal in our 33-year history. During the past nine months we have continued to grow the top line while staying efficient and building overall profitability," said Steve Knepper, chairman of the board and chief executive officer of Universal Security Instruments, Inc.

"Our success can be attributed to a number of factors, including Universal's steadily increasing profile and positive reputation in the marketplace, the introduction of new products, and a strong continued contribution from our 50%-owned Hong Kong joint venture. The competitive landscape for our smoke alarms and new carbon monoxide alarms continues to favor our unique combination of value, reliability and customer-focused support," Knepper added.


UNIVERSAL SECURITY INSTRUMENTS, INC., founded in 1969, is a
Maryland-based manufacturer and worldwide marketer of safety and security products directly and through its 50%-owned Hong Kong joint venture.


                            -- more --


      7-A GWYNNS MILL COURT * OWINGS MILLS, MARYLAND 21117, USA
                  * DIRECT DIAL: (410) 363-3000
        Visit us on the Web! www.universalsecurity.com

Universal/Page 2

UNIVERSAL SECURITY INSTRUMENTS, INC.
ANNOUNCES RESULTS FOR THE
THIRD QUARTER ENDED DECEMBER 31:


                                                  UNAUDITED
                                             2002           2001


Sales                                     $4,252,447     $2,965,386

Net income*                                  673,365         36,433

Income per share:
     Basic                                       .61            .04
     Diluted                                     .55            .04

Weighted average number of
 common shares outstanding:
     Basic                                 1,110,149        930,305
     Diluted                               1,226,243        949,963

             RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31:


                                                  UNAUDITED
                                             2002              2001


Sales                                    $12,094,645     $7,873,998

Net income*                                1,880,434        122,335

Income per share:
     Basic                                      1.77            .13
     Diluted                                    1.65            .13

Weighted average number of
 common shares outstanding:
     Basic                                 1,059,708        918,282
     Diluted                               1,139,544        927,439

*Due to the tax benefit carryforward of prior years' operating losses, no tax liability was incurred.

OTC:USEC

             _________________________________________________

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