Form 10-K
period 2003-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2003-06-27
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended March 31, 2003

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________

Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act). Yes        No   X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 19, 2003:

Common Stock, $.01 Par Value - $5,725,825

The number of shares outstanding of the issuer's classes of common stock as of June 19, 2003:

Common Stock, $.01 Par Value - 654,380 shares
ITEM 1.

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

The Company designs and markets a variety of popularly-priced safety and private label products consisting primarily of smoke alarms, carbon monoxide alarms and related products. Most of the Company's products require minimal installation and are designed for easy installation by the consumer without professional assistance. The products sold by USI ELECTRIC usually require professional installation.

Prior to 2000, the Company also designed and marketed a variety of telecommunication and video products. Due to the low margins realized on its telecommunications and video products, the Company has since focused its business primarily on safety



                              - 2 -
products. As a result, the Company (i) changed its marketing of telecommunications and video products to concentrate virtually exclusively on made-to-order private label sales, and (ii) entered into the electrical distribution market with an enhanced and newly packaged line of smoke alarms as well as its other safety products.

The Company imports all of its products from various foreign suppliers. For the fiscal year ended March 31, 2003, approximately 66% of the Company's purchases were from a Joint Venture with a Hong Kong corporation (Hong Kong Joint Venture), in which the Company owns a 50% interest. The Hong Kong Joint Venture has manufacturing facilities in the People's Republic of China. The Company's purchases during fiscal 2003 represented 31% of the Hong Kong Joint Venture's total sales.

The Company's sales for the year ended March 31, 2003 were $15,953,883 compared to $10,480,829 for the year ended March 31, 2002, an increase of approximately 52%.

The Company reported net income of $2,400,318 in fiscal 2003 compared to net income of $261,625 in fiscal 2002. The reasons for the increase in earnings were higher Hong Kong Joint Venture earnings and higher operating income due to higher levels of sales due to increased sales by USI ELECTRIC.

SAFETY PRODUCTS

The Company markets a line of residential smoke alarms under the trade names "USI ELECTRIC," "UNIVERSAL" and "Smoke Signal(TM)" all of which are manufactured by the Hong Kong Joint Venture.

Our line of smoke alarms consists of battery, electrical and electrical with battery backup alarms. The Company's products contain different types of batteries with different battery lives, and some with alarm silencers. The smoke alarms marketed to the electrical distribution trade also include hearing impaired and heat alarms with a variety of additional features. The Company also markets a line of outdoor floodlights under the name "Lite Aide(TM)," carbon monoxide alarms, door chimes and ground fault circuit interrupters.

Sales of the Company's safety products aggregated $15,438,715 or approximately 97% of total sales in the fiscal year ended March 31, 2003 and $10,054,979 or approximately 96% of total sales in the fiscal year ended March 31, 2002. This increase in sales volume was due primarily to increased sales volume to the electrical distribution trade.



                              - 3 -
The Company is focusing its sales and marketing efforts to maximize safety product sales, especially smoke alarms and carbon monoxide alarms manufactured by its Hong Kong Joint Venture and marketed to the electrical distribution trade. The electrical distribution trade covers electrical and lighting distributors as well as manufactured housing companies.

OTHER PRODUCTS

For the fiscal year ended March 31, 2003, sales of the Company's other private label products consisted primarily of audio tape, which aggregated $515,168 or 3% of total sales. For the fiscal year ended March 31, 2002, sales of these products were $425,850 or 4% of total sales. The primary reason for the decrease in sales was fewer private label customers.

IMPORT MATTERS

The Company imports all of the products it sells. The Company, as an importer, is subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions and currency fluctuations. The Company has attempted to protect itself from fluctuations in currency exchange rates to the extent possible by negotiating most commitments in U.S. dollars.

The Company's purchases are also subject to delays in delivery due to problems with shipping and docking facilities, as well as other problems associated with purchasing products abroad. The Company imports a majority of its products including those it purchases from the Hong Kong Joint Venture, from the People's Republic of China.

SALES AND MARKETING

The Company sells its products to various customers. In 1999, the Company formed a new subsidiary, USI ELECTRIC, INC. for the purpose of selling safety products to the electrical distribution trade and the manufactured home industry manufacturers. USI ELECTRIC has established a national distribution system with 9 regional stocking warehouses throughout the United States which enables customers to receive their orders the next day without paying for overnight freight charges. The subsidiary (USI ELECTRIC) has hired sales personnel from the electrical distribution trade and has engaged 26 independent sales organizations which represent approximately 200 sales representatives, some of which have warehouses where USI ELECTRIC products are maintained for sale.





                              - 4 -
The Company's products are also marketed to retailers, wholesale distributors, home centers, catalog and mail order companies and to other distributors ("retailers"). The Company's products have historically been retailed to "do-it-yourself" consumers by chain, discount, electrical, building supply, electrical distributors and hardware stores, as well as through catalogs. The Company also distributes its products through specialty markets such as premium/incentive and direct mail. The Company does not currently market any significant portion of its products directly to end users.

Sales to retailers are made both by the Company and by approximately 10 independent sales organizations who are compensated by commissions. The Company has agreements with the sales organizations which are cancelable by either party upon 30 days notice. The Company does not believe that the loss of any one of these organizations would have a material adverse effect upon its business.

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

Sales are also made by officers and full-time employees of the Company, five of whom are also engaged in sales management and training. Sales outside the United States, which are made by officers of the Company and through exporters, were less than 4% of total sales in fiscal 2003.

The Company's backlog of orders believed to be firm as of March 31, 2003 was approximately $774,183. The Company's backlog as of March 31, 2002 was approximately $714,085. The increase in backlog is a function of the timing of orders received from its customers.

SUPPLIERS - HONG KONG JOINT VENTURE

The Company has a 50% interest in a Hong Kong Joint Venture which has manufacturing facilities in the People's Republic of China, for the manufacturing of certain electronic and electrical products sold by the Company.






                              - 5 -
The Company believes that this Hong Kong Joint Venture arrangement will ensure a continuing source of supply for a majority of the Company's safety products at competitive prices. During fiscal year 2003, the Company made 66% of its total purchases from the Hong Kong Joint Venture. These purchases represented approximately 31% of the Hong Kong Joint Venture's total sales. The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms. The Company is currently pursuing the development of additional products by the Hong Kong Joint Venture such as other smoke alarms and a combination carbon monoxide and smoke alarm. Changes in economic and political conditions in China or any other adversity to the Hong Kong Joint Venture will unfavorably affect the value of the Company's investment in the Hong Kong Joint Venture and would have a material adverse effect on the Company's ability to purchase products for distribution. Refer to NOTE C of the Financial Statements for a comparison of annual sales and earnings of the Hong Kong Joint Venture. In the past two fiscal years, the Hong Kong Joint Venture has increased its sales to customers other than the Company by $9,562,275 from $6,473,735 in fiscal 2002 to $16,036,010 in fiscal 2003.

SUPPLIERS - OTHERS

Certain private label products not manufactured for the Company by the Hong Kong Joint Venture are manufactured by other foreign suppliers. The Company believes that its relationships with its suppliers are good. The Company believes that the loss of its ability to purchase products from the Hong Kong Joint Venture would have a material adverse effect on the Company. The loss of any of its other suppliers could have a short-term adverse effect on its operations, but the Company believes that replacement sources for these other suppliers could be developed.

COMPETITION

In fiscal year 2003, sales of safety products accounted for approximately 97% of total sales. In the sale of smoke alarms, the Company competes in all of its markets with First Alert, Firex and Walter Kidde. All of these companies have greater financial resources and financial strength than the Company. The Company believes that its safety products compete favorably with other such products in the market primarily on the basis of styling, features and pricing.

The safety industry in general involves changing technology.
The success of the Company's products may depend on the Company's ability to improve and update its products in a timely manner and to adapt to new technological advances.





                              - 6 -
EMPLOYEES

The Company has 16 employees, 9 of whom are engaged in administration and sales, and the balance of whom are engaged in product development and servicing.

The Company's employees are not unionized. The Company believes that its relations with its employees are satisfactory.


ITEM 2.

PROPERTIES

Effective December 1999, the Company entered into an operating lease for a 9,000 square foot office and warehouse located in Baltimore County, Maryland. This lease, which expires in October 2005, is subject to renewal for an additional three years with increasing rentals at 3% per year. The monthly rental approximates $5,244 per month during the current fiscal year.

Effective March 2003, the Company entered into an operating lease for an approximately 1,800 square foot office in Naperville, Illinois. This lease, which expires in February 2006, is subject to renewal for an additional six years with increasing rentals at 3% per year. The monthly rental approximates $2,689 per month during the initial term.

The Company also owns 1-1/2 acres of undeveloped land located in an industrialized area in Baltimore County, Maryland. This undeveloped parcel of land is pledged as collateral to the Company's factor. The Company is currently negotiating the sale of this property and expects the sale to be complete in late 2003.

The Company believes that its current facilities, and those of the Hong Kong Joint Venture, are currently suitable and adequate.


ITEM 3.

LEGAL PROCEEDINGS

In December 2001, Leviton Manufacturing Company filed a civil action in the United States District Court for the District of Maryland (Case No. 01CV3855), alleging that, subsequent to December 11, 2001, the Company's ground fault circuit interrupters infringe on the plaintiff's patents and service marks. The plaintiff is seeking injunctive relief and damages to be determined at trial. The Company and its counsel believe that the Company has meritorious defenses to the claim and is aggressively defending the suit. The Company believes it has adequately reserved for this case.

                             - 7-
On June 13, 2003, Leviton Manufacturing Co., Inc. filed a second civil suit against the Company in the United States District Court for the District of Maryland (Case No. 03-CV-1701), alleging this time that the Company's ground fault circuit interrupters infringe on several more patents issued to the plaintiff with respect to reset lockout technology mandated by the revision of UL Standard 943 for ground fault circuit interrupters, effective January 2003. Leviton has also asserted various trade dress and unfair competition claims many of which correspond to the claims in the previously identified pending suit. The plaintiff is seeking injunctive relief and damages to be determined at trial. The Company has not yet answered and/or counterclaimed against the plaintiff, but the Company believes that it has meritorious defenses to the claims and will aggressively defend the suit.

On June 11, 2003, Walter Kidde Portable Equipment Inc. filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 1:03CV00537), alleging that certain of the Company's battery powered smoke detectors infringe a patent acquired by Kidde. The plaintiff is seeking injunctive relief and damages to be determined at trial. The Company has not yet answered and/or counterclaimed against the plaintiff, but the Company believes that it has meritorious defenses to the claims and will aggressively defend the suit.

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company's financial statements.


ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.













                             - 8 -
                             PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded on the Over-The-Counter Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last sales prices and volume information on over-the-counter equity securities.

The following table shows the fiscal 2003 and 2002 quarterly high and low bid prices for the Company's common stock as reported by the OTCBB. The bid quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions and may not represent actual transactions.

Fiscal year ended March 31, 2003

                                    Bid Prices
                               High            Low
     First Quarter             4.50            2.60
     Second Quarter            7.80            3.57
     Third Quarter            10.50            4.60
     Fourth Quarter            9.55            7.40

Fiscal year ended March 31, 2002

                                    Bid Prices
                               High            Low
     First Quarter             1.25            0.90
     Second Quarter            1.65            0.95
     Third Quarter             3.95            0.90
     Fourth Quarter            4.40            2.20

On June 19, 2003, the closing quotation for our common stock as reported on the OTC Bulletin Board was $8.75. You should obtain current market quotations for our common stock because the market price of our stock may fluctuate greatly. You can obtain these quotations from various websites or by calling your broker.

As of March 31, 2003, there were approximately 175 holders of record of the Company's common stock. Approximately 55% of the Company's 1,159,932 outstanding shares of common stock were held in street name by an unknown number of beneficial owners since it does not reflect persons or entities that hold our stock in "Street" name or through various brokerage firms.

The Company has not paid any cash dividends on its common stock in the last three years. It is the Company's present intention to retain all earnings for use in its future operations.

ITEM 6.

SELECTED FINANCIAL DATA

The selected consolidated financial data for each of the five years ended March 31, 2003 have been derived from the audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations.

                       Years Ended March 31,
      2003        2002         2001         2000         1999

Consolidated Statement of Operations Data:

Net sales
  $15,953,883 $10,480,829  $ 7,731,501  $ 7,667,530  $ 9,071,628

Income (loss) before equity in earnings (loss) of Hong Kong Joint
Venture
      504,422    (976,063)    (799,183)     (95,925)  (1,119,154)

Net income (loss)
    2,400,318     261,625     (758,940)      41,056     (806,552)

Per common share:
  Net income (loss) - basic
         2.23         .28         (.83)         .05         (.93)

                    - diluted
         2.05         .28         (.83)         .04         (.93)

Weighted average number of common shares outstanding - basic
    1,075,079     938,624      912,270      903,495      863,706
                                                   - diluted
    1,171,309     945,770      912,270      938,807      863,706

Consolidated Balance Sheet Data:

Total assets
    8,382,043   5,182,462    5,945,690    5,476,545    6,402,120

Long-term debt (non-current)
        7,224      22,396       45,088       60,260            -

Working capital (1)
    2,377,688     402,425      585,032    1,368,513    1,514,425

Current ratio (1)
    2.26 to 1   1.27 to 1    1.23 to 1    2.01 to 1    1.63 to 1

Shareholders' equity
    6,493,415   3,681,273    3,303,304    4,062,244    3,987,072

(1) Working capital is computed as the excess of current assets over current liabilities. The current ratio is calculated by dividing current assets by current liabilities.

Quarterly Results of Operations (Unaudited):

The unaudited quarterly results of operations for fiscal years
2003 and 2002 are summarized as follows:

                                Quarter Ended
2003            June 30, September 30,  December 31,   March 31,
Net sales     $3,750,926     $4,091,272   $4,252,447   $3,859,238

Gross profit   1,083,225      1,286,147    1,289,601    1,314,843

Net income       576,940        630,129      673,365      519,883

Net income
 per share
 - basic             .57            .60          .61          .46

Net income
 per share
 - diluted           .55            .55          .55          .42

                                  Quarter Ended
2002            June 30,  September 30,  December 31,   March 31,

Net sales     $2,255,130     $2,653,482    $2,965,386  $2,606,831

Gross profit     552,282        748,584       790,350     721,436

Net income        62,359         23,543        36,433     139,290

Net income
 per share
 - basic             .07            .03           .04         .14

Net income
 per share
 - diluted           .07            .03           .04         .13




                             - 10 -
ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

SALES

In fiscal year 2003, sales increased by $5,473,054 (52%) from the prior year. The Company's focus on marketing to the electrical distribution trade through USI ELECTRIC generated an increase in sales to this market of approximately $4,000,000, from approximately $8,300,000 in 2002 to approximately $12,300,000 in 2003. The Company experienced an increase of approximately $1,473,000 in sales from its retail and wholesale distribution customers over the prior year. The Company anticipates these favorable trends will continue.

In fiscal year 2002, sales increased by $2,749,328 (36%) from the prior year. The Company's focus on marketing to the electrical distribution trade through USI ELECTRIC generated an increase in sales to this market of approximately $4,000,000, from approximately $4,300,000 in 2001 to approximately $8,300,000 in 2002. The Company experienced a decrease of approximately $1,210,000 in sales from its retail and wholesale distribution customers. The decrease resulted primarily from lower private label sales.

COST OF SALES AND GROSS PROFIT

Gross profit as a percentage of net sales ("gross margin") in fiscal 2003 was 31.2% compared to 26.8% and 26.9% in fiscal 2002 and 2001, respectively. The increase in gross profit for fiscal 2003 resulted from a higher concentration of USI ELECTRIC sales and increased productivity and efficiency. Gross margins were similar in fiscal years 2002 and 2001.

The Company's strategy is to increase gross margins by increasing sales, which will increase the gross margin percentage as a percent of sales as the fixed costs will not increase at the same rate as sales.









                             - 11 -
EXPENSES

In fiscal year 2003, selling, general and administrative expenses increased by approximately $662,927 (20%), from $3,377,847 in 2002 to $4,040,774 in 2003. As a percentage of sales, selling, general and administrative expenses were 25% for fiscal year 2003 and 32% in fiscal year 2002. The decrease in selling, general and administrative expense as a percent of sales was due to higher sales volume and variable costs which did not increase at the same rate as sales, including increased sales commissions and freight, and higher legal costs partly associated with defending the patent suit described under Item 3 - LEGAL PROCEEDINGS.

In fiscal year 2002, selling, general and administrative expenses increased by approximately $924,466 (38%), from $2,453,381 in 2001 to $3,377,847 in 2002. As a percentage of sales, selling, general and administrative expenses were 32% for both fiscal years 2002 and 2001. The increase in the amount of these expenses resulted from higher sales and associated costs, including increased sales commissions and freight and higher legal costs partly associated with defending the patent suit described under
Item 3 - LEGAL PROCEEDINGS.

INTEREST EXPENSE

Interest expense for fiscal year 2003 decreased to $153,168 from $188,020 in fiscal year 2002 due primarily to lower interest rates.

Interest expense for fiscal year 2002 decreased to $188,020 from $248,135 in fiscal year 2001 due primarily to lower levels of borrowings and lower interest rates.

INCOME TAX

The Company did not make any provision for federal or state income taxes in each of the three years in the period ended March 31, 2003 due to the operating loss carry forward for income tax purposes. A valuation allowance has been established and, accordingly, no benefit has been recognized for the tax benefit of our net operating losses or other deferred tax assets.










                             - 12 -
NET INCOME

The Company reported net income of $2,400,318 for fiscal year 2003 compared to a net income of $261,625 for fiscal year 2002. The increase in net income resulted from both higher Hong Kong Joint Venture earnings and higher gross profit, partially offset by higher selling, general and administrative expenses associated with increased sales and higher legal costs partly associated with defending the patent suit described under Item 3 - LEGAL PROCEEDINGS.

The Company reported net income of $261,625 for fiscal year 2002 compared to a net loss of $758,940 for fiscal year 2001. The increase in net income resulted from higher Hong Kong Joint Venture earnings, partially offset by higher selling, general and administrative expenses associated with increased sales and higher legal costs partly associated with defending the patent suit described under Item 3 - LEGAL PROCEEDINGS.

FINANCIAL CONDITION AND LIQUIDITY

Cash needs of the Company are currently met by funds generated from operations and from the Company's Factoring Agreement, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum borrowing under this Agreement is $7,500,000. However, based on specified percentages of the Company's accounts receivable and inventory and letter of credit commitments, at March 31, 2003, the borrowings were limited to $1,696,000. Of this amount, $153,400 had been utilized for letters of credit, leaving $1,534,000 available under this Agreement as of March 31, 2003. The outstanding principal balance under this Agreement is payable upon demand. The interest rate on the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to 1% in excess of the prime rate of interest charged by the Company's factor; which, as of March 31, 2003, resulted in a 5.25% rate. The borrowings are collateralized by all the Company's accounts receivable, inventory and a 1.5 acre parcel of land owned by the Company. During the year ended March 31, 2003, working capital increased by $1,975,263, from $402,425 on March 31, 2002, to $2,377,688 on March 31, 2003.

Operating activities used cash of $61,873 for the year ended March 31, 2003. For the fiscal year ended March 31, 2002, operating activities used cash of $114,109. This decrease of $52,236 was primarily due to higher levels of inventory, undistributed Joint Venture earnings primarily offset by higher net income and accounts payable.



                             - 13 -
Investing activities used cash of $16,892 and 2,322 for fiscal years ended 2003 and 2002 for the purchase of equipment.
The Hong Kong Joint Venture offset $1,279,187 and $665,631 of trade amounts due to the Hong Kong Joint Venture in lieu of cash payments.

Financing activities in 2003 provided cash of $110,494, primarily due to the sale of common stock and the exercise of employee stock options. Financing activities in 2002 provided cash of $101,172 which was also primarily from the sale of common stock.

HONG KONG JOINT VENTURE

In fiscal year 2003, sales of the Hong Kong Joint Venture were $23,365,301 compared to $11,410,035 and $6,053,815 in fiscal years 2002 and 2001, respectively.

Net income was $4,755,540 for fiscal year 2003 compared to net income of $2,475,376 and $80,487 in fiscal years 2002 and 2001, respectively. The increase in income for the year ended March 31, 2003 was due primarily to higher sales, including to customers other than the Company.

Gross margins of the Hong Kong Joint Venture for fiscal 2003 increased to 33.7% from 32.6% in the prior year. The primary reason for this increase was that the variable costs in cost of goods sold did not increase at the same rate as sales.

Selling, general and administrative expenses were $2,806,412, $1,530,579 and $1,448,320 for fiscal years 2003, 2002 and 2001, respectively. As a percentage of sales, expenses were 12%, 13% and 24% for fiscal years 2003, 2002 and 2001, respectively. The decrease in selling, general and administrative expense as a percent of sales was due to higher sales volume and variable costs which did not increase at the same rate as sales.

Interest income net of interest expense was $2,315 for fiscal year 2003, compared to $54,164 and $158,098 in fiscal years 2002 and 2001, respectively. The decrease in interest income is due to higher sales and dividend payments which reduced investment balances.

Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During fiscal year 2003, working capital increased by $1,738,218 from $3,844,654 on March 31, 2002 to $5,582,872 on March 31, 2003.





                              - 14 -
RECENTLY ISSUED ACCOUNTING STANDARDS

During fiscal year 2003, the Financial Accounts Standards Board issued Statement of financial Account Standards (SFAS) No. 145, "Rescission of FASB Statements 4, 44, and 64, and Amendment of FASB Statement 13, and Technical Corrections," SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities," SFAS No. 147, "Acquisition of Financial Institutions," and FASB Interpretations (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Company does not expect these new pronouncements to impact the preparation of financial statements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure: an amendment of FASB Statement No. 123." SFAS 148 allows alternative methods of transition for an entity to report a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002. The Company is evaluating both whether to adopt a fair-value based method and the transition methods allowed under this standard and accordingly, cannot determine the impact of adoption at this time.

On January 31, 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which clarifies existing accounting for whether interest entities should be consolidated in financial statements based upon the investees' ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. We are currently evaluating the applicability of FIN 46 to our investments in our Hong Kong Joint Venture and have complied with the disclosure provisions of FIN 46 in these financial statements.









                             - 15 -
CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of the Company's consolidated financial statements and results of operations are based upon the Company's Consolidated Financial Statement included as part of this document. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to bad debts, inventories, income taxes, and contingencies and litigation. The Company bases these estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect management's more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion on the application on these and other accounting policies see Note A to the attached consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped and titled passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. The Company establishes allowances to cover anticipated doubtful accounts based upon historical experience.






                             - 16 -
Inventories are valued at the lower of market or cost. Cost is determined on the first-in first-out method. The Company has recorded a reserve for obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management reviews the reserve quarterly.

We currently have significant deferred tax assets resulting from tax credit carryforwards, net operating loss carryforwards and deductible temporary differences, which will reduce taxable income in future periods. We have provided a valuation allowance on future tax benefits such as foreign tax credits, foreign net operating losses, capital losses and net operating losses.

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax assets will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is a negative evidence such as cumulative losses and losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of our assessment, we established a full valuation allowance for our remaining net deferred tax assets at March 31,2003.

We are subject to lawsuits and other claims, related to patents and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. For more information, see Note H to the consolidated financial statements.


ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal financial instrument is its Factoring Agreement which provides for interest at the factor's prime rate (4.25% at March 31, 2003) plus 1%. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under its Factoring Agreement. A significant rise in the prime rate could materially adversely affect the Company's business, financial



                              - 17 -
condition and results of operations. At March 31, 2003, the Company had no aggregate principal outstanding under the facility. If principal amounts outstanding under the Company's Factoring Agreement remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 0.5%, the Company would pay or save, respectively, an additional $8,500.00 in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.


ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Description                                                  Page

Report of Independent Certified Public Accountants            19

Consolidated balance sheets, March 31, 2003 and 2002          20

Consolidated statements of operations for the years ended     21
  March 31, 2003, 2002 and 2001

Consolidated statements of shareholders' equity for the       23
  years ended March 31, 2003, 2002 and 2001

Consolidated statements of cash flows for the years ended     24
  March 31, 2003, 2002 and 2001

Notes to consolidated financial statements                    25

Schedule II - Valuation and Qualifying Accounts               52
















                             - 18 -
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Universal Security
Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. and subsidiaries (the Company) as of March 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Hong Kong Joint Venture which is accounted for using the equity method. The Company's investment of $3,831,583 and $2,990,067 in the Hong Kong Joint Venture's net assets at March 31, 2003 and 2002, and equity in earnings of $2,120,703, $1,237,688 and $40,243 for each of the three years in the period ended March 31, 2003 are included in the accompanying consolidated financial statements. The financial statements of the Hong Kong Joint Venture were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Hong Kong Joint Venture, is based on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of Universal Security Instruments, Inc. and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended March 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required therein.

/s/ GRANT THORNTON LLP
Baltimore, Maryland
June 13, 2003

                              - 19 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

                                                 March 31,
                                            2003          2002

CURRENT ASSETS
  Cash                                  $   51,112    $   19,383
  Accounts receivable:
    Trade, less allowance for doubtful
      accounts of $10,000 and $68,358
      in 2003 and 2002, respectively       207,539       155,052
    Employees                               16,303         1,115

                                           223,842       156,157

  Amount due from factor                   623,566        38,436

  Inventory                              3,224,229     1,557,994

  Prepaid expenses                         136,343       109,238

TOTAL CURRENT ASSETS                     4,259,092     1,881,218

INVESTMENT IN HONG KONG JOINT VENTURE    3,831,583     2,990,067

PROPERTY AND EQUIPMENT, NET                279,896       301,082

OTHER ASSETS                                11,472        10,095

TOTAL ASSETS                            $8,382,043    $5,182,462


See notes to consolidated financial statements.















                              - 20 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 March 31,
                                            2003          2002

CURRENT LIABILITIES
  Amount due to factor                 $         -   $   216,959
  Accounts payable                       1,173,175       787,492
  Accrued liabilities                      684,979       451,092
  Current obligations under
    capital lease                           23,250        23,250

TOTAL CURRENT LIABILITIES                1,881,404     1,478,793

LONG-TERM OBLIGATIONS UNDER
CAPITAL LEASE                                7,224        22,396

COMMITMENTS AND CONTINGENCIES                    -             -

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value per
    share; authorized 20,000,000
    shares; issued and outstanding
    1,121,982 shares and 1,009,770
    shares at March 31, 2003
    and 2002, respectively                  11,220        10,098
  Additional paid-in capital            11,059,381    10,648,679
  Accumulated deficit                   (4,577,186)   (6,977,504)

TOTAL SHAREHOLDERS' EQUITY               6,493,415     3,681,273

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                   $ 8,382,043   $ 5,182,462


See notes to consolidated financial statements.











                             - 21 -

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                     Years ended March 31,
                                2003          2002        2001

Net sales                   $15,953,883  $10,480,829  $7,731,501

Cost of goods sold           10,980,067    7,668,177   5,652,616

GROSS PROFIT                  4,973,816    2,812,652   2,078,885

Research and development
  expense                       284,552      222,817     176,767

Selling, general and
  administrative expense      4,040,774    3,377,847   2,453,381


Operating income (loss)         648,490     (788,012)   (551,263)

Other income (expense):
  Interest income                     -            -         233
  Interest expense             (153,168)    (188,020)   (248,135)
  Other                           9,100          (31)        (18)

                               (144,068)    (188,051)   (247,920)

INCOME (LOSS) BEFORE EQUITY
IN EARNINGS OF HONG KONG
JOINT VENTURE                   504,422     (976,063)   (799,183)

Earnings from Hong Kong
  Joint Venture:
    Equity in earnings of
      Hong Kong Joint
      Venture                 2,120,703    1,237,688      40,243
  Cost allocable to
    Joint Venture              (224,807)           -           -

NET INCOME (LOSS)           $ 2,400,318  $   261,625  $ (758,940)

Net income (loss) per share
  Basic                     $      2.23  $      .28   $     (.83)
  Diluted                   $      2.05  $      .28   $     (.83)

Shares used in computing net
  income (loss) per share:
    Basic                     1,075,079     938,624      912,270
    Diluted                   1,171,309     945,770      912,270

See notes to consolidated financial statements.

                             - 22 -

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             Additional
              Common Stock     Paid-In   Accumulated
             Shares   Amount   Capital     Deficit      Total

Balance at
 March 31,
 2000        912,270 $ 9,123 $10,533,310 $(6,480,189) $4,062,244

Net loss                                    (758,940)   (758,940)


Balance at
 March 31,
 2001        912,270   9,123  10,533,310  (7,239,129)  3,303,304

Issuance of
 common
 stock from
 the
 exercise
 of
 employee
 stock
 options      97,500     975     115,369                 116,344

Net income                                   261,625     261,625


Balance at
 March 31,
 2002      1,009,770  10,098  10,648,679  (6,977,504)  3,681,273

Issuance
 of common
 stock
 from the
 exercise
 of
 employee
 stock
 options      40,750     407      92,218                  92,625

Issuance
 of
 common
 stock        51,000     510     249,490                 250,000

Stock
 issued
 in lieu
 of
 directors
 fees          6,974      70      29,930                  30,000

Stock
 issued
 in
 satis-
 faction
 of
 accrued
 liabil-
 ities        13,488     135      39,064                  39,199

Net income                                 2,400,318   2,400,318

Balance at
 March 31,
 2003      1,121,982 $11,220 $11,059,381 $(4,577,186) $6,493,415

See notes to consolidated financial statements.

                             - 23 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


Years Ended March 31,
CASH FLOWS FROM
 OPERATING ACTIVITIES          2003         2002          2001

  Net income (loss)        $ 2,400,318  $   261,625  $  (758,940)
  Adjustments to reconcile
    net income (loss) to
    net cash used in
    operating activities:
      Depreciation and
        amortization            38,077       30,483       45,858
      Stock issued to
        directors in lieu
        of fees                 30,000            -            -
      Change in allowance
        for doubtful
        accounts               (58,358)     (31,642)           -
      Inventory reserve
        write-down             (10,000)      61,741            -
      Earnings of Hong Kong
        Joint Venture       (2,120,703)  (1,237,688)     (40,243)
      Changes in operating
        assets and
        liabilities:
          Increase in
            accounts
            receivable and
            amount due from
            factor            (594,447)    (106,494)    (345,499)
        (Increase) decrease
          in inventories    (1,656,235)     524,058     (205,735)
        (Increase) decrease
          in prepaid
          expenses             (27,105)     (51,567)      34,083
        Increase in accounts
          payable and
          accrued expenses   1,937,597    1,114,087      269,529
        (Increase) decrease
          in other assets       (1,377)       6,012       (3,802)
        Decrease in amount
          due to factor              -     (684,726)           -

NET CASH USED IN
  OPERATING ACTIVITIES         (61,873)    (114,109)  (1,004,749)

INVESTING ACTIVITIES
  Purchase of equipment        (16,892)      (2,322)     (11,182)

NET CASH USED IN
  INVESTING ACTIVITIES         (16,892)      (2,322)     (11,182)

FINANCING ACTIVITIES
  Net (repayments)
    borrowings of
    short-term debt           (216,959)           -      973,728
  Principal payments of
    capital lease
    obligations                (15,172)     (15,172)     (15,172)
  Proceeds from issuance
    of common stock from
    exercise of employee
    stock options               92,625            -            -
  Proceeds from issuance
    of common stock            250,000      116,344            -

NET CASH PROVIDED BY
   FINANCING ACTIVITIES        110,494      101,172      958,556

INCREASE (DECREASE)
  IN CASH                       31,729      (15,259)     (57,375)

Cash at beginning of
  period                        19,383       34,642       92,017

CASH AT END OF PERIOD      $    51,112   $   19,383  $    34,642

Supplemental information:
  Interest paid            $   153,168   $   188,020 $   248,135
  Income taxes paid                  -             -           -

Non-cash investing
  transactions:
    Issuance of 13,488
      shares of common
      stock in
      satisfaction of
      accrued liabilities       39,199             -           -

    Repayment of trade
      payables due the
      Hong Kong Joint
      Venture in lieu of
      cash distributions     1,279,187       665,631           -

See notes to consolidated financial statements.

                             - 24 -
UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: The Company's primary business is the sale of smoke alarms and other safety products to retailers, wholesale distributors and to the electrical distribution trade which includes electrical and lighting distributors as well as manufactured housing companies. The Company imports all of its safety and other products from foreign manufacturers. The Company, as an importer, is subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions and currency fluctuations.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition: The Company recognizes sales upon the shipment of its products net of applicable provisions for any discounts or allowances.

Stock-Based Compensation: For fiscal 2003 and prior years the Company used the intrinsic value method as defined by Accounting Principles Board Opinion No. 25 to account for stock-based employee compensation in each period presented. The Company intends to adopt SFAS No. 123 as amended by SFAS No. 148 during fiscal 2003 but has not yet made a determination as to the transition method to use or completed the valuation of the options granted during January 2003.

The following table illustrates the effect on net income (loss) and net income (loss) per share had compensation costs for the stock-based compensation plan been determined based on the grant date fair values of awards under the provisions of SFAS No. 123, for the fiscal years.

                             - 25 -
                                      Year Ended March 31
                                2003        2002         2001

Net income, as reported      $2,400,318    $261,625    $(758,940)

Deduct: Total stock-based
employee compensation
expense determined under
fair value, net of
related tax effects.            (83,939)    (48,729)      23,634

Pro forma net income          2,316,379     212,896     (782,574)

Earnings per share:
  Basic - as reported              2.23         .28         (.83)
  Basic - pro forma                2.15         .23         (.86)

  Diluted - as reported            2.05         .28         (.83)
  Diluted - pro forma              1.98         .23         (.86)

Research and Development: Research and development costs are charged to operations as incurred.

Accounts Receivable: In September, 2000, the Financial Accounting
Standards Board issued Statement of Financial Accounting
Standards No. 140, "Accounting for Transfers and Servicing of
Financial Assets and Extinguishments of Liabilities" (SFAS No.
140), which is effective for transfers of financial assets occurring after March 31, 2001.

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

The Company sells trade receivables on a pre-approved non-recourse basis to the Factor under the Factoring Agreement on an ongoing basis. Factoring charges recognized on sales of receivables are included in selling, general and administrative expenses in the consolidated statements of income and amounted to



                             - 26 -
$160,125 and $104,164 for the years ended March 31, 2003 and 2002, respectively. The Agreement for the sale of accounts receivable provides for continuation of the program on a revolving basis until terminated by one of the parties to the Agreement.

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $498,179, $376,359 and $244,149 in fiscal years 2003, 2002 and 2001, respectively.

Inventories: Inventories (consisting primarily of finished goods) are stated at the lower of cost (first-in, first-out method) or market. Included as a component of finished goods inventory are additional non-material costs. These costs include freight, import duty and inspection fees of $376,899 and $186,470 at March 31, 2003 and 2002, respectively.

The Company reviews inventory quarterly to identify slow moving products and valuation allowances are provided when deemed necessary.

Property and Equipment: Property and equipment are recorded at cost, less accumulated depreciation and amortization.
Depreciation and amortization are provided by using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are as follows:

     Leasehold improvements   -    Term of lease
     Machinery and equipment  -    5 to 10 years
     Furniture and fixtures   -    5 to 15 years
     Computer equipment       -    5 years

Accounting for Hong Kong Joint Venture: The Company has a 50% investment in a Hong Kong manufacturing facility. The Hong Kong Joint Venture investment is accounted for using the equity method. The investment and earnings are adjusted to eliminate intercompany profits.









                             - 27 -
Income Taxes: The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.

Net Income (Loss) per Share: The Company reports basic and diluted earnings per share. Basic earnings per share exclude dilution and are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss), adjusted by the assumed conversion of any potential common share equivalents, including stock options, by the weighted number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive). Common stock equivalents totaling 14,750 at March 31, 2001 were not included in the computation of diluted loss per share, because to do so would have been anti-dilutive.

Recently Issued Accounting Standards: During fiscal year 2003, the Financial Accounts Standards Board issued Statement of financial Account Standards (SFAS) No. 145, "Rescission of FASB Statements 4, 44, and 64, and Amendment of FASB Statement 13, and Technical Corrections," SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities," SFAS No. 147, "Acquisition of Financial Institutions," and FASB Interpretations
(FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Company does not expect these new pronouncements to impact the preparation of financial statements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure: an amendment of FASB Statement No. 123." SFAS 148 allows alternative methods of transition for an entity to report a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002. The Company is evaluating both whether to adopt a fair-value based method and the transition methods allowed under this standard and accordingly, cannot determine the impact of adoption at this time.






                             - 28 -
On January 31, 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which clarifies existing accounting for whether interest entities should be consolidated in financial statements based upon the investees' ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. We are currently evaluating the applicability of FIN 46 to our investments in our Hong Kong Joint Venture and have complied with the disclosure provisions of FIN 46 in these financial statements.

Reclassifications: Certain prior year amounts have been reclassified in order to conform with current year presentation.


NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                 March 31,
                                           2003            2002
Land and improvements                    $174,034        $174,034
Leasehold improvements                     71,885          71,885
Machinery and equipment                    77,746         157,626
Furniture and fixtures                    166,344         155,154
Computer equipment                         69,830          65,955
Equipment held under capital lease         80,950          80,950
                                          640,789         705,604
Less accumulated depreciation
  and amortization                        360,893         404,522
                                         $279,896        $301,082


NOTE C - INVESTMENT IN HONG KONG JOINT VENTURE

The Company holds a 50% interest in a Joint Venture with a Hong Kong Corporation, which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. As of March 31, 2003, the Company has an investment balance of $3,831,583 for its 50% interest in the Hong Kong Joint Venture.







                             - 29 -
The following represents summarized financial information derived from the audited financial statements of the Hong Kong Joint Venture as of March 31, 2003 and 2002 and for the years ended March 31, 2003, 2002 and 2001. This information was audited by other accountants and their report is included at March 31, 2003 and 2002. (See Page 101 for additional details.)

                                               March 31,
                                       2003               2002

Current assets                     $ 8,343,860         $5,897,705
Property and other assets            2,500,674          2,117,443

Total                              $10,844,534         $8,015,148

Current liabilities                $ 2,761,078         $2,053,051
Non-current liabilities                  3,846             43,047

Equity                               8,079,610          5,919,050

Total                              $10,844,534         $8,015,148


                                For the Year Ended March 31,
                             2003          2002          2001

Net sales                $23,365,301   $11,410,035    $6,053,815
Gross profit               7,870,436     3,717,474     1,305,164
Net income                 4,755,540     2,475,376        80,487

During the years ended March 31, 2003, 2002 and 2001, the Company purchased $7,329,221, $4,895,903 and $3,841,325, respectively, of finished product from the Hong Kong Joint Venture, which represents 66%, 78% and 66%, respectively, of the Company's total finished product purchases for the years ended at March 31, 2003, 2002 and 2001. Amounts due the Hong Kong Joint Venture included in Accounts Payable totaled $480,546 and $199,917 at March 31, 2003 and 2002, respectively. Amounts due from the Hong Kong Joint Venture included in Accounts Receivable totaled $40,000 and $53,676 at March 31, 2003 and 2002, respectively.

The Company incurred interest costs charged by the Hong Kong
Joint Venture of $16,585, $27,659 and $26,762 during the years ended March 31, 2003, 2002 and 2001, respectively, related to its purchases.





                             - 30 -
In 2002, the Company has amended its employment agreements so that bonuses are based on the domestic and joint venture operating performance and, as a result, payments are allocable between domestic operations and joint venture operations. The Company recorded $224,807 of costs allocatable to the joint venture in the accompanying statement of operations for the year ended March 31, 2003.


NOTE D - AMOUNTS DUE TO FACTOR

The Company sells certain of its trade receivables on a pre-approved, non-recourse basis to a Factor. Since these are sold on a non-recourse basis, the factored trade receivables and related repayment obligations are not recorded in the Company's consolidated balance sheets. The financing from the factoring of the Company's trade receivables totaled $1,691,139 and $1,426,751 at March 31, 2003 and 2002, respectively.

The Company's Factoring Agreement provides for financing of up to a maximum of $7,500,000 with the amount available at any one time based on 85% of uncollected non-recourse receivables sold to the factor and 45% of qualifying inventory, which at March 31, 2003 was $1,696,000.

At March 31, 2003 and 2002 the Company owed $0 and $216,959 to its factor under the Agreement. The amounts due to its factor at March 31, 2002 relates to amounts advanced to the Company under the Agreement in excess of amount allowed to be advanced related to the Company's factored accounts receivable. In addition to the factored accounts receivable, this excess amount is secured by the Company's inventory and real property owned by the Company.

Under this Factoring Agreement, the Company sold receivables of approximately $15,500,000 and $10,300,000 during the years ended March 31, 2003 and 2002, respectively. Gains and losses recognized on the sale of factored receivables include the fair value of the limited recourse obligation. The uncollected balance of non-recourse receivables held by the factor amounted to $2,171,324 and $1,426,751 at March 31, 2003 and 2002,
respectively.

Any outstanding amounts due to the factor are payable upon demand. The interest rate on this amount is the prime rate of interest plus 1% (5.25% at March 31, 2003).





                             - 31 -
NOTE E - LEASES

The Company entered into capital lease agreements for various equipment, with an outstanding balance of $30,474 as of March 31, 2003. The leases have imputed interest rates ranging from 7.6% to 10%, with monthly payments aggregating $1,810 per month.

                                            Year Ended March 31,
                                             2003          2002
Obligations under capital lease            $30,474       $45,646
Less current maturities                     23,250        23,250
                                           $ 7,224       $22,396

Maturities of long term capital lease obligations for the three years following March 31, 2003 are as follows:

     Year
     2004                                          $24,487
     2005                                            7,435
     Total                                          31,922
     Less amounts representing interest              1,448
     Obligations under capital lease               $30,474

During December 1999, the Company entered into an operating lease for its office and warehouse which expires in October 2005. This lease is subject to renewal for an additional three years and has increasing rentals at 3% per year.

Effective March 2003, the Company entered into an operating lease for an approximately 1,800 square foot office in Naperville, Illinois. This lease, which expires in February 2006, is subject to renewal for an additional six years with increasing rentals at 3% per year.

Rental expenses totaled $67,886 and $57,164 for the years ended
March 31, 2003 and 2002. Future obligations for the years ended
March 31, under these non-cancelable operating leases are as follows:

                    Year                Amount
                    2004               $ 95,685
                    2005                 98,184
                    2006                 31,048
                                       $224,917







                             - 32 -
NOTE F - INCOME TAXES

No provision for US federal or state income taxes have been recorded in any period presented, as the Company has incurred domestic operating losses in prior periods.

Realization of deferred tax assets is dependent upon future earnings, if any. The Company has recorded a full valuation allowance against its deferred tax assets since management believes it is more likely than not that these assets may not be realized. No income tax benefit has been recorded for all periods presented because of the valuation allowance.

At March 31, 2003, the Company has net operating loss (NOL) carryforwards in the United States of America of approximately
$5,346,359 for income tax purposes that expire in 2009 through 2020.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                          March 31,
                               2003         2002         2001

Deferred tax liabilities:
  Unremitted Hong Kong
    Joint Venture
      earnings not
      considered
      permanently
      reinvested           $ 1,465,270  $ 1,054,553  $   836,800

    Gross deferred tax
      liabilities            1,465,270    1,054,553      836,800














                             - 33 -
                                          March 31,
                               2003         2002         2001

Deferred tax assets:
  Financial statement
    accruals and
    allowances                 232,167      170,990       75,070

  Inventory uniform
    capitalization              72,200       72,200       72,200

  Other                         41,983       47,367       39,650

  NOL carryforwards
    and tax credits          2,031,616    2,612,451    2,611,908

    Gross deferred
      tax assets             2,377,966    2,903,008    2,798,828

  Valuation allowance         (912,696)  (1,848,455) (1,6962,028)

Net deferred tax assets    $       -0-  $       -0-  $       -0-


The reconciliation of the income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                     Years ended March 31,
                                  2003        2002       2001
Federal tax expense (benefit)
  at statutory rate on
  domestic income (loss)(34%)     $ 95,056  $(331,981) $(271,722)

State tax expense (Benefit)         96,013     10,451    (30,357)

Equity in (earnings) loss from
  Hong Kong Joint Venture          721,039    420,814     13,683

Change in valuation allowance     (935,758)  (113,573)   276,262

Other                               23,650     14,289     12,134

                                 $     -0-  $     -0-  $     -0-








                             - 34 -
NOTE G - SHAREHOLDERS' EQUITY

Common Stock - During the year ended March 31, 2003, the Company issued 112,212 shares of its common stock of which 40,750 were issued on the exercise of employee stock options for total proceeds of $92,625; 51,000 shares were sold for $250,000;
6,974 shares were issued to directors in lieu of directors fees and 13,488 shares were issued in satisfaction of previously accrued amounts. During the year ended March 31, 2002, the Company issued 97,500 shares of its common stock on the exercise of employee stock options and received proceeds of $92,625.

Employee Stock Purchase Plan - Under the terms of the Company's 1988 Employee Stock Purchase Plan, eligible employees can purchase shares of the Company's common stock through payroll deductions at a price equal to 90% of the price of the shares.

The Company has reserved 25,000 shares of common stock for issuance under the Plan. No member of the Board of Directors who is not an employee of the Company, and no member of the committee administering the Plan, can participate in the Plan. At March 31, 2003, approximately 16,250 shares remain reserved for issuance under this Plan.

Stock Options - Under terms of the Company's 1978 Non-Qualified Stock Option Plan, as amended, 493,750 shares of common stock are reserved for the granting of stock options, of which 109,019 shares have been issued as of March 31, 2003, leaving 343,981 available for issuance upon exercise of options granted, or available for future grants to employees and directors. Under provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable. All options expire five years from the date of grant and have an exercise price at least equal to the market price at the date of grant. The options usually vest at 25% a year over four years.

The following tables summarize the status of options under the Non-Qualified Stock Option Plan at March 31, 2003 and option transactions for the three years then ended:












                            - 35 -
Status as of March 31, 2003                     Number of Shares
Presently exercisable                                   206,875
Exercisable in future years                              39,625

Total outstanding                                       246,500
Available for future grants                              97,481

Shares of common stock reserved                         343,981

Outstanding options:
     Number of holders                                       18
     Average price per share                              $3.43
     Expiration dates           December 2003 to September 2007

Transactions for the Three Years Ended March 31, 2003:

                                   Number of    Weighted Average
                                     Shares      Exercise Price

Outstanding at March 31, 2000       237,875
 Granted                              5,000          $4.50
 Canceled                            (4,500)          2.56

Outstanding at March 31, 2001       238,375
 Granted                            149,000           2.23
 Canceled                           (60,625)          4.11
 Exercised                          (97,500)          1.19

Outstanding at March 31, 2002       229,250
 Granted                             89,000           4.96
 Canceled                           (31,000)          3.02
 Exercised                          (40,750)          2.17

Outstanding at March 31, 2003       246,500


The following table summarizes information about stock options outstanding at March 31, 2003:

                                                      Options
                      Options Outstanding           Exercisable
                           Weighted   Weighted           Weighted
                           Average     Average   Number   Average
   Range of     Number of  Exercise   Contract     of    Exercise
Exercise Price   Shares     Price    Life (Yrs)  Shares    Price
$1.30 to $2.99    76,250    $1.93       3.50     70,250    $2.06
$3.00 to $3.99   101,250     3.23       2.75     75,125     3.18
$4.00 to $5.99    45,000     4.50       3.96     42,500     4.50
$6.00 to $7.20    24,000     6.97       4.50     19,000     7.20


                             - 36 -
The Company accounts for stock options granted to employees in accordance with APB 25. Under APB 25, when the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has provided additional pro forma disclosures as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

For disclosure purposes, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options and rights to receive stock in 2003, 2002 and 2001; no annual dividends, expected volatility of 80%, 80% and 85%, respectively, risk-free interest rate ranging from 4.0% to 6.5% and expected life of five years. The weighted-average fair values of the stock options granted in 2003, 2002 and 2001 were $5.00, $1.16 and $1.44, respectively.

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

The following disclosures for the financial statements for the year ended March 31, 2003, assume that the Company continues to account for stock-based employee compensation using the intrinsic value method under Opinion 25. For simplicity, this illustration also assumes that all previous awards were fixed stock options with no intrinsic value at the date of grant.

At March 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note G. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issues to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
                             - 37 -
NOTE H - COMMITMENTS AND CONTINGENCIES

The Company entered into a three year employment agreement with the President of its USI ELECTRIC, INC. subsidiary with fixed annual remuneration amounts for three years and expires in March 2006. The agreement provides, among other things, incentive compensation based on the Company achieving certain levels of profitability from certain levels of sales for the year ended March 31, 2003. The Company also entered into a three-year employment agreement with its President with annual remuneration amounts and incentive compensation based on the Company achieving certain levels of profitability. The agreement was extended effective April 1, 2003, and expires in July 2008.

In December 2001, Leviton Manufacturing Company filed a civil action in the United States District Court for the District of Maryland (Case No. 01CV3855), alleging that, subsequent to December 11, 2001, the Company's ground fault circuit interrupters infringe on the plaintiff's patents and service marks. The plaintiff is seeking injunctive relief and damages to be determined at trial. The Company and its counsel believe that the Company has meritorious defenses to the claim and is aggressively defending the suit. The Company believes it has adequately reserved for this case.

On June 13, 2003, Leviton Manufacturing Co., Inc. filed a second civil suit against the Company in the United States District Court for the District of Maryland (Case No. 03-CV-1701), alleging this time that the Company's ground fault circuit interrupters infringe on several more patents issued to the plaintiff with respect to reset lockout technology mandated by the revision of UL Standard 943 for ground fault circuit interrupters, effective January 2003. Leviton has also asserted various trade dress and unfair competition claims many of which correspond to the claims in the previously identified pending suit. The plaintiff is seeking injunctive relief and damages to be determined at trial. The Company has not yet answered and/or counterclaimed against the plaintiff, but the Company believes that it has meritorious defenses to the claims and will aggressively defend the suit.

On June 11, 2003, Walter Kidde Portable Equipment Inc. filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 1:03CV00537), alleging that certain of the Company's battery powered smoke detectors infringe a patent acquired by Kidde. The plaintiff is seeking injunctive relief and damages to be determined at trial. The Company has not yet answered and/or counterclaimed against the plaintiff, but the Company and its counsel believe that the Company has meritorious defenses to the claims and will aggressively defend the suit.

                             - 38 -
From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company's financial statements.


NOTE I - MAJOR CUSTOMERS

The Company is primarily a distributor of safety products for use in home and business under both its tradenames and private labels for other companies. The Company's purchased a majority of its products from its 50% owned Hong Kong Joint Venture.

There were not any customers that represented in excess of 10% of the Company's product sales during the three years in the period ended March 31, 2003.


NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly Results of Operations (Unaudited):

The unaudited quarterly results of operations for fiscal years
2003 and 2002 are summarized as follows:

                                Quarter Ended
2003            June 30, September 30,  December 31,   March 31,
Net sales     $3,750,926     $4,091,272   $4,252,447   $3,859,238
Gross profit   1,083,225      1,286,147    1,289,601    1,314,843
Net income       576,940        630,129      673,365      519,883
Net income
 per share
 - basic             .57            .60          .61          .46
Net income
 per share
 - diluted           .55            .55          .55          .42

                                  Quarter Ended
2002            June 30,  September 30,  December 31,   March 31,
Net sales     $2,255,130     $2,653,482    $2,965,386  $2,606,831
Gross profit     552,282        748,584       790,350     721,436
Net income        62,359         23,543        36,433     139,290
Net income
 per share
 - basic             .07            .03           .04         .14
Net income
 per share
 - diluted           .07            .03           .04         .13


ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES
None.








                             - 39 -
                          PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS

The Company's Board of Directors consists of six directors. The following is a list of individuals currently serving as directors of the Company until the Company's next annual stockholders meeting and individuals currently serving as executive officers of the Company:

                       Principal Occupation              Director
                       for past five years                  since

Stephen Knepper....59  Director; Chairman of the Board       1970
                       of the Company since October 2001;
                       Vice Chairman of the Board of the
                       Company since September 1996;
                       Chairman of the Board of the Company
                       from 1970 to September 1996.

Michael Kovens.....60  Director; Chairman of the Board       1970
                       of the Company from September
                       1996 to October 2001; President
                       of the Company from 1970 to
                       September 1996.

Harvey Grossblatt..56  Director since September 1996;        1996
                       President since June 1996;
                       Chief Financial Officer since
                       October 1983; Vice President
                       of the Company from December
                       1986 to June 1996; Secretary and
                       Treasurer of the Company since
                       September, 1988.

Cary Luskin........46  President of The Big Screen Store,    2002
                       Inc., a chain of large-screen
                       television retail stores.

Howard Silverman...61  Vice President, Magellan Health
      2002
                       Service from 1990 to 2001. Self-
                       employed as a consultant since
                       2001.

Ronald Seff........55  Ophthalmologist since 1977.           2002



                              - 40 -
ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table
The following table reflects the aggregate amount paid or accrued by the Company in its three most recent fiscal years, for each executive officer whose compensation exceeded $100,000 in that year:

                                                            All
                                  Long-Term Compensation   Other
         Annual Compensation          Stock        LTIP   compen-
Year  Salary     Bonus    Other   Awards Options Payouts   sation

Name and Principal Position
Stephen Knepper, Chairman of the Board and Chief Executive
Officer(1)
2003 $ 97,832  $110,219 $22,271(2)  -    35,000     -  $15,024(3)
2002   87,676    13,081  17,503(2)  -    42,500     -   12,762(3)
2001   55,132      -     15,116(2)  -       -       -      846(3)

Harvey Grossblatt, President, CFO, Secretary & Treasurer
2003 $123,928  $120,219 $   -       -    20,000     -  $15,655(4)
2002  128,849    13,081     -       -    47,750     -   15,261(4)
2001  124,780      -        -       -     5,000     -    2,890(4)

(1) On October 23, 2001, Mr. Knepper was elected Chairman and Chief Executive Officer.
(2) Includes an automobile allowance of $12,000 for the fiscal year ended March 31, 2003, reimbursement of medical expenses in the amount of $11,292 for the fiscal year ended March
    31, 2002, and payment of life insurance premiums in the amount of $4,861 for the fiscal year ended March 31, 2001.
(3) Represents: payment of term life insurance premiums in the amount of $1,624, $1,012, and $846 for the fiscal years ended March 31, 2003, 2002 and 2001, respectively; and Company contributions on behalf of the named officer to the Company's 401(k) Plan in the amount of $12,650 and $12,500 for the fiscal years ended March 31, 2003 and 2002, respectively.
(4) Represents: payment of term life insurance premiums in the amount of $2,255, $2,761, and $2,890 for the fiscal years ended March 31, 2003, 2002 and 2001, respectively; and Company contributions on behalf of the named officer to the Company's 401(k) Plan in the amount of $12,650 and $12,500 for the fiscal years ended March 31, 2003 and 2002, respectively.

Option Grants in Last Fiscal Year
The following table sets forth information with respect to the grant of stock options during the Company's fiscal year ended
March 31, 2003 to the executive officers named in the Summary
Compensation Table:

                                                    Potential
             Individual Grants                   Realized Value
             % of Total                         at Assumed Annual
             Options to   Exercise               Rates of Stock
    No. of   Granted in   or Base              Price Appreciation
   Options  Employees in   Price   Expiration  for Option Term(1)
   Granted   Fiscal Year ($/Share)    Date    0%(2)   5%     10%

Name
Stephen Knepper
  20,000(3)    22.47%       $4.50   06/27/07    -   $4,500 $9,000
Stephen Knepper
  15,000(3)    16.85%       $3.75   06/27/07    -   $1,875 $3,750

Harvey Grossblatt
    20,000(3)  22.47%       $4.50   03/31/07    -   $4,500 $9,000

(1) The 5% and 10% assumed rates of compensation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.
(2) Denotes realizable value at the date of grant which reflected a market value or higher valuation per share.
(3) Five year option fully exercisable and vested.

                             - 41 -
Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
Option/SAR Values

                                   Number              Value
                               of Unexercised     of Unexercised
          Shares             Options at FY-End  Options at FY-End
         Acquired    Value    Exerci/Unexerci-   Exerci/Unexerci-
Name   In Exercise  Realized   sable/sable        sable/sable

Stephen
 Knepper     -        $   -    52,500/     -   $233,150/     -
Harvey
 Gross-
 blatt     6,250       18,188  60,312/12,438   $290,868/$58,564

Employment Agreements

Harvey Grossblatt entered into an employment agreement with the Company effective April 1, 2002. The employment agreement provides that Mr. Grossblatt is employed for a term ending June 30, 2005 at an initial base annual salary of $122,500, subject to automatic annual cost of living increases and further subject to increases in the Board's discretion. Additionally, Mr. Grossblatt is entitled to bonus compensation for each fiscal year of the Company in which the Company earned pre-tax net income of at least $100,000, in an amount equal to 5% of pre-tax net income up to $1,000,000, 4% of pre-tax net income over $1,000,000 up to $2,000,000, 3% of pre-tax net income over $2,000,000 up to $3,000,000, and 1% of pre-tax net income over $3,000,000.

Effective April 1, 2003, Mr. Grossblatt's Employment Agreement was amended to: (i) extend the term until July 31, 2008; (ii) increase the annual base salary to $180,000 subject to automatic annual cost of living increases up to 4%; and (iii) revising the annual bonus compensation to provide that the bonus is paid on pre-tax net income in excess of an amount equal to 8% of shareholders' equity as of the start of the fiscal year, as follows: 3% of all (after the 8% threshold) pre-tax net income up to $1 million, 4% of pre-tax net income from $1-$2 million, 5% of pre-tax net income from $2-$3 million, 6% of pre-tax net income from $3-$4 million, 7% of pre-tax net income over $4 million.

Under the Employment Agreement, Mr. Grossblatt has been granted an option to purchase 20,000 shares of common stock at an exercise price of $4.50 per share pursuant to the Company's Non-Qualified Stock Option Plan, and is also entitled to life, health and disability insurance benefits, medical reimbursement, automobile allowance, and Company paid retirement plan contributions.

If the employment agreement is terminated by the Company other than for cause or Mr. Grossblatt's death or disability, Mr. Grossblatt is entitled to receive a lump sum payment equal to Mr. Grossblatt's base salary for the balance of the employment agreement's term plus the amount of Mr. Grossblatt's last bonus


                              - 42 -
and an additional lump sum payment payable on the date the term of the employment agreement would have expired equal to two times Mr. Grossblatt's base salary for the last 12 months plus the amount of Mr. Grossblatt's last bonus. In addition, Mr. Grossblatt would be entitled to receive the health insurance and medical reimbursement benefits for the balance of the term and a period of three years thereafter.

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


ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 19, 2003, the following persons were "beneficial owners" (as that term is defined under Rule 13d-3 promulgated by the Securities and Exchange Commission) of more than five percent of the Company's common stock.




                              - 43 -
Name and address of             Shares             Percent
beneficial owner          Beneficially Owned(1)    of class

Michael Kovens                  285,795              25.5%
6 Regency Court
Baltimore, MD 21208

Stephen Knepper                 151,631(2)           12.9%
7-A Gwynns Mill Court
Owings Mills, MD 21117

Ronald Lazarus                  128,850(3)           10.7%
7-A Gwynns Mill Court
Owings Mills, MD 21117

Bruce Paul                      104,500               9.3%
One Hampton Road
Purchase, NY 10577

Harvey B. Grossblatt             78,396(4)            6.6%
7-A Gwynns Mill Court
Owings Mills, MD 21117


(1) For the purpose of determining the percentages of stock beneficially owned, shares of stock subject to options exercisable within 60 days of June 19, 2003 are deemed to be outstanding.

(2) Includes 52,500 shares which Mr. Knepper presently has the right to acquire through the exercise of stock options and 2,000 shares held by a trust in which Mr. Knepper has voting control.

(3) Includes 82,000 shares which Mr. Lazarus presently has the right to acquire through the exercise of stock options.

(4) Includes 64,874 shares which Mr. Grossblatt presently has the right to acquire through the exercise of stock options.











                              - 44 -
As of June 19, 2003, the shares of the Company's common stock owned beneficially by each director, by each executive officer and by all directors and officers as a group were as follows:

                                    Shares             Percent
Name of beneficial owner       Beneficially Owned(1)   of class


Michael Kovens                       285,795             25.5%
Stephen Knepper                      151,631(2)          12.9%
Harvey Grossblatt                     78,396(3)           6.6%
Cary Luskin                           30,167(4)           2.7%
Ronald A. Seff                        39,515              3.5%
Howard Silverman                       6,167(4)           0.3%
All directors and officers as        720,596(5)          54.3%
  a group (6 persons included)


(1) See footnote 1 under previous table.
(2) See footnote 2 under previous table.
(3) Includes 64,874 shares which Mr. Grossblatt presently has the right to acquire through the exercise of stock options.
(4) Includes 2,500 shares which Mr. Luskin and Dr. Silverman each presently has the right to acquire through the exercise of stock options.
(5) See footnotes 1 through 4 on previous table.

Equity Compensation Plan Information

                                                      Number of
                                                     securities
                                                      remaining
                                                    available for
                                                     for future
                                                      issuance
                   Number of                        under equity
                   Securities        Weighted-      compensation
                     to be            average           plans
                  issued upon        exercise        (excluding)
                  exercise of        price of        securities
                  outstanding      outstanding        reflected
  Plan              options          options        in column(a)]
Category              (a)              (b)              (c)

Equity              246,500           $3.43            97,481
 compensation
 plans approved
 by security
 holders

Equity                 -                -                -
 compensation
 plans not
 approved by
 security
 holders

Total               246,500           $3.43            97,481



                              - 45 -
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's directors and executive officers and each person who owns more than 10% of the Company's Common Stock, file with the Securities and Exchange Commission an initial report of beneficial ownership and subsequent reports of changes in beneficial ownership of the Shares. To our knowledge, based solely upon the review of the copies of such reports furnished to us, all of these reporting persons complied with the
Section 16(a) filing requirements applicable to them with respect to transactions during the fiscal year ended March 31, 2003, other than Mr. Kovens, who filed one Form 4 late with respect to a disposition of shares of Common Stock.


ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had several related party transactions with its Hong
Kong Joint Venture in its normal course of business. See NOTE C to the Consolidated Financial Statements for a description of these transactions.

ITEM 14.

CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Stephen C. Knepper, the Company's Chief Executive Officer, and Harvey B. Grossblatt, the Company's Chief Financial Officer, as of a date within 90 days of the filing date of this annual report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                              - 46 -
ITEM 15.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

The following is a description of the fees billed to the Company by Grant Thornton LLP (the "Auditor") during the fiscal years ended March 31, 2003 and 2002:

Audit Fees. Audit fees include fees paid by the Company to the Auditor in connection with the annual audit of the Company's consolidated financial statements, and review of the Company's interim financial statements. Audit fees also include fees for services performed by the Auditor that are closely related to the audit and in many cases could only be provided by the Auditor. Such services include consents related to SEC and other regulatory filings. The aggregate fees billed to the Company by the Auditor for audit services rendered to the Company for the years ended March 31, 2003 and 2002 totaled $69,500 and $42,250, respectively.

Audit Related Fees. Audit related services include due diligence services related to accounting consultations, internal control reviews, and employee benefit plan audits. The aggregate fees billed to the Company by the Auditor for audit related services rendered to the Company for the years ended March 31, 2003 and 2002 totaled $0 and $0, respectively.

Tax Fees. Tax fees include corporate tax compliance, counsel and advisory services. The aggregate fees billed to the Company by the Auditor for the tax related services rendered to the Company for the years ended March 31, 2003 and 2002 totaled $5,000 and $5,000, respectively.

All Other Fees. There were no other audit services provided in both years.













                              - 47 -
Approval of Independent Auditor Services and Fees

The Company's Audit Committee reviews all fees charged by the Company's independent auditors, and actively monitors the relationship between audit and non-audit services provided. Effective April 1, 2003, the Audit Committee must pre-approve all services provided by the Company's independent auditors and fees charged. The Audit Committee has further mandated that all independent auditor services strictly adhere to the limitations contained within the SEC's release, "Strengthening the Commission's Requirements Regarding Auditor Independence," which was issued in final form in January 2003. The release restricts engagement of the independent auditors to perform non-audit services; requires Audit Committee pre-approval of all audit and non-audit services; addresses the duration of time certain independent auditor partners can serve on the audit engagement and the manner of the partners' compensation; restricts employment by the Company of senior engagement team personnel; requires the independent auditor to report certain matters to the Audit Committee; and requires certain disclosures to investors of information related to the nature of audit and non-audit services provided and associated fees. The Company's senior corporate financial management administers these requirements, and will report throughout the year to the Audit Committee.

























                             - 48 -
                              PART IV

ITEM 16.

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

       The following consolidated financial statements are included in Part II, Item 8.

          Consolidated balance sheets, March 31, 2003 and 2002

          Consolidated statements of operations for the years ended March 31, 2003, 2002 and 2001.

          Consolidated statements of shareholders' equity for the years ended March 31, 2003, 2002 and 2001.

          Consolidated statements of cash flows for the years ended March 31, 2003, 2002 and 2001.

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

(a) 3. Exhibits required to be filed by Item 601 of Regulation
       S-K

Exhibit No.

3.1 Articles of Incorporation, as amended (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 0-7885)

3.2 Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 31, 2002, file No. 0-7885)

3.3 Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, file No. 0-7885)


                              - 49 -
10.1 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, File No.
     0-7885)

10.2 Hong Kong Joint Venture Agreement, as amended (confidential treatment of Name requested and filed separately with the Commission)*

10.3 Amended Factoring Agreement with CIT Group (successor to
     Congress Talcott, Inc.) dated November 14, 1999
     (incorporated by reference to Exhibit 10.3 to the Company's
     Annual Report on Form 10-K for the year ended March 31,
     2003, File No. 0-7885)

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

10.6 Employment Agreement dated April 1, 2002 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002, File No. 0-7885)

10.7 Amendment to Employment Agreement dated as of April 1, 2002 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 0-7885)

10.8 Amended and Restated Employment Agreement dated April 1,
     2003 between the Company and Harvey B. Grossblatt*

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2001, File No. 0-7885)

23.1 Consent of Grant Thornton LLP*

23.2 Consent of Ernst & Young (Hong Kong)*

                              - 50 -
99.1 Rule 15d-14(a) Certification of Chief Executive Officer*

99.2 Rule 15d-14(a) Certification of Chief Financial Officer*

99.3 Certification Pursuant to Section 906 of the Sarbanes-Oxley
     Act of 2002*

99.4 June 26, 2003 Letter to Stockholders and Press Release*

*Filed herewith


(b)  Reports on Form 8-K

     None

(d)  Financial Statements Required by Regulation S-X

     Separate financial statements of the Hong Kong Joint Venture
     (confidential treatment of name requested and filed separately with the Commission.

                                                           Pages
       Independent auditor's report                         103

       Consolidated profit and loss account, March 31,
       2003 and 2002                                        104

       Consolidated balance sheets, March 31, 2003
       and 2002                                             105

       Consolidated cash flow statements, March 31,
       2003 and 2002                                      107-109

       Notes to consolidated financial statements         110-127















                              - 51 -

SCHEDULE II

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED March 31, 2003, 2002 and 2001

                                    Charged
                        Balance at  to cost  Charged                  Balance
                        beginning    and     to other                 at end
                         of year   expenses  accounts  Deductions     of year

Year ended
 March 31, 2003
Allowance for
 doubtful accounts      $ 68,358   $ 10,000    $-0-     $ 68,358     $ 10,000


Year ended
 March 31, 2002
Allowance for
 doubtful accounts      $100,000   $    -0-    $-0-     $ 31,642     $ 68,358


Year ended
 March 31, 2001
Allowance for
 doubtful accounts      $100,000   $    -0-    $-0-     $   -0-      $100,000



Year ended
 March 31, 2003
Allowance for
 inventory reserve      $111,741   $    -0-    $-0-     $ 10,000     $101,741


Year ended
 March 31, 2002
Allowance for
 inventory reserve      $ 50,000   $ 61,741    $-0-     $   -0-      $111,741


Year ended
 March 31, 2001
Allowance for
 inventory reserve      $ 92,000   $   -0-     $-0-     $ 42,000     $ 50,000




                             - 52 -
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       UNIVERSAL SECURITY INSTRUMENTS, INC.


                       By: /s/ Harvey Grossblatt
                           Harvey Grossblatt, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date:   June 26, 2003  By:  /s/ Stephen Knepper
                            Stephen Knepper
                            Chairman of the Board, Director


Date:   June 26, 2003  By:  /s/ Harvey Grossblatt
                            Harvey Grossblatt, President,
                            Director, Chief Accounting Officer


Date:                  By:
                            Michael Kovens
                            Director


Date:   June 26, 2003  By:  /s/ Cary Luskin
                            Cary Luskin
                            Director


Date:   June 26, 2003  By:  /s/ Ronald Seff
                            Ronald Seff
                            Director


Date:   June 26, 2003  By:  /s/ Howard Silverman
                            Howard Silverman
                            Director

EXHIBIT 10.2

                   2002 JOINT VENTURE AGREEMENT


This 2002 Joint Venture Agreement (the "Agreement") is made on this 22nd day of October 2002, by and between Universal Security Instruments, Inc. ("Universal") of 7-A Gwynns Mill Court, Owings Mills, Maryland 21117-3586, United States of America ("USA"), a corporation organized and existing under the laws of the State of Maryland, USA, and The Original Joint Venture Owner (name withheld and filed separately with the SEC) ("Original Owner"), a limited liability company organized and existing under the laws of Hong Kong.

                             WHEREAS

A. The parties hereto (the "Parties") are parties to a Joint Venture Agreement dated 23 October 1989 as supplemented by a Supplementary Agreement dated 21 August 2001 and a memorandum letter dated 8 October 2001 (collectively referred to as the "1989-2001 Agreements") relating to the business, management and operation of (name withheld and filed separately with the Securities and Exchange Commission) ("The Joint Venture"), a limited liability company organized and existing under the laws of Hong Kong.

B. The Parties have concluded that certain provisions of the 1989-2001 Agreements are redundant, obsolete and no longer appropriate.

C. The Parties are also considering a listing of (name withheld and filed separately with the Securities and Exchange
   Commission) or its business on The Stock Exchange of Hong Kong
   Limited or another stock exchanges of equivalent international standing (the "Stock Exchange").

D. In view of these considerations, the Parties have agreed to enter into this Agreement and thereby to terminate the 1989-2001 Agreements.








                             - 54 -
NOW, THEREFORE, IN CONSIDERATION OF THE PREMISES, IT IS HEREBY
AGREED AS FOLLOWS:

                           ARTICLE ONE
         ESTABLISHMENT AND OPERATION OF A PARENT COMPANY
   (NAME WITHHELD AND FILED SEPARATELY WITH THE SECURITIES A
                         EXCHANGE COMMISSION)

1.1 Establishment of A Parent Company (name withheld and filed separately with the Securities and Exchange Commission). The Parties shall promptly purchase (name withheld and filed separately with the Securities and Exchange Commission) ("Parent Company"), a private company limited by shares, duly organized, validly existing and properly registered in Hong Kong. The Parties shall share equally all costs with regard to the purchase of (name withheld and filed separately with the Securities and Exchange Commission). The initial capital of (name withheld and filed separately with the Securities and Exchange Commission) shall be the normal minimums permissible in Hong Kong.

1.2 Memorandum and Articles of Association (name withheld and filed separately with the Securities and Exchange Commission). It is recognized that, upon the acquisition of (name withheld and filed separately with the Securities and Exchange Commission), there will be inconsistencies between this Agreement and the Memorandum and Articles of Association of (name withheld and filed separately with the Securities and Exchange Commission). The Parties agree promptly, with the assistance of counsel, to cause the Memorandum and Articles of Association of (name withheld and filed separately with the Securities and Exchange Commission) to be amended so that they will be consistent with terms and conditions of this Agreement.

       In all cases, before and after the amendment of the Memorandum and Articles of Association, in the event of conflict between the provisions of this Agreement and the Memorandum and Articles of Association of (name withheld and filed separately with the Securities and Exchange Commission), the provisions of this Agreement shall prevail.



                             - 55 -
1.3 Transfer of (name withheld and filed separately with the Securities and Exchange Commission) Shares to (name withheld and filed separately with the Securities and Exchange Commission). The Parties are the beneficial owners of fifty percent (50%) each of the share capital of (name withheld and filed separately with the Securities and Exchange Commission). Upon the formation of (name withheld and filed separately with the Securities and Exchange Commission), each of the Parties shall promptly transfer all of their shares in (name withheld and filed separately with the Securities and Exchange Commission) to (name withheld and filed separately with the Securities and Exchange Commission) in exchange for fully paid-up shares of (name withheld and filed separately with the Securities and Exchange Commission). The transfer of (name withheld and filed separately with the Securities and Exchange Commission) shares of the Parties shall be completed simultaneously, and each Party (or its nominees) shall receive fifty percent (50%) of the share capital of (name withheld and filed separately with the Securities and Exchange Commission) immediately upon completion of the transaction. The (name withheld and filed separately with the Securities and Exchange Commission) shares transferred shall be free from all encumbrances, liens and third party rights. Neither Party shall be obligated to carry out the transfer of its interest in(name withheld and filed separately with the Securities and Exchange Commission) unless the other Party demonstrates that it can fully comply with its obligations with respect to this transfer.

1.4 Stamp Duty. Any stamp duty or similar excise taxes imposed in Hong Kong as a result of the transactions stated in Paragraph 1.3 shall be shared equally by the Parties.

1.5 Right of First Refusal. Each shareholder (name withheld and filed separately with the Securities and Exchange Commission) shall have a right of first refusal for the purchase of any or all shares in Parent Company (name withheld and filed separately with the Securities and Exchange Commission) proposed to be transferred by the other shareholder. This right of first refusal shall be exercised within thirty (30) days of notice to the other shareholder of the proposed transfer of shares.


                             - 56 -
1.6 Transferee to Accept This Agreement. In addition to the requirements of Paragraph 1.5, in the event either shareholder (name withheld and filed separately with the Securities and Exchange Commission) proposes to transfer any of its shares in (name withheld and filed separately with the Securities and Exchange Commission) to a third party, such transferring Party shall not transfer such shares until it has secured the written agreement of the proposed transferee to assume all the rights and obligations of a Party to this Agreement.

1.7 No Pledge. Neither(name withheld and filed separately with the Securities and Exchange Commission) shareholder may pledge or encumber its shares in (name withheld and filed separately with the Securities and Exchange Commission) without prior written consent of (name withheld and filed separately with the Securities and Exchange Commission) shareholder.

1.8 Board (name withheld and filed separately with the Securities and Exchange Commission). The board of directors of (name withheld and filed separately with the Securities and Exchange Commission) (the "Board") shall consist of four (4) members, two (2) to be nominated by Universal and two (2) to be nominated by (name withheld and filed separately with the Securities and Exchange Commission). The Parties shall vote their shares for the nominees. The nominating Party shall have the right to remove and replace its directors. The quorum required for a meeting of the Board (name withheld and filed separately with the Securities and Exchange Commission) shall be two
       (2) members, provided that at least one director nominated by (name withheld and filed separately with the Securities and Exchange Commission) and at least one director nominated by Universal is present.

1.9 Chairman (name withheld and filed separately with the with the Securities and Exchange Commission). The chairman of the Board (name withheld and filed separately with the Securities and Exchange Commission)(the "Chairman") shall be nominated by (name withheld and filed separately with the Securities and Exchange Commission). The Board (name withheld and filed separately with the Securities and Exchange Commission) shall appoint such Board (name withheld and filed separately with the Securities and Exchange Commission) member nominated by (name withheld

                             - 57 -
       and filed separately with the Securities and Exchange Commission) as the Chairman (name withheld and filed separately with the Securities and Exchange Commission). For as long as (name withheld and filed separately with the Securities and Exchange Commission) provides operations and management services to (name withheld and filed separately with the Securities and Exchange Commission), the Chairman (name withheld and filed separately with the Securities and Exchange Commission) shall have a casting vote on all matters, except for the matters specifically set out in Paragraph 1.11, presented to the Board (name withheld and filed separately with the Securities and Exchange Commission).

1.10 Management of (name withheld and filed separately with the Securities and Exchange Commission). Day-to-day operations and management of (name withheld and filed separately with the Securities and Exchange Commission) and its subsidiaries, if any, and companies controlled directly or indirectly by (name withheld and filed separately with the Securities and Exchange Commission) shall be under the control of (name withheld and filed separately with the Securities and Exchange Commission), save as specifically set out in Paragraph 1.11 below.

1.11 Major Decisions. The following matters shall require approval of the Board (name withheld and filed separately with the Securities and Exchange Commission): (i) approval of annual financial statements/reports of (name withheld and filed separately with the Securities and Exchange Commission); (ii) determination on remuneration of (name withheld and filed separately with the Securities and Exchange Commission) for providing operations and management services to (name withheld and filed separately with the Securities and Exchange Commission); (iii) declaration of dividends of (name withheld and filed separately with the Securities and Exchange Commission);
       (iv) the merger of (name withheld and filed separately with the Securities and Exchange Commission) with any other entity or the acquisition of any other entity by (name withheld and filed separately with the Securities and Exchange Commission); (v) the sale, lease or disposal of the whole or a substantial part of the business or assets of (name withheld and filed separately with the Securities and Exchange Commission); (vi) any capital


                             - 58 -
       increase or any request for shareholder contribution to provide additional funding to (name withheld and filed separately with the Securities and Exchange Commission), including additional capital or shareholder loans; (vii) capital investment of (name withheld and filed separately with the Securities and Exchange Commission) in excess of One Million Hong Kong Dollars (HKD1,000,000); (viii) any amendment to the Memorandum and Articles of Association of (name withheld and filed separately with the Securities and Exchange Commission); (ix) any mortgage of the assets of (name withheld and filed separately with the Securities and Exchange Commission); (x) change of the Company auditor; and (xi) any business transaction, excluding the sales transactions of the products of (name withheld and filed separately with the Securities and Exchange Commission) which are the subject of Appendix I and II hereof, between (name withheld and filed separately with the Securities and Exchange Commission) and any Company owned or controlled, directly or indirectly, by one of the shareholders of (name withheld and filed separately with the Securities and Exchange Commission).

1.12 Management Obligations. (name withheld and filed separately with the Securities and Exchange Commission) shall not be obligated to provide operations and management services to (name withheld and filed separately with the Securities and Exchange Commission) and its subsidiaries specified in Paragraph 1.10 above, in the event that (name withheld and filed separately with the Securities and Exchange Commission) ceases to be a shareholder of (name withheld and filed separately with the Securities and Exchange Commission) or the composition or procedures of the (name withheld and filed separately with the Securities and Exchange Commission) Board as set forth in this Agreement are changed so as to be less favorable to (name withheld and filed separately with the Securities and Exchange Commission).

1.13 Fiscal Year. (name withheld and filed separately with the Securities and Exchange Commission) shall have a fiscal year ending March 31.






                             - 59 -
1.14 Financial Statements. (name withheld and filed separately with the Securities and Exchange Commission). (name withheld and filed separately with the Securities and Exchange Commission) shall, at its expense, have its financial statements audited once a year by an independent auditor. Until otherwise determined by the (name withheld and filed separately with the Securities and Exchange Commission) Board, Ernst and Young shall remain the company auditor of (name withheld and filed separately with the Securities and Exchange Commission). (name withheld and filed separately with the Securities and Exchange Commission) shall also produce unaudited monthly financial statements to be promptly distributed to the shareholders.

































                             - 60 -
                           ARTICLE TWO
                 PRODUCT DISTRIBUTION AGREEMENTS

Immediately upon the signing of this Agreement, Universal and (name withheld and filed separately with the Securities and Exchange Commission) shall enter into a product distribution agreement with terms and conditions identical to Appendix I of this Agreement, and (name withheld and filed separately with the Securities and Exchange Commission) and (name withheld and filed separately with the Securities and Exchange Commission) shall enter into a product distribution agreement with terms and conditions identical to Appendix II of this Agreement.


                          ARTICLE THREE
                             LISTING

3.1 Potential Listing. It is the intention of the Parties that, provided both Parties agree the prevailing conditions are suitable and confirm this agreement in writing, (name withheld and filed separately with the Securities and Exchange Commission) will seek the listing of (name withheld and filed separately with the Securities and Exchange Commission) shares or, where appropriate, a listing of a special purpose vehicle formed to become the holding company of (name withheld and filed separately with the Securities and Exchange Commission) or its business on the Stock Exchange (the "Listing").

3.2 An Ownership Company. (name withheld and filed separately with the Securities and Exchange Commission), or a specially formed holding company of (name withheld and filed separately with the Securities and Exchange Commission) or its business, is referred to herein as "Ownership Company." (name withheld and filed separately with the Securities and Exchange Commission) and its subsidiaries are collectively referred to herein as the "Group." (name withheld and filed separately with the Securities and Exchange Commission) shall be set up as a subsidiary of (name withheld and filed separately with the Securities and Exchange Commission). The rules applicable to the Listing of (name withheld and filed separately with the Securities and Exchange Commission) on the Stock Exchange are herein referred to as the "Listing Rules."



                             - 61 -
3.3 Board (name withheld and filed separately with the Securities and Exchange Commission). Prior to the Listing, (name withheld and filed separately with the Securities and Exchange Commission) shall be structured or its structure amended so that the board of directors of (name withheld and filed separately with the Securities and Exchange Commission) (the "Board") shall consist of three types of directors: Executive Directors, Non-Executive Directors, and Independent (Non-Executive) Directors. Two
       (2) Non-executive Directors and one (1) Independent (Non-Executive) Director shall be nominated by Universal. Subject to the ability of the post-Listing public shareholders to elect one or more directors, all the remaining directors shall be nominated by (name withheld and filed separately with the Securities and Exchange Commission) so that (name withheld and filed separately with the Securities and Exchange Commission) shall be able at all times to nominate one more director than Universal. The number of directors shall be determined by the Parties according to the need of operations from time to time, and the agreements set forth in this Paragraph 3.3. (name withheld and filed separately with the Securities and Exchange Commission) shall vote its shares for the nominees determined in accordance with this Paragraph 3.3. The nominating Party shall have the right to remove and replace its directors subject to any applicable laws and Listing Rules.

3.4 Major Decisions (name withheld and filed separately with the Securities and Exchange Commission). Prior to a Listing, no board resolution on the following matters shall be passed by the (name withheld and filed separately with the Securities and Exchange Commission) Board unless approved by at least one Non-executive Director of the (name withheld and filed separately with the Securities and Exchange Commission) Board nominated by Universal and at least one Executive Director of the (name withheld and filed separately with the Securities and Exchange Commission) Board nominated by (name withheld and filed separately with the Securities and Exchange Commission):
       (i) approval of annual financial statements/reports of (name withheld and filed separately with the Securities and Exchange Commission); (ii) determination on remuneration of (name withheld and filed separately with the Securities and Exchange Commission) for providing


                             - 62 -
       operations and management services to (name withheld and filed separately with the Securities and Exchange Commission); (iii) declaration of dividends of (name withheld and filed separately with the Securities and Exchange Commission); (iv) the merger of (name withheld and filed separately with the Securities and Exchange Commission) with any other entity or the acquisition of any other entity by (name withheld and filed separately with the Securities and Exchange Commission); (v) the sale, lease or disposal of the whole or a substantial part of the business or assets of (name withheld and filed separately with the Securities and Exchange Commission);
       (vi) any capital increase or any request for shareholder contribution to provide additional funding to (name withheld and filed separately with the Securities and Exchange Commission), including additional capital or shareholder loans; (vii) capital investment of (name withheld and filed separately with the Securities and Exchange Commission) in excess of One Million Hong Kong Dollars (HKD1,000,000); (viii) any amendment to the Memorandum and Articles of Association of (name withheld and filed separately with the Securities and Exchange Commission); (ix) any mortgage of the assets of (name withheld and filed separately with the Securities and Exchange Commission); (x) appointment or change of the company auditor; and (xi) any business transaction, excluding the sales transactions of the products of (name withheld and filed separately with the Securities and Exchange Commission), which are the subject of Appendix I and II hereof, between (name withheld and filed separately with the Securities and Exchange Commission) and any company owned or controlled, directly or indirectly, by one of the shareholders of (name withheld and filed separately with the Securities and Exchange Commission).

3.5 Dividends (name withheld and filed separately with the Securities and Exchange Commission). (name withheld and filed separately with the Securities and Exchange Commission) shall, to the extent permissible under applicable law, pay quarterly dividends to (name withheld and filed separately with the Securities and Exchange Commission) with a total amount equal to at least fifty percent (50%) of the quarterly after-tax net profit determined after the quarterly review of the unaudited quarterly financial statements by the (name withheld and filed separately with the Securities and Exchange Commission) Board.
                             - 63 -
3.6 Dividends. (name withheld and filed separately with the Securities and Exchange Commission) shall, to the extent permissible under applicable law, pay as quarterly dividends to its shareholders all of the dividends received from (name withheld and filed separately with the Securities and Exchange Commission) less any normal and customary deductions necessary to cover the operational expenses of (name withheld and filed separately with the Securities and Exchange Commission).

3.7 Management of the Listing. The Listing shall be managed by (name withheld and filed separately with the Securities and Exchange Commission), which shall be responsible for all negotiations and determinations, including, without limitation determining the overall policy, structure, manner and arrangements of the Listing and in carrying out the application for the Listing, including, but not limited, to:

       (a) the appointment of sponsor(s), legal advisers, reporting accountants, valuers and other professional advisers of (name withheld and filed separately with the Securities and Exchange Commission) and/or (name withheld and filed separately with the Securities and Exchange Commission) incidental to the Listing;

       (b) all liaison with the Stock Exchange; (c) allowing for the disclosure of all relevant information about the Group to the public and the Stock Exchange as required by the applicable laws, regulations and rules incidental to the Listing, and to all professional parties to facilitate their provision of advice and service to (name withheld and filed separately with the Securities and Exchange Commission) and/or (name withheld and filed separately with the Securities and Exchange Commission) for the purpose of the Listing, including without limitation, its corporate and shareholders information, financial, business and customers information and material contracts;






                             - 64 -
       (d) amending and/or restructuring the Group's and/or (name withheld and filed separately with the Securities and Exchange Commission) memorandum, article of association, corporate structure and business arrangements to comply with the applicable Listing Rules or otherwise to facilitate the Listing and/or public issue and/or placing of shares of (name withheld and filed separately with the Securities and Exchange Commission) incidental to the Listing as the sponsor(s) and/or other professional advisers appointed under sub-clause (a) above may advise to be necessary or desirable.

            The Parties hereby acknowledge that the restructuring of the Group in preparation for the Listing may involve inter-company transfer of assets, merger and acquisition of new intermediary holding vehicle(s).

3.8    Final Approval. Notwithstanding the provisions of
       Paragraph 3.7, the arrangements for the offering and the timing of the Listing application shall be subject to the prior written approval of each of the Parties.


                          ARTICLE FOUR
                        SHAREHOLDER SALES

4.1 Request for Sale. After the expiration of any lock-up period required by the Listing Rules or agreed with the Stock Exchange, (name withheld and filed separately with the Securities and Exchange Commission) shall, at any time after the Listing, upon written request from either of the Parties, use its reasonable endeavors to dispose of such number of shares in (name withheld and filed separately with the Securities and Exchange Commission) as the requesting Party may request, provided that:

       (a) (name withheld and filed separately with the Securities and Exchange Commission) shall not dispose more than five percent (5%) of the issued share capital of (name withheld and filed separately with the Securities and Exchange Commission) under any request at any time;




                             - 65 -
       (b) (name withheld and filed separately with the Securities and Exchange Commission) shall not made any disposal if it has disposed of any interest in shares in (name withheld and filed separately with the Securities and Exchange Commission) in the ten
            (10) weeks immediately preceding the date of the request;

       (c) (name withheld and filed separately with the Securities and Exchange Commission) shall not dispose any shares if, immediately following the disposal, (name withheld and filed separately with the Securities and Exchange Commission) would cease to hold at least fifty point one percent (50.1%) of the issued share capital of (name withheld and filed separately with the Securities and Exchange Commission);

       (d) (name withheld and filed separately with the Securities and Exchange Commission) shall not make any disposal to the extent and at any time where it is prohibited or restricted by law or applicable rules and regulations from making such disposal and shall comply with all applicable laws, rules and regulations in making such disposal;

       (e) (name withheld and filed separately with the Securities and Exchange Commission) shall dispose of such shares in the manner set out in Paragraph 4.2 below; and

       (f) (name withheld and filed separately with the Securities and Exchange Commission) shall exercise its best endeavors to make such disposal in a manner so as to maintain an orderly market for the shares of (name withheld and filed separately with the Securities and Exchange Commission).

4.2 First Offer. Provided that it raises no issues under the Takeover Code of Hong Kong, (name withheld and filed separately with the Securities and Exchange Commission) shall dispose of shares in (name withheld and filed separately with the Securities and Exchange Commission) under Paragraph 4.1 above by:



                             - 66 -
       (a) first offering (the "First Offer") such shares to the Party which did not request the sale pursuant to Clause 4.1 above (the "Non-Requesting Party");

       (b) the First Offer shall be made to the Non-Requesting Party at a price equivalent to the average closing price less five percent (5%) for such shares on the Stock Exchange on which they are primarily listed for the ten (10) consecutive trading days ending on the trading day immediately preceding the date of the request and on which there was trading in the shares (the "Sale Price"). Such offer shall remain open for a minimum of three (3) working days for acceptance (the "Offer Period") and can be accepted in whole or in part;

       (c) (name withheld and filed separately with the Securities and Exchange Commission) shall only offer to sell and make arrangements for the disposal of such shares to third parties (the "Open Offer") if and to the extent the Non-Requesting Party does not accept or reply to the First Offer made in subparagraph (b) above prior to the expiry of the Offer Period;

       (d) the Open Offer shall be made at a price no less than the Sale Price; and

       (e) the Open Offer shall remain open for a period of fifteen (15) trading days (the "Open Offer Period"). If (name withheld and filed separately with the Securities and Exchange Commission) fails to conclude any definite agreement for the sale or placing of all or any part of such shares during the Open Offer Period, the request in the above Paragraph 4.1 and the Open Offer in respect of all or such part of the shares, as the case may be, shall both be deemed to have lapsed.

4.3 Sales Proceeds. The net proceeds arising from the disposal of shares in (name withheld and filed separately with the Securities and Exchange Commission) under Paragraphs 4.1 and 4.2 above shall, to the extent distributable under applicable law, be distributed to the shareholders of (name withheld and filed separately with the Securities and Exchange Commission) as dividends as soon as practicable.
                             - 67 -
                          ARTICLE FIVE
                 1989-2001 AGREEMENTS SUPERSEDED

Upon being duly signed by both Parties, this Agreement shall supersede the 1989-2001 Agreements and the 1989-2001 Agreements shall cease to have legal effect. The Parties hereby waive and release against each other and forever discharge any claims arising out of or in connection with the 1989-2001 Agreements.

                          ARTICLE SIX
                      GENERAL PROVISIONS

6.1 Term. This Agreement shall be of unlimited duration unless terminated by mutual agreement. Termination does not release either Party from liability already accrued.

6.2 Breach. This Agreement may be terminated for breach. In the event of termination for breach, the non-breaching
       Party shall have all rights and remedies available at law.

6.3 Disputes. Any dispute or difference arising out of or in connection with this Agreement shall be referred to and determined by arbitration in Hong Kong in accordance with the UNCITRAL Arbitration Rules in force at the date of this Agreement. In the event of arbitration, the appointing authority shall be the Hong Kong International Arbitration Centre (the "HKIAC"). The place of arbitration shall be in Hong Kong at the HKIAC. The language to be used in the arbitral proceedings shall be English. Any such arbitration shall be administered by HKIAC in accordance with HKIAC Procedures for Arbitration. The Parties agree to exclude any right of application or appeal to any courts in connection with any question of law arising in the course of the arbitration or with respect to any award made.

6.4 Entire Agreement; Amendment; Waiver. This Agreement constitutes the entire agreement between the Parties pertaining to the subject matter hereof and supersedes all prior and contemporaneous agreements, representations, and understandings of the Parties. No supplement, modification, or amendment of this Agreement shall be binding unless executed by both Parties in writing. No waiver of any of the provisions of this Agreement shall be deemed, or shall constitute, a waiver of any other


                             - 68 -
       provisions, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the Party making the waiver.

6.5 Assignment. This Agreement may not be assigned or transferred without the prior written approval of the other Party and shall be binding on, and shall inure to the benefit of, the Parties and their respective heirs, legal representatives, successors, and assigns.

6.6 Assignment. All notices, request, demands, and other communications under this Agreement shall be in writing, in English, and shall be deemed to have been duly given to a Party when received, addressed as below. A Party may change its address for purposes of this Paragraph by giving the other Party its written notice of the new address in the manner set forth above.

To Universal:

Universal Security Instruments, Inc.
7-A Gwynns Mill Court
Owings Mills, Maryland 21117, U.S.A.
Telephone:     1 410 363 3000
Facsimile:     1 410 363 2218

To (name withheld and filed separately with the Securities and Exchange Commission):

(name withheld and filed separately with the Securities and Exchange Commission)

6.7 Savings. Should any provision of this Agreement be judicially declared invalid, unenforceable, or void, in whole or in part, such decision shall not have the effect of invalidating or voiding the remainder of this Agreement, and the Parties agree that the provision of this Agreement so held to be invalid, unenforceable, or void shall be deemed to have been stricken herefrom, and the remainder shall have the same force and effect as if such provision had never been included herein. With respect to any provision of this Agreement declared invalid, unenforceable or void, the Parties agree to negotiate in good faith for the purpose of replacing such clause, sentence or paragraph with a provision which is as near in substance as possible to that declared invalid,

                             - 69 -
       unenforceable or void without itself being so declared.

6.8 Time of the Essence. Time is of the essence with respect to all matters related to this Agreement.

6.9 Counterparts. This Agreement may be executed by the Parties in any number of counterparts, each of which when so executed and delivered shall be an original but all counterparts together shall constitute one and the same instrument.

6.10 Applicable Law. This Agreement shall be governed by and construed in accordance with the laws of Hong Kong.

6.11 Headings. The titles and headings used in this Agreement are for the convenience of the Parties only and shall not be used in interpreting or construing this Agreement.


IN WITNESS WHEREOF, this Agreement has been duly entered into by the Parties the day and year first above written.

Universal Security Instruments, Inc.    (name withheld and filed
                                        separately with the
                                        Securities and Exchange
                                        Commission)

By:      /s/ Stephen Knepper            By:         /s/
Stephen Knepper                         (name withheld and filed
Chairman and Chief Executive Officer    separately with the
                                        Securities and Exchange
                                        Commission)
                                        Director

EXHIBIT 10.8

            AMENDED AND RESTATED EMPLOYMENT AGREEMENT

     THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (the
    "Agreement") is made and entered into as of April 1, 2003, by and between UNIVERSAL SECURITY INSTRUMENTS, INC., a Maryland corporation (the "Company"), and HARVEY B. GROSSBLATT (the
    "Executive").

                            RECITALS

     WHEREAS, the Company is engaged in the business of designing, manufacturing and marketing security products (the
    "Business"); and

     WHEREAS, the Executive is the President of the Company; and

     WHEREAS, the Company desires to continue to employ the Executive to perform services as the President and Chief Operating Officer of the Company, and to perform other duties which may be assigned from time to time by the Board of Directors of the Company (the "Board") or the Chairman of the Board of the Company (the "Chairman") from time to time at its discretion;

     WHEREAS, the Company and Executive entered into an Employment Agreement dated as of April 1, 2002, as amended by Addendum to Employment Agreement dated October 21, 2002 (the
"Original Agreement");

     WHEREAS, the parties desire to extend the term of the Original Agreement, amend certain other provisions of the Original Agreement to be effective from and after April 1, 2003, and in furtherance thereof, the parties have agreed to amend and restate the Original Agreement.

     NOW, THEREFORE, in consideration of the foregoing, the mutual promises herein contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree that the Original Agreement is hereby amended and restated in its entirety as follows:




                             - 71 -
     1.    Employment.

           (a) Agreement to Employ. Upon the terms and subject to the conditions of this Agreement, the Company shall hereby employ the Executive and the Executive hereby agrees to be employed by Company.

           (b) Term of Employment. Subject to Section 7, the Company shall employ the Executive pursuant to the terms hereof for the period commencing as of the date hereof and ending on July 31, 2008 (the "Term"). The period during which the Executive is employed pursuant to this Agreement, including any renewal thereof shall be referred to as the "Employment Period."

     2. Position and Duties. During the Employment Period, the Executive shall serve as, and have responsibilities and authority consistent with the position of, President and Chief Operating Officer of the Company, which shall be subject to the discretion of the Board. The Executive shall diligently and conscientiously devote his full and exclusive business time and attention and best efforts in discharging his duties. The Company shall provide appropriate office space and services to allow the Executive to discharge his duties, consistent with policies established by the Board from time to time.

     3.    Compensation.

           (a) Salary. The Company shall initially pay the Executive an annual base salary ("Annual Base Salary") of $180,000. The Annual Base Salary during any year of the Employment Period shall be an amount determined by the Board.
The Annual Base Salary shall be subject to periodic review at least annually by the Board or by a committee established by the Board for increases based on the policies of the Company in effect from time to time. There shall be an annual increase in the Annual Base Salary, effective as of each anniversary date of this Agreement, equal to any increase, up to 4%, in the Consumer Price Index for the Greater Baltimore Area (as determined by the U.S. Bureau of Labor Statistics) for the immediately preceding four calendar quarters (the "COL Adjustment"). Once established, the Annual Base Salary shall not be reduced without the prior written consent of the Executive. The Annual Base Salary shall be payable according to the Company's regular payroll practices and shall be subject to all applicable federal, state and local withholding taxes.

                             - 72 -
           (b)     Bonus.

                   (i) In addition to the Annual Base Salary, the Executive shall receive an annual bonus equal to the amount determined pursuant to Exhibit A attached hereto and incorporated herein by reference ("Bonus"), which shall be paid by the Company within 30 days following the filing with the United States Securities and Exchange Commission of the Company's Annual Report on Form 10-K for the fiscal year with respect to which the Bonus is earned. The Bonus shall be deemed fully earned by the Executive with respect to any fiscal year of the Company during which the Executive has been employed by the Company for at least nine months. The Bonus shall be subject to all applicable federal, state and local withholding taxes.

                   (ii)    To the extent the Company reports
    income from both its domestic operations (currently shown on the Company's annual consolidated statements of operations as "Operating income") and Hong Kong Joint Venture (currently shown on the Company's annual consolidated statements of operations as "Equity in earnings of Hong Kong joint venture"), the Bonus expense shall be allocated between such two components in the respective proportions as such components bear to the consolidated Net Income (currently shown on the Company's annual audited consolidated statements of operations).

           (c) Stock Options. In addition to the Annual Base Salary and any Bonus, the Executive shall be eligible to receive grants of options to acquire shares of the Company's Common Stock, as may be granted from time to time by the Board or a committee thereof. The parties acknowledge that on the effective date of the Original Agreement, the Board granted to the Executive options to purchase 20,000 shares of the Company's Common Stock, at an exercise price of $4.50 per share, exercisable immediately, pursuant to the Company's Non-Qualified Stock Option Plan.

     4. Benefits. During the Employment Period, the Company shall provide the Executive with the following benefits:







                             - 73 -
           (a) Participation by the Executive, and his wife and dependant children in any group health plans sponsored or arranged by the Company for its employees. The full amount of all premiums for such insurance will be paid by the Company. In the event the Executive declines or is ineligible to participate in such group health plans, the Company shall pay to the Executive, no less frequently than quarterly, additional compensation equal to the amount of such premiums which the Company would have paid for such period had the Executive accepted such participation for himself, his wife and dependant children. Nothing herein shall obligate the Company to continue any health plan currently offered to employees or offered to employees in the future. The Executive agrees to cooperate with the Company and to take all steps reasonably necessary to assist the Company in obtaining such insurance. The Executive represents that he currently has no significant health condition which would make it commercially unreasonable to obtain such insurance.

           (b) Participation in any retirement plans, disability income insurance and term life insurance policies sponsored or arranged by the Company for its employees from time to time. Nothing herein shall obligate the Company to continue any plan or policy currently offered to employees or offered to employees in the future.

           (c) For each calendar year during the Term, the Company shall contribute the maximum amount permitted by applicable law on behalf of the Executive to the Company's 401(k) Plan. The Executive shall be entitled to the full amount of this benefit with respect to any calendar year during which the Executive has been employed by the Company for at least 60 days.

           (d) Three weeks per year of paid vacation time plus sick leave and personal leave in accordance with the Company's policies for senior executive officers. The Executive shall be entitled to the full amount of this benefit with respect to any fiscal year of the Company during which the Executive has been employed by the Company for 60 days.

           (e) Use of a Company owned or leased automobile or, at the Executive's option, an automobile payment allowance of $800 per month. In addition, the Company shall pay for the insurance, fuel and service for such automobile.



                             - 74 -
           (f) All costs and expenses of a mobile phone for the Executive's use in connection with the performance of his duties, in accordance with the terms and conditions that the Board shall determine from time to time.

           (g)     In addition to the benefit provided under
Section 4(a), reimbursement up to a maximum of $25,000 per annum for expenses incurred by the Executive, his wife and dependant children for medical, dental, optical and long-term care and prescription drugs, or third-party payor coverage therefor, which are not reimbursable under any medical coverage for which the premiums are paid by the Company. This amount shall be increased annually by an amount equal to the then-current medical expense reimbursement benefit multiplied by the COL Adjustment. All requests by the Executive for such reimbursement must be in writing accompanied by receipts for such amounts.

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

     6. Termination of Employment. Executive's employment will be terminated in accordance with Sections 6(a), or may be terminated in accordance with Sections 6(b) - (e), as follows:

           (a)     Upon the last day of a Term.

           (b) By the Company for "Cause". For the purpose of this Section, "Cause" shall mean a determination by a court of competent jurisdiction that:

                   (i)     The Executive committed a willful act
against the interest of the Company resulting in material harm to the Company's interests; or





                             - 75 -
                   (ii)    The Executive committed a material act
of dishonesty or fraud against the Company, unless it is determined by such court that the Executive acted in a manner which he believed, in good faith, to be in the interest of the Company.

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



                             - 76 -
           (e) By the Executive on 30 days advance written notice at any time within 24 months following a "Change of Control", as defined in Exhibit B attached hereto and incorporated herein by reference (a "Change of Control").

     7.    Effect of Termination.

           (a) In the event that Executive's employment is terminated for any reason, Executive shall be paid on the payroll date next following the date of termination, all compensation, and reimbursement of all expenses, for the applicable Term accruing through the effective date of termination of employment.

           (b)     In the event of the termination of the
Executive's employment hereunder pursuant to Section 6(c), the Executive shall be entitled to receive in addition to the payment under Section 7(a):

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

           (c) In the event the Executive's employment is terminated by the Company or its successor following or in anticipation of a Change of Control, or in the event the Executive's employment is terminated by the Executive pursuant to
Section 6(e) above, the Executive shall be entitled to receive in addition to the payment under Section 7(a):









                             - 77 -
                   (i)     A lump sum severance payment in an
amount equal to (A) the Annual Base Salary for the balance of the Term, (B) the amount of the last Bonus, and (C) three times the previous 12 months' Annual Base Salary and last Bonus, payable concurrently with the delivery by the Company or its successor to the Executive of the written notice of termination or within 30 days following termination by the Executive, as the case may be, subject to all applicable federal, state and local withholding taxes; and

                   (ii) For a period of three years following the end of the Term of this Agreement, the benefits set forth in Sections 4(a) and 4(g); provided, however, the aggregate present value of payments pursuant to this Section 7(c) (plus any payments under any other plan of the Company and its affiliates which are contingent on a change of control), determined in accordance with Section 280G of the Internal Revenue Code of 1986, as amended, or any corresponding provision of any succeeding law, may not exceed 2.99 times the Executive's average annual taxable compensation from the Company or its affiliates which is included in the Executive's gross income for the five taxable years of the Company ending before the date on which the change of control occurs.

           (d) In the event the Executive's employment is terminated pursuant to Section 6(d), the Executive (or his estate) shall be entitled to receive in addition to the payment under Section 7(a):

                   (i) The continuation of the payment of the Executive's then current Annual Base Salary for the balance of the Term, reduced, in the event of the Executive's death, by any individual life insurance benefits the premiums for which are paid for by the Company, and in the event of the Executive's Permanent Disability, by any group or individual disability income insurance benefits the premiums for which are paid for by the Company and Social Security disability benefits paid to the Executive. The net amount payable hereunder shall be paid according to the Company's regular payroll practices, subject to all applicable federal, state and local withholding taxes; and







                             - 78 -
                   (ii)    The continuation of the benefits set
forth in Sections 4(a) and 4(g) for the longer of (A) the balance of the Term, or (B) three years following the date of the Executive's death or Permanent Disability; provided, however, that if the terms of the group health plans sponsored or arranged by the Company for its employees limit the length of time during which the benefit set forth in Section 4(a) may be provided, the Company shall pay to the Executive (or his estate) with respect to any period during which such benefit may not be provided, no less frequently than quarterly, a sum equal to the amount of the premiums which the Company would have paid for such period had the benefit set forth in Section 4(a) continued.

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




                             - 79 -
           (d) Nonsolicitation of Employees. During the Employment Period and any additional period during which the Executive receives compensation from the Company pursuant to
Section 7, the Executive shall not directly or indirectly induce any management or supervisor-level employee of the Company or any of its affiliates to terminate employment with such entity, and will not directly or indirectly, either individually or as owner, agent, employee, consultant or otherwise, employ or offer employment to any person who is or was employed by the Company or a subsidiary thereof as a management or supervisor-level employee unless such person shall have ceased to be employed by such entity for a period of at least three months.

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






                             - 80 -
     10.   Miscellaneous.

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



                             - 81 -
           (e) Waiver. Waiver by either party hereto of any breach or default by the other party of any of the terms of this Agreement shall not operate as a waiver of any other breach or default, whether similar to or different from the breach or default waived. No waiver of any provision of this Agreement shall be implied from any course of dealing between the parties hereto or from any failure by either party hereto to assert its or his rights hereunder on any occasion or series of occasions.

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





                             - 82 -
           (j) Withholding. Any payments provided for herein shall be reduced by any amounts required to be withheld by the Company from time to time under applicable federal, state or local income or employment tax laws or similar statutes or other provisions of law then in effect.

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

WITNESS:                     THE COMPANY:
                             UNIVERSAL SECURITY INSTRUMENTS, INC.


_________________________    By:   /s/ Stephen Knepper
                                   Stephen Knepper
                                   Chairman of the Board


                             THE EXECUTIVE:


_________________________       /s/ Harvey B. Grossblatt
                             Harvey B. Grossblatt





                             - 83 -
                            EXHIBIT A

                          BONUS FORMULA

     For purposes of the Bonus calculation, the Company's "Pre-Tax Net Income" with respect to any fiscal year means the amount of net income before income taxes and before Bonus calculation which will be reported by the Company in its annual audited consolidated financial statements with respect to such fiscal year.

     With respect to any fiscal year of the Company in which the Company has achieved Pre-Tax Net Income, the amount of Pre-Tax Net Income equal to 8% of shareholders' equity as of the start of the fiscal year shall be excluded from the Bonus calculation (the "Bonus Threshold"). Thereafter, the Executive shall be entitled to receive as a Bonus an amount equal to the aggregate of the percentages of such Pre-Tax Net Income in excess of the Bonus Threshold, as specified below:

     On Pre-Tax Net Income up to and including $1 million      3%

     On all portions of Pre-Tax Net Income from over
     $1 million up to and including $2 million                 4%

     On all portions of Pre-Tax Net Income from over
     $2 million up to and including $3 million                 5%

     On all portions of Pre-Tax Net Income from over
     $3 million up to and including $4 million                 6%

     On all portions of Pre-Tax Net Income over $4 million     7%


















                             - 84 -
                            EXHIBIT B


                        CHANGE OF CONTROL


   For the purposes of this Agreement, a "Change of Control" means the occurrence of any one or more of the following events, provided that the Chief Executive Officer of the Company as of the date of this Agreement either exercises his/her rights under a Change of Control pursuant to his/her employment agreement with the Company, or consents to the exercise by the Executive:

           (i) The acquisition or attainment of "beneficial ownership" by a person or entity, including any "group", as such terms are defined under Section 13(d) of the Securities Exchange Act of 1934, including any of the equity owners of the Company as of the date hereof, of 50% or more (on a primary and not a fully diluted basis) of the outstanding common equity of the Company. *

           (ii)    The sale or other disposition of all or
substantially all of the assets of the Company in one transaction or a series of transactions (other than financing arrangements), unless approved by the Board.

           (iii) A merger, consolidation or share exchange involving the Company and any other person or entity, including any of the equity owners as of the date hereof, in which the Company or one of its subsidiaries is not the surviving entity, unless approved by the Board.

           (iv) Any other "business combination" (as defined in Section 3-601(e) of the Maryland General Corporation Law) involving the Company and any person or entity, including any of the equity owners as of the date hereof, whether or not such person or entity is an "interested stockholder" under that statute, unless approved by the Board.

           (v) The deadlock of the Board with respect to the management of the Company's affairs that a majority vote for action by the Board cannot be obtained either within a reasonable time or, if shorter, for two consecutive Board meetings.








                             - 85 -
           (vi) The filing by the Company or any other party with the Securities and Exchange Commission ("SEC") of proxy materials with respect to the election to the Board of individuals other than those nominated by the Board and who, if elected would constitute, together with other directors serving on the Board who were not nominated by the Board, a majority of the Board.

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










                             - 86 -
                   6.  Causing a class of securities of the
                       Company to be delisted from a national
                       securities exchange or to cease to be
                       authorized to be quoted in an inter-dealer quotation system sponsored or maintained by a registered national securities association;

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





























                             - 87 -
EXHIBIT 23.1

       Consent of Independent Certified Public Accountants


We consent to the incorporation by reference in the Registration Statement of Universal Security Instruments, Inc. and subsidiaries on Form S-8 (No. 333-81930 dated February 1, 2002) pertaining to the Non-Qualified Stock Option Plan as Amended, Registration Statements on Form S-8 (No. 2-83323 dated May 4, 1983, No. 33-6953 dated July 2, 1986, No. 33-21226 dated April
13, 1988) pertaining to the Non-Qualified Stock Option Plan and in the Registration Statement on Form S-8 (No. 33-21225 dated April 13, 1988) pertaining to the 1988 Employee Stock Purchase Plan, of our report dated June 13, 2003, included in the Annual Report of Universal Security Instruments, Inc. and subsidiaries on Form 10-K for the year ended March 31, 2003 filed with the Securities and Exchange Commission.






GRANT THORNTON LLP
Baltimore, Maryland
June 13, 2003























                             - 88 -
EXHIBIT 23.2



                 Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-81930 dated February 1, 2002) pertaining to the Non-Qualified Stock Option Plan as Amended, Registration Statements on Form S-8 (No. 2-83323 dated May 4, 1983, No. 33-6953 dated July 2, 1986, No. 33-21226 dated April
13, 1988) pertaining to the Non-Qualified Stock Option Plan and in the Registration Statement on Form S-8 (No. 33-21225 dated April 13, 1988) pertaining to the 1988 Employee Stock Purchase Plan of our report dated May 9, 2003 with respect to the consolidated financial statements of The Joint Venture (Name withheld and filed separately with the Securities and Exchange Commission), included in the Annual Report (Form 10-K) of Universal Security Instruments, Inc. for the year ended March 31, 2003, filed with the Securities and Exchange Commission.








ERNST & YOUNG
Hong Kong
June 23, 2003




















                             - 89 -
EXHIBIT 99.1


RULE 15d-14(a) CERTIFICATION OF CHIEF EXECUTIVE OFFICER


     I, Stephen C. Knepper, certify that:

     1.  I have reviewed this Annual Report on Form 10-K of
Universal Security Instruments. Inc.;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the
"Evaluation Date"); and

         c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;








                             - 90 -
     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 26, 2003                 /s/ Stephen C. Knepper
                                    Stephen C. Knepper
                                    Chief Executive Officer




















                             - 91 -

EXHIBIT 99.2


RULE 15d-14(a) CERTIFICATION OF CHIEF FINANCIAL OFFICER


     I, Harvey Grossblatt, certify that:

     1.  I have reviewed this Annual Report on Form 10-K of
Universal Security Instruments. Inc.;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the
"Evaluation Date"); and

         c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;




                             - 92 -
     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 26, 2003                 /s/ Harvey Grossblatt
                                    Harvey Grossblatt
                                    Chief Financial Officer




















                             - 93 -
Exhibit 99.3

                    CERTIFICATION PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Universal Security Instruments, Inc. (the "Company") on Form 10-K for the period ending March 31, 2003 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the "Report"), the undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of
         section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in this Form 10-K fairly presents, in all material respects, the financial condition and result of the Company as of, and for, the periods reflected therein.


Date: June 26, 2003                /s/ Stephen C. Knepper
                                   Stephen C. Knepper
                                   Chairman,
                                   Chief Executive Officer


                                   /s/ Harvey B. Grossblatt
                                   Harvey B. Grossblatt
                                   President,
                                   Chief Financial Officer

















                             - 94 -
EXHIBIT 99.4


June 26, 2003


Dear Partners/Shareholders:

I am very pleased to have an opportunity to share with you our results for the fourth quarter and fiscal year ended March 31, 2003. The first full fiscal year under our new leadership team has been one of important operational progress and top and bottom-line success.

While many factors have contributed to our growth of the past year, overall we must credit a Company-wide commitment to strong execution of our strategic plan. In late 2001, we were determined to return to our roots as an aggressive, innovative Company that puts the customer first. We focused on building market share across the board, developing new products and becoming more service-driven and efficient.

Our financial performance reflects the results of this focus. For the quarter, sales rose 48% to $3,859,238 versus $2,606,831 a year ago while earnings increased to $519,883 or $0.46 per basic share, ($.42 per diluted share), versus last year's $139,290, or $0.14 per basic share ($0.13 per diluted share). As the fourth quarter is typically our softest, we are very encouraged by these results and our momentum heading into the first quarter.

For our fiscal year, earnings were $2,400,318, or $2.23 per basic share, ($2.05 per diluted share), the highest in your Company's history, versus last year's $261,625, or $0.28 per basic share and diluted share, and a sales increase for the 12 months of 52% to $15,953,883 versus $10,480,829 for the same period a year ago.

I cannot point to just one operational area as the reason for our progress this year. We have seen domestic market share growth in our wholesale and electrical distribution business. Our 50-percent-owned Hong Kong joint venture continues to provide us with outstanding manufacturing in a highly efficient manner. Our joint venture is also performing well in expanding sales in international markets and continues to explore new markets.

In addition, new products such as our smoke alarms with side-loading battery drawer and carbon monoxide alarms have been introduced to our marketplace. We expect to continue to introduce other new products this year.


                             - 95 -
Looking back over the past four quarters, our story has been remarkably consistent despite an unpredictable economy. While our progress has been good, be assured we will continue to focus on building our business and generating shareholder value for the long term. Universal has worked hard over the past year and is well positioned to take advantage of the opportunities we see in the market.

As always, should you have any questions, please don't hesitate to contact me. Thank you for your continued support.

Respectfully,


Stephen C. Knepper
Chairman
_________________________________________________________________

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



























                             - 96 -
EXHIBIT 99.4

For Immediate Release
Contact:  Harvey Grossblatt, President
Universal Security Instruments, Inc.
410-363-3000, Ext. 224
or
Don Hunt, Jeff Lambert
Lambert, Edwards & Associates, Inc.
616-233-0500

     Universal Security Instruments Announces Sharply Higher
       Sales & Earnings For Fourth Quarter and Fiscal Year

      Annual Sales Increase 52%; Earnings Per Share Rise to
                         $2.23 Vs. $0.28

OWINGS MILLS, MD, June 26, 2003: Universal Security Instruments, Inc. (OTC-BB: USEC) today announced significant sales and earnings growth for the fourth quarter and fiscal year ended March 31, 2003. The Company cited continued market share expansion, successful new product launches and solid growth at its Hong Kong joint venture.

The Owings Mills, MD-based designer and marketer of safety and security equipment reported fourth quarter net earnings rose to $519,883, or $0.46 per basic share ($0.42 per diluted share), and sales rose 48% to $3,859,238, compared with net earnings of $139,290, or $0.14 per basic share (0.13 per diluted share), and sales of $2,606,831 for last year's fourth quarter.

For the 12 months ended March 31, 2003 sales rose 52% to $15,953,883, versus $10,480,829 for the same period last year. The Company reported net earnings rose to $2,400,318, or $2.23 per basic share ($2.05 per diluted share), compared to net earnings of $261,625, or $0.28 per basic and diluted share, for the same period last year.

The Company said the annual results, the best in Universal's 33-year history, reflect consistent performance, efficiency and growth in all areas of the Company's business. The Company's 50-percent-owned Hong Kong manufacturing joint venture continues to focus on outstanding quality and efficiency and has expanded sales in international markets as it continues to explore new opportunities. In addition, the Company's wholesale and electrical distribution businesses have increased their domestic market share.
                             - 97 -
"We are very pleased with our results for the fourth quarter and fiscal 2003. As the fourth quarter is traditionally one of the softest periods for our industry, it was highly rewarding to close our year on such a positive note. We have aggressively gained market share across the board, introduced new products and kept costs in check," said Harvey Grossblatt, President and Chief Operating Officer of Universal Security Instruments, Inc.

"Looking back over the past 12 months, it is clear that the plan we began implementing in late 2001 to improve all levels of our operation has taken hold. While aggressively pursuing the many opportunities present in our markets today, we have not lost our focus on remaining efficient, service-oriented and quality-driven. Gross margins rose 16% from 27% to 31% during the past year, sales per employee are up and customer retention and satisfaction are strong. We are very enthusiastic about the work that's been done this year and believe we are well-positioned heading into 2004," Grossblatt added.

UNIVERSAL SECURITY INSTRUMENTS, INC., founded in 1969, is a
Maryland-based manufacturer and worldwide marketer of safety and security products directly and through its 50%-owned Hong Kong joint venture.

                           -- more --






















                             - 98 -
Universal/Page 2

              UNIVERSAL SECURITY INSTRUMENTS, INC.
                   ANNOUNCES RESULTS FOR THE
                 FOURTH QUARTER ENDED MARCH 31:


                                                 UNAUDITED
                                             2003         2002

Sales                                     $3,859,238   $2,606,831

Net income*                                  519,883      139,290

Income per share:
    Basic                                        .46          .14
    Diluted                                      .42          .13

Weighted average number of
 common shares outstanding:
    Basic                                  1,121,191      999,562
    Diluted                                1,248,880    1,055,769



           RESULTS FOR THE FISCAL YEAR ENDED MARCH 31:

                                                  AUDITED
                                             2003         2002

Sales                                    $15,953,883  $10,480,829

Net income*                                2,400,318      261,625

Income per share:
    Basic                                       2.23          .28
    Diluted                                     2.05          .28

Weighted average number of
 common shares outstanding:
    Basic                                  1,075,079      938,624
    Diluted                                1,171,309      945,770

*Due to the tax benefit carryforward of prior years' operating losses, no tax liability was incurred.

OTC:USEC
                             - 99 -
Statements contained in this press release that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Although UNIVERSAL SECURITY INSTRUMENTS, INC. believes that the expectations reflected in such forward-looking statements are reasonable; the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projections.







































                             - 100 -
Audited Financial Statements


THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

31 March 2003








































                             - 101 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

CONTENTS


                                                           Pages


REPORT OF INDEPENDENT AUDITORS                              103

AUDITED FINANCIAL STATEMENTS

     Consolidated profit and loss account                   104

     Consolidated balance sheet                             105

     Consolidated statement of changes in equity            106

     Consolidated cash flow statement                     107-109

     Notes to consolidated financial statements           110-127

























                             - 102 -
Report of Independent Auditors

To the board of directors
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)
(Incorporated in Hong Kong with limited liability)

We have audited the accompanying consolidated balance sheets of (name withheld and filed separately with the Securities and Exchange Commission) (the "Company") and its subsidiaries as of 31 March 2003 and 2002, and the related consolidated profit and loss accounts, consolidated statements of changes in equity and cash flows for each of the two years in the period ended 31 March 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of 31 March 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended 31 March 2003 in conformity with accounting principles generally accepted in Hong Kong.

Accounting principles generally accepted in Hong Kong vary in certain significant respects from accounting principles generally accepted in the United States of America. Application of generally accepted accounting principles in the United States of America would not have had a significant effect on the consolidated results of operations of the Company and its subsidiaries for each of the two years ended 31 March 2003 and the financial position of the Company and its subsidiaries as of 31 March 2003 and 2002.

Ernst & Young
Hong Kong
9 May 2003

                             - 103 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

CONSOLIDATED PROFIT AND LOSS ACCOUNT
Year ended 31 March 2003


                               Notes          2003           2002
                                               HK$            HK$

TURNOVER                          4   182,256,085     88,449,887

Cost of sales                        (120,864,232)   (59,632,260)

Gross profit                           61,391,853     28,817,627

Other revenue                     4     1,221,670      1,345,281
Administrative and
 operating expenses                  ( 21,819,089)   (11,864,956)

PROFIT FROM OPERATING ACTIVITIES  5    40,794,434     18,297,952

Finance costs                     6  (    355,013)   (   145,454)

PROFIT BEFORE TAX                      40,439,421     18,152,498

Tax                               7  (  3,344,724)     1,036,461

NET PROFIT FOR THE YEAR                37,094,697     19,188,959


INTERIM DIVIDENDS                 8    19,955,322     10,383,672















                             - 104 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

CONSOLIDATED BALANCE SHEET
31 March 2003
                               Notes          2003           2002
                                               HK$            HK$
ASSETS

Non-current assets:
Fixed assets                     9      19,506,034     16,414,287
Long term investment            10               -              -
                                        19,506,034     16,414,287
Current assets:
Due from a shareholder           1       4,204,766      2,208,332
Inventories                     11      15,122,141     12,768,297
Trade receivables                        3,982,562      1,698,965
Prepayments, deposits and
 other receivables                         881,514        371,644
Pledged time deposit            12               -      1,676,441
Cash and cash equivalents       13      40,893,730     26,994,967
                                        65,084,713     45,718,646

TOTAL ASSETS                            84,590,747     62,132,933

EQUITY AND LIABILITIES

Current liabilities:
Due to a related Company         1       3,435,335        900,000
Tax payable                              2,366,798      1,379,000
Other payables and accruals              2,387,135      1,447,572
Trade payables                          13,347,999     12,188,556
                                        21,537,267     15,915,128
Non-current liabilities:
Loans from shareholders         14       2,868,954      2,868,954
Deferred tax                    15          30,000        333,700
                                         2,898,954      3,202,654

TOTAL LIABILITIES                       24,436,221     19,117,782

Capital and reserve:
Issued capital                  16             200            200
Retained profits                        60,154,326     43,014,951
                                        60,154,526     43,015,151

TOTAL EQUITY AND LIABILITIES            84,590,747     62,132,933




                             - 105 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Year ended 31 March 2003




                          Issued        Retained
                         capital         profits           Total
                             HK$             HK$             HK$

At 1 April 2001              200      34,209,664      34,209,864

Net profit for the year        -      19,188,959      19,188,959

Interim dividends              -     (10,383,672)    (10,383,672)


At 31 March 2002 and
 1 April 2002                200      43,014,951      43,015,151

Net profit for the year        -      37,094,697      37,094,697

Interim dividends              -     (19,955,322)    (19,955,322)


At 31 March 2003             200      60,154,326      60,154,526


















                             - 106 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

CONSOLIDATED CASH FLOW STATEMENT
Year ended 31 March 2003

                               Notes          2003           2002
                                               HK$            HK$

CASH FLOWS FROM
 OPERATING ACTIVITIES
Profit before tax                      40,439,421     18,152,498
Adjustments for:
     Finance costs               6        355,013        145,454
     Interest income             4    (   373,074)   (   565,330)
     Depreciation                5      3,455,158      2,934,708
     Loss on disposal
      of fixed assets            5        120,708             29


Operating profit before
 working capital changes               43,997,226     20,667,359
     Increase in amount due
      from a shareholder              (11,974,095)   ( 3,409,298)
     Increase in inventories          ( 2,353,844)   ( 6,109,953)
     Increase in trade
      receivables                     ( 2,283,597)   ( 1,698,965)
     Decrease/(increase) in
      prepayments, deposits
      and other receivables           (   509,870)       282,502
     Increase in amount due
      to a related Company              2,535,335        900,000
     Increase/(decrease) in
      other payables and
      accruals                            939,563    ( 1,031,455)
     Increase in trade payables         1,159,443      8,795,015

Cash generated from operations         31,510,161     18,395,205
Interest received                         373,074        565,330
Interest paid                         (   355,013)   (   145,454)
Dividends paid                        ( 9,977,661)   ( 5,191,836)
Hong Kong profits tax
 refunded/(paid)                      ( 2,660,626)        83,458

Net cash inflow from operating
 activities                            18,889,935     13,706,703

                             - 107 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

CONSOLIDATED CASH FLOW STATEMENT (continued)
Year ended 31 March 2003

                               Notes          2003           2002
                                               HK$            HK$

CASH FLOWS FROM INVESTING
 ACTIVITIES
Purchases of fixed assets             ( 6,738,013)   ( 2,271,477)
Proceeds from disposal
 of fixed assets                           70,400         16,113
Decrease/(increase) in
 pledged time deposit                   1,676,441    (    44,509)

Net cash outflow from
 investing activities                 ( 4,991,172)   ( 2,299,873)

CASH FLOWS FROM FINANCING
 ACTIVITY
Repayment of loan from
 a related Company                              -    (    27,329)
Net cash outflow from
 financing activity                             -    (    27,329)

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                      13,898,763     11,379,501

Cash and cash equivalents
 at beginning of year                  26,994,967     15,615,466

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                        40,893,730     26,994,967

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                      13,898,763     11,379,501

Cash and cash equivalents
 at beginning of year                  26,994,967     15,615,466

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                        40,893,730     26,994,967



                             - 108 -

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

CONSOLIDATED CASH FLOW STATEMENT (continued)
Year ended 31 March 2003

                               Notes          2003           2002
                                               HK$            HK$

ANALYSIS OF BALANCES OF CASH
 AND CASH EQUIVALENTS
Cash and bank balances         13      33,066,829     14,962,374
Time deposits with original
 maturity of less than
 three months when acquired    13       7,826,901     12,032,593

                                       40,893,730     26,994,967






























                             - 109 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2003

1.   CORPORATE INFORMATION

     The registered office of the Company is at (address withheld and filed separately with the SEC).

     The Company was incorporated under the laws of Hong Kong on 7 July 1989. It operates under a joint venture agreement entered into on 23 October 1989 between Universal Security Instruments, Inc. ("USI"), a company incorporated in the United States, and The Original Joint Venture Owner (name withheld and filed separately with the SEC). The Company is economically dependent on USI with which it transacts a significant portion of its business and the financial statements reflect the effect of these transactions that are conducted on bases determined between the parties.

     During the year, the following significant related party transactions were recorded:

                               Notes          2003           2002
                                               HK$            HK$

     Sales made to USI           (i)    57,170,207     37,952,734
     Purchases from USI          (i)     7,279,138      5,323,216
     Sales commission to USI    (ii)       335,090              -
     Rentals paid to:
       An Affiliate of the
         Company (name
         withheld and filed
         separately with the
         SEC)                  (iii)       840,000        840,000
       A Director of the
         Company (name
         withheld and filed
         separately with the
         SEC)                  (iii)       240,000        240,000
     Management fee paid to
       (name withheld and
         filed separately
         with the SEC)          (iv)     2,160,000      1,620,000




                             - 110 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2003

1.   CORPORATE INFORMATION (continued)

     Management bonus paid to
      (name withheld and filed
         separately with the
         SEC)                    (v)     3,435,335        900,000
     Interest income from USI   (vi)       169,260        214,409

     Notes:

     (i) Sales and purchases were made according to published prices and conditions similar to those offered to other customers or by other suppliers of the Group.

     (ii) Sales commission was charged at mutually agreed terms between the Group and USI for the Group's sales to customers referred by USI.

     (iii) Rental expenses were charged for the office premises owned by (name withheld and filed separately with the SEC) and (name withheld and filed separately with the
            SEC) in Hong Kong and the People's Republic of China (the "PRC") with reference to the prevailing market rate and area occupied by the Group.

     (iv) Management fee was charged at a monthly basis of HK$180,000 (2002: HK$120,000 for the months from
            January to December 2001 and HK$180,000 for the months from January to March 2002) for the provision of management services rendered in planning, execution and operation of electronics manufacturing plant in the PRC.

     (v) Management bonus was calculated at 10% (2002: 10%) on the portion of the Company's annual pre-tax profit in excess of HK$10 million.

     (vi)   Interest income from USI was charged at 6% (2002: 6%
            - 12%) per annum of the overdue trading balance during the year.

                             - 111 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2003

1.   CORPORATE INFORMATION (continued)

     Notes (continued):

     (name withheld and filed separately with the SEC) is a company of which (name withheld and filed separately with the SEC) and (name withheld and filed separately with the
     SEC), beneficial shareholders of (name withheld and filed separately with the SEC), are also directors. The amount due to (name withheld and filed separately with the SEC) of HK$3,435,335 (2002: HK$900,000) as at 31 March 2003
     is unsecured, interest-free and has no fixed terms of repayment.

     Except for the trading balance of HK$3,748,182 (2002:
     HK$1,512,801) with USI included as due from a shareholder of HK$4,204,766 (2002: HK$2,208,332) under current assets at 31
     March 2003 which is interest-bearing at 6% (2002: 6% - 12%) per annum, the remaining balance with USI is unsecured, interest-free, and has no fixed terms of repayment.


2.   IMPACT OF NEW AND REVISED HONG KONG STATEMENTS OF STANDARD
     ACCOUNTING PRACTICE ("SSAPS")

     The following new and revised SSAPs are effective for the first time for the current year's consolidated financial statements:

     * SSAP 1 (Revised): "Presentation of financial statements"
     * SSAP 15 (Revised): "Cash flow statements"
     * SSAP 34: "Employee benefits"

     These SSAPs prescribe new accounting measurement and disclosure practices. The major effects on the Group's accounting policies and on the amounts disclosed in these financial statements of adopting these SSAPs are summarised as follows:



                             - 112 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2003

2.   IMPACT OF NEW AND REVISED HONG KONG STATEMENTS OF STANDARD
     ACCOUNTING PRACTICE ("SSAPS") (continued)

     SSAP 1 prescribes the basis for the presentation of financial statements and sets out guidelines for their structure and minimum requirements for the content thereof. The principal impact of the revision to this SSAP is that a consolidated statement of changes in equity is now presented on page 106 of the consolidated financial statements in place of the consolidated statement of recognised gains and losses that was previously required.

     SSAP 15 (Revised) prescribes the revised format for the cash flow statement. The principal impact of the revision of this SSAP is that the consolidated cash flow statement now presents cash flows under three headings, cash flows from operating, investing and financing activities, rather than the five headings previously required.

     SSAP 34 prescribes the recognition and measurement criteria to apply to employee benefits, together with the required disclosures in respect thereof. The adoption of this SSAP has resulted in no material change to the previously adopted accounting treatments for employee benefits.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of preparation
     These financial statements have been prepared in accordance with Hong Kong Statements of Standard Accounting Practice and accounting principles generally accepted in Hong Kong.
     They have been prepared under the historical cost convention.








                             - 113 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2003

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Basis of consolidation
     The consolidated financial statements include the financial statements of the Company and its subsidiaries for the year ended 31 March 2003. The results of subsidiaries acquired or disposed of during the year are consolidated from or to their effective dates of acquisition or disposal, respectively. All significant intercompany transactions and balances within the Group are eliminated on consolidation.

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


                             - 114 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2003

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     An impairment loss is recognised only if the carrying amount of an asset exceeds its recoverable amount. An impairment loss is charged to the consolidated profit and loss account in the period in which it arises.

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

     Land held on medium term lease     Over the lease term
     Buildings                          5%
     Leasehold improvements             20%
     Plant and machinery                10%
     Furniture and fixtures             20%
     Motor vehicles                     20%
     Computer equipment and software    50%

     The gain or loss on disposal or retirement of a fixed asset recognised in the consolidated profit and loss account is the difference between the net sales proceeds and the carrying amount of the relevant asset.


                             - 115 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2003

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     Cash and cash equivalents
     For the purpose of the consolidated cash flow statement, cash and cash equivalents comprise cash on hand and demand deposits, and short term highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, and have a short maturity of generally within three months when acquired, less bank overdrafts which are repayable on demand and form an integral part of the Group's cash management.

     For the purpose of the consolidated balance sheet, cash and cash equivalents comprise cash on hand and at banks, including term deposits, which are not restricted as to use.

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


                             - 116 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2003


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     (c)  management fee income, when the services are rendered;
          and

     (d) interest income, on a time proportion basis taking into account the principal outstanding and the effective interest rate applicable.

     Operating leases
     Leases where substantially all the rewards and risks of ownership of assets remain with the lessor are accounted for as operating leases. Where the Group is the lessor, assets leased by the Group under operating leases are included in non-current assets and rentals receivable under the operating leases are credited to the consolidated profit and loss account on the straight-line basis over the lease terms. Where the Group is the lessee, rentals payable under the operating leases are charged to the consolidated profit and loss account on the straight-line basis over the lease terms.

     Deferred tax
     Deferred tax is provided, using the liability method, on all significant timing differences to the extent it is probable that the liability will crystallise in the foreseeable future. A deferred tax asset is not recognised until its realisation is assured beyond reasonable doubt.

     Foreign currencies
     Foreign currency transactions are recorded at the applicable exchange rates ruling at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable exchange rates ruling at that date. Exchange differences are dealt with in the consolidated profit and loss account.







                             - 117 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2003

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Employee benefits
     Pension Scheme
     The Group operates a defined contribution Mandatory Provident Fund retirement benefits scheme (the "MPF Scheme") under the Mandatory Provident Fund Schemes Ordinance for all of its employees. Contributions are made based on a percentage of the employees' basic salaries and are charged to the consolidated profit and loss account as they become payable in accordance with the rules of the MPF Scheme. The assets of the MPF Scheme are held separately from those of the Group in an independently administered fund. The Group's employer contributions vest fully with the employees when contributed into the MPF Scheme.

4.   REVENUE AND GAINS

     Turnover represents the invoiced value of goods sold, net of discounts and returns. An analysis of turnover, revenue and gains is as follows:

                                              2003           2002
                                               HK$            HK$

     Turnover
     Sale of goods                    182,256,085     88,449,887

     Other revenue
     Gross rental income                  295,200        316,400
     Management fee income                      -         19,890
     Interest income                      373,074        565,330
     Sundry income                        314,918        267,041
                                          983,192      1,168,661

     Gains
     Exchange gains, net                  238,478        176,620
                                        1,221,670      1,345,281






                             - 118 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31 March 2003

5.   PROFIT FROM OPERATING ACTIVITIES

     Profit from operating activities is arrived at after charging/(crediting):

                                              2003           2002
                                               HK$            HK$

     Cost of inventories sold         120,864,232     59,632,260
     Depreciation                       3,455,158      2,934,708
     Less:  Amount included in
             cost of sales             (2,400,072)    (2,278,081)
                                        1,055,086        656,627

     Auditors' remuneration               168,000        168,000
     Staff costs:
     Wages and salaries                 9,433,055      7,105,704
     Pension scheme contributions         162,751        148,629
                                        9,595,806      7,254,333

     Less:  Amount included in
             cost of sales             (5,012,585)    (3,301,487)
                                        4,583,221      3,952,846
     Directors' remuneration                    -              -
     Minimum lease payments under
       operating leases in respect
       of land and buildings            1,175,993      1,120,605
     Gross and net rental income      (   295,200)    (  316,400)
     Loss on disposal of fixed assets     120,708             29















                             - 119 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31 March 2003

6.   FINANCE COSTS

                                              2003           2002
                                               HK$            HK$

     Interest on inward bills              286,947        101,991
     Interest to (name withheld and
       filed separately with the SEC)            -            667
     Others                                 68,066         42,796

     Total interest                        355,013        145,454


7.   TAX

     Hong Kong profits tax has been provided at the rate of 16%
     (2002: 16%) on the estimated assessable profits arising in Hong Kong during the year.

                                              2003           2002
                                               HK$            HK$

     Provision for the year             3,700,000      1,379,000
     Overprovision in prior years       (  51,576)    (2,415,461)
     Deferred tax - note 15             ( 303,700)             -

     Tax charge/(credit) for the year   3,344,724     (1,036,461)
















                             - 120 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31 March 2003

8.   INTERIM DIVIDENDS

                                              2003           2002
                                               HK$            HK$

     First interim - HK$2,834,679
       (2002: HK$4,680,000) per
       ordinary share                    5,669,358      9,360,000
     Second interim - HK$2,692,134
       (2002: HK$511,836) per
       ordinary share                    5,384,268      1,023,672
     Third interim - HK$2,526,524
       (2002: Nil) per ordinary share    5,053,048              -
     Fourth interim - HK$1,924,324
       (2002: Nil) per ordinary share    3,848,648              -

                                        19,955,322     10,383,672


9.   FIXED ASSETS (continued)

Cost:
           At beginning
                of Year   Additions    Disposals At 31 March 2003
Medium
term
leasehold
land
HK$           2,102,686           -           -         2,102,686

Buildings
HK$          13,711,906           -           -        13,711,906

Leasehold
improve-
ments
HK$           7,789,993   2,487,245           -        10,277,238

Plant and
machinery
HK$          31,128,422   2,566,240  (2,398,412)       31,296,250

Furniture
and
fixtures
HK$           3,491,267     357,579           -         3,848,846

Motor
vehicles
HK$           1,577,130     927,603           -         2,504,733

Computer
equipment
and
software
HK$             673,322     399,346           -         1,072,668

Total HK$    60,474,726   6,738,013  (2,398,412)       64,814,327


Accumulated depreciation:
                           Provided
           At beginning      during
                of Year    the year    Disposals At 31 March 2003
Medium
term
leasehold
land
HK$             471,352      43,806           -           515,158

Buildings
HK$           5,725,416     636,602           -         6,362,018

Leasehold
improve-
ments
HK$           6,946,693     503,475           -         7,450,168

Plant and
machinery
HK$          27,139,535   1,216,189  (2,207,304)       26,148,420

Furniture
and
fixtures
HK$           2,870,577     213,433           -         3,084,010

Motor
vehicles
HK$             720,555     405,809           -         1,126,364

Computer
equipment
and
software
HK$             186,311     435,844           -           622,155

Total HK$    44,060,439   3,455,158  (2,207,304)       45,308,293


Net book value:
                              At 31 March 2003   At 31 March 2003
Medium term leasehold
land HK$                             1,587,528          1,631,334

Buildings HK$                        7,349,888          7,986,490

Leasehold
improvements HK$                     2,827,070            843,300

Plant and machinery HK$              5,147,830          3,988,887

Furniture and fixtures HK$             764,836          1,378,369

Motor vehicles HK$                   1,378,369            856,575

Computer equipment and
software HK$                           450,513            487,011

Total HK$                           19,506,034         16,414,287

                             - 121 -
     In 1991, the Group entered an agreement to lease certain land located in the PRC for the building of factory premises and staff quarters for a term of 50 years at a consideration of HK$2,102,686. However, the Group has not obtained the land use right from the relevant authority in the PRC. This land is amortised over the lease term of 50 years.


10.  LONG TERM INVESTMENT
                                              2003           2002
                                               HK$            HK$

     Unlisted investment, at cost       9,305,588      9,305,588
     Amount due from the investee
      Company                           1,158,675      1,158,675
                                       10,464,263     10,464,263

     Less:  Provision for impairment   (9,305,588)    (9,305,588)
            Provision against an
             amount due from the
             investee Company          (1,158,675)    (1,158,675)

                                                -              -


                             - 122 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31 March 2003


10.  LONG TERM INVESTMENT (continued)

     Particulars of the investee company are as follows:

                                           Percentage
               Place of        Nominal      of equity
           registration       value of   attributable
                    and     registered   to the Group   Principal
Name          operation        capital   2002    2001    activity

An Affiliate
 of the Company
 (name withheld
 and filed
 separately
 with the SEC)      PRC   US$4,000,000    30      30      Dormant


     The Group does not have significant influence on the financial and operating policy decisions of the investee company and, accordingly, the investment is classified as long-term investment. The amount due from the investee company is unsecured, interest-free and has no fixed terms of repayment.


11.  INVENTORIES

                                              2003           2002
                                               HK$            HK$

     Raw materials                       8,294,473      8,615,554
     Work in progress                    3,224,558      1,779,372
     Finished goods                      3,603,110      2,373,371

                                        15,122,141     12,768,297







                             - 123 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31 March 2003


12.  PLEDGED TIME DEPOSIT

     At 31 March 2002, time deposit of HK$1,676,441 was pledged to a bank for credit facilities of HK$3,329,000 granted to the Group. The pledge was released during the year.


13.  CASH AND CASH EQUIVALENTS

                                              2003           2002
                                               HK$            HK$

     Cash and bank balances             33,066,829     14,962,374
     Time deposits                       7,826,901     12,032,593

                                        40,893,730     26,994,967


14.  LOANS FROM SHAREHOLDERS

                                              2003           2002
                                               HK$            HK$

     USI                                 1,434,477      1,434,477
     (name withheld and filed
       separately with the SEC)          1,434,477      1,434,477

                                         2,868,954      2,868,954

     The loans are unsecured, interest-free and repayable on demand by the respective shareholders with the consent of the other. The directors of the Company consider that these liabilities to be non-current.










                             - 124 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31 March 2003


15.  DEFERRED TAX

                                              2003           2002
                                               HK$            HK$

     Balance at beginning of year         333,700         333,700
     Credit for the year - note 7        (303,700)              -

     Balance at end of year                30,000         333,700

     The principal component of deferred tax liability calculated at 17.5% (2002: 16%) of the cumulative timing differences comprises accelerated depreciation allowances at the balance sheet date.


16.  SHARE CAPITAL

                                                    Company
                                              2003           2002
                                               HK$            HK$

     Authorised:
       100 ordinary shares of HK$100 each   10,000         10,000

     Issued and fully paid:
       2 ordinary shares of HK$100 each        200            200


17.  NOTE TO THE CONSOLIDATED CASH FLOW STATEMENT

     Major non-cash transactions

     During the year, interim dividends of HK$9,977,661 were settled through the current account with a shareholder.








                             - 125 -

THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31 March 2003


18.  OPERATING LEASE ARRANGEMENTS

     The Group leases certain of its office premises and factory premises under operating lease arrangements for terms ranging from 1 to 5 years.

     At 31 March 2003, the Group had total future minimum lease payments under non-cancellable operating leases falling due as follows:

                                              2003           2002
                                               HK$            HK$

     Within one year                       913,500              -
     In the second to fifth years,
      inclusive                          2,660,000              -

                                         3,573,500              -


19.  COMMITMENTS

     In addition to the operating lease commitments detailed in note 18 above, the Group had the following contracted commitments at the balance sheet date:

                                              2003           2002
                                               HK$            HK$

     Purchase of fixed assets              128,181        162,000
     Capital contribution payable to
      a PRC wholly-owned subsidiary    117,000,000              -

                                       117,128,181        162,000









                             - 126 -
THE JOINT VENTURE (NAME WITHHELD AND FILED SEPARATELY
  WITH THE SECURITIES AND EXCHANGE COMMISSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31 March 2003


20.  COMPARATIVE AMOUNTS

     As further explained in note 2 to the financial statements, due to the adoption of certain new and revised SSAPs during the current year, the presentation of certain items and balances in the financial statements have been revised to comply with the new requirements. Accordingly, certain comparative amounts have been reclassified to confirm with the current year's presentation.


21.  RECONCILIATION TO ACCOUNTING PRINCIPLES GENERALLY ACCEPTED
     IN THE UNITED STATES OF AMERICA

     The financial statements have been prepared in accordance with accounting principles generally accepted in Hong Kong, which differ in certain significant respects from accounting principles generally accepted in the United States of America. However, the application of generally accepted accounting principles in the United States of America would not have a significant effect on either the operation results of the Group for each of the two years in the period ended 31 March 2003 or the financial position of the Group as of 31 March 2003 and 2002.