Form 10-K/A
period 2003-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2003-07-07
CIK 102109

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2003 or

[ ]  Transition   report  pursuant  to Section  13  or 15(d) of  the  Securities
     Exchange Act of 1934 for the transition period from __________________ to _________________

                         Commission file number: 0-7885

                      UNIVERSAL SECURITY INSTRUMENTS, INC.
             (Exact name of registrant as specified in its charter)

         Maryland                                              52-0898545
----------------------------                               -------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                          Identification No.)

7-A Gwynns Mill Court, Owings Mills, Maryland                     21117
---------------------------------------------                   ---------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code           (410) 363-3000
                                                             --------------

           Securities registered pursuant to Section 12(b) of the Act:

Title of Class                         Name of Each Exchange on Which Registered
    None                                                None
--------------                                          ----

          Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                       ---    ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 19, 2003 was $5,725,825.

The number of shares of common stock outstanding as of June 19, 2003 was 1,123,482.

     The Registrant hereby amends the cover page of its Annual Report on Form 10-K for the fiscal year ended March 31, 2003, which was filed with the Commission on June 27, 2003, to reflect the correct number of shares outstanding of the issuer's classes of common stock as of June 19, 2003.

                                    PART IV
                                    -------

ITEM 16.

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 3. Exhibits required to be filed by Item 601 of Regulation S-K
       -----------------------------------------------------------

Exhibit No.
-----------
99.1   Rule 15d-14(a) Certification of Chief Executive Officer*
99.2   Rule 15d-14(a) Certification of Chief Financial Officer*

*Filed herewith

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  July 7, 2003                         UNIVERSAL SECURITY INSTRUMENTS, INC.


                                            By:   /s/ Harvey B. Grossblatt
                                               ---------------------------------
                                               Harvey B. Grossblatt, President

                                                                    EXHIBIT 99.1
                                                                    ------------

            RULE 15d-14(a) CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            -------------------------------------------------------

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

Date: July 7, 2003                                /s/ Stephen C. Knepper
                                            ------------------------------------
                                            Stephen C. Knepper
                                            Chief Executive Officer

                                                                    EXHIBIT 99.2
                                                                    ------------

             RULE 15d-14(a) CERTIFICATION OF CHIEF FINANCIAL OFFICER
             -------------------------------------------------------

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

Date: July 7, 2003                                /s/ Harvey Grossblatt
                                            ------------------------------------
                                            Harvey Grossblatt
                                            Chief Financial Officer