Form 10-Q
period 2003-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2003-08-14
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2003

                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-7885


                      UNIVERSAL SECURITY INSTRUMENTS, INC.

             (Exact name of registrant as specified in its charter)

Maryland                                                        52-0898545
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

7-A Gwynns Mill Court
Owings Mills, Maryland                                            21117
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (410) 363-3000

                                  Inapplicable
             (Former name, former address and former fiscal year if
                           changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act. Yes    No  X
                                              ---    ---

At August 14, 2003, the number of shares outstanding of the registrant's common stock was 1,127,295.

                                TABLE OF CONTENTS




Part I - Financial Information                                            Page
                                                                          ----

         Item 1.     Consolidated Financial Statements (unaudited):
         -------

                     Consolidated Balance Sheets at June 30, 2003
                     and March 31, 2003                                     3

                     Consolidated Statements of Earnings for the
                     Three Months Ended June 30, 2003 and 2002              4

                     Consolidated Statements of Cash Flows for the
                     Three Months Ended June 30, 2003 and 2002              5

                     Notes to Consolidated Financial Statements             6

         Item 2.     Management's Discussion and Analysis of
         -------     Financial Condition and Results of Operations          9

         Item 3.     Quantitative and Qualitative Disclosure               11
         -------     About Market Risk

         Item 4.     Disclosure Controls and Procedures                    11
         -------



Part II - Other Information

         Item 5.     Other Information                                     12
         -------

         Item 6.     Exhibits and Reports on Form 8-K                      12
         -------

                     Signatures                                            13

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

             UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                    ASSETS                                         June 30, 2003       March 31, 2003
                                                                                   -------------       --------------

CURRENT ASSETS
Cash                                                                                    $20,089              $51,112
Accounts receivable:
  Trade (less allowance for doubtful accounts of $50,000 and $10,000
   at June 30 and March 31, 2003, respectively)                                          297,442              207,539
Employees                                                                                14,900               16,303
                                                                                      ---------            ---------
                                                                                        312,342              223,842
Amount due from factor                                                                1,022,993              623,566
Inventory                                                                             2,742,200            3,224,229
Prepaid expenses                                                                        112,891              136,343
                                                                                      ---------            ---------

TOTAL CURRENT ASSETS                                                                  4,210,515            4,259,092

INVESTMENT IN JOINT VENTURE                                                           4,538,403            3,831,583

PROPERTY, PLANT AND EQUIPMENT - NET                                                     275,143              279,896

OTHER ASSETS                                                                             11,472               11,472
                                                                                      ---------            ---------

TOTAL ASSETS                                                                         $9,035,533           $8,382,043
                                                                                     ==========           ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                       $931,585           $1,173,175
Accrued liabilities                                                                     726,854              684,979
Current obligations under capital lease                                                  23,250               23,250
                                                                                      ---------            ---------
TOTAL CURRENT LIABILITIES                                                             1,681,689            1,881,404
                                                                                      ---------            ---------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                                       3,431                7,224

COMMITMENTS AND CONTINGENCIES                                                                 -                    -

SHAREHOLDERS' EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares;
  issued and outstanding 1,123,024 and 1,121,982 shares at June 30, 2003 and March 31, 2003, respectively
Additional paid-in capital                                                           11,063,859           11,059,381
Accumulated deficit                                                                 (3,724,688)          (4,577,186)
                                                                                    -----------          -----------
TOTAL SHAREHOLDERS' EQUITY                                                            7,350,413            6,493,415
                                                                                      ---------            ---------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $9,035,533           $8,382,043
                                                                                     ==========           ==========


          See accompanying notes to consolidated financial statements.

             UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                                 Three Months Ended June 30,
                                                                     2003          2002
                                                                     ----          ----

Net sales                                                        $4,431,950     $3,750,926
Cost of good sold                                                 2,971,705      2,667,701
                                                                 ----------     ----------

GROSS PROFIT                                                      1,460,245      1,083,225

Research and development expense                                     64,617         60,400
Selling, general and administrative expense                       1,171,330        949,214
                                                                 ----------     ----------

Operating income                                                    224,298         73,611

Other (expense):
   Interest expense                                                 (32,710)       (36,937)
                                                                 ----------     ----------

INCOME BEFORE EARNINGS FROM JOINT VENTURE
                                                                    191,588         36,674

Earnings from Joint Venture:
   Equity in earnings of Joint Venture                              706,820        540,266
   Cost allocatable to Joint Venture                                (45,910)             -
                                                                 ----------     ----------
                                                                                      -

NET INCOME                                                         $852,498      $ 576,940
                                                                   ========      =========

Net income per common share amounts:
  Basic                                                               $0.76          $0.57
  Diluted                                                             $0.68          $0.55
Weighted average number of common shares outstanding
  Basic                                                           1,123,024      1,014,770
  Diluted                                                         1,250,191      1,057,976




          See accompanying notes to consolidated financial statements.

             UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                        Three Months Ended June 30,
                                                                                          2003              2002
                                                                                          ----              ----
OPERATING ACTIVITIES
Net income                                                                              $852,498          $576,940
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                           8,540             9,088
   Earnings of the Joint Venture                                                        (706,820)         (540,266)
   Change in allowance for doubtful accounts                                              40,000           (68,358)
   Changes in operating assets and liabilities:
      Increase in accounts receivable and amounts due from factor                       (527,927)         (482,205)
      Decrease (increase) in inventories and prepaid expenses                            505,481           (86,520)
      Decrease in other assets                                                                 -             1,800
      (Decrease) increase in accounts payable and accrued expenses                      (199,715)          654,023
                                                                                        --------           -------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                      (27,943)           64,502

INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                             (3,787)           (4,165)
                                                                                        --------           -------

NET CASH USED IN INVESTING ACTIVITIES                                                     (3,787)           (4,165)

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock from exercise of employee stock options         4,500                 -
    Principal payments on capital lease                                                   (3,793)           (3,793)
                                                                                        --------           -------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                          707            (3,793)
                                                                                        --------           -------

(DECREASE) INCREASE IN CASH                                                              (31,023)           56,544

Cash at beginning of period                                                               51,112            19,383
                                                                                        --------           -------

CASH AT END OF PERIOD                                                                    $20,089           $75,927
                                                                                        ========           =======
Supplemental information:
  Interest paid                                                                          $32,710           $36,674
  Income tax paid                                                                              -                 -

Non-cash financing activities:
  Issuance of 10,000 shares of common stock in satisfaction of amounts payable                 -            27,200
  Repayment of trade payables due the Joint Venture in lieu of cash distribution         $     -          $363,420


     See accompanying notes to condensed consolidated financial statements.


              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Statement of Management

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the Company's March 31, 2003 audited financial statements filed with the Securities and Exchange Commission on Form 10-K. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Income Taxes

No income tax expense has been provided for the quarter ended June 30, 2003 as a result of the carryforward of prior years' operating losses.

Joint Venture

The Company maintains a 50% interest in a joint venture with a Hong Kong corporation ("Joint Venture") which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture for the quarters ended June 30, 2003 and 2002:

                                              2003              2002
                                           ----------        ----------

      Net sales                            $6,761,546        $5,924,469
      Gross profit                          1,976,146         1,996,960
      Net income                            1,276,037         1,380,526
      Total current assets                 10,867,013         6,829,366
      Total assets                         13,263,518         9,104,579
      Total current liabilities             4,444,823         2,556,300

During the three months ended June 30, 2003 and 2002, respectively, the Company purchased $1,448,693 and $1,283,757 of products from the Hong Kong Joint Venture. At June 30, 2003 and 2002, the Company had amounts payable to the Hong Kong Joint Venture of $382,462 and $130,596, respectively. The Company has adjusted its equity in earnings of the Joint Venture to reflect certain adjustments required by US GAAP.

In 2002, the Company amended its employment agreements so that bonus payments are allocated between domestic operations and joint venture operations. The Company recorded $45,910 of costs allocatable to the joint venture in the accompanying statement of operations for the three months ended June 30, 2003.

Net Income Per Common Share

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three month periods ended June 30, 2003 and 2002 is as follows:

                                             Three months ended June 30,
                                               2003               2002
                                             ---------         ---------

Weighted average number of common
  shares outstanding for basic EPS           1,123,024         1,014,770

Shares issued upon the assumed
  exercise of outstanding stock
  options                                      127,167            43,206
                                             ---------         ---------

Weighted average number of common
  and common equivalent shares
  outstanding for diluted EPS                1,250,191         1,057,976
                                             =========         =========

Stock Based Compensation

The Company uses the intrinsic value method as defined by Accounting Principles Board Opinion No. 25 to account for stock-based employee compensation. The Company has adopted the disclosure requirements of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB No. 148 during fiscal 2003. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                         Three months ended June 30,
                                                                            2003             2002
                                                                            ----             ----

Net income, as reported                                                   $852,498         $576,940

Deduct:   Total  stock-based   employee   compensation   expense
determined under fair value based method for all awards,  net of
related tax effects                                                        (20,985)         (12,182)
                                                                          --------          -------

Pro forma net income                                                      $831,513         $564,758
                                                                          ========         ========

Earnings per share:

Basic - as reported                                                        $0.76            $0.57
                                                                           =====            =====

Basic - pro forma                                                          $0.74            $0.56
                                                                           =====            =====

Diluted - as reported                                                      $0.68            $0.55
                                                                           =====            =====

Diluted - pro forma                                                        $0.67            $0.53
                                                                           =====            =====


Contingencies

The Company has outstanding letters of credit in the amount of $582,249 as of June 30, 2003.

Subsequent Events

As disclosed in the Company's filing on Form 8-K (filed on July 25, 2003), on July 28, 2003 the Company's Common Stock commenced trading on the American Stock Exchange under the new ticker symbol UUU.

On August 1, 2003 (subsequent to the close of the period covered by this Quarterly Report), the Company closed on the sale of a 1.5 acre parcel of excess land for gross sale proceeds of $350,000. Any income on the sale of this parcel will be calculated and reported for the Company's fiscal quarter ending September 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Sales. Net sales for the three months ended June 30, 2003 were $4,431,950 compared to $3,750,926 for the comparable three months in the prior fiscal year, an increase of $681,024. Net sales of safety products increased by $1,196,192 as compared to the quarter ended June 30, 2002. Net sales of other products decreased by $515,168, as compared to the quarter ended June 30, 2002. The primary reason for the increase in safety sales was higher smoke alarm sales. The major reason for lower other products sales was lower private label sales of speakers.

     Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company's gross profit margins increased 14%, to 33% of sales for the quarter ended June 30, 2003 from 29% for the corresponding quarter last year. The increase resulted from a higher concentration of sales by the Company's USI Electric subsidiary, whose products sell at better margins, and increased sales without increased fixed costs.

     Expenses. Selling, general and administrative expenses increased by $222,116 from the comparable three months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 28% for the three month period ended June 30, 2003 and 27% for the three month period ended June 30, 2002. The increase in selling, general and administrative expenses was mainly due to higher commission and freight costs associated with the Company's higher sales.

     Interest Expense and Income. The Company's interest expense, net of interest income, decreased from $36,937 for the quarter ended June 30, 2002 to $32,710 for the quarter ended June 30, 2003. The lower interest expenses resulted primarily from lower interest rates.

     Net Income. The Company reported a net profit of $852,498 for the quarter ended June 30, 2003 compared to net profit of $576,940 for the corresponding quarter of the prior fiscal year. The primary reasons for the increase in profit were higher Joint Venture earnings and higher gross profit from Company sales, partially offset by higher selling, general and administrative expenses associated with increased sales and higher legal costs partly associated with defending patent litigation.

FINANCIAL CONDITION AND LIQUIDITY

     Cash needs of the Company are currently met by funds generated from operations and the Company's Factoring Agreement which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum amount available under the Factoring Agreement is currently $7,500,000. However, based on specified percentages of the Company's accounts receivable and inventory and letter of credit commitments, at June 30, 2002, the Company had $1,855,249 available under the Factoring Agreement, of which $582,249 had been utilized in connection with outstanding letters of credit as of June 30, 2003. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to 1% in excess of the prime rate of interest charged by the Company's lender, which was 5% at June 30, 2003. Borrowings are collateralized by all the Company's accounts receivable, inventory and a 1.5 acre parcel of land which is adjacent to the Company's prior headquarters. On August 1, 2003 (subsequent to the close of the period covered by this Quarterly Report), the Company sold the parcel of land which secured the borrowings under the Factoring Agreement and used the proceeds to reduce the outstanding principal balance due under the Factoring Agreement.

     Operating activities used cash of $27,943 for the quarter ended June 30, 2003. This was primarily due to an increase in accounts receivable and amount due from factor of $527,927, and equity in the earnings from the Company's Joint

Venture of $706,820, which were offset by an increase in accounts payable and accrued expenses of $199,715, and a decrease in inventories and prepaid expenses of $505,481. For the same period last year, operating activities provided cash of $64,502.

     Investing activities used cash of $3,787 in the current quarter and $4,165 cash in the prior quarter, primarily to acquire equipment.

     Financing activities provided cash of $707. For the same period last year, financing activities used cash of $3,793.

     The Company believes that funds available under the Factoring Agreement and its working capital provide it with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months.

HONG KONG JOINT VENTURE

     Net Sales. Net sales of the joint venture for the three months ended June 30, 2003 were $6,761,546 compared to $5,924,469 for the comparable three months in the prior fiscal year. The increase in sales was primarily due to increased sales of smoke alarms to non-related customers.

     Net Income. Net income was $1,276,037 for the quarter ended June 30, 2003 compared to $1,380,526 in the comparable quarter last year. The decrease in net income resulted from lower selling prices.

     Gross Margins. Gross margins of the Hong Kong Joint Venture for the quarter ended June 30, 2003 decreased from 34% to 29% compared to the prior year's period. The primary reason for this decrease was lower selling prices.

     Expenses. Selling, general and administrative expenses were $690,143 for the quarter ended June 30, 2003, compared to $528,354 for the prior year's period, a 31% increase. As a percentage of sales, expenses were 10% and 9% for the quarters ended June 30, 2003 and 2002, respectively. The increase in selling, general and administrative expense as a percent of sales was due to higher sales volume.

     Interest Income and Expense. Interest income, net of interest expense, was $557 for the quarter ended June 30, 2003, compared to interest expense of $4,149 for the prior year's period. The increase in interest income is due to higher cash balances.

     Liquidity. Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During the quarter ended June 30, 2003, working capital increased by $839,408 from $5,582,783 on March 31, 2003 to $6,422,191 on
June 30, 2003. During the quarter ended June 30, 2002, working capital increased by $457,436 from $3,815,630 on March 31, 2002 to $4,273,066 on June 30, 2002.

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

     The Company believes the following critical accounting policies affect management's more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion on the application on these and other accounting policies see Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended March 31, 2003. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

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

     The Company currently has significant deferred tax assets resulting from tax credit carryforwards, net operating loss carryforwards and deductible temporary differences, which will reduce taxable income in future periods. The Company has provided a valuation allowance on future tax benefits such as foreign tax credits, foreign net operating losses, capital losses and net operating losses.

     A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax assets will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is a negative evidence such as cumulative losses and losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of management's assessment, the Company established a full valuation allowance for its remaining net deferred tax assets at March 31, 2003.

     The Company is subject to lawsuits and other claims, related to patents and other matters. Management is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     No material changes have occurred in the quantitative and qualitative market risk disclosures of the Company as presented in the Company's Annual Report Form 10-K for the year ended March 31, 2003.


ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     As disclosed in the Company's filing on Form 8-K (filed on July 25, 2003), on July 28, 2003 the Company's Common Stock commenced trading on the American Stock Exchange under the new ticker symbol UUU.

     On August 1, 2003 (subsequent to the close of the period covered by this Quarterly Report), the Company closed on the sale of a 1.5 acre parcel of excess land for gross sale proceeds of $350,000. Any income on the sale of this parcel will be calculated and reported for the Company's fiscal quarter ending September 30, 2003.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

Exhibit No.
-----------
3.1 Articles of Incorporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 0-7885)
3.2 Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 31, 2002, file No. 0-7885)
3.3 Bylaws, as amended (incorporated by reference to Exhibit 3 to the Company's Form 8-A/A filed July 24, 2003)
10.1 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, File No. 0-7885)
10.2 Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)
10.3 Amended Factoring Agreement with CIT Group (successor to Congress Talcott, Inc.) dated November 14, 1999 (incorporated by reference to
          Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)
10.4 Amendment to Factoring Agreement with CIT Group (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 0-7885)
10.5 Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 0-7885)
10.6 Amended and Restated Employment Agreement dated April 1, 2003 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)
31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1      Section 1350 Certifications*
99.1      Press Release dated August 14, 2003*

*Filed herewith

(b)       Reports on Form 8-K:

                None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNIVERSAL SECURITY INSTRUMENTS, INC.
                                           (Registrant)


Date: August 14, 2003                      By:     /s/ Harvey B. Grossblatt
                                              ----------------------------------
                                              Harvey B. Grossblatt
                                              President, Chief Financial Officer

                                                                    Exhibit 31.1
                                                                    ------------

                                  CERTIFICATION


          I, Stephen C. Knepper, certify that:

          1. I have reviewed this Quarterly Report on Form 10-Q of Universal Security Instruments, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

          4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

               (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

          5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

               (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

               (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


Date: August 14, 2003                            /s/ Stephen C. Knepper
                                            ------------------------------------
                                            Stephen C. Knepper
                                            Chief Executive Officer

                                                                    Exhibit 31.2
                                                                    ------------

                                  CERTIFICATION


          I, Harvey B. Grossblatt, certify that:

          1. I have reviewed this Quarterly Report on Form 10-Q of Universal Security Instruments, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

          4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

               (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

          5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

               (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

               (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


Date: August 14, 2003                            /s/ Harvey B. Grossblatt
                                            ------------------------------------
                                            Harvey B. Grossblatt
                                            Chief Financial Officer

                                                                    Exhibit 32.1
                                                                    ------------


                           SECTION 1350 CERTIFICATIONS

          In  connection  with  the  Quarterly  Report  of  Universal   Security
Instruments, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the "Report"), the undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods reflected therein.



Date: August 14, 2003                            /s/ Stephen C. Knepper
                                            ------------------------------------
                                            Stephen C. Knepper
                                            Chief Executive Officer




                                                 /s/ Harvey B. Grossblatt
                                            ------------------------------------
                                            Harvey B. Grossblatt
                                            Chief Financial Officer

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




     Universal Security Instruments Posts Record Earnings For First Quarter
     ----------------------------------------------------------------------

                 Earnings Rise 44% on an 18% Increase in Sales

OWINGS MILLS, MD, August 14, 2003: Universal Security  Instruments,  Inc. (AMEX:
UUU) today announced record quarterly earnings on increased sales for its first quarter ended June 30, 2003. The Company cited continued market share expansion and highly efficient operations as primary factors.

The Owings Mills, MD-based designer and marketer of safety and security equipment posted net earnings of $852,498, or $0.76 per basic share ($0.68 per diluted share), on net sales of $4,431,950 in the first quarter of fiscal 2004, compared with net earnings of $576,940, or $0.57 per basic and $0.55 per diluted share, on net sales of $3,750,926 in the same period of last year.

The Company said the financial performance marked the highest net income reported in any quarter in its 34-year history and its ninth consecutive quarter of profitability. The results are also the first reported by Universal since its move to the American Stock Exchange on July 28.

"Our record-setting first-quarter results reflect new gains in market share, along with our ability to hold the line on operational costs while maintaining our product quality. We experienced strong activity in the wholesale and electrical distribution businesses during the quarter and gross margins improved 14%, to 33% from 29% in the same quarter last year. We are pleased with our progress overall," said Steve Knepper, chairman of the board and chief executive officer of Universal Security Instruments. "On the horizon, October 5 through 11 is Fire Prevention Week; typically one of the heaviest volume periods for our industry. We are working hard to increase our momentum and are looking forward to making the most of the busy fall selling season."

Commenting on Universal Security Instruments' recent listing on the American Stock Exchange, Knepper said: "Our move to the AMEX offers our shareholders improved liquidity and transparency for their stock. We will continue to focus on increasing market share and leveraging our competitive advantages to maximize shareholder return."

UNIVERSAL SECURITY INSTRUMENTS, INC. (www.universalsecurity.com), founded in 1969, is a Maryland-based manufacturer and worldwide marketer of safety and security products directly and through its 50%-owned Hong Kong joint venture.

                                       (2)

                      UNIVERSAL SECURITY INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                                   (UNAUDITED)


                                                   First Quarter Ended June 30,
                                                    2003                 2002
                                                    -----                ----

Sales                                           $4,431,950          $3,750,926

Net income*                                        852,498             576,940

Income per share
                  Basic                                .76                 .57
                  Diluted                              .68                 .55

Weighted average number of common
         shares outstanding
                  Basic                          1,123,024           1,014,770
                  Diluted                        1,250,191           1,057,976


*Due to the tax benefit carryforward of prior years' operating losses, no tax liability was incurred.

                 ----------------------------------------------

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