Form 10-Q
period 2003-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2003-11-14
CIK 102109

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 2003

                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act. Yes      No   X
                                              -----    -----

At November 12, 2003, the number of shares outstanding of the registrant's common stock was 1,130,362.

================================================================================

                               TABLE OF CONTENTS




Part I - Financial Information                                            Page
                                                                          ----

         Item 1. Consolidated Financial Statements (unaudited):
         ------  Consolidated Balance Sheets at September 30, 2003
                 and March 31, 2003                                         3

                 Consolidated Statements of Earnings for the Three
                 Months Ended September 30, 2003 and 2002                   4

                 Consolidated Statements of Earnings for the Six
                 Months Ended September 30, 2003 and 2002                   5

                 Consolidated Statements of Cash Flows for the Six
                 Months Ended September 30, 2003 and 2002                   6

                 Notes to Consolidated Financial Statements                 7

         Item 2. Management's Discussion and Analysis of Financial
         ------  Condition and Results of Operations                       10

         Item 3. Quantitative and Qualitative Disclosure About             13
         ------  Market Risk

         Item 4. Controls and Procedures                                   13
         ------

Part II - Other Information

         Item 1. Legal Proceedings                                         14
         ------

         Item 4. Submission of Matters to a Vote of Security Holders       15
         ------

         Item 6. Exhibits and Reports on Form 8-K                          15
         ------

                 Signatures                                                16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                    ASSETS                                      September 30,         March 31,
                                                                                --------------        ---------
                                                                                     2003                2003
                                                                                     ----                ----

CURRENT ASSETS
Cash                                                                            $   690,873          $   51,112
Accounts receivable:
  Trade (less allowance for doubtful accounts of $70,000 and $10,000
  at September 30 and March 31, 2003, respectively)                                 225,405             207,539
Employees                                                                            15,940              16,303
                                                                                -----------          ----------

                                                                                    241,345             223,842
Amount due from factor                                                            1,141,935             623,566
Inventory                                                                         3,056,028           3,224,229
Prepaid expenses                                                                    322,856             136,343
                                                                                -----------          ----------


TOTAL CURRENT ASSETS                                                              5,453,037           4,259,092

INVESTMENT IN JOINT VENTURE                                                       4,492,665           3,831,583

PROPERTY, PLANT AND EQUIPMENT - NET                                                  94,337             279,896

OTHER ASSETS                                                                         11,472              11,472
                                                                                -----------          ----------
TOTAL ASSETS                                                                    $10,051,511          $8,382,043
                                                                                ===========          ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                $ 1,277,579          $1,173,175
Accrued liabilities                                                                 644,549             684,979
Current obligations under capital lease                                              22,888              23,250
                                                                                -----------          ----------
TOTAL CURRENT LIABILITIES                                                         1,945,016           1,881,404
                                                                                -----------          ----------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                                       -               7,224

COMMITMENTS AND CONTINGENCIES                                                             -                   -

SHAREHOLDERS' EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding 1,128,945 and 1,121,982 shares at September 30, 2003 and
    March 31, 2003, respectively                                                     11,289              11,220
Additional paid-in capital                                                       11,079,447          11,059,381
Accumulated deficit                                                              (2,984,241)         (4,577,186)
                                                                                -----------          ----------
TOTAL SHAREHOLDERS' EQUITY                                                        8,106,495           6,493,415
                                                                                -----------          ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $10,051,511          $8,382,043
                                                                                ===========          ==========


          See accompanying notes to consolidated financial statements.


              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                             2003            2002
                                                                             ----            ----

           Net sales                                                      $4,988,483      $4,091,272
           Cost of goods sold                                              3,412,776       2,805,125
                                                                          ----------      ----------

           GROSS PROFIT                                                    1,575,707       1,286,147

           Research and development expense                                   65,860          72,581
           Selling, general and administrative expense                     1,243,860         954,505
                                                                          ----------      ----------


           Operating income                                                  265,987         259,061

           Other (expense):
              Interest expense                                               (30,663)        (36,332)
              Other                                                                -             750
                                                                          ----------      ----------

                                                                             (30,663)        (35,582)


           INCOME BEFORE EARNINGS FROM JOINT VENTURE                         235,324         223,479

           Earnings from Joint Venture:
              Equity in earnings of Joint Venture                            546,449         447,759
              Cost allocatable to Joint Venture                              (41,327)        (41,109)
                                                                          ----------      ----------

           NET INCOME                                                     $  740,446      $  630,129
                                                                          ==========      ==========

           Net income per common share amounts:
             Basic                                                             $0.66          $0.60
             Diluted                                                           $0.57          $0.55
           Weighted average number of common shares outstanding
             Basic                                                         1,127,593      1,054,205
             Diluted                                                       1,293,520      1,152,001




          See accompanying notes to consolidated financial statements.


              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                               Six Months Ended
                                                                                 September 30,
                                                                              2003          2002
                                                                              ----          ----

           Net sales                                                      $9,420,433     $7,842,198
           Cost of goods sold                                              6,384,481      5,472,826
                                                                          ----------     ----------

           GROSS PROFIT                                                    3,035,952      2,369,372

           Research and development expense                                  130,477        132,981
           Selling, general and administrative expense                     1,903,720      2,415,190
                                                                          ----------     ----------

           Operating income                                                  490,285        332,671

           Other (expense):
              Interest expense                                               (63,372)       (73,269)
              Other                                                                -            750
                                                                          ----------     ----------

                                                                             (63,372)       (72,519)
                                                                          ----------     ----------

           INCOME BEFORE EARNINGS FROM JOINT VENTURE
                                                                             426,913        260,152

           Earnings from Joint Venture:
              Equity in earnings of Joint Venture                          1,253,269      1,052,130
              Cost allocatable to Joint Venture                              (87,237)      (105,213)
                                                                          ----------     ----------

           NET INCOME                                                     $1,592,945     $1,207,069
                                                                          ==========     ==========

           Net income per common share amounts:
             Basic                                                             $1.42          $1.17
             Diluted                                                           $1.25          $1.09
           Weighted average number of common shares outstanding
             Basic                                                         1,125,309      1,034,488
             Diluted                                                       1,279,516      1,105,055




          See accompanying notes to consolidated financial statements.


              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      Six Months Ended September 30,
                                                                                          2003             2002
                                                                                          ----             ----
OPERATING ACTIVITIES
Net income                                                                            $1,592,945        $1,207,069
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                          17,013            19,463
   Stock issued in lieu of directors fee                                                       -            30,000
   Gain on sale of land                                                                 (175,965)                -
   Earnings of the Joint Venture                                                      (1,253,269)         (946,917)
   Change in allowance for doubtful accounts                                              60,000           (68,358)
   Changes in operating assets and liabilities:
      Increase in accounts receivable and amounts due from factor                       (595,872)         (760,937)
      (Increase) decrease in inventories and prepaid expenses                            (18,312)         (613,373)
      Decrease in other assets                                                                 -             1,801
      Increase in accounts payable and accrued expenses                                  656,162         1,012,206
                                                                                      ----------        ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      282,702          (119,046)

INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                             (5,489)           (4,165)
    Gross proceeds from sale of land                                                     350,000                 -
                                                                                      ----------        ----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                      344,511            (4,165)

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock from exercise of employee stock options        21,560             7,000
    Principal payments on capital lease                                                   (7,586)           (7,586)
    Retirement of common stock                                                            (1,426)                -
    Issue of common stock                                                                      -           250,000
                                                                                      ----------        ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 12,548           249,414
                                                                                      ----------        ----------

INCREASE IN CASH                                                                         639,761           126,203

Cash at beginning of period                                                               51,112            19,383
                                                                                      ----------        ----------

CASH AT END OF PERIOD                                                                 $  690,873        $  145,586
                                                                                      ===========       ==========

Supplemental information:
  Interest paid                                                                       $   63,372           $73,269
  Income tax paid                                                                              -                 -

Non-cash financing activities:
  Repayment of trade payables due the Joint Venture in lieu of cash distribution         592,188           708,566
  Issuance of 10,000 shares of common stock in satisfaction of amounts payable                 -            39,200
  Issuance of 6,974 shares of common stock as directors fee                           $        -           $30,000


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

Income Taxes

No income tax expense has been provided for the three and six month periods ended September 30, 2003 as a result of the carryforward of prior years' operating losses.

Joint Venture

The Company maintains a 50% interest in a joint venture with a Hong Kong corporation ("Joint Venture") which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture for the six months ended September 30, 2003 and 2002:

                                                2003                2002
                                            -----------         -----------

      Net sales                             $13,078,644         $11,728,014
      Gross profit                            4,188,176           3,951,259
      Net income                              2,566,465           2,692,827
      Total current assets                    9,909,010           7,544,756
      Total assets                           12,694,320           9,949,335
      Total current liabilities               3,232,572           2,751,807

During the six months ended September 30, 2003 and 2002, respectively, the Company purchased $4,159,596 and $3,615,994 of products from the Hong Kong Joint Venture. At September 30, 2003 and 2002, the Company had amounts payable to the Hong Kong Joint Venture of $490,071 and $458,575, respectively. The Company has adjusted its equity in earnings of the Joint Venture to reflect certain adjustments required by US GAAP.

In 2002, the Company amended its employment agreements so that bonus payments are allocated between domestic operations and joint venture operations. The Company recorded $41,327 and $87,237 of costs allocatable to the joint venture in the accompanying statement of operations for the three and six months ended September 30, 2003 and $41,109 and $105,213 for the same periods last year.

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three and six month periods ended September 30, 2003 and 2002 is as follows:

                                                   Three Months Ended             Six months Ended
                                                      September 30,                 September 30,
                                                 2003            2002            2003          2002
                                                 ----            ----            ----          ----


Weighted average number of common             1,127,593       1,054,205       1,125,309     1,034,488
shares outstanding for basic EPS

Shares issued upon the assumed                  165,927          97,796         154,207        70,567
exercise of outstanding stock options         ---------       ---------       ---------     ---------

Weighted average number of common             1,293,520       1,152,001       1,279,516     1,105,055
and common equivalent shares
outstanding for diluted EPS


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

                                                         Three Months Ended              Six months Ended
                                                            September 30,                  September 30,
                                                        2003            2002            2003           2002
                                                        ----            ----            ----           ----

Net income, as reported                               $740,446        $630,129      $1,592,945     $1,207,069

Deduct:  Total stock-based  employee  compensation
expense  determined  under fair value based method
for all awards, net of related tax effects             (18,757)        (20,985)        (37,514)       (41,969)
                                                      --------        --------      ----------     ----------

  Pro forma net income                                $721,689        $609,144      $1,555,431     $1,165,100
                                                      ========        ========      ==========     ==========

Earnings per share:

Basic - as reported                                      $0.66          $0.60           $1.42          $1.17
                                                         =====          =====           =====          =====

Basic - pro forma                                        $0.64          $0.58           $1.38          $1.13
                                                         =====          =====           =====          =====

Diluted - as reported                                    $0.57          $0.55           $1.25          $1.09
                                                         =====          =====           =====          =====

Diluted - pro forma                                      $0.56          $0.53           $1.22          $1.05
                                                         =====          =====           =====          =====


Recently Issued Accounting Standards

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. It requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective generally for contracts entered into and modified after June 30, 2003. The adoption of this statement did not have any effect on the Company's financial position or statement of operations.

In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both liabilities and Equity" was issued. This statement establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have any effect on the Company's financial position or statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting the Company's current expectations with respect to its operations, performance, financial condition, and other developments. These forward-looking statements may generally be identified by the use of the words "may", "will", "believes", "should", "expects", "anticipates", "estimates", and similar expressions. Such statements are necessarily estimates reflecting the Company's best judgment based upon current information and involve a number of risks and uncertainties. While it is impossible to identify all such factors which could cause actual results to differ materially from expectations are: (i) the Company's and the Hong Kong Joint Venture's ability, respectively, to maintain operating profitability, (ii) competitive practices in the industries in which the Company competes, (iii) the Company's dependence on current management, (iv) the impact of current and future laws and governmental regulations affecting the Company and the Hong Kong Joint Venture, (v) general economic conditions, (vi) other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements, and (vii) currency fluctuations. There can be no assurance that these and other factors will not affect the accuracy of such forward-looking statements.

Three Months Ended September 30, 2003 and 2002

     Sales. Net sales for the three months ended September 30, 2003 were $4,988,483 compared to $4,091,272 for the comparable three months in the prior fiscal year, an increase of $897,211. Net sales of safety products increased by $894,818 as compared to the quarter ended September 30, 2002. Net sales of other products increased by $2,393, as compared to the quarter ended September 30, 2002. The primary reason for the increase in safety sales was higher smoke alarm and carbon monoxide alarm sales.

     Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company's gross profit margins increased 3%, to 32% of sales for the quarter ended September 30, 2003 from 31% for the corresponding quarter last year. The increase resulted from higher sales and increased productivity and efficiency.

     Expenses. Selling, general and administrative expenses increased by $289,355 from the comparable three months in the prior year. As a percentage of sales, selling, general and administrative expenses were 25% for the three month period ended September 30, 2003 and 23% for the three month period ended September 30, 2002. The increase in selling, general and administrative expenses was mainly due to higher commission and freight costs associated with the Company's higher sales and higher legal costs associated with defending patent and the other litigation discussed below, listing on the American Stock Exchange and partially offset by a gain on the sale of a 1.5 acre parcel of land for gross sale proceeds of $350,000. Selling, general and administrative expenses have been reduced by $146,836, which was the gain, net of selling expenses, from the sale of the parcel of land.

     Interest Expense and Income. The Company's interest expense, net of interest income, decreased from $36,332 for the quarter ended September 30, 2002 to $30,663 for the quarter ended September 30, 2003. The lower interest expenses resulted primarily from lower interest rates.

     Net Income. The Company reported a net profit of $740,446 for the quarter ended September 30, 2003 compared to net profit of $630,129 for the corresponding quarter of the prior fiscal year. The primary reasons for the increase in profit were higher Joint Venture earnings, higher gross profit from Company sales, and the gain on the sale of the 1.5 acre parcel of land, partially offset by higher selling, general and administrative expenses associated with increased sales and higher legal costs associated with defending patent and other litigation discussed below.

Six Months Ended September 30, 2003 and 2002

     Sales. Net sales for the six months ended September 30, 2003 were $9,420,433 compared to $7,842,198 for the comparable six months in the prior fiscal year, an increase of $1,578,235. Net sales of safety products increased by $1,673,748 as compared to the quarter ended September 30, 2002. Net sales of other products decreased by $95,513, as compared to the six months ended September 30, 2002. The primary reason for the increase in safety sales was higher smoke alarm and carbon monoxide alarm sales. The primary reason for lower sales of other products was lower sales of speakers.

     Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company's gross profit margins increased 7%, to 32% of sales for the six months ended September 30, 2003 from 30% for the corresponding period last year. The increase resulted from increased sales and improved productivity and efficiencies.

     Expenses. Selling, general and administrative expenses increased by $511,470 from the comparable six months in the prior year. As a percentage of sales, selling, general and administrative expenses were 26% for the six month period ended September 30, 2003 and 24% for the six month period ended September 30, 2002. The increase in selling, general and administrative expenses was mainly due to higher commission and freight costs associated with the Company's higher sales and higher legal costs associated with defending patent and other litigation discussed below, listing on the American Stock Exchange and partially offset by a gain on the sale of a 1.5 acre parcel of land for gross sale proceeds of $350,000. Selling, general and administrative expenses have been reduced by $146,836, which was the gain, net of selling expenses, from the sale of the parcel of land.

     Interest Expense and Income. The Company's interest expense, net of interest income, decreased from $73,269 for the six months ended September 30, 2002, to $63,372 for the six months ended September 30, 2003. The lower interest expenses resulted primarily from lower interest rates.

     Net Income. The Company reported a net profit of $1,592,945 for the six months ended September 30, 2003 compared to net profit of $1,207,069 for the corresponding period of the prior fiscal year. The primary reasons for the increase in profit were higher Joint Venture earnings, higher gross profit from Company sales, and the gain on the sale of the 1.5 acre parcel of land, partially offset by higher selling, general and administrative expenses associated with increased sales and higher legal costs associated with defending patent and other litigation discussed below.

FINANCIAL CONDITION AND LIQUIDITY

     Cash needs of the Company are currently met by funds generated from operations and the Company's Factoring Agreement which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum amount available under the Factoring Agreement is currently $7,500,000. However, based on specified percentages of the Company's accounts receivable and inventory and letter of credit commitments, at September 30, 2003, the Company had $1,946,000 available under the Factoring Agreement as of September 30, 2003. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to 1% in excess of the prime rate of interest charged by the Company's lender, which was 5% at September 30, 2003. Borrowings are collateralized by all the Company's accounts receivable and inventory. On August 1, 2003, the Company sold a 1.5 acre parcel of land which until then had also secured the borrowings under the Factoring Agreement and used the proceeds to reduce the outstanding principal balance due under the Factoring Agreement.

     Operating activities provided cash of $282,702 for the quarter ended September 30, 2003. This was primarily due to an increase in accounts receivable and amount due from factor of $595,872, and equity in the earnings from the Company's Joint Venture of $1,253,269, which were offset by an increase in accounts payable and accrued expenses of $656,162. For the same period last year, operating activities used cash of $119,046.

     Investing activities provided cash of $344,511 in the current quarter, primarily from the sale of the 1.5 acre parcel of land. For the same period last year, investing activities used cash of $4,165.

     Financing activities provided cash of $12,548 primarily from the exercise of employee stock options. For the same period last year, financing activities provided cash of $249,414, primarily from the issuance of common stock for $250,000.

     The Company believes that funds available under the Factoring Agreement, distributions from the Hong Kong Joint Venture, and working capital provide the Company with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months.

     In August 2003,  the Company had announced that  Underwriters  Laboratories
(UL) had identified certain ground fault circuit interrupter (GFCI) units sold by the Company, as potentially hazardous and recommending their return. (See
Part II, Item 1, "Legal Proceedings", below.) At that time, the Company voluntarily stopped sales of its GFCI unit inventory. The U.S. Consumer Product Safety Commission reviewed the matter and closed its inquiry into the Company's GFCI units. The costs, if any, to the Company related to these GFCI units is not presently determinable. The Company is working towards a possible resolution of any remaining UL concerns. The GFCI units accounted for approximately 17% of the Company's sales in the first six months of the current year.

HONG KONG JOINT VENTURE

     Net Sales. Net sales of the Hong Kong Joint Venture for the three and six months ended September 30, 2003 were $6,317,099 and $13,078,644, respectively, compared to $6,717,026 and $11,728,014, respectively, for the comparable three months in the prior fiscal year. The increase in sales was primarily due to increased sales of smoke alarms to non-related customers.

     Net Income. Net income for the three and six months ended September 30, 2003 was $1,290,429 and $2,566,465, respectively, compared to $1,312,301 and
$2,692,827, respectively, in the comparable periods last year.

     Gross Margins. Gross margins of the Hong Kong Joint Venture for the three month period ended September 30, 2003 increased to 35% from 34% for the 2002 period. For the six month period ended September 30, 2003, gross margins decreased to 32% from 34% for the 2002 period. Since gross margins depend on sales volume of various products, changes in product sales mix caused these changes in gross margins.

     Expenses. Selling, general and administrative expenses were $880,139 and $1,570,281, respectively, for the three and six month periods ended September 30, 2003, compared to $528,354 and $1,074,146, in the prior year's respective periods. As a percentage of sales, expenses were 14% and 12%, respectively, for the three and six month periods ended September 30, 2003, compared to 8% and 9%, respectively, for the three and six month periods ended September 30, 2002. The increase in selling, general and administrative expense as a percent of sales was due to increases in the Joint Venture's management fees and management bonuses.

     Interest Income and Expense. Interest income, net of interest expense, was $298 and $854, respectively, for the three and six month periods ended September 30, 2003, compared to interest expense of $4,264 and $8,413, respectively, for the prior year's periods.

     Liquidity. Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During the six months ended September 30, 2003, working capital increased by $1,093,655 from $5,582,783 on March 31, 2003 to $6,676,438 on September 30, 2003.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously reported by the Company in a Current Report on Form 8-K, on September 3, 2003 the Company was advised that Michael Kovens, a then-director, principal stockholder and the former Chairman and chief executive officer of the Company, had filed an action in Baltimore County Circuit Court (Case No. C-03-9639) against the Company and the other directors seeking: (i) to enjoin the Company from holding its Annual Meeting of Stockholders on Monday, September 8, until Mr. Kovens is able to nominate directors for election at the Annual Meeting; (ii) to require the Company to provide Mr. Kovens with certain confidential information to which Mr. Kovens claims he is entitled under Maryland law; (iii) to enjoin the Company from voting any shares issued by the Company since Mr. Kovens was replaced as Chairman and CEO; (iv) to void the employment agreement between the Company and its president, and to enjoin the Company from enforcing a "Change of Control" provision in the Company's president's employment agreement; (v) to void all issuances by the Company of restricted stock and options from and after October 1, 2001; (vi) to void any Bylaw amendments adopted by the Company from and after October 1, 2001; (vii) to enforce the exercise of an option by Mr. Kovens which the Company maintains has expired; (viii) to void the election by the Company, pursuant to the Maryland General Corporation Law, to be governed by certain provisions of Maryland law; and (ix) other unspecified relief.

     Following a hearing in on September 3, 2003, the Court refused to issue a temporary restraining order requested by Mr. Kovens to enjoin the Company and the other directors from holding the Annual Meeting, enforcing the "Change of Control" provision in the Company's president's employment agreement, and taking other unspecified actions. The Company and the other defendants were served with the complaint on September 5, 2003.

     The Company has been advised by counsel that the action as filed is without merit, and the Company intends to aggressively defend the action. On October 2, 2003, the Court granted the parties joint motion to stay all proceedings in this matter to allow the parties an opportunity to negotiate a resolution of the dispute, and providing that the stay may be terminated upon the request of any party at any time if the negotiation and/or implementation of the settlement is not progressing satisfactorily.

     In the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003, the Company reported on a suit filed on June 13, 2003 by Leviton Manufacturing Co., Inc. in the United States District Court for the District of Maryland (Case No. 03-CV-1701). The Company has since filed its answer in that litigation. The Company and its counsel believe that the Company has meritorious defenses to the claims and is aggressively defending the suit.

     In the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003, the also Company reported on a suit filed on June 11, 2003 by Walter Kidde Portable Equipment Inc. in the United States District Court for the Middle District of North Carolina (Case No. 1:03CV00537). The Company has since filed its answer in that litigation. The Company and its counsel believe that the Company has meritorious defenses to the claims and is aggressively defending the suit.

     On October 10, 2003, Maple Chase Company filed a civil complaint against the Company in the United States District Court for the Northern District of Illinois (Case No. 03-CV-7205), alleging that a feature incorporated into the Company's existing battery powered fire and smoke detectors infringes a patent held by the plaintiff. The plaintiff is seeking injunctive relief and damages to be determined at trial. The Company has not yet answered and/or counterclaimed against the plaintiff, but the Company believes that it has meritorious defenses to the claims and will aggressively defend the suit.

     In August 2003,  the Company had announced that  Underwriters  Laboratories
(UL) had identified certain ground fault circuit interrupter (GFCI) units manufactured by Shanghai Meihao Electric, including GFCI units sold by the Company, as potentially hazardous and recommending their return. The Company, along with the manufacturer and the other distributors of the GFCI units defended the safety of the GFCI units and submitted the units to various independent laboratories for testing. Simultaneously, the Company voluntarily stopped sales of its GFCI unit inventory and began discussions with the U.S. Consumer Product Safety Commission (CPSC) to determine what action, if any, is necessary to protect consumer safety. After review of the independent testing results, the CPSC closed its inquiry into the Company's GFCI units. The Company is continuing its discussions with UL to remedy any remaining UL concerns. The Company will continue its voluntary hold on sales of these GFCI units until the UL issues have been resolved.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On September 8, 2003, the Company held its Annual Meeting of Stockholders. Reference is made to the Current Report on Form 8-K filed by the Company on September 9, 2003 with respect to the voting results of the Annual Meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

Exhibit No.
-----------
3.1 Articles of Incorporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 0-7885)
3.2 Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 31, 2002, file No. 0-7885)
3.3 Bylaws, as amended (incorporated by reference to Exhibit 3 to the Company's Form 8-A/A filed July 24, 2003)
10.1 Non-Qualified Stock Option Plan, as amended* 10.2 Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit
          10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)
10.3 Amended Factoring Agreement with CIT Group (successor to Congress Talcott, Inc.) dated November 14, 1999 (incorporated by reference to
          Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)
10.4 Amendment to Factoring Agreement with CIT Group (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 0-7885)
10.5 Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 0-7885)
10.6 Amended and Restated Employment Agreement dated April 1, 2003 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)
31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1      Section 1350 Certifications*
99.1      Press Release dated November 12, 2003*

*Filed herewith

(b)      Reports on Form 8-K:

     On July 25, 2003, the Registrant filed a Current Report on Form 8-K reporting, under Item 5, the July 24, 2003 listing of the Company's shares of Common Stock for trading on the American Stock Exchange.

     On September 5, 2003, the Registrant filed a Current Report on Form 8-K reporting, under Item 5, the September 3, 2003 filing of a lawsuit against the Company and the members of its Board of Directors by Michael Kovens.

     On September 9, 2003, the Registrant filed a Current Report on Form 8-K reporting, under Item 5, the voting results of the Company's September 8, 2003 Annual Meeting of Stockholders.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNIVERSAL SECURITY INSTRUMENTS, INC.
                                           (Registrant)


Date: November 14, 2003                    By:    /s/ Harvey B. Grossblatt
                                              ---------------------------------
                                              Harvey B. Grossblatt
                                              President, Chief Financial Officer

                                                                    Exhibit 10.1
                                                                    ------------

                      UNIVERSAL SECURITY INSTRUMENTS, INC.
                         NON-QUALIFIED STOCK OPTION PLAN

1. Purpose - The purpose of this Plan is to further the interests of UNIVERSAL SECURITY INSTRUMENTS, INC. (hereinafter called the "Company") by providing incentives for employees, officers and directors of the Company and its subsidiaries, who may be designated for participation therein and to provide additional means of attracting and retaining competent personnel.

2. Administration - The Plan shall be administered by a committee consisting of the Board of Directors of the Company or such lesser number of such Board (but not less than three persons) as is designated by the Board. Such committee shall hereinafter be referred to as the "Non-Qualified Stock Option Committee" or the "Committee". Subject to the provisions of the Plan and applicable law, the Committee is authorized to interpret the Plan and to prescribe, amend and rescind rules and regulations relating to the Plan and to any options granted thereunder, and to make al other determinations necessary or advisable for the administration of the Plan.

3. Participants and Allotments - The Committee shall determine and designate from time to time those employees and directors of the Company to whom options are to be granted and who thereby become participants in the Plan. The Committee shall allot to such participants options to purchase shares in such amounts as the Committee shall from time to time determine. Employees, officers and directors of the Company or its subsidiaries shall be eligible to participate in the Plan. No member of the Committee shall have any right to vote or decide upon any matter relating solely to himself or a member of his immediate family or solely to any of his rights or benefits (or rights or benefits of a member of his immediate family) under the Plan. Participation in the Plan shall not confer any right of continuation of service as an employee, officer or a director of the Company or its subsidiary.

4. Shares Subject to the Plan - Under this Plan, the Committee may from time to time grant options to employees, officers and directors of the Company and its subsidiaries, entitling the holders thereof to purchase shares of the Company's authorized and unissued common stock, par value $.01 per share (the "Common Stock"), or shares of the Company's treasury Common Stock, or a combination of both, up to an aggregate of 493,750 shares of Common Stock. Notwithstanding anything herein to the contrary, no member of the Committee shall be eligible to vote on the granting of any option under the Plan if the option is to be granted to such member of the Committee or to a member of his immediate family. If any option granted under the Plan shall terminate or expire unexercised, in whole or in part, the shares so released from option may be made the subject of additional options granted under the Plan. The Company shall reserve and keep available such number of shares of stock as will satisfy the requirements of all outstanding options granted under the Plan. In the event there is any change in the Company's shares of Common Stock, as by stock splits, reverse stock splits, stock dividends or recapitalization, the number of shares available for option and the shares subject to option shall be appropriately adjusted by the Committee.

5. Option Price - The option price or prices shall be as established by the Committee when such option is granted on the date or dates the options are granted. In the event there is any change in the Company's shares as by stock splits, reverse stock splits, stock dividends or recapitalization, the purchase price of shares subject to option shall be appropriately adjusted by the Committee.

6. Other Provisions - Each option shall be subject to all provisions of this Plan and to the following terms and conditions:


          (a) Options will be granted under the Plan which will be exercisable for a period of five years from the date of grant. The Committee may in its discretion impose additional restrictions as to the time of exercise and/or number of shares that may be purchased upon any exercise of options.

          (b) No option shall be transferable by the optionee otherwise than by will or the laws of descent and distribution and shall be exercisable during his lifetime only by the optionee.

          (c) All unexercised options will terminate, be forfeited and will lapse immediately if (i) the optionee's employment with the Company or its subsidiaries is terminated because the optionee is discharged for dishonesty, commission of a felony or the intentional committing of an act which has a material adverse effect or impact upon the Company or its subsidiaries, such as his disclosing Company confidential information or trade secrets to an unauthorized person or persons, or (ii) the optionee agrees to accept employment with a competitor of the Company or its subsidiaries without the consent of the Company.

          (d) If the optionee's employment with the Company or its subsidiaries is terminated for any reason other than as set forth in subparagraph (c) above, or if the optionee ceases to be a director of the Company or its subsidiaries, the Optionee may exercise, subject to the provisions of subparagraph (a) and (c) above, any option which has accrued hereunder as of the date his employment with the Company or its subsidiaries terminated or as of the date he ceases to be a director (as may be the case) for a period of ninety (90) days after the date of the termination of his employment with, or his termination as a director of, the Company or its subsidiaries; provided, however, that if the optionee's employment (or being a director, as may be the case) with the Company or its subsidiaries is terminated by reason of his death, the optionee's personal representatives, estate or heirs (as the case may be) may exercise, subject to the provisions of subparagraph (a) above, any option which has accrued hereunder as of the date of the optionee's death for a period of one hundred eighty (180) days after the date of the optionee's death.

          (e) Except as otherwise provided in subparagraph (d) above, all unexercised options will terminate, be forfeited and will lapse upon the termination of the optionee's employment with the Company or its subsidiaries (or upon the termination of his being a director of the Company or its subsidiaries, as the case may be).

7. Exercise of Options - To exercise the option, the optionee or his successor shall give written notice to the Company's Chief Financial Officer at the Company's principal office in Owings Mills, Maryland, accompanied by full payment for the shares being purchased and a written statement that the shares are purchased for investment and not with a view to distribution. However, this statement will not be required in the event the shares subject to the option are registered with the Securities and Exchange Commission. If the option is exercised by the successor of the optionee, following his death, proof shall be submitted, satisfactory to the Committee, of the right of the successor to exercise the option.

     Shares of stock issued pursuant to this Plan which have not been registered with the Securities and Exchange Commission shall bear the following legend:

               "The shares represented by this certificate have not been registered under the Securities Act of 1933 and may be offered or sold only if registered under the provisions of that Act or if an exemption from registration is available.

The Company shall not be required to transfer or deliver any certificate or certificates for shares purchased upon any such exercise of said option: (a) until after compliance with all then applicable requirements of law; and (b) prior to admission of such shares to listing on any stock exchange on which the stock may then be listed. In no event shall the Company be required to issue fractional shares to the employee, officer or director.

8. Registration - If the Company shall be advised by its counsel that shares of stock deliverable upon any exercise of an option are required to be registered under the Securities Act of 1933, or that the consent of any other authority is required for the issuance of same, the Company may effect registration or obtain consent, and delivery of shares by the Company may be deferred until registration is effected or consent obtained. However, the Company reserves the right to revoke the option if it determines that, in the best interest of the Company, the shares should not be registered or that consent should not be obtained.

9. Issuance of Stock - No stock will be issued until full payment for such stock has been made. The Optionee shall have no rights as a shareholder with respect to optioned shares until the date of the issuance of a stock certificate to him for such shares. No adjustment shall be made for dividends (ordinary or extraordinary, whether in cash, securities or other property) or distributions or other rights for which the record date is prior to the date such certificate is issued, except as provided in Paragraphs 4 and 5.

10. Amendments and Termination - The Board of Directors may amend, suspend, discontinue or terminate the Plan, but no such action may, without the consent of the holder of any option granted hereunder, alter or impair such option, except as provided in Paragraphs 4 and 5.

11. Option Agreement - The granting of an option shall take place only when a written option agreement substantially in the form of the Option Agreement which is attached hereto and marked Exhibit I is executed by or on behalf of the Company and the employee, officer or director to whom the option is granted and such executed agreement is delivered to the Company.

12. Period of Plan - The Plan, which initially became effective on April 5, 1978, has been extended by the Board of Directors and will continue in effect until and will expire on March 31, 2008.

                                    Exhibit I
                      UNIVERSAL SECURITY INSTRUMENTS, INC.
                      NON-QUALIFIED STOCK OPTION AGREEMENT

     THIS  AGREEMENT,  Made as of this  ____  day of  __________,  20__,  by and
between   UNIVERSAL   SECURITY   INSTRUMENTS,   INC.,  a  Maryland   corporation
(hereinafter called the "Company"), and (hereinafter called the "Optionee").

     WHEREAS, the Board of Directors of the Company considers it desirable and in the company's best interest that the Optionee be given an opportunity to purchase shares of its Common Stock to provide an incentive for the Optionee and to promote the success of the Company.

     NOW, THEREFORE, in consideration of the premises, it is agreed as follows:

     1. Grant of Option. The Company hereby grants to optionee the right, privilege and option to purchase from the Company ( ) shares of the Common Stock of the Company at a purchase price of ($ ) per share in the manner and subject to the conditions hereinafter provided.

     2. Period of Exercise of Option.

          (a) The option will be exercisable for a period of years from the date of grant, except as provided in subparagraphs (b), (c) and (d) below, in accordance with the following schedule:

                           [INSERT EXERCISE SCHEDULE]

          (b) All unexercised options will terminate, be forfeited and will lapse immediately if (i) the Optionee's employment with the Company or its subsidiary is terminated because the Optionee is discharged for dishonesty, commission of a felony or the intentional committing of an act which has a material adverse effect or impact upon the Company or its subsidiary, such as his disclosing Company confidential information or trade secrets to an unauthorized person or persons, or (ii) the Optionee accepts employment with a competitor of the Company or its subsidiary, without the consent of the Company.

          (c) If the Optionee's employment with the Company or its subsidiary is terminated for any reason other than as set forth in subparagraph (b) above, the Optionee may exercise, subject to the provisions of subparagraphs (a) and (b) above, any option which has accrued hereunder as of the date of his employment with the Company or its subsidiary terminated for a period of ninety (90) days after the date of the termination of his employment with the Company or its subsidiary; provided, however, that if the Optionee's employment with the Company or its subsidiary is terminated by reason of his death, the Optionee's personal representatives, estate or heirs (as the case may be) may exercise, subject to the provisions of subparagraph (a) above, any option which has accrued hereunder as of the date of the Optionee's death for a period of one hundred eighty (180) days after the date of the Optionee's death.

          (d) Except as otherwise provided in subparagraph (c) above, all unexercised options will terminate, be forfeited and will lapse upon the termination of the Optionee's employment with the Company or its subsidiary.

     3. Method of Exercise. In order to exercise the option the holder thereof must give written notice to the Chief Financial Officer of the Company at Owings Mills, Maryland, accompanies by full payment of the shares being purchased and a written statement that the shares are purchased for investment and not with a view to distribution. If the option is exercised by the successor of the Optionee following his death, proof shall be submitted of the right of the successor to exercise the option. shares of stock issued pursuant to this Plan which have not been registered with the Securities and Exchange Commission shall bear the following legend:

               "The shares represented by this Certificate have not been registered under the Securities Act of 1933 and may be offered or sole only if registered under the provisions of that Act or if an exemption from registration is available."

     The Company shall not be required to transfer or deliver any certificate or certificates for shares purchased upon any such exercise of said option: (a) until after compliance with all then applicable requirements of law; and (b) prior to admission of such shares to listing on any stock exchange on which the stock may then be listed. In no event shall the Company be required to issue fractional shares to the Optionee.

     4. Limitation upon Transfer. Except as otherwise provided in paragraph 2 hereof, the option and all rights granted hereunder shall not be transferred by the Optionee, other than by will or by the laws of descent and distribution, and may not be assigned, pledged or hypothecated in any way and shall not be subject to execution, attachment or similar process. Upon any attempt to transfer the options, other than by will or by the laws of descent and distribution, or to assign, pledge, hypothecate or otherwise dispose of such option or of any rights granted hereunder, contrary to the provisions hereof, or upon the levy of any attachment or similar process upon such option or such rights, such option and such rights shall immediately become null and void.

     5. Stock Adjustment. In the event there is any change in the number of issued shares of the Company by reason of stock splits, reverse stock splits, stock dividends, recapitalizations or other transactions, the number of shares remaining subject to the option and the option price per share shall e proportionately adjusted.

     6. Corporate Reorganization. If there shall be any capital reorganization or consolidation or merger of the Company with another corporation or corporations, or any sale of all or substantially all of the Company's properties and assets to any other corporation or corporations, the Company shall take such action as may be necessary to enable Optionee to receive upon any subsequent exercise of such option, in whole or in part, in lieu of shares of Common Stock, securities or other assets as were issuable or payable upon such reorganization, consolidation, merger or sale in respect of, or in exchange for such shares of Common Stock.

     7. Rights of Stockholder. Neither Optionee, his legal representatives, nor any other person entitled to exercise such option shall have any rights or be a stockholder in the Company in respect of the shares issuable upon exercise of the option granted hereunder, unless and until certificates representing such shares shall have been delivered pursuant to the terms hereof.

     8. Stock Reserved. The Company shall at all times during the term of this Agreement reserve and keep available such number of shares of its Common Stock as will be sufficient to satisfy the terms of this Agreement.

     9. Binding Effect. This Agreement shall be binding upon and inure to the benefit of any successor or successors of the Company.

     IN WITNESS WHEREOF, the parties hereby have caused this Agreement to be executed the day and year first above written.

ATTEST:                                 UNIVERSAL  SECURITY INSTRUMENTS, INC.
                                        (Company)


                                        By:                               (SEAL)
----------------------------------         -------------------------------------


WITNESS:                                    (Optionee)


                                        By:                               (SEAL)
----------------------------------         -------------------------------------

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


Date: November 14, 2003                          /s/ Stephen C. Knepper
                                            ------------------------------------
                                            Stephen C. Knepper
                                            Chief Executive Officer

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

     (c) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     (d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


Date: November 14, 2003                         /s/ Harvey B. Grossblatt
                                            ------------------------------------
                                            Harvey B. Grossblatt
                                            Chief Financial Officer

                                                                    Exhibit 32.1
                                                                    ------------




                           SECTION 1350 CERTIFICATIONS


     In connection with the Quarterly Report of Universal Security Instruments, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the "Report"), the undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company for the periods reflected therein.



Date: November 14, 2003                           /s/ Stephen C. Knepper
                                             -----------------------------------
                                             Stephen C. Knepper
                                             Chief Executive Officer


                                                 /s/ Harvey B. Grossblatt
                                             -----------------------------------
                                             Harvey B. Grossblatt
                                             Chief Financial Officer

                                                                    Exhibit 99.1
                                                                    ------------

                                                           For Immediate Release
                                          Contact:  Harvey Grossblatt, President
[graphic omitted]                           Universal Security Instruments, Inc.
                                                          410-363-3000, Ext. 224
                                                                              or
                                                          Don Hunt, Jeff Lambert
                                             Lambert, Edwards & Associates, Inc.
                                                                    616-233-0500






                      Universal Security Instruments Posts
                 Sharply Higher Second-Quarter Sales & Earnings

                       Sales Grow 22%; Earnings Rise 18%

OWINGS MILLS, MD, November 12, 2003 - Universal Security Instruments, Inc. (AMEX: UUU) today announced significantly higher sales and earnings for its second quarter and six months ended September 30, 2003.

The Company cited solid growth in the retail sales channel as a key contributing factor during the quarter, as well as strong continuing results from its Hong-Kong-based joint venture. The announcement marked the Company's 10th consecutive quarter of profitability.

The Owings Mills, MD-based designer and marketer of safety and security equipment posted net earnings for the quarter of $740,446, or $0.66 per basic share ($0.57 per diluted share), on net sales which rose 22% to $4,988,483, compared with net earnings of $630,129, or $0.60 per basic share ($0.55 per diluted share) on net sales of $4,091,272 for last year's second quarter.

For the six months ended September 30, 2003, sales rose 20% to $9,420,433, versus $7,842,198 for the same period last year. The Company reported net earnings of $1,592,945, or $1.42 per basic share ($1.25 per diluted share), compared to net earnings of $1,207,069, or $1.17 per basic share ($1.09 per diluted share), for the same period last year.

As previously advised, Underwriters Laboratories (UL) had identified potential problems with the ground fault circuit interrupters (GFCI) which are manufactured by Shanghai Meihao Electric, Inc. As one of several companies distributing the units, Universal voluntarily stopped sales in August following concerns announced by UL. The Company and its supplier are working toward a possible resolution of any remaining UL concerns. The GFCI units accounted for approximately 17% of the Company's sales in the first six months of the current year.

"We are pleased with our results for the quarter and six-month periods, particularly on the retail side of our business," said Steve Knepper, chairman of the board and chief executive officer of Universal Security Instruments. "Our team has worked hard to develop an expanded sales strategy aimed at increasing market share in retail distribution channels for our core smoke and carbon monoxide alarms. We are encouraged by the early results of our new retailer program and expect these channels to represent a significant opportunity for growth going forward."

UNIVERSAL SECURITY INSTRUMENTS, INC. (www.universalsecurity.com), founded in 1969, is a Maryland-based manufacturer and worldwide marketer of safety and security products directly and through its 50%-owned Hong Kong joint venture.

                                      (2)

                      UNIVERSAL SECURITY INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                Three Months Ended September 30,
                                                                --------------------------------
                                                                    2003               2002
                                                                    ----               ----

Sales                                                            $4,988,483         $4,091,272

Net income*                                                         740,446            630,129

Income per share
      Basic                                                             .66                .60
      Diluted                                                           .57                .55

Weighted average number of common shares outstanding
      Basic                                                       1,127,593          1,054,205
      Diluted                                                     1,293,520          1,152,001


                                                                  Six Months Ended September 30,
                                                                  ------------------------------
                                                                    2003               2002
                                                                    ----               ----

Sales                                                            $9,420,433        $7,842,198

Net income*                                                       1,592,945         1,207,069

Income per share
      Basic                                                            1.42              1.17
      Diluted                                                          1.25              1.09

Weighted average number of common shares outstanding
          Basic                                                   1,125,309         1,034,488
          Diluted                                                 1,279,516         1,105,055

* Due to the tax benefit carryforward of prior years' operating losses, no tax tax liability was incurred.

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