Form 10-Q
period 2003-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2004-02-12
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended December 31, 2003

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

At February 12, 2004, the number of shares outstanding of the registrant's common stock was 1,164,092.

                               TABLE OF CONTENTS




Part I - Financial Information                                             Page
                                                                           ----

         Item 1.  Consolidated Financial Statements (unaudited):

                  Consolidated Balance Sheets at December 31, 2003
                  and March 31, 2003                                         3

                  Consolidated Statements of Earnings for the Three and
                  Nine Months Ended December 31, 2003 and 2002               4

                  Consolidated Statements of Cash Flows for the Nine
                  Months Ended December 31, 2003 and 2002                    5

                  Notes to Consolidated Financial Statements                 6

         Item 2.  Management's Discussion and Analysis of Financial
         -------  Condition and Results of Operations                        8

         Item 3.  Quantitative and Qualitative Disclosure About             12
         -------  Market Risk

         Item 4.  Controls and Procedures                                   12
         -------



Part II - Other Information

         Item 1.  Legal Proceedings                                         13
         -------

         Item 2.  Changes in Securities and Use of Proceeds                 13
         -------

         Item 6.  Exhibits and Reports on Form 8-K                          13
         -------

                  Signatures                                                14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                 ASSETS                                     December 31, 2003      March 31, 2003
                                                                            -----------------      --------------

CURRENT ASSETS
Cash                                                                         $   218,705             $   51,112
Accounts receivable:
  Trade (less allowance for doubtful accounts of $70,000 and $10,000
   at December 31 and March 31, 2003, respectively)                              482,798                207,539
Employees                                                                         14,113                 16,303
                                                                             -----------             ----------
                                                                                 496,911                223,842

Amount due from factor                                                         2,207,307                623,566
Inventory                                                                      2,844,327              3,224,229
Prepaid expenses                                                                 187,879                136,343
                                                                             -----------             ----------


TOTAL CURRENT ASSETS                                                           5,955,129              4,259,092

INVESTMENT IN HONG KONG JOINT VENTURE                                          4,651,661              3,831,583

PROPERTY, PLANT AND EQUIPMENT - NET                                               87,141                279,896

OTHER ASSETS                                                                      11,472                 11,472
                                                                             -----------             ----------

TOTAL ASSETS                                                                 $10,705,403             $8,382,043
                                                                             ===========             ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                             $ 1,283,601             $1,173,175
Accrued liabilities                                                              690,884                684,979
Current obligations under capital lease                                           19,095                 23,250
                                                                             -----------             ----------
TOTAL CURRENT LIABILITIES                                                      1,993,580              1,881,404
                                                                             -----------             ----------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                                    -                  7,224

COMMITMENTS AND CONTINGENCIES                                                          -                      -

SHAREHOLDERS' EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding 1,163,592 and 1,121,982 shares at December 31,
2003 and March 31, 2003, respectively                                             11,636                 11,220
Additional paid-in capital                                                    11,190,636             11,059,381
Accumulated deficit                                                           (2,490,449)            (4,577,186)
                                                                             -----------             ----------
TOTAL SHAREHOLDERS' EQUITY                                                     8,711,823              6,493,415
                                                                             -----------             ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $10,705,403             $8,382,043
                                                                             ===========             ==========


          See accompanying notes to consolidated financial statements.

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                Three Months Ended                    Nine Months Ended
                                                                   December 31,                          December 31,
                                                              2003              2002               2003               2002
                                                              ----              ----               ----               ----

Net sales                                                  $3,838,192       $4,252,447         $13,258,624        $12,094,645
Cost of goods sold                                          2,607,525        2,962,846           8,992,005          8,435,672
                                                           ----------       ----------         -----------        -----------

GROSS PROFIT                                                1,230,667        1,289,601           4,266,619          3,658,973

Research and development expense                               68,130           83,657             198,607            216,637
Selling, general and administrative expense                 1,052,642        1,005,189           3,467,833          2,908,909
                                                           ----------       ----------         -----------        -----------

Operating income                                              109,895          200,755             600,179            533,427

Other income (expense):
   Interest expense                                           (26,884)         (40,040)            (90,256)          (113,310)
   Other                                                            -            8,350                   -              9,100
                                                           ----------       ----------         -----------        -----------

                                                              (26,884)         (31,690)            (90,256)          (104,210)
                                                           ----------       ----------         -----------        -----------

INCOME BEFORE EARNINGS FROM HONG KONG JOINT VENTURE            83,011          169,065             509,923            429,217

Earnings from Hong Kong Joint Venture:
   Equity in earnings of Hong Kong Joint Venture              441,713          600,636           1,694,983          1,652,766
   Cost allocatable to Hong Kong Joint Venture                (30,932)         (96,336)           (118,169)          (201,549)
                                                           ----------       ----------          ----------         ----------

NET INCOME                                                 $  493,792       $  673,365          $2,086,737         $1,880,434
                                                           ==========       ==========          ==========         ==========

Net income per common share amounts:
  Basic                                                         $0.44            $0.61               $1.85              $1.77
  Diluted                                                       $0.38            $0.55               $1.62              $1.65
Weighted average number of common shares
   Outstanding
  Basic                                                     1,135,707        1,110,149           1,128,775          1,059,708
  Diluted                                                   1,293,497        1,226,243           1,285,909          1,139,544




           See accompanying notes to consolidated financial statements


              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      Nine Months Ended December 31,
                                                                                      ------------------------------
                                                                                          2003              2002
                                                                                          ----              ----
OPERATING ACTIVITIES
Net income                                                                            $2,086,737        $1,880,434
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                          25,058            28,798
   Stock issued in lieu of directors' fee                                                 10,000            30,000
   Gain on sale of land                                                                 (175,965)                -
   Earnings of the Hong Kong Joint Venture                                            (1,694,983)       (1,652,766)
   Change in allowance for doubtful accounts                                              60,000                 -
   Changes in operating assets and liabilities:
      Increase in accounts receivable and amounts due from factor                     (1,916,810)       (1,498,629)
      Decrease (increase) in inventories and prepaid expenses                            328,366        (1,117,513)
      Increase in accounts payable and accrued expenses                                  991,236         2,146,549
      Decrease in other assets                                                                 -             1,801
                                                                                      ----------        ----------

NET CASH (USED IN) OPERATING ACTIVITIES                                                 (286,361)         (181,326)

INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                             (6,336)           (4,165)
    Gross proceeds from sale of land                                                     350,000                 -
                                                                                      ----------        ----------
                                                                                                                 -

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                      343,664            (4,165)

FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                              123,095            89,125
    Principal payments on capital lease                                                  (11,379)          (11,379)
    Retirement of common stock                                                            (1,426)                -
    Issue of common stock                                                                      -           250,000
                                                                                      ----------        ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                110,290           327,746
                                                                                      ----------        ----------

INCREASE IN CASH                                                                         167,593           142,255

Cash at beginning of period                                                               51,112            19,383
                                                                                      ----------        ----------

CASH AT END OF PERIOD                                                                 $  218,705        $  161,638
                                                                                      ==========        ==========

Supplemental information:
  Interest paid                                                                       $   90,256        $  113,310
  Income taxes paid                                                                            -                 -

Non-cash financing activities:
  Repayment of trade payables due the Hong Kong Joint Venture in lieu of cash            874,904         1,032,479
      distribution
  Issuance of 13,488 shares of common stock in satisfaction of amounts payable                 -            39,200
  Issuance of 567 shares in 2003 and 6,974 shares in 2002 of common stock
  as directors' fee                                                                   $   10,000        $   30,000


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

Accounts Receivable and Due from Factor

Accounts Receivable represents sales made to non-factored customers. Due from Factor represents customers' invoices sold to the factor for which the Company has not received payment.

Inventories

Inventories (consisting primarily of finished goods) are stated at the lower of cost (first-in, first-out method) or market.

Income Taxes

No income tax expense has been provided for the three and nine month periods ended December 31, 2003 as a result of the carryforward of prior years' operating losses.

Hong Kong Joint Venture

The Company maintains a 50% interest in a Hong Kong Joint Venture with a Hong Kong corporation ("Joint Venture") which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture for the nine months ended December 31, 2003 and 2002:

                                       2003                      2002
                                   -----------               -----------

  Net sales                        $18,862,545               $17,395,366
  Gross profit                       5,822,631                 5,958,635
  Net income                         3,319,731                 3,663,638
  Total current assets               7,215,778                 7,686,402
  Total assets                      12,248,733                10,225,111
  Total current liabilities          2,580,509                 2,731,171

During the nine months ended December 31, 2003 and 2002, respectively, the Company purchased $5,276,159 and $5,578,341 of products from the Hong Kong Joint Venture. At December 31, 2003 and 2002, the Company had amounts payable to the Hong Kong Joint Venture of $554,874 and $487,176, respectively. The Company has adjusted its equity in earnings of the Hong Kong Joint Venture to reflect elimination of intercompany profits.

In 2002, the Company amended its employment agreements so that bonus payments are allocated between domestic operations and Hong Kong Joint Venture operations. The Company recorded $30,932 and $118,169 of costs allocatable to the Hong Kong Joint Venture in the accompanying statement of operations for the three and nine months ended December 31, 2003 and $96,336 and $201,549 for the same periods last year.

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three and nine month periods ended December 31, 2003 and 2002 is as follows:

                                                Three Months Ended             Nine months Ended
                                                    December 31,                   December 31,
                                                2003          2002             2003           2002
                                                ----          ----             ----           ----

Weighted average number of common            1,135,707     1,110,149        1,128,775       1,059,708
shares outstanding for basic EPS

Shares issued upon the assumed                 157,790       116,094          157,134          79,836
exercise of outstanding stock options

Weighted average number of common            1,293,497     1,226,243        1,285,909       1,139,544
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

                                                             Three Months Ended           Nine months Ended
                                                                December 31,                 December 31,
                                                            2003            2002         2003            2002
                                                            ----            ----         ----            ----
Net income, as reported                                  $493,792       $673,365      $2,086,737      $1,880,434
Deduct:  Total stock-based  employee  compensation
expense  determined  under fair value based method
for all awards, net of related tax effects
                                                          (21,009)       (20,985)        (63,028)        (62,954)
                                                         --------       --------      ----------      ----------
Pro forma net income                                     $472,783       $652,380      $2,023,709      $1,817,480
                                                         ========       ========      ==========      ==========
Earnings per share:
Basic - as reported                                         $0.44          $0.61           $1.85           $1.77
                                                            =====          =====           =====           =====
Basic - pro forma                                           $0.42          $0.59           $1.79           $1.72
                                                            =====          =====           =====           =====
Diluted - as reported                                       $0.38          $0.55           $1.62           $1.65
                                                            =====          =====           =====           =====
Diluted - pro forma                                         $0.37          $0.53           $1.57           $1.59
                                                            =====          =====           =====           =====

Stockholders' Equity

During the nine months ended December 31, 2003, the Company granted options for the purchase of 8,000 shares to employees. These options are exercisable at an average price of $14.04 per share, expiring in 2008, and vested over a four year period from the date of grant.

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

General
-------

          The Company is in the business of marketing safety and security products which are primarily manufactured through its 50%-owned Hong Kong Joint Venture. The Company's financial statements detail sales and other operational results of the Company only, and report the financial results of the Hong Kong Joint Venture as the Company's equity in the earnings of the Hong Kong Joint Venture. Accordingly, the following discussion and analysis of the three and nine-month periods ended December 31, 2003 relate to the operational results of the Company only. A discussion and analysis of the Hong Kong Joint Venture's operational results for the three and nine-month periods ended December 31, 2003 is presented below under the heading "Hong Kong Joint Venture."

Three Months Ended December 31, 2003 and 2002
---------------------------------------------

Sales. Net sales for the three months ended December 31, 2003 were $3,838,192 compared to $4,252,447 for the comparable three months in the prior fiscal year, a decrease of $414,255. Net sales of safety products decreased by $375,092 as compared to the quarter ended December 31, 2002. Net sales of other products decreased by $39,163, as compared to the quarter ended December 31, 2002. The primary reason for the decrease in safety sales was the Company's previously reported voluntary hold on sales of ground fault circuit interrupters (GFCI) pending resolution of the Underwriters Laboratories (UL) testing issues (see "Financial Condition and Liquidity", below), which represented approximately $1,100,000 of the Company's sales during the quarter ended December 31, 2002, partially offset by an increase in smoke and carbon monoxide alarm sales of approximately $725,000 in the 2003 period.

          Gross Profit and Gross Profit Margin. Gross profit is calculated as net sales less cost of goods sold, and the gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company's gross profit decreased from $1,289,601 for the quarter ended December 31, 2002, to $1,230,667 for the corresponding 2003 period, primarily as the result of the Company's voluntary hold on GFCI sales in the 2003 period partially offset by an increase in smoke and carbon monoxide alarm sales. The Company's gross profit margin increased 6%, to 32% of sales for the quarter ended December 31, 2003 from 30% for the corresponding quarter last year. The increase in gross profit margin resulted from a change in product mix with higher sales of smoke and carbon monoxide alarms through December 31, 2003.

          Expenses. Selling, general and administrative expenses increased by $47,453 from the comparable three months in the prior year primarily due to implementing the Company's expansion in retail marketing. As a percentage of sales, selling, general and administrative expenses were 27% for the three month period ended December 31, 2003 and 24% for the three month period ended December 31, 2002. The increase in selling, general and administrative expenses as a percentage of sales was mainly due to the lower sales resulting from the Company's voluntary hold on GFCI sales.

          Interest Expense. The Company's interest expense decreased from $40,040 for the quarter ended December 31, 2002 to $26,884 for the quarter ended December 31, 2003. The lower interest expenses resulted primarily from reduced borrowings from factor.

          Net Income. The Company reported a net profit of $493,792 for the quarter ended December 31, 2003 compared to net profit of $673,365 for the corresponding quarter of the prior fiscal year. The primary reasons for the decrease in net profit were lower Hong Kong Joint Venture earnings, and the lower sales resulting from the Company's voluntary hold on GFCI sales.

Nine Months Ended December 31, 2003 and 2002

          Sales. Net sales for the nine months ended December 31, 2003 were $13,258,624 compared to $12,094,645 for the comparable nine months in the prior fiscal year, an increase of $1,163,979. Net sales of safety products increased by $1,384,474 as compared to the quarter ended December 31, 2002. Net sales of other products decreased by $220,495, as compared to the nine months ended December 31, 2002. The primary reason for the increase in safety sales was higher smoke alarm and carbon monoxide alarm sales, partially offset by lower GFCI sales.

          Gross Profit and Gross Profit Margin. The Company's gross profit increased from $3,658,973 for the nine months ended December 31, 2002, to $4,266,619 for the corresponding 2003 period, primarily as result of an increase in smoke and carbon monoxide alarm sales, partially offset by the Company's voluntary hold on GFCI sales in the 2003 period. The Company's gross profit margin increased 6%, to 32% of sales for the nine months ended December 31, 2003 from 30% for the corresponding period last year. The increase in gross profit margin resulted from a change in product mix with higher sales of smoke and carbon monoxide alarms through December 31, 2003.

          Expenses. Selling, general and administrative expenses increased by $558,924 from the comparable nine months in the prior year. As a percentage of sales, selling, general and administrative expenses were 26% for the nine month period ended December 31, 2003 and 24% for the nine month period ended December 31, 2002. The increase in selling, general and administrative expenses was mainly due to higher commission and freight costs associated with the Company's higher sales, higher legal costs associated with defending patent and other litigation previously reported, listing on the American Stock Exchange, and implementing the Company's expansion in retail marketing. These increases were partially offset by $146,836, which was the gain, net of selling expenses, from the sale of a 1.5 acre parcel of land for gross sale proceeds of $350,000.

          Interest Expense. The Company's interest expense decreased from $113,310 for the nine months ended December 31, 2002, to $90,256 for the nine months ended December 31, 2003. The lower interest expenses resulted primarily from reduced borrowings from factor.

          Net Income. The Company reported a net profit of $2,086,737 for the nine months ended December 31, 2003 compared to net profit of $1,880,434 for the corresponding period of the prior fiscal year. The primary reasons for the increase in net profit were higher Hong Kong Joint Venture earnings, higher gross profit from Company sales, and the gain on the sale of the 1.5 acre parcel of land, partially offset by higher selling, general and administrative expenses discussed above.

FINANCIAL CONDITION AND LIQUIDITY

          Cash needs of the Company are currently met by funds generated from operations and the Company's Factoring Agreement which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The Company's maximum amount available under the Factoring Agreement is currently $2,912,000, including due from factor of $2,207,307. However, based on specified percentages of the Company's accounts receivable and inventory and letter of credit commitments, at December 31, 2003, the Company had approximately $2,786,000 available under the Factoring Agreement as of December 31, 2003. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to 1% in excess of the prime rate of interest charged by the Company's lender, which was 5% at December 31, 2003. Borrowings are collateralized by all the Company's accounts receivable and inventory. On August 1, 2003, the Company sold a 1.5 acre parcel of land which until then had also secured the borrowings under the Factoring Agreement and used the proceeds to reduce the outstanding principal balance due under the Factoring Agreement.

          Operating activities used cash of $286,361 for the quarter ended December 31, 2003. This was primarily due to an increase in accounts receivable and amount due from factor of $1,916,810, and equity in the earnings from the Company's Hong Kong Joint Venture of $1,694,983, which were offset by an increase in accounts payable and accrued expenses of $991,236. For the same period last year, operating activities used cash of $181,326. The Company anticipates that if sales continue to increase, the amount due from factor should increase.

          Investing activities provided cash of $343,664 in the current quarter. For the same period last year, investing activities used cash of $4,165. The primary reason for the change was the sale of land for $350,000. The Company does not anticipate any significant expenditures for the acquisition of equipment.

          Financing activities provided cash of $110,290 primarily from the exercise of employee stock options. For the same period last year, financing activities provided cash of $327,746, primarily from the issuance of common stock for $250,000.

          The Company believes that funds available under the Factoring Agreement, distributions from the Hong Kong Joint Venture, and working capital provide the Company with sufficient resources to meet its requirements for liquidity and working capital in the ordinary course of its business over the next twelve months.

          In August 2003, the Company announced that  Underwriters  Laboratories
(UL) had identified certain GFCI units sold by the Company, as potentially hazardous and recommending their return. (See Part II, Item 1, "Legal Proceedings", below.) At that time, the Company voluntarily stopped sales of its GFCI unit inventory. The U.S. Consumer Product Safety Commission reviewed the matter and closed its inquiry into the Company's GFCI units without recommending a recall. The costs, if any, to the Company related to these GFCI units is not presently determinable. The Company is working towards a possible resolution of any remaining UL concerns. The GFCI units accounted for approximately 20% of the Company's sales in the first nine months of the current year. The Company will continue its voluntary hold on sales of these GFCI units until the UL issues have been resolved. The Company believes that increases in sales of other safety products (primarily smoke and carbon monoxide alarms) will partially offset the loss of GFCI sales. The Company has been advised by its supplier that this matter should be resolved by the end of the Company's fourth quarter, which ends March 31, 2004.

HONG KONG JOINT VENTURE

          Net Sales. Net sales of the Hong Kong Joint Venture for the three and nine months ended December 31, 2003 were $5,783,901 and $18,862,545, respectively, compared to $5,667,352 and $17,395,366, respectively, for the comparable periods in the prior fiscal year. The increase in sales was primarily due to increased sales of smoke alarms to non-related customers. The Hong Kong Joint Venture continues to develop its own non-Universal customer base worldwide.

          Net Income. Net income for the three and nine months ended December 31, 2003 was $753,266 and $3,319,731, respectively, compared to $970,811 and
$3,663,638, respectively, in the comparable periods last year.

          Gross Margins. Gross margins of the Hong Kong Joint Venture for the three month period ended December 31, 2003 decreased to 28% from 35% for the 2002 period. For the nine month period ended December 31, 2003, gross margins decreased to 31% from 34% for the 2002 period. The decrease in gross profit margins was mainly due to a general reduction in the per unit selling price for DC photoelectric smoke alarms sold to European customers.

          Expenses. Selling, general and administrative expenses were $677,976 and $2,248,257, respectively, for the three and nine month periods ended December 31, 2003, compared to $984,075 and $2,058,233, in the prior year's respective periods. As a percentage of sales, expenses were 12% and 12%, respectively, for the three and nine month periods ended December 31, 2003, compared to 17% and 9%, respectively, for the three and nine month periods ended December 31, 2002. The increase in selling, general and administrative expense was due to increases in the Hong Kong Joint Venture's management fees and management bonuses for the nine months.

          Interest Income and Expense. Interest income, net of interest expense, was $490 and $562, respectively, for the three and nine month periods ended December 31, 2003, compared to interest income, net of interest expense, of $6,631 and $2,487, respectively, for the prior year's periods.

          Liquidity. Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During the nine months ended December 31, 2003, working capital decreased by $947,513 from $5,582,782 on March 31, 2003 to $4,635,269 on December 31, 2003. The primary reason for the decrease was investment in approximately $2,000,000 of fixed income securities.

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

          The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. The Company establishes allowances to cover anticipated doubtful accounts based upon historical experience.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          In the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, the Company reported on the Underwriters Laboratories (UL) action with respect to certain ground fault circuit interrupter (GFCI) units manufactured by Shanghai Meihao Electric, including GFCI units sold by the Company. The Company reported that the U.S. Consumer Product Safety Commission
(CPSC) reviewed GFCI test results and closed its inquiry into the Company's GFCI units without recommending a recall. The Company has been advised by the manufacturer that this matter should be resolved by the end of the Company's fourth quarter, which ends March 31, 2004.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

          On October 23, 2003, the Company issued 567 shares of its Common Stock to one of its directors in lieu of an annual $10,000 director's fee. These shares were issued pursuant to an exemption from registration from the Securities Act of 1933 pursuant to Section 4(2) and Regulation D thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

Exhibit No.

3.1 Articles of Incorporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 0-7885)
3.2 Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 31, 2002, file No. 0-7885)
3.3 Bylaws, as amended (incorporated by reference to Exhibit 3 to the Company's Form 8-A/A filed July 24, 2003)
10.1 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 0-7885)
10.2 Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)
10.3 Amended Factoring Agreement with CIT Group (successor to Congress Talcott, Inc.) dated November 14, 1999 (incorporated by reference to
          Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)
10.4 Amendment to Factoring Agreement with CIT Group (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 0-7885)
10.5 Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 0-7885)
10.6 Amended and Restated Employment Agreement dated April 1, 2003 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)
31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1      Section 1350 Certifications*
99.1      Press Release dated February 12, 2004*
*Filed herewith

(b)      Reports on Form 8-K:

          On November 12, 2003, the Registrant filed a Current Report on Form 8-K, with an amendment thereto filed on December 19, 2003, reporting, under Item 4, the change in independent auditor by the Registrant's 50%-owned Hong Kong Joint Venture.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNIVERSAL SECURITY INSTRUMENTS, INC.
                                           (Registrant)


Date: February 12, 2004                    By:      /s/ Harvey B. Grossblatt
                                              ----------------------------------
                                              Harvey B. Grossblatt
                                              President, Chief Financial Officer

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


Date: February 12, 2004                           /s/ Stephen C. Knepper
                                            ------------------------------------
                                            Stephen C. Knepper
                                            Chief Executive Officer

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


Date: February 12, 2004                          /s/ Harvey B. Grossblatt
                                            ------------------------------------
                                            Harvey B. Grossblatt
                                            Chief Financial Officer

                                                                    Exhibit 32.1
                                                                    ------------




                           SECTION 1350 CERTIFICATIONS


          In  connection  with  the  Quarterly  Report  of  Universal   Security
Instruments, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2003 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the "Report"), the undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods reflected therein.



Date: February 12, 2004                            /s/ Stephen C. Knepper
                                            ------------------------------------
                                            Stephen C. Knepper
                                            Chief Executive Officer


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


         Universal Security Instruments Announces Third-Quarter Results
         --------------------------------------------------------------
              Company Posts 11th Consecutive Profitable Quarter and
            Joint Venture Receives Regulatory Approval for Australia


OWINGS MILLS, MD, February 12, 2004 - Universal Security Instruments, Inc. (AMEX: UUU) today announced results for its third quarter and nine months ended December 31, 2003.

The Owings Mills, MD-based designer and marketer of safety and security equipment posted net earnings for the quarter of $493,792, or $0.44 per basic share ($0.38 per diluted share), on net sales of $3,838,192, compared with net earnings of $673,365, or $0.61 per basic share ($0.55 per diluted share), on net sales of $4,252,447 for last year's third quarter.

For the nine months ended December 31, 2003, sales rose 10% to $13,258,624 versus $12,094,645 for the same period last year. The Company reported that net earnings rose 11% to $2,086,737, or $1.85 per basic share ($1.62 per diluted share), compared to net earnings of $1,880,434, or $1.77 per basic share ($1.65 per diluted share), for the same period last year.

The Company noted that while sales of its core smoke and carbon monoxide alarm products increased for the quarter, overall third quarter results were affected by Universal's voluntary hold on sales of its ground fault circuit interrupter
(GFCI) units. Universal cited ongoing market share gains in the retail channel and electrical distribution businesses as contributing to the increase in smoke and carbon monoxide alarm sales. The third quarter marked the Company's 11th consecutive quarter of profitability.

As previously announced, Underwriters Laboratories (UL) identified potential problems with the GFCI units manufactured by Shanghai Meihao Electric, Inc. As one of several companies distributing these units, Universal voluntarily stopped sales in August. The manufacturer of the GFCI units has advised the Company that it is working closely with UL and expects to have this matter resolved during the fourth quarter which ends March 31, 2004.

Steve Knepper, chairman of the board and chief executive officer of Universal Security Instruments commented, "Our third quarter results reflect the strength we have developed within our core product lines, as we were basically able to hold our sales levels despite not shipping any GFCI units. Also, we have begun initial shipments of the highly anticipated combination smoke and carbon monoxide alarms and expect them to be a significant addition to our expanding product line. Additionally, our 50%-owned Hong Kong joint venture has recently received regulatory approval to sell AC/DC smoke alarms to the retail and electrical distribution markets in Australia."

The Company said it was very encouraged by the sales increase of its core products. This increase in sales, coupled with the addition of our new combination smoke and carbon monoxide alarms, reinforces our need for the new 250,000 square-foot manufacturing facility the Hong Kong joint venture is expected to open in late spring.

UNIVERSAL SECURITY INSTRUMENTS, INC. (www.universalsecurity.com), founded in 1969, is a Maryland-based manufacturer and worldwide marketer of safety and security products directly and through its 50%-owned Hong Kong Joint Venture.

                                      (2)

                      UNIVERSAL SECURITY INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                 Three Months Ended December 31,
                                                                                     2003               2002
                                                                                     ----               ----

Sales                                                                             $3,838,192         $4,252,447

Net income*                                                                          493,792            673,365

Income per share
      Basic                                                                              .44                .61
      Diluted                                                                            .38                .55

Weighted average number of common shares outstanding
      Basic                                                                        1,135,707          1,110,149
      Diluted                                                                      1,293,497          1,226,243


                                                                                  Nine Months Ended December 31,
                                                                                     2003               2002
                                                                                     ----               ----

Sales                                                                            $13,258,624        $12,094,645

Net income*                                                                        2,086,737          1,880,434

Income per share
      Basic                                                                             1.85               1.77
      Diluted                                                                           1.62               1.65

Weighted average number of common shares outstanding
          Basic                                                                    1,128,775          1,059,708
          Diluted                                                                  1,285,909          1,139,544

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