Form 10-K
period 2004-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2004-07-14
CIK 102109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2004 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______ .

     Commission file number: 0-7885

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	52-0898545

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7-A Gwynns Mill Court Owings Mills, Maryland	21117

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	363-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 18, 2004 was $18,938,509.

The number of shares of common stock outstanding as of June 18, 2004 was 1,576,895.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2004 Annual Meeting of Shareholders (to be filed).

UNIVERSAL SECURITY INSTRUMENTS, INC. 2004 ANNUAL REPORT ON FORM 10-K

Table of Contents

PART I

Item 1.	Business	3
Item 2.	Properties	5
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to Vote of Security Holders	8
	Executive Officers of the Registrant	8

PART II

Item 5.	Market for Registrant’s Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6.	Selected Financial Data	10
Item 7.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11
Item 7A.	Quantitative And Qualitative Disclosures About Market Risk	14
Item 8.	Financial Statements and Supplementary Data	14
Item 9.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	14
Item 9A.	Controls and Procedures	15

PART III

Item 10.	Directors and Executive Officers of the Registrant	16
Item 11.	Executive Compensation	16
Item 12.	Security Ownership of Certain Beneficial Owners
	and Management	16
Item 13.	Certain Relationships and Related Transactions	16
Item 14.	Principal Accountant Fees and Services	16

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports
	on Form 8-K	17

Signatures		19

PART I

ITEM 1. BUSINESS
General

     Universal Security Instruments, Inc. (“we” or “the Company”) designs and markets a variety of popularly-priced safety products consisting primarily of smoke alarms, carbon monoxide alarms and related products. Most of our products require minimal installation and are designed for easy installation by the consumer without professional assistance, and are sold through retail stores. We also market products to the electrical distribution trade through our wholly-owned subsidiary, USI Electric, Inc. (“USI Electric”). The electrical distribution trade includes electrical and lighting distributors as well as manufactured housing companies. Products sold by USI Electric usually require professional installation.

     Prior to 2000, we also designed and marketed a variety of telecommunication and video products. Due to the low margins realized on our telecommunications and video products, we have since focused our business primarily on safety products. As a result, we (i) changed our marketing of telecommunications and video products to concentrate virtually exclusively on made-to-order private label sales, and (ii) entered into the electrical distribution market with an enhanced and newly packaged line of smoke alarms as well as our other safety products.

     In 1989 we formed a limited liability company under the laws of Hong Kong, as a joint venture with a Hong Kong-based partner to manufacture various products in the Peoples Republic of China (the “Hong Kong Joint Venture”). We currently own a 50% interest in the Hong Kong Joint Venture and are a significant customer of the Hong Kong Joint Venture (31% of its sales during fiscal 2004 and 2003 respectively), with the balance of its sales made to unrelated customers worldwide.

     We import all of our products from various foreign suppliers. For the fiscal year ended March 31, 2004, approximately 73% of our purchases were imported from the Hong Kong Joint Venture. Our sales for the year ended March 31, 2004 were $17,201,116 compared to $15,953,883 for the year ended March 31, 2003, an increase of approximately 8%.

     We reported net income of $2,571,026 in fiscal 2004 compared to net income of $2,400,318 in fiscal 2003. The primary reasons for the increase in earnings were higher Hong Kong Joint Venture earnings and higher operating income from sales.

     The Company was incorporated in Maryland in 1969. Our principal executive office is located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117, and our telephone number is 410-363-3000. Information about us may be obtained from our website www.universalsecurity.com. Copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, are available free of charge on our website as soon as they are filed with the Securities and Exchange Commission (SEC) through a link to the SEC’s EDGAR reporting system. Simply select the “Investor Relations” menu item, then click on the “SEC Filings” link. The SEC’s EDGAR reporting system can also be accessed directly at www.sec.gov.

Safety Products

     We market a line of residential smoke alarms under the trade names “USI ELECTRIC,” “UNIVERSAL” and “Smoke Signal(TM);” all of which are manufactured by the Hong Kong Joint Venture.

     Our line of smoke alarms consists of battery, electrical and electrical with battery backup alarms. Our products contain different types of batteries with different battery lives, and some with alarm silencers. The smoke alarms marketed to the electrical distribution trade also include hearing impaired and heat alarms with a variety of additional features. We also market outdoor floodlights under the name “Lite Aide(TM),” carbon monoxide alarms, door chimes and ground fault circuit interrupters.

     Our sales of safety products aggregated $16,717,427 or approximately 97% of total sales in the fiscal year ended March 31, 2004 and $15,438,715 or approximately 97% of total sales in the fiscal year ended March 31, 2003. This increase in sales volume was due primarily to increased sales volume of smoke and carbon monoxide alarms.

     We are focusing our sales and marketing efforts to maximize safety product sales, especially smoke alarms and carbon monoxide alarms manufactured by our Hong Kong Joint Venture and marketed to the electrical distribution and retail trade.

Other Products

     Since 2000, our focus has been primarily on sales of safety products and we have placed continuously less emphasis on sales of the other products which had been sold in earlier years. For the fiscal year ended March 31, 2004, our sales of other private label products consisted primarily of audio tape, which aggregated $483,689 or 3% of total sales. For the fiscal year ended March 31, 2003, sales of these products were $515,168 or 3% of total sales. The primary reason for the decrease in sales was fewer private label customers.

Import Matters

     We import all of our products. As an importer, we are subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions and currency fluctuations. We have attempted to protect ourself from fluctuations in currency exchange rates to the extent possible by negotiating commitments in U.S. dollars.

     Our inventory purchases are also subject to delays in delivery due to problems with shipping and docking facilities, as well as other problems associated with purchasing products abroad. A majority of our products, including products we purchase from our Hong Kong Joint Venture, are imported from the People’s Republic of China.

Sales and Marketing; Customers

     We sell our products to various customers, and our total sales market can be divided generally into two categories; sales by the Company, and sales by our USI Electric subsidiary.

     The Company markets our products to retailers, including wholesale distributors, chain, discount, and home center stores, catalog and mail order companies and to other distributors (“retailers”). Our products have historically been retailed to “do-it-yourself” consumers by these retailers. We also distribute our products through specialty markets such as premium/incentive and direct mail companies. We do not currently market any significant portion of our products directly to end users.

     The Company’s retail sales are made directly by our employees and by approximately 16 independent sales organizations who are compensated by commissions. Our agreements with these sales organizations are generally cancelable by either party upon 30 days notice. We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business. Sales which are made directly by us are effected by our officers and full-time employees, six of whom are also engaged in sales, management and training. Sales outside the United States, are made by our officers and through exporters, were less than 4% of total sales in fiscal 2004.

     Our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies). USI Electric has established a national distribution system with 9 regional stocking warehouses throughout the United States which enables customers to receive their orders the next day without paying for overnight freight charges. USI Electric engages sales personnel from the electrical distribution trade and has engaged 25 independent sales organizations which represent approximately 230 sales representatives, some of which have warehouses where USI Electric products are maintained by our sales representatives for sale.

     We also promote our products through our own sales catalogs and brochures, which are mailed directly to trade customers, and our website. Our customers, in turn, may advertise our products in their own catalogs and brochures and in their ads in newspapers and other media. We also exhibit and sell our products at various trade shows, including the annual National Hardware Show in Las Vegas, Nevada.

     Our backlog of orders believed to be firm as of March 31, 2004 was approximately $1,521,784. Our backlog as of March 31, 2003 was approximately $774,183. This increase in backlog is a function of the timing of orders received from our customers.

Hong Kong Joint Venture

      As explained earlier, we have a 50% interest in a Hong Kong Joint Venture which has manufacturing facilities in the People’s Republic of China, for the manufacturing of certain of our electronic and electrical products.

     We believe that the Hong Kong Joint Venture arrangement will ensure a continuing source of supply for a majority of our safety products at competitive prices. During fiscal year 2004, 73% of our total inventory purchases were made from the Hong Kong Joint Venture. The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms. We are currently pursuing the development of additional products to be manufactured by the Hong Kong Joint Venture, such as additional models of smoke alarms and a battery operated combination carbon monoxide and smoke alarm unit. Changes in economic and political conditions in China or any other adversity to the Hong Kong Joint Venture will unfavorably affect the value of our investment in the Hong Kong Joint Venture and would have a material adverse effect on the Company’s ability to purchase products for distribution.

     We previously announced that the Hong Kong Joint Venture was being positioned for a possible initial public offering (IPO). At that time, we said that if an IPO is completed, the shares would be expected to be listed on the GEM Section (Growth Enterprise Market) of the Hong Kong Stock Exchange. The Hong Kong Joint Venture now believes it qualifies for a Main Board listing on the Hong Kong Stock Exchange, and is proceeding with the application process for an IPO and listing on the Hong Kong Stock Exchange Main Board. No assurances can be given that these steps will result in an initial public offering for the Hong Kong Joint Venture. We will report further developments at such time as permitted in accordance with Hong Kong and U.S. regulations. Should the Hong Kong Joint Venture complete its IPO, our ownership of the Hong Kong Joint Venture will be reduced.

     Our purchases from the Hong Kong Joint Venture represented approximately 31% of the Hong Kong Joint Venture’s total sales during fiscal 2004, with the balance of the Hong Kong Joint Venture’s sales being primarily made in Europe and Australia, to unrelated customers. In the past two fiscal years, the Hong Kong Joint Venture has increased its sales to unrelated customers by $597,171 to $16,633,251 in fiscal 2004 from $16,036,080 in fiscal 2003. Please see Note C of the Financial Statements for a comparison of annual sales and earnings of the Hong Kong Joint Venture.

Other Suppliers

     Certain private label products not manufactured for us by the Hong Kong Joint Venture are manufactured by other foreign suppliers. We believe that our relationships with our suppliers are good. We believe that the loss of our ability to purchase products from the Hong Kong Joint Venture would have a material adverse effect on the Company. The loss of any of our other suppliers could have a short-term adverse effect on our operations, but replacement sources for these other suppliers could be developed.

Competition

     In fiscal year 2004, sales of safety products accounted for approximately 97% of our total sales. In the sale of smoke alarms, we compete in all of our markets with First Alert, Firex and Walter Kidde. All of these companies have greater financial resources and financial strength than we have. We believe that our safety products compete favorably with other such products in the market primarily on the basis of styling, features and pricing.

     The safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Employees

     We have 17 employees, 9 of whom are engaged in administration and sales, and the balance of whom are engaged in product development and servicing. Our employees are not unionized, and we believe that our relations with our employees are satisfactory.

ITEM 2. PROPERTIES

     Effective December 1999, we entered into an operating lease for a 9,000 square foot office and warehouse located in Baltimore County, Maryland. This lease, which expires in October 2005, is subject to renewal for an additional three years with increasing rentals at 3% per year. The monthly rental approximates $5,385 per month during the current fiscal year. Effective March 2003, we entered into an operating lease for an approximately 2,600 square foot office in Naperville, Illinois. This lease, which expires in February 2006, is subject to renewal for an additional six years with increasing rentals at 3% per year. The monthly rental approximates $2,689 per month during the current fiscal year.

     The Hong Kong Joint Venture currently operates an approximately 100,000 square foot manufacturing facility in the Guangdong province of Southern China. In response to our and the Hong Kong Joint Venture’s growth and expanding product lines, the Hong Kong Joint Venture is constructing a new, approximately 250,000 square-foot manufacturing facility in the Fujian province of Southern China, which should be completed by the end of 2004.

     The Company believes that its current facilities, and those of the Hong Kong Joint Venture, are currently suitable and adequate.

ITEM 3. LEGAL PROCEEDINGS

     As previously announced, Underwriters Laboratories (UL) had identified potential problems with ground fault circuit interrupters (GFCI) units which were manufactured for the Company by Shanghai Meihao Electric, Inc. The Company also reported that the U.S. Consumer Product Safety Commission (CPSC) reviewed UL’s concerns and test results of the GFCI units and closed its inquiry into the Company’s GFCI units without recommending a recall. The Company voluntarily stopped sales in August 2003 following the concerns announced by UL. The Company’s results of operations for the year ended March 31, 2004 reflect the voluntary hold on GFCI sales. Our sales of GFCI’s was $1,695,566 and $2,629,329 during years 2004 and 2003, respectively. UL advised us on February 27, 2004 that it was satisfied that the previously identified potential problems were resolved and have approved Shanghai Meihao GFCI units for listing and sale. The Company resumed GFCI sales during April 2004.

      In December 2001, Leviton Manufacturing Co., Inc. filed a civil action in the United States District Court for the District of Maryland (Case No. 01cv3855), alleging that the Company’s GFCI units infringed one of plaintiff’s patents and configuration trade dress. The plaintiff is seeking injunctive relief and damages to be determined at trial. In February 2004, the Court ruled on various summary judgment motions pursuant to which the Court permitted Leviton’s configuration trade dress claim to proceed to trial, found that as a matter of law there could be no patent infringement liability prior to December 11, 2001, and permitted one of the Company’s patent invalidity defenses to proceed to trial. At this time no trial date has been assigned. Due to the still undefined nature of the asserted configuration trade dress, the amount of any loss to the Company from this claim is not yet determinable. Should the Company not prevail on its defenses, any recovery that Leviton may obtain under the patent claims would be limited to some “reasonable royalty” for GFCI sales occurring over a period starting December 11, 2001, for less than one year. The Company believes it has set aside adequate reserves for this contingency. The Company and its counsel believe that the Company has meritorious defenses to the claims and is aggressively defending the suit.

      On June 13, 2003, Leviton Manufacturing Co., Inc. filed a second civil suit against the Company in the United States District Court for the District of Maryland (Case No. 03cv1701), alleging this time that the Company’s GFCI units infringe one or more of its more recently issued patents for reset lockout technology related to but not required by UL Standard 943 for ground GFCI units, effective January 2003. Leviton has also asserted trade dress and unfair competition claims which largely correspond to the claim in the previously identified pending suit. The plaintiff is seeking injunctive relief and damages to be determined at trial. The Court has not ruled on the Company’s pending motion to stay the litigation until the conclusion of the GFCI manufacturer’s (the Company’s supplier) co-pending, declaratory judgment suit against Leviton. In that suit, the manufacturer has sought a declaratory judgment of non-infringement, invalidity, and unenforceability of the asserted patents. If the stay is not granted, the Company currently expects that it will seek consolidation with the GFCI manufacturer’s suit. The Company and its counsel believe that the Company has meritorious defenses to the claim and is aggressively defending the suit. In the event of an unfavorable outcome, the amount of any potential loss to USI is not yet determinable.

      On June 11, 2003, Walter Kidde Portable Equipment, Inc. filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 03cv00537), alleging that certain of the Company’s AC powered/battery backup smoke detectors infringe on a patent acquired by Kidde. The plaintiff is seeking injunctive relief and damages to be determined at trial. The Company has answered and counterclaimed against the plaintiff in this action, and the case is now in the discovery phase. The Company and its counsel believe that the Company has meritorious defenses to the claims and will aggressively defend the suit.

      On February 2, 2004, Maple Chase Company, filed a civil suit in the United States District Court for the Northern District of Illinois (Case No. 03cv07205), against the Company, its USI Electric subsidiary, and one former and one present Illinois-based sales representative, alleging that certain of the Company’s smoke detectors infringe on a patent owned by Maple Chase. The defendants have answered and counterclaimed against Maple Chase. In an effort to bring about settlement with the Court’s assistance, the parties are exploring submission of the patent to re-examination in the United States Patent and Trademark Office (USPTO). Due the preliminary status of the litigation and the outcome of proceedings before the USPTO, the amount, if any, of potential loss to the Company is not yet determinable. The Company believes that it has meritorious and substantial technical defenses to the action and that it is entitled to a number of legal/equitable defenses due to the long period of inaction and acquiescence by Maple Chase and its predecessors. The Company intends to vigorously defend the suit and press its pending counterclaims.

      On April 23, 2004, the Company filed a civil suit against The Hartford Casualty Insurance Company in the United States District Court for the District of Maryland (Case No. 04cv1320), claiming that the insurer is required to indemnify the Company from any damages and legal fees in connection with the two Leviton patent cases. The defendant has answered the complaint and the litigation is proceeding.

      As previously reported, on September 3, 2003 the Company was advised that Michael Kovens, a then-director, principal stockholder and the former Chairman and chief executive officer of the Company (“Kovens”), had filed an action in Baltimore County Circuit Court (Case No. C-03-9639) against the Company and the other directors seeking: (i) to enjoin the Company from holding its Annual Meeting of Stockholders on September 8, 2003 until Kovens was able to nominate directors for election at the Annual Meeting; (ii) to require the Company to provide Kovens with certain confidential information to which Kovens claims he is entitled under Maryland law; (iii) to enjoin the Company from voting as proxy any shares issued by the Company since Kovens was replaced as Chairman and CEO; (iv) to void the employment agreement between the Company and its president, and to enjoin the Company from enforcing a “Change of Control” provision in the Company’s president’s employment agreement; (v) to void all issuances by the Company of restricted stock and options from and after October 1, 2001; (vi) to void any Bylaw amendments adopted by the Company from and after October 1, 2001; (vii) to enforce the exercise of an option by Kovens to purchase 20,000 shares of the Company’s common stock at $2.25 per share which the Company maintains has expired; (viii) to void the election by the Company, pursuant to the Maryland General Corporation Law, to be governed by certain provisions of Maryland law; and (ix) other unspecified relief.

      The Court refused to issue a temporary restraining order requested by Kovens to enjoin the Company and the other directors from holding the Annual Meeting, enforcing the “Change of Control” provision in the Company’s president’s employment agreement, and taking other unspecified actions. On October 2, 2003, the Court granted the parties’ joint motion to stay all proceedings in the matter to allow the parties an opportunity to negotiate a resolution of the dispute.

      On May 28, 2004, Kovens’ new counsel filed an amended complaint on behalf of Kovens, which also includes a derivative action brought in the name of the Company against the Company’s directors claiming that the actions Kovens alleges to have occurred amount to a breach of their fiduciary duty to the Company. The amended complaint seeks declaratory relief for essentially the same matters requested in the original complaint, and seeks damages from the directors in the amount of $20 million. The Company, in accordance with its charter and bylaws, is providing a defense for the directors named in the amended complaint and, subject to the provisions of applicable law, is obligated to indemnify them for any loss they might ultimately incur. In addition, Kovens is seeking an additional $500,000 from the Company with respect to the exercise of the option for the purchase of 20,000 shares at $2.25 per share (mentioned above) which the Company maintains has expired. Furthermore, Kovens alleges that the Chairman and the President of the Company interfered with certain contractual relationships between Kovens and third parties for which Kovens is seeking damages of $25 million. The Company has been advised by counsel that the action as filed is wholly without merit, and the Company intends to aggressively defend the action.

     From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     There were no submissions of matters to a vote of security holders during the quarter ended March 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS
Stephen C. Knepper	60	Chairman of the Board and Chief Executive Officer
Harvey B. Grossblatt	57	President, Chief Operating Officer and Chief
		Financial Officer

     STEPHEN C. KNEPPER has been a director of the Company since 1970. Mr. Knepper served as Chairman of the Board of the Company from 1970 through September 1996, and as Vice Chairman of the Board from September 1996 until October 2001. Mr. Knepper was reelected as Chairman of the Board and Chief Executive Officer in October 2001.

     HARVEY B. GROSSBLATT has been a director of the Company since 1996. Mr. Grossblatt has served as Chief Financial Officer since October 1983, President since June 1996, and Secretary and Treasurer of the Company since September 1988. Mr. Grossblatt was appointed Chief Operating Officer in April 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Prior to July 28, 2003, our common stock, $.01 par value (the “Common Stock”) traded on the Over-The-Counter (OTC) market under the symbol USEC. On July 28, 2003, the Common Stock began trading on the American Stock Exchange under the symbol UUU.

As of June 18, 2004, there were 157 record holders of the Common Stock. The closing price for the Common Stock on that date was $12.01. A four for three stock dividend was paid on April 5, 2004 to stockholders of record on March 15, 2004. We have not paid any cash dividends on our common stock, and it is our present intention to retain all earnings for use in future operations.

     The following table sets forth the high and low prices for the Common Stock for each full quarterly period during the fiscal years indicated. With respect to periods through the first quarter of the fiscal year ended March 31, 2004, the prices reflect the high and low bid prices as available through the OTC market and represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. Beginning with the second quarter of the fiscal year ended March 31, 2004, the prices reflect the high and low sales prices as reported by the American Stock Exchange. All prices have been adjusted to reflect the four for three stock dividend paid on April 5, 2004.

Fiscal Year Ended March 31, 2004
First Quarter	High	$8.55
	Low	$5.62

Second Quarter	High	$14.81
	Low	$7.69

Third Quarter	High	$13.35
	Low	$10.88

Fourth Quarter	High	$13.49
	Low	$10.80

Fiscal Year Ended March 31, 2003
First Quarter	High	$3.38
	Low	$1.95

Second Quarter	High	$5.85
	Low	$2.68

Third Quarter	High	$7.88
	Low	$3.45

Fourth Quarter	High	$7.16
	Low	$5.55

     Information regarding our equity compensation plans is set forth in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2004 Annual Meeting of Stockholders (the “Proxy Statement”) in the Section entitled “Executive Compensation” and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The Statement of Operations data and the Balance Sheet data for the years ended, and as at, March 31, 2000, 2001, 2002, 2003 and 2004 are derived from our audited consolidated financial statements. All share and per share amounts included in the following financial data have been retroactively adjusted to reflect the 4-for-3 stock dividend paid on April 5, 2004 to shareholders of record on March 15, 2004.

	Year Ended March 31,

	2004	2003	2002	2001	2000

Statement of Operations Data:
Net sales	$17,201,116	$15,953,883	$10,480,829	$7,731,501	$7,667,530
Income (loss) before equity in earnings
(loss) of Hong Kong Joint Venture and
income taxes	429,716	279,615	(976,063)	(799,183)	(95,925)
Net income (loss)	2,571,026	2,400,318	261,625	(758,940)	41,056
Per common share:
Net income (loss)
Basic	1.69	1.66	0.21	(0.63)	0.03
Diluted	1.49	1.54	0.21	(0.63)	0.03
Weighted average number of common
shares outstanding
Basic	1,516,846	1,443,439	1,251,499	1,216,360	1,204,660
Diluted	1,725,206	1,561,745	1,261,027	1,216,360	1,251,743

Balance Sheet Data:
Total assets	11,386,619	8,382,043	5,182,462	5,945,690	5,476,545
Long-term debt (non-current)	—	7,224	22,396	45,088	60,260
Working capital (1)	4,200,170	2,377,688	402,425	585,032	1,368,513
Current ratio (1)	2.92:1	2.26:1	1.27:1	1.23:1	2.01:1
Shareholders’ equity	9,198,272	6,493,415	3,681,273	3,303,304	4,062,244

(1)	Working capital is computed as the excess of current assets over current liabilities. The current ratio is calculated by dividing current assets by current liabilities.

The unaudited quarterly results of operations for fiscal years 2004 and 2003 are summarized as follows:

	Quarter Ended

	June 30,	September 30,	December 31,	March 31,

2004
Net sales	$4,431,950	$4,998,483	$3,838,192	$3,932,491
Gross profit	1,460,245	1,575,707	1,230,667	1,531,957
Net income	852,498	740,446	493,792	484,290
Net income per share – basic	0.57	0.49	0.33	0.31
Net income per share – diluted	0.51	0.43	0.29	0.28

2003
Net sales	$3,750,926	$4,091,272	$4,252,447	$3,859,238
Gross profit	1,083,225	1,286,147	1,289,601	1,314,843
Net income	576,940	630,129	673,365	519,884
Net income per share – basic	0.43	0.45	0.45	0.34
Net income per share – diluted	0.41	0.41	0.41	0.31

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. We do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General

     We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2004, 2003 and 2002 relate to the operational results of the Company only. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Hong Kong Joint Venture.”

Comparison of Results of Operations for the Years Ended March 31, 2004, 2003 and 2002

     Sales. In fiscal year 2004, our net sales increased by $1,247,233 (7.8%), from $15,953,883 in fiscal 2003 to $17,201,116 in fiscal 2004. Our focus on marketing to retailers, including the wholesale distribution trades, generated the majority of the increase. We anticipate continued revenue growth in all our markets.

     In fiscal year 2003, sales increased by $5,473,054 (52%) from $10,480,829 in fiscal 2002 to $15,953,883 in fiscal 2003. Our focus on marketing to the electrical distribution trade through our USI Electric subsidiary generated an increase in sales to this market of approximately $4,000,000 (from approximately $8,300,000 in 2002 to approximately $12,300,000 in 2003). We also experienced an increase of approximately $1,473,000 in sales to the Company’s retail and wholesale distribution customers over the prior year.

     Cost of Sales and Gross Profit. Gross profit as a percentage of net sales (or “gross margin”) in fiscal 2004 was 33.7% compared to 31.2% and 26.8% in fiscal 2003 and 2002, respectively. The increases in gross profit for each year resulted from increased productivity and efficiency. Our strategy is to increase gross margins by increasing sales. Since fixed costs will not increase at the same rate as sales, the gross margin percentage as a percent of sales will increase as sales increase. Management does not anticipate a near-term need to increase fixed costs.

     Expenses. Selling, general and administrative expenses for fiscal 2004 increased by $745,202 (17.5%) from $4,265,581 in fiscal 2003 to $5,010,783 in fiscal 2004. As a percentage of sales, selling, general and administrative expenses were 27% for fiscal 2003 and 29% for fiscal 2004. The increase in selling, general and administrative expenses was mainly due to higher commission and freight costs associated with our higher sales, higher legal costs associated with defending patent and other litigation and implementing our expansion in retail marketing. These increases were partially offset by a net gain of $146,836 from the sale of a 1.5 acre parcel of land during the second quarter of fiscal 2004.

     In fiscal year 2003, selling, general and administrative expenses increased by approximately $887,734 (26%), from $3,377,847 in fiscal 2002 to $4,265,581 in fiscal 2003. As a percentage of sales, selling, general and administrative expenses were 27% for fiscal 2003 and 32% in fiscal 2002. The decrease in selling, general and administrative expense as a percent of sales was due to higher sales volume and variable costs which did not increase at the same rate as sales. The higher expenses were due to increased sales commissions and freight, and higher legal costs partly associated with defending the suits described under Item 3, “Legal Proceedings”.

     Interest Expense. Interest expense for fiscal 2004 decreased to $83,589 from $153,168 in fiscal 2003 primarily due to lower interest rates and lower levels of debts. Interest expense for fiscal 2003 decreased to $153,168 from $188,020 in fiscal 2002 primarily due to lower interest rates.

     Income Taxes. We did not make any provision for federal income taxes in each of the 2002, 2003 and 2004 fiscal years, due to our operating loss carryforward for income tax purposes. However, we made a provision of $24,001 for state income taxes for fiscal year 2004. A valuation allowance has been established and, accordingly, no benefit has been recognized for the tax benefit of our net operating losses or other deferred tax assets.

     Net Income. We reported net income of $2,571,026 for fiscal year 2004 compared to a net income of $2,400,318 for fiscal year 2003, a $170,708 (7%) increase. This increase in net income resulted from both higher Hong Kong Joint Venture earnings and higher gross profit, partially offset by higher selling, general and administrative expenses as described above.

      We reported net income of $2,400,318 for fiscal year 2003 compared to a net income of $261,625 for fiscal year 2002, a $2,138,693 (817%) increase. This increase in net income resulted from both higher Hong Kong Joint Venture earnings and higher gross profit, partially offset by higher selling, general and administrative expenses as described above.

Financial Condition, Liquidity and Capital Resources

      Our cash needs are currently met by funds generated from operations and from our Factoring Agreement, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum we may borrow under this Agreement is $7,500,000. However, based on specified percentages of our accounts receivable and inventory and letter of credit commitments, at March 31, 2004, our maximum borrowing amount was limited to $3,260,000, all of which was available under this Agreement as of March 31, 2004. The outstanding principal balance under this Agreement is payable upon demand. The interest rate on the Factoring Agreement, on the uncollected factored accounts receivable and any additional borrowings is equal to 1% in excess of the prime rate of interest charged by the factor which, as of March 31, 2004, resulted in a 5.0% rate. The borrowings are collateralized by all our accounts receivable and inventory. During the year ended March 31, 2004, working capital (computed as the excess of current assets over current liabilities) increased by $1,822,482, from $2,377,688 on March 31, 2003, to $4,200,170 on March 31, 2004.

      Our operating activities used cash of $292,716 for the year ended March 31, 2004. For the fiscal year ended March 31, 2003, operating activities used cash of $61,873. This increase of $230,843 was primarily due to higher levels of accounts receivable and undistributed Joint Venture earnings primarily offset by higher net income.

      Our investing activities provided cash of $329,213 during fiscal 2004 and used cash of $16,892 during fiscal 2003. This increase resulted primarily from the sale of the land parcel discussed above. During 2004, as in prior years, the Company offset its distributions from the Hong Kong Joint Venture with amounts due by the Company to the Hong Kong Joint Venture for the purchase of safety products. The Company offset $1,164,608 during fiscal 2004 and $1,279,187 during fiscal 2003 of trade amounts due by it to the Hong Kong Joint Venture in lieu of cash distributions. The Company records these payments as a non-cash transaction in its statement of cash flows.

      Financing activities in 2004 provided the Company with cash of $100,581, primarily due to the exercise of employee stock options. Financing activities in 2003 provided cash of $110,494 which was also primarily from the sale of common stock.

Hong Kong Joint Venture

      The financial statements of the Hong Kong Joint Venture is included in this Form 10-K beginning on page JV-1. The reader should refer to these financial statements for additional information.

      In fiscal year 2004, sales of the Hong Kong Joint Venture were $24,114,967 compared to $23,365,301 and $11,410,035 in fiscal years 2003 and 2002, respectively.

      Net income was $4,171,334 for fiscal year 2004 compared to net income of $4,755,540 and $2,475,376 in fiscal years 2003 and 2002, respectively. The decrease in the current fiscal year is primarily attributable to lower gross margins due to competition and higher manufacturing costs. The increase in income for the year ended March 31, 2003 was due primarily to higher sales, including to unrelated customers (i.e., other than the Company).

      Gross margins of the Hong Kong Joint Venture for fiscal 2004 decreased to 30.6% from 33.7% in the prior fiscal year. The primary reason for this decrease was that lower gross margins due to competition and higher costs. For fiscal 2003, the Hong Kong Joint Venture’s gross margin increased to 33.7% from 32.6% during fiscal 2002. The primary reason for this increase was that the variable costs in cost of goods sold did not increase at the same rate as sales.

      Selling, general and administrative expenses were $2,971,274, $2,806,412 and $1,530,579 for fiscal years 2004, 2003 and 2002, respectively. As a percentage of sales, these expenses were 12%, 12% and 13% for fiscal years 2004, 2003 and 2002, respectively. The increase in selling, general and administrative expenses each year was due partially to higher costs as well as higher sales volume.

      Interest income net of interest expense was $45,795 for fiscal year 2004, compared to $2,315 and $54,164 in fiscal years 2003 and 2002, respectively. The increase in interest income is due to investments in higher yielding bonds.

      Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During fiscal year 2004, working capital decreased by $4,264,215 from $5,582,872 on March 31, 2003 to $1,318,657 on March 31, 2004. We are not in a position to quantify any funds which may be available to the Hong Kong Joint Venture from any IPO proceeds, if an IPO by the Hong Kong Joint Venture is completed (as previously discussed).

Contractual Obligations and Commitments

     The following table presents, as of March 31, 2004, our significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in Note E to the consolidated financial statements.

	Payment due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Capital Lease Obligations	7,224	7,224	—	—	—
Operating Lease Obligations	167,947	98,184	69,763	—	—

Total	$175,171	$105,408	$69,763	$—	$—

Critical Accounting Policies

      Management’s discussion and analysis of our consolidated financial statements and results of operations are based upon our Consolidated Financial Statement included as part of this document. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to bad debts, inventories, income taxes, and contingencies and litigation. We base these estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe that the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion on the application on these and other accounting policies see Note A to the consolidated financial statements included in this Annual Report. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

      Our revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. We establishe allowances to cover anticipated doubtful accounts based upon historical experience.

      Inventories are valued at the lower of market or cost. Cost is determined on the first-in first-out method. We have recorded a reserve for obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management reviews the reserve quarterly.

      We currently have significant deferred tax assets resulting from tax credit carryforwards, net operating loss carryforwards and deductible temporary differences, which will reduce taxable income in future periods. We have provided a valuation allowance on future tax benefits such as foreign tax credits, foreign net operating losses, capital losses and net operating losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses and losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of management’s assessment, we established a full valuation allowance for its remaining net deferred tax assets at March 31, 2004.

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

Recently Issued Accounting Pronouncements

      On January 31, 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, “Consolidation of Variable Interest Entities,” which clarifies existing accounting for whether interest entities should be consolidated in financial statements based upon the investees’ ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. We are currently evaluating the applicability of FIN 46 to our investments in our Hong Kong Joint Venture and have complied with the disclosure provisions of FIN 46 in these financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our principal financial instrument is our Factoring Agreement which provides for interest at the factor’s prime rate (4.0% at March 31, 2004) plus 1%. We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by us under our Factoring Agreement. A significant rise in the prime rate could materially adversely affect our business, financial condition and results of operations. At March 31, 2004, we had no aggregate principal outstanding under the facility. If principal amounts outstanding under our Factoring Agreement remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 0.5%, we would pay or save, respectively, an additional $8,500.00 in interest in that year. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this Item 8 are included in the Company’s Consolidated Financial Statements and set forth in the pages indicated in Item 15(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

      We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in our internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation.

      We have also been advised that the independent registered public accounting firm for the Hong Kong Joint Venture has identified certain internal control deficiencies at the Hong Kong Joint Venture which the auditors consider to be “significant deficiencies” that, in the aggregate, constitute “material weaknesses” under U.S. accounting standards. The Hong Kong Joint Venture’s independent auditors have advised the Hong Kong Joint Venture that these internal control deficiencies do not affect the auditor’s unqualified report on the Hong Kong Joint Venture’s consolidated financial statements as of March 31, 2004 and for the year then ended. The Hong Kong Joint Venture is in the process of addressing these deficiencies and Company management will continue to monitor the Hong Kong Joint Venture’s progress in this area.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Election of Directors” in the Proxy Statement is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Compliance With Section 16(a) of the Exchange Act” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the sections captioned “Director Compensation” and “Executive Compensation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated herein by reference to the sections captioned “Beneficial Ownership” and “Information Regarding Share Ownership of Management” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is incorporated herein by reference to the section captioned “Independent Registered Public Accountants” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements.

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 0-7885)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s
Current Report on Form 8-K filed October 31, 2002, file No. 0-7885)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3 to the Company’s Form 8-A/A filed July 24,
2003)
10.1	Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s
Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 0-7885)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the
Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)
10.3	Amended Factoring Agreement with CIT Group (successor to Congress Talcott, Inc.) dated November 14,
1999 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the
year ended March 31, 2003, File No. 0-7885)
10.4	Amendment to Factoring Agreement with CIT Group (incorporated by reference to Exhibit 10.4 to the
Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 0-7885)
10.5	Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21,
1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117
(incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the Fiscal
Year Ended March 31, 2000, File No. 0-7885)
10.6	Amended and Restated Employment Agreement dated April 1, 2003 between the Company and Harvey B.
Grossblatt (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for
the year ended March 31, 2003, File No. 0-7885)
21	Subsidiaries of the Registrant*
23.1	Consent of Grant Thornton LLP*
23.2	Consent of Grant Thornton LLP (Hong Kong)*
23.3	Consent of Ernst & Young (Hong Kong)*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated July 13, 2004*

*Filed herewith

(b) Reports on Form 8-K.

On January 8, 2004, the Registrant filed a Current Report of Form 8-K furnishing, under Item 5, information with respect to the construction of a new manufacturing facility by the Registrant’s 50%-owned Hong Kong Joint Venture and other matters.

On February 24, 2004, the Registrant filed a Current Report of Form 8-K furnishing, under Item 5, information with respect to the resumption of shipments of GFCI units following the resolution of concerns raised by Underwriters Laboratories.

On March 1, 2004, the Registrant filed a Current Report of Form 8-K furnishing, under Item 5, information with respect to the Registrant’s stock dividend which was paid on April 5, 2004.

(d) Financial Statements Required by Regulation S-X.

Separate financial statements of the Hong Kong Joint Venture

Independent Auditors’ Report	JV-1
Report of Independent Auditors	JV-2
Consolidated Income Statement	JV-3
Consolidated Balance Sheet	JV-4
Balance Sheet	JV-5
Consolidated Statement of Changes in Equity	JV-6
Consolidated Cash Flow Statement	JV-7
Notes to Financial Statements	JV-8

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.

July 13, 2004	By:	/s/ Harvey B. Grossblatt

Harvey B. Grossblatt
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen C. Knepper	Chairman of the Board, Chief Executive	July 13, 2004
Officer and Director
Stephen C. Knepper

/s/ Harvey B. Grossblatt	President, Chief Financial Officer	July 13, 2004
and Director
Harvey B. Grossblatt

/s/ Cary Luskin	Director	July 13, 2004

Cary Luskin

/s/ Ronald A. Seff, M.D.	Director	July 13, 2004

Ronald A. Seff

/s/ Howard Silverman, Ph.D.	Director	July 13, 2004

Howard Silverman, Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Universal Security Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. and subsidiaries (the Company) as of March 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Hong Kong Joint Venture which is accounted for using the equity method as of March 31 2003 and the two years in the period ended March 31, 2003. The Company's investment of $3,831,583 in the Hong Kong Joint Venture's net assets at March 31, 2003, and equity in earnings of $2,120,703 and $1,237,688 for each of the two years in the period ended March 31, 2003 are included in the accompanying consolidated financial statements. The financial statements of the Hong Kong Joint Venture were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Hong Kong Joint Venture, is based on the report of the other auditors as of March 31, 2003 and the two years in the period ended March 31, 2003.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of Universal Security Instruments, Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended March 31, 2004. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required therein.

/s/ GRANT THORNTON LLP
Baltimore, Maryland
June 11, 2004

F-1

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31

2004		2003

CURRENT ASSETS
Cash	$188,190	$51,112
Accounts receivable:
Trade less allowance for doubtful accounts of $15,000 and $10,000 at March 31, 2004 and 2003, respectively	90,852	207,539
Employees	23,770	16,303

	114,622	223,842
Amount due from factor	3,111,003	623,566
Inventory	2,867,650	3,224,229
Prepaid expenses	107,052	136,343

TOTAL CURRENT ASSETS	6,388,517	4,259,092

DEFERRED TAX ASSET	56,899	—

INVESTMENT IN HONG KONG JOINT VENTURE	4,832,286	3,831,583

PROPERTY AND EQUIPMENT – NET	93,431	279,896

OTHER ASSETS	15,486	11,472

TOTAL ASSETS	11,386,619	$8,382,043

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,517,305	$1,173,175
Accrued liabilities	663,818	684,979
Current obligations under capital lease	7,224	23,250

TOTAL CURRENT LIABILITIES	2,188,347	1,881,404

LONG-TERM CAPITAL LEASE OBLIGATIONS	—	7,224

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares;
issued and outstanding 1,552,896 and 1,495,976 shares at March 31, 2004
and March 31, 2003, respectively	15,529	14,960
Additional paid-in capital	11,188,903	11,055,641
Accumulated deficit	(2,006,160)	(4,577,186)

TOTAL SHAREHOLDERS’ EQUITY	9,198,272	6,493,415

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	11,386,619	$8,382,043

See notes to consolidated financial statements F-2

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31

	2004	2003	2002

Net sales	$17,201,116	$15,953,883	$10,480,829
Cost of goods sold	11,402,540	10,980,067	7,668,177

GROSS PROFIT	5,798,576	4,973,816	2,812,652

Research and development expense	270,164	284,552	222,817
Selling, general and administrative expense	5,010,783	4,265,581	3,377,847

Operating income (loss)	517,629	423,683	(788,012)

Other income (expense):
Interest expense	(83,589)	(153,168)	(188,020)
Other	(4,324)	9,100	(31)

	(87,913)	(144,068)	(188,051)

INCOME (LOSS) BEFORE EQUITY IN	429,716	279,615	(976,063)
EARNINGS OF HONG KONG JOINT
VENTURE AND INCOME TAXES

Earnings from Hong Kong Joint Venture:
Equity in earnings of Hong Kong Joint Venture	2,165,311	2,120,703	1,237,688

Net Income Before Income Taxes	$2,595,027	$2,400,318	$261,625

Provision for Income Taxes	24,001	—	—

NET INCOME	$2,571,026	$2,400,318	$261,625

Net income per share:
Basic	$1.69	$1.66	$0.21
Diluted	$1.49	$1.54	$0.21
Shares used in computing net income per share:
Basic	1,516,846	1,443,439	1,251,499
Diluted	1,725,206	1,561,745	1,261,027

See notes to consolidated financial statements. F-3

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
			Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance at March 31, 2001	1,216,360	$12,164	$10,530,269	$(7,239,129)	$3,303,304

Issuance of common stock from the
exercise of employee stock options	130,000	1,300	115,044	—	116,344
Net income	—	—	—	261,625	261,625

Balance at March 31, 2002	1,346,360	13,464	10,645,313	(6,977,504)	3,681,273

Issuance of common stock from the
exercise of employee stock options	54,333	543	92,082	—	92,625
Issuance of common stock	68,000	680	249,320	—	250,000
Stock issued in lieu of directors fees	9,299	93	29,907	—	30,000
Stock issued in satisfaction of accrued
compensation	17,984	180	39,019	—	39,199
Net income	—	—	—	2,400,318	2,400,318

Balance at March 31, 2003	1,495,976	$14,960	11,055,641	(4,577,186)	6,493,415

Issuance of common stock from the
exercise of employee stock options	56,297	563	124,692	—	125,255
Stock issued in lieu of directors fees	756	7	9,993	—	10,000
Retired stock	(133)	(1)	(1,423)	—	(1,424)
Net income	—	—	—	2,571,026	2,571,026

Balance at March 31, 2004	1,552,896	$15,529	$11,188,903	$2,006,160)	$9,198,272

See notes to consolidated financial statements F-4

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 31,

CASH FLOWS FROM OPERATING ACTIVITIES	2004	2003	2002
OPERATING ACTIVITIES
Net income	$2,571,026	$2,400,318	$261,625
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	33,218	38,077	30,483
Stock issued to directors in lieu of fees	10,000	30,000	—
Change in allowance for doubtful accounts	5,000	(58,358)	(31,642)
Inventory reserve write-down	1,741	(10,000)	61,741
Gain on sale of land	(175,965)	—	—
Earnings of the Hong Kong Joint Venture	(2,165,311)	(2,120,703)	(1,237,688)
Changes in operating assets and liabilities:
Increase in accounts receivable and amounts due from factor	(2,383,217)	(594,447)	(106,494)
Decrease (increase) in inventories	354,838	(1,656,235)	524,058
Decrease (increase) in prepaid expenses	29,291	(27,105)	(51,567)
Increase in accounts payable and accrued expenses	1,487,576	1,937,957	1,114,089
(Increase) decrease in other assets	(4,014)	(1,377)	6,012
Decrease in amount due to factor	—		(684,726)
Increase in deferred taxes	(56,899)	—	—

NET CASH USED IN OPERATING ACTIVITIES	(292,716)	(61,873)	(114,109)

INVESTING ACTIVITIES:
Purchase of equipment	(20,787)	(16,892)	(2,322)
Gross proceeds from sale of land	350,000	—	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	329,213	(16,892)	(2,322)

FINANCING ACTIVITIES:
Net (repayments) borrowings of short-term debt	—	(216,959)	—
Principal payments of capital lease obligations	(23,250)	(15,172)	(15,172)
Proceeds from issuance of common stock from exercise of employee	125,255	92,625	—
stock options
Proceeds from issuance of common stock	—	250,000	116,344
Retirement of common stock	(1,424)	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	100,581	110,494	101,172

INCREASE (DECREASE) IN CASH	137,078	31,729	(15,259)

Cash at beginning of period	51,112	19,383	34,642

CASH AT END OF PERIOD	$188,190	$51,112	$19,383

Supplemental information:
Interest paid	$83,589	$153,168	$188,020
Income taxes paid	$24,001	$—	$—

Non-cash investing transactions:
Issuance of 13,488 shares of common stock in satisfaction of accrued
compensation	$—	$39,199	$—
Repayment of trade payables due the Hong Kong Joint Venture in lieu of cash
distributions	$1,164,608	$1,279,187	$665,631

See notes to consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: The Company’s primary business is the sale of smoke alarms and other safety products to retailers, wholesale distributors and to the electrical distribution trade which includes electrical and lighting distributors as well as manufactured housing companies. The Company imports all of its safety and other products from foreign manufacturers. The Company, as an importer, is subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions and currency fluctuations.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We believe that our 50% ownership interest in the Hong Kong Joint Venture allows us to significantly influence the operations of the Hong Kong Joint Venture. As such, we account for our interest in the Hong Kong Joint Venture using the equity method of accounting. We have included our investment balance as a non-current asset and have included our share of the Hong Kong Joint Venture’s income in our consolidated statement of operations. The investment and earnings are adjusted to eliminate intercompany profits.

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

Stock-Based Compensation: We account for stock-based employee compensation using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of our stock and the option exercise price. US GAAP requires companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing models, such as the Black-Scholes models, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.” We did not elect to voluntarily change to the fair value based method of accounting for stock-based employee compensation and record such amounts as charges to operating expense.

The following table illustrates the effect on net income and net income per share had compensation costs for the stock-based compensation plan been determined based on the grant date fair values of awards.

	Year Ended March 31

	2004	2003	2002

Net income, as reported	$2,571,026	$2,400,318	$261,625
Deduct: Total stock-based employee compensation expense determined under fair value, net of related tax effects	(81,111)	(83,939)	(48,729)

Pro forma net income	$2,489,915	$2,316,379	$212,896

Earnings per share:
Basic - as reported	$1.69	$1.66	$0.21
Basic - pro forma	1.64	1.60	0.17

Diluted - as reported	1.49	1.54	0.21
Diluted - pro forma	1.44	1.48	0.17

Research and Development: Research and development costs are charged to operations as incurred.

Accounts Receivable: In September, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140), which is effective for transfers of financial assets occurring after March 31, 2001.

In fiscal year 2002, the Company achieved the sales criteria of SFAS No. 140, and, as such, amounts transferred under the Company’s Factoring Agreement are treated as sales.

Beginning in fiscal year 2002, with the achievement of SFAS 140 sales criteria, the Company nets the factored accounts receivable with the corresponding advance from the Factor, showing the amount net in its consolidated balance sheet.

The Company sells trade receivables on a pre-approved non-recourse basis to the Factor under the Factoring Agreement on an ongoing basis. Factoring charges recognized on sales of receivables are included in selling, general and administrative expenses in the consolidated statements of income and amounted to $167,561 and $160,125 for the years ended March 31, 2004 and 2003, respectively. The Agreement for the sale of accounts receivable provides for continuation of the program on a revolving basis until terminated by one of the parties to the Agreement.

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $521,556, $498,179 and $376,359 in fiscal years 2004, 2003 and 2002, respectively.

Inventories: Inventories (consisting primarily of finished goods) are stated at the lower of cost (first-in, first-out method) or market. Included as a component of finished goods inventory are additional non-material costs. These costs include freight, import duty and inspection fees of $171,524 and $376,899 at March 31, 2004 and 2003, respectively.

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

Property and Equipment: Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided by using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are as follows:

Leasehold improvements	—	Term of lease
Machinery and equipment	—	5 to 10 years
Furniture and fixtures	—	5 to 15 years
Computer equipment	—	5 years

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

Net Income (Loss) per Share: The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive) for the period.

Recently Issued Accounting Standards: On January 31, 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which clarifies existing accounting for whether interest entities should be consolidated in financial statements based upon the investees’ ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. We are currently evaluating the applicability of FIN 46 to our investments in our Hong Kong Joint Venture and have complied with the disclosure provisions of FIN 46 in these financial statements.

Reclassifications: Certain prior year amounts have been reclassified in order to conform with current year presentation.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,

	2004	2003

Land and improvements	$—	$174,034
Leasehold improvements	71,885	71,885
Machinery and equipment	77,746	77,746
Furniture and fixtures	181,889	166,344
Computer equipment	75,072	69,830
Equipment held under capital lease	80,950	80,950

	487,542	640,789

Less accumulated depreciation and amortization	394,111	360,893

	$93,431	$279,896

NOTE C - INVESTMENT IN THE HONG KONG JOINT VENTURE

The Company holds a 50% interest in a Joint Venture with a Hong Kong Corporation, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of consumer electronic products. As of March 31, 2004, the Company has an investment balance of $4,832,286 for its 50% interest in the Hong Kong Joint Venture.

The following represents summarized financial information derived from the audited financial statements of the Hong Kong Joint Venture as of March 31, 2004 and 2003 and for the years ended March 31, 2004, 2003 and 2002.

	March 31,

	2004	2003

Current assets	$5,128,208	$8,343,860
Property and other assets	7,111,679	2,500,674

Total	$12,239,887	$10,844,534

Current liabilities	$3,809,551	$2,761,078
Non-current liabilities	9,623	3,846

Equity	8,420,713	8,079,610

Total	$12,239,887	$10,844,534

	For the Year Ended March 31,

	2004	2003	2002

Net sales	$24,114,967	$23,365,301	$11,410,035
Gross profit	7,375,113	7,870,436	3,717,474
Net income	4,171,334	4,755,540	2,475,376

During the years ended March 31, 2004, 2003 and 2002, the Company purchased $7,481,716, $7,329,221 and $4,895,903, respectively, of finished product from the Hong Kong Joint Venture, which represents 73%, 66% and 78%, respectively, of the Company’s total finished product purchases for the years ended at March 31, 2004, 2003 and 2002. Amounts due the Hong Kong Joint Venture included in Accounts Payable totaled $494,711 and $480,546 at March 31, 2004 and 2003, respectively. Amounts due from the Hong Kong Joint Venture included in Accounts Receivable totaled $174,935 and $40,000 at March 31, 2004 and 2003, respectively.

The Company incurred interest costs charged by the Hong Kong Joint Venture of $25,482, $16,585 and $27,659 during the years ended March 31, 2004, 2003 and 2002, respectively, related to its purchases.

NOTE D - AMOUNTS DUE FROM FACTOR

The Company sells certain of its trade receivables on a pre-approved, non-recourse basis to a Factor. Since these are sold on a non-recourse basis, the factored trade receivables and related repayment obligations are not separately recorded in the Company’s consolidated balance sheets. The financing from the factoring of the Company’s trade receivables totaled $0 and $1,691,139 at March 31, 2004 and 2003, respectively.

The Company’s Factoring Agreement provides for financing of up to a maximum of $7,500,000 with the amount available at any one time based on 85% of uncollected non-recourse receivables sold to the factor and 45% of qualifying inventory, which at March 31, 2004 was $3,280,000. At March 31, 2004 and 2003 the Company had no amounts due its factor under the Agreement. At March 31, 2004, and 2003, the Company had no amount due its factor under the Agreement. At March 31, 2004 and 2003, the Company had $3,111,003 and $623,566 due from the factor, respectively. Any amount due to the factor is also secured by the Company’s inventory.

Under this Factoring Agreement, the Company sold receivables of approximately $15,560,000 and $15,500,000 during the years ended March 31, 2004 and 2003, respectively. Gains and losses recognized on the sale of factored receivables include the fair value of the limited recourse obligation. The uncollected balance of non-recourse receivables held by the factor amounted to $2,695,465 and $2,171,324 at March 31, 2004 and 2003, respectively.

Any outstanding amounts due to the factor are payable upon demand. The interest rate on this amount is the prime rate of interest plus 1% (5.00% at March 31, 2004).

NOTE E - LEASES

The Company entered into capital lease agreements for various pieces of equipment, with an outstanding balance of $7,224 as of March 31, 2004. The leases have imputed interest rates ranging from 7.6% to 10%, with monthly payments aggregating $929 per month.

	Year Ended March 31,

	2004	2003

Obligations under capital lease	$7,224	$45,646
Less current maturities	—	23,250

	$7,224	$22,396

Maturities of long term capital lease obligations for the three years following March 31, 2004 are as follows:

Year
2005	$7,435

Total	7,435
Less amounts representing interest	211

Obligations under capital lease	$7,224

During December 1999, the Company entered into an operating lease for its office and warehouse which expires in October 2005. This lease is subject to renewal for an additional three years and has increasing rentals at 3% per year. In February 2004, the Company entered into an operating lease for an approximately 2,600 square foot office in Naperville, Illinois. This lease, which expires in February 2006, is subject to renewal for an additional six years with increasing rentals at 3% per year.

Rent expense totaled $92,063, $67,886 and $57,164 for the years ended March 31, 2004, 2003 and 2002. Future obligations for the years ended March 31, under these non-cancelable operating leases are as follows:

Year

2005	$98,184
2006	69,763

$167,947

NOTE F – INCOME TAXES

Universal Security Instruments, Inc. (“USI”) provides for Income Taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Accordingly, deferred income tax assets and liabilities are computed and recognized for those differences that have future tax consequences of temporary differences that will result in net taxable or deductible amounts in future periods. Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes. The deferred tax liabilities and assets for USI result primarily from the use of accelerated methods of depreciation of equipment for tax purposes, reserves, inventories, accrued liabilities and change in the unremitted earnings of the Hong Kong joint venture.

Beginning 2004, USI will no longer recognize the deferred tax liability related to the unremitted earnings of the Hong Kong joint venture. There is no longer a plan to repatriate the unremitted earnings in the future, other than a possible $850,000 payment.

USI had a net operating loss carryforward from FYE March 31, 2003 of $5,234,386, of which $1,792,633 was utilized in FYE March 31, 2004. This leaves a net operating loss carryforward to FYE March 31, 2005 in the amount of $3,441,753.

The components of income tax expense (benefit) for USI are as follows:

	Year Ended March 31,

	2004	2003

Current
Federal	$56,899	$0
State	24,001	0

	80,900	0
Deferred	(56,899)	0

Total Income Tax	$24,001	$0

     Significant components of USI’s deferred tax assets and liabilities are as follows:

	March 31,

	2004	2003	2002

Deferred tax liabilities – unremitted earnings	$637,279	$1,465,270	$0
from Hong Kong Joint Venture:
Deferred tax assets:
Financial statement accruals and allowances	250,032	232,167	170,990
Inventory uniform capitalization	89,628	72,200	72,200
Other	40,346	41,983	47,367
AMT Tax Credit carryforward	21,621	0	0
NOL carryforwards and tax credits	1,307,866	2,031,616	2,612,451

Gross deferred tax assets	1,709,493	2,377,966	2,903,008
Valuation allowance	(1,015,315)	(912,696)	(1,848,455)

Net deferred tax liability (asset)	$(56.899)	$0	$0

The reconciliation of between the statutory federal income tax provision and the actual effective tax provision is as follows:

	Years ended March 31,

	2004	2003	2002

Federal tax expense (benefit) at statutory rate on
domestic income (loss) (34%)	$202,627	$95,056	$(331,981)
State income tax expense (benefit)	103,582	96,013	10,451
Equity in (earnings) loss from Hong Kong Joint
Venture	677,819	721,039	420,814
Change in valuation allowance	102,619	(935,758)	(113,573)
Change in deferred tax liability of unremitted
earnings from the Hong Kong Joint Venture	(1,142,270)	0	0
Other	79,624	23,650	14,289

Provision for income taxes	$24,001	0	0

NOTE G - SHAREHOLDERS’ EQUITY

All share and per share amounts included in the consolidated financial statements have been retroactively adjusted to reflect the 4-for-3 stock dividend paid on April 5, 2004 to shareholders of record on March 15, 2004.

Common Stock - During the year ended March 31, 2004, the Company issued 57,015 shares of its common stock of which 56,297 were issued on the exercise of employee stock options for total proceeds of $125,255; 756 shares were issued to directors in lieu of directors fees and 133 shares were retired.

Employee Stock Purchase Plan - Under the terms of the Company’s 1988 Employee Stock Purchase Plan, eligible employees can purchase shares of the Company’s common stock through payroll deductions at a price equal to 90% of the price of the shares.

The Company has reserved 25,000 shares of common stock for issuance under the Plan. No member of the Board of Directors who is not an employee of the Company, and no member of the committee administering the Plan, can participate in the Plan. At March 31, 2004, approximately 21,667 shares remain reserved for issuance under this Plan.

Stock Options - Under terms of the Company’s 1978 Non-Qualified Stock Option Plan, as amended, 493,750 shares of common stock are reserved for the granting of stock options, of which 206,161 shares have been issued as of March 31, 2004, leaving 122,232 available for issuance upon exercise of options granted, or available for future grants to employees and directors. Under provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable. All options expire five years from the date of grant and have an exercise price at least equal to the market price at the date of grant. The options usually vest at 25% a year over four years.

The following tables summarize the status of options under the Non-Qualified Stock Option Plan at March 31, 2004 and option transactions for the three years then ended:

Status as of March 31, 2004	Number of Shares

Presently exercisable	242,949
Exercisable in future years	37,163

Total outstanding	280,112
Available for future grants	122,232

Shares of common stock reserved	402,344

Outstanding options:
Number of holders	17
Average exercise price per share	$2.64
Expiration dates	January 2005 to
October 2008

		Weighted Average
Transactions for the Three Years Ended March 31, 2004:	Number of Shares	Exercise Price

Outstanding at March 31, 2001	317,833
Granted	198,666	1.67
Canceled	(80,833)	3.08
Exercised	(130,000)	0.89

Outstanding at March 31, 2002	305,666
Granted	118,667	3.72
Canceled	(41,333)	2.27
Exercised	(54,333)	1.63

Outstanding at March 31, 2003	328,667
Granted	10,666	10.53
Canceled	(2,924)	1.98
Exercised	(56,297)	2.21

Outstanding at March 31, 2004	280,112

The following table summarizes information about stock options outstanding at March 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
Range of	Number	Average	Average Contract	Number	Average
Exercise Price	of Shares	Exercise Price	Life (Yrs)	of Shares	Exercise Price

$0.98 to $2.99	177,449	$1.94	2.64	155,951	$1.88
$3.00 to $3.99	59,998	3.38	2.90	58,332	3.38
$4.00 to $5.99	31,999	5.23	3.44	28,666	5.30
$6.01 to $13.24	10,666	10.53	4.37	0	0.00

	280,112			242,949

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2004, 2003 and 2002; no annual dividends, expected volatility of 53%, 80% and 80%, respectively, risk-free interest rate ranging from 4.0% to 6.5% and expected lives of five years. The weighted-average fair values of the stock options granted in 2004, 2003 and 2002 were $6.95, $5.00 and $1.16 per share, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of normal publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

At March 31, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issues to Employees, and related interpretations. No stock- based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company entered into a three year employment agreement with the President of the Company’s wholly-owned subsidiary, USI ELECTRIC, INC., with fixed annual remuneration amounts for three years and expires in March 2006. The agreement provides, among other things, incentive compensation based on the Company achieving certain levels of profitability from certain levels of sales for the year ended March 31, 2004. The Company also entered into a three-year employment agreement with its President with annual remuneration amounts and incentive compensation based on the Company achieving certain levels of profitability. The agreement was extended effective April 1, 2003, and expires in July 2008.

As previously announced, Underwriters Laboratories (UL) had identified potential problems with ground fault circuit interrupters (GFCI) units which were manufactured for the Company by Shanghai Meihao Electric, Inc. The Company also reported that the U.S. Consumer Product Safety Commission (CPSC) reviewed UL’s concerns and test results of the GFCI units and closed its inquiry into the Company’s GFCI units without recommending a recall. The Company voluntarily stopped sales in August 2003 following the concerns announced by UL. The Company’s results of operations for the year ended March 31, 2004 reflect the voluntary hold on GFCI sales. Our sales of GFCI’s was $1,695,566 and $2,629,329 during years 2004 and 2003, respectively. UL advised us on February 27, 2004 that it was satisfied that the previously identified potential problems were resolved and have approved Shanghai Meihao GFCI units for listing and sale. The Company resumed GFCI sales during April 2004.

In December 2001, Leviton Manufacturing Company filed a civil action in the United States District Court for the District of Maryland (Case No. 01CV3855), alleging that, subsequent to December 11, 2001, the Company’s GFCI units infringe on the plaintiff’s patents and service marks. The plaintiff is seeking injunctive relief and damages to be determined at trial. In February 2004, the Court ruled on various summary judgment motions pursuant to which the Court permitted Leviton’s configuration trade dress claim to proceed to trial, found that as a matter of law there could be no patent infringement liability prior to December 11, 2001, and permitted one of the Company’s patent invalidity defenses to proceed to trial. At this time no trial date has been assigned. Due to the still undefined nature of the asserted configuration trade dress, the amount of any loss to the Company from this claim is not yet determinable. Should the Company not prevail on defenses, any recovery that Leviton may obtain under the patent claims would be limited to some “reasonable royalty” for GFCI sales occurring over a period starting December 11, 2001, for less than one year. The Company believes it has set aside adequate reserves for this contingency. The Company and its counsel believe that the Company has meritorious defenses to the claim and is aggressively defending the suit.

On June 13, 2003, Leviton Manufacturing Co., Inc. filed a second civil suit against the Company in the United States District Court for the District of Maryland (Case No. 03-CV-1701), alleging this time that the Company’s GFCI units infringe on several more patents issued to the plaintiff with respect to reset lockout technology mandated by the revision of UL Standard 943 for ground fault circuit interrupters, effective January 2003. Leviton has also asserted various trade dress and unfair competition claims many of which correspond to the claims in the previously identified pending suit. The plaintiff is seeking injunctive relief and damages to be determined at trial. The Company has not yet answered and/or counterclaimed against the plaintiff, but the Company and its counsel believe that the Company has meritorious defenses to the claims and will aggressively defend the suit. The Court has not ruled on the Company’s pending motion to stay the litigation until the conclusion of the GFCI manufacturer’s (the Company’s supplier) co-pending, declaratory judgment suit against Leviton. In that suit, the manufacturer has sought a declaratory judgment of non-infringement, invalidity, and unenforceability of the asserted patents. If the stay is not granted, the Company currently expects that it will seek consolidation with the GFCI manufacturer’s suit. The Company and its counsel believe that the Company has meritorious defenses to the claim and is aggressively defending the suit. In the event of an unfavorable outcome, the amount of any potential loss to USI is not yet determinable.

On June 11, 2003, Walter Kidde Portable Equipment Inc. filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 1:03CV00537), alleging that certain of the Company’s battery powered smoke detectors infringe on a patent acquired by Kidde. The plaintiff is seeking injunctive relief and damages to be determined at trial. The Company has answered and counterclaimed against the plaintiff in this action, and the case is now in the discovery phase. The Company and its counsel believe that the Company has meritorious defenses to the claims and will aggressively defend the suit.

On February 2, 2004, Maple Chase Company filed a civil suit in the United States District Court for the Northern District of Illinois (Case No. 03-CV-7205), against the Company, its USI Electric subsidiary, and one former and one present Illinois-based sales representative, alleging that certain of the Company’s smoke detectors infringe on a patent owned by Maple Chase. The defendants have answered and counterclaimed against Maple Chase. In an effort to bring about settlement with the Court’s assistance, the parties are exploring submission of the patent to reexamination in the United States Patent and Trademark Office (USPTO). Due the preliminary status of the litigation and the outcome of proceedings before the USPTO, the amount, if any, of potential loss to the Company is not yet determinable. The Company believes that it has meritorious and substantial technical defenses to the action and that it is entitled to a number of legal/equitable defenses due to the long period of inaction and acquiescence by Maple Chase and its predecessors. The Company intends to vigorously defend the suit and press its pending counterclaims.

On April 23, 2004, the Company filed a civil suit against The Hartford Casualty Insurance Company in the United States District Court for the District of Maryland (Case No. AMD04CV1320), claiming that the insurer is required to indemnify the Company from any damages and legal fees in connection with the two Leviton patent cases. The defendant has not yet filed its answer in the case.

As previously reported, on September 3, 2003 the Company was advised that Michael Kovens, a then-director, principal stockholder and the former Chairman and chief executive officer of the Company (“Kovens”), had filed an action in Baltimore County Circuit Court (Case No. C-03-9639) against the Company and the other directors seeking: (i) to enjoin the Company from holding its Annual Meeting of Stockholders on Monday, September 8, 2003 until Kovens is able to nominate directors for election at the Annual Meeting; (ii) to require the Company to provide Kovens with certain confidential information to which Kovens claims he is entitled under Maryland law; (iii) to enjoin the Company from voting any shares issued by the Company since Kovens was replaced as Chairman and CEO; (iv) to void the employment agreement between the Company and its president, and to enjoin the Company from enforcing a “Change of Control” provision in the Company’s president’s employment agreement; (v) to void all issuances by the Company of restricted stock and options from and after October 1, 2001; (vi) to void any Bylaw amendments adopted by the Company from and after October 1, 2001; (vii) to enforce the exercise of an option by Kovens which the Company maintains has expired; (viii) to void the election by the Company, pursuant to the Maryland General Corporation Law, to be governed by certain provisions of Maryland law; and (ix) other unspecified relief.

The Court refused to issue a temporary restraining order requested by Kovens to enjoin the Company and the other directors from holding the Annual Meeting, enforcing the “Change of Control” provision in the Company’s president’s employment agreement, and taking other unspecified actions. On October 2, 2003, the Court granted the parties’ joint motion to stay all proceedings in this matter to allow the parties an opportunity to negotiate a resolution of the dispute, and providing that the stay may be terminated upon the request of any party at any time if the negotiation and/or implementation of the settlement is not progressing satisfactorily.

On May 28, 2004, Kovens’ new counsel filed an amended complaint on behalf of Kovens and the Company in a derivative action, alleging that the actions Kovens claims to have occurred amount to a breach of fiduciary duty, seeking declaratory relief for essentially the same matters requested in the original complaint, and seeking damages from the directors in the amount of $20 million, plus an additional $500,000 from the Company with respect to the exercise of the option for the purchase of 20,000 shares at $2.25 per share (mentioned above) which the Company maintains has expired. In addition, Kovens alleges that the Chairman and the President of the Company interfered with certain contractual relationships between Kovens and third parties for which Kovens is seeking damages of $25 million.

The Company has been advised by counsel that the action as filed is wholly without merit, and the Company intends to aggressively defend the action.

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

NOTE I - MAJOR CUSTOMERS

The Company is primarily a distributor of safety products for use in home and business under both its tradenames and private labels for other companies. As described in Note C, the Company’s purchased a majority of its products from its 50% owned Hong Kong Joint Venture.

There were not any customers that represented in excess of 10% of the Company’s product sales during the three years in the period ended March 31, 2004.

NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly Results of Operations (Unaudited):

The unaudited quarterly results of operations for fiscal years 2004 and 2003 are summarized as follows:

	Quarter Ended

2004	June 30,	September 30,	December 31,	March 31,

Net sales	$4,431,950	$4,988,483	$3,838,192	$3,932,491
Gross profit	1,460,245	1,575,707	1,230,667	1,531,957
Net income	852,498	740,446	493,792	484,290
Net income per share – basic	.57	.49	.33	.31
Net income per share – diluted	.51	.43	.29	.28

2003
Net sales	$3,750,926	$4,091,272	$4,252,447	$3,859,238
Gross profit	1,083,225	1,286,147	1,289,601	1,314,843
Net income	576,940	630,129	673,365	519,884
Net income per share – basic	.43	.45	.45	.34
Net income per share – diluted	.41	.41	.41	.31

SCHEDULE II

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED March 31, 2004, 2003 and 2002

	Balance at	Charged to	Charged to
	beginning	cost and	other		Balance at
	of year	expenses	accounts	Deductions	end of year

Year ended March 31, 2004
Allowance for doubtful accounts	$10,000	$64,537	$0	$59,537	$15,000

Year ended March 31, 2003
Allowance for doubtful accounts	$68,358	$10,000	$0	$68,358	$10,000

Year ended March 31, 2002
Allowance for doubtful accounts	$100,000	$0	$0	$31,642	$68,358

Year ended March 31, 2004
Allowance for inventory reserve	$101,741	$0	$0	$1,741	$100,000

Year ended March 31, 2003
Allowance for inventory reserve	$111,741	$0	$0	$10,000	$101,741

Year ended March 31, 2002
Allowance for inventory reserve	$50,000	$61,741	$0	$0	$111,741

Year ended March 31, 2002
Valuation allowance	$1,962,028	$0	$0	$113,573	$1,848,455

Year ended March 31, 2003
Valuation allowance	$1,848,455	$0	$0	$935,759	$912,696

Year ended March 31, 2004
Valuation allowance	$912,696	$0	$102,619	$0	$1,015,315

S-1