Form 10-K/A
period 2004-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2004-07-22
CIK 102109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2004 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

                         Commission file number: 0-7885

                      UNIVERSAL SECURITY INSTRUMENTS, INC.
             (Exact name of registrant as specified in its charter)

           MARYLAND                                         52-0898545
---------------------------------------            -----------------------------
     (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                      Identification No.)

7-A Gwynns Mill Court Owings Mills, Maryland                  21117
--------------------------------------------       -----------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (410) 363-3000

           Securities registered pursuant to Section 12(b) of the Act:

Title of Class                         Name of Each Exchange on Which Registered
--------------                         -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

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

                       DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant's definitive proxy statement for its 2004 Annual Meeting of Shareholders (to be filed).

The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 2004, which was filed with the Commission on July 14, 2004, to include Exhibit 14.

                                    PART IV
                                    -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

(a) 3.  Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.
-----------
14       Code of Ethics*
31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1     Section 1350 Certifications*
*Filed herewith



                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  July 22, 2003                        UNIVERSAL SECURITY INSTRUMENTS, INC.


                                            By:    /s/ Harvey B. Grossblatt
                                               ---------------------------------
                                               Harvey B. Grossblatt, President

                                                                     EXHIBIT 14
                                                                     ----------


                      UNIVERSAL SECURITY INSTRUMENTS, INC.
                      CODE OF BUSINESS CONDUCT AND ETHICS

     The Board of directors of UNIVERSAL SECURITY INSTRUMENTS, INC. (with its subsidiaries, the "Company") has adopted this Code of Business Conduct and Ethics ("Code") to:

     o Promote honest and ethical conduct, including fair dealing and the ethical handling of conflicts of interest;

     o    Promote full, fair, accurate, timely and understandable disclosure;

     o Promote compliance with applicable laws and governmental rules and regulations;

     o    Ensure the protection of the Company's  legitimate business interests,
          including   corporate    opportunities,    assets   and   confidential
          information; and

     o    Deter wrongdoing.

     All directors, officers and employees of the Company are expected to be familiar with the Code and to adhere to those principles and procedures set forth in the Code that apply to them. This Code is meant to address the general ethical requirements of business conducted by the Company, but is not all-inclusive. Particular areas of conduct, such as harassment, confidential employee complaints, and other conduct which affects the workplace are addressed separately in other Company policies included in the Company's Employee Manual.

     For purposes of this Code, the "Code of Ethics Contact Person" is the President and Chief Operating Officer.

     From time to time, the Company may waive some provisions of this Code. Any waiver of the Code for executive officers or directors of the Company may be made only by the Board of Directors and must be promptly disclosed as required by SEC or American Stock Exchange rules. Any waiver for other employees may be made only by the President and Chief Operating Officer.

I.   HONEST AND CANDID CONDUCT

     Each director, officer and employee owes a duty to the Company to act with integrity. Integrity requires, among other things, being honest and candid. Deceit and subordination of principle are inconsistent with integrity.

     Each director, officer and employee must:

     o Act with integrity, including being honest and candid while still maintaining the confidentiality of information where required or consistent with the Company's policies.

     o Observe both the form and spirit of laws and governmental rules and regulations, accounting standards and Company policies.

     o    Adhere to a high standard of business ethics.

II.  CONFLICTS OF INTEREST

     A "conflict of interest" occurs when an individual's private interest interferes or appears to interfere with the interests of the Company. A conflict of interest can arise when a director, officer or employee takes actions or has interests that may make it difficult to perform his or her Company work objectively and effectively. For example, a conflict of interest would arise if a director, officer or employee, or a member of his or her family, receives improper personal benefits as a result of his or her position in the Company.

Any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest should be discussed with the Code of Ethics Contact Person.

     Service to the Company should never be subordinated to personal gain and advantage. Conflicts of interest should, wherever possible be avoided.

     In particular, clear conflict of interest situations involving directors, executive officers and other employees who occupy supervisory positions or who have discretionary authority in dealing with any third party specified below may include the following:

     o    Any significant ownership interest in any supplier or customer;

     o Any consulting or employment relationship with any customer, supplier or competitor;

     o Any outside business activity that detracts from an individual's ability to devote appropriate time and attention to his or her responsibilities with the Company;

     o The receipt of non-nominal gifts or excessive entertainment from any company with which the Company has current or prospective business dealings;

     o Being in the position of supervising, reviewing or having any influence on the job evaluation, pay or benefit of any immediate family member; and

     o Selling anything to the Company or buying anything from the Company, except on the same terms and conditions as comparable directors, officers or employees are permitted to so purchase or sell.

     Such situations, if material, must always be approved in advance by the Code of Ethics Contact Person.

     Anything that would present a conflict for a director, officer or employee would likely also present a conflict if it is related to a member of his or her family.

III. DISCLOSURE

     Each director, officer or employee involved in the Company's disclosure process, including the Chief Executive Officer and the Chief Financial Officer (the "Senior Financial Officers"), is required to be familiar with and comply with the Company's disclosure controls and procedures and internal control over financial reporting, to the extent relevant to his or her area of responsibility, so that the Company's public reports and documents filed with the SEC comply in all material respects with the applicable federal securities laws and SEC rules. In addition, each such person having direct or supervisory authority regarding these SEC filings or the Company's other public communications concerning its general business, results, financial condition and prospects should, to the extent appropriate within his or her area of responsibility, consult with other Company officers and employees and take other appropriate steps regarding these disclosures with the goal of making full, fair, accurate, timely and understandable disclosure.

     Each director, officer or employee who is involved in the Company's disclosure process, including without limitation, the Senior Financial Officers, must:

     o Familiarize himself or herself with the disclosure requirements applicable to the Company as well as the business and financial operations of the Company.

     o Not knowingly misrepresent, or cause others to misrepresent, facts about the Company to others, whether within or outside the Company, including to the Company's independent auditors, governmental regulators and self-regulatory organizations.

     o    Properly  review  and  critically  analyze  proposed   disclosure  for
          accuracy and completeness (or, where appropriate, delegate this task to others).

IV.  COMPLIANCE

     It is the Company's policy to comply with all applicable laws, rules and regulations. It is the personal responsibility of each employee, officer and director to adhere to the standards and restrictions imposed by those laws, rules and regulations.

     It is against Company policy and in many circumstances illegal for a director, officer or employee to profit from undisclosed information relating to the Company or any other company. Any director, officer or employee may not purchase or sell any of the Company's securities while in possession of material nonpublic information relating to the Company. Also, any director, officer or employee may not purchase or sell securities of any other company while in possession of any material nonpublic information relating to that company.

     Any director, officer or employee who is uncertain about the legal rules involving a purchase or sale of any Company securities or any securities in companies that he or she is familiar with by virtue of his or her work for the Company, should consult with the Company's Chief Operating Officer before making any such purchase or sale.

V.   REPORTING AND ACCOUNTABILITY

     The Audit Committee of the Company's Board of Directors is responsible for applying this Code to specific situations presented to it for review and has the authority to interpret this Code in any particular situation. Any director, officer or employee who becomes aware of any existing or potential violation of this Code is required to notify the Code of Ethics Contact Person promptly. Failure to do so is itself a violation of this Code.

     Any questions relating to how this Code should be interpreted or applied should be addressed to the Code of Ethics Contact Person. A director, officer or employee who is unsure of whether a situation violates this Code should discuss the situation with the Code of Ethics Contact Person to prevent possible misunderstandings and embarrassment at a later date.

     Each director, officer or employee must:

     o Notify the Code of Ethics Contact Person promptly of any existing or potential violation of this Code.

     o Not retaliate against any other director, officer or employee for reports of potential violations that are made in good faith.

     The Audit Committee shall take all action they consider appropriate to investigate any violations reported to them. If a violation has occurred, the Company will take such disciplinary or preventive action as it deems appropriate, after consultation with the Audit Committee, in the case of a director or executive officer, or after consultation with the Chief Operating Officer, in the case of any other employee.

VI.  CORPORATE OPPORTUNITIES

     Directors, officers and employees owe a duty to the Company to advance the Company's business interests when the opportunity to do so arises. Directors', officers and employees are prohibited from taking (or directing to a third party) a business opportunity that is discovered through the use of corporate property, information or position, unless the Company has already been offered the opportunity and turned it down. More generally, directors, officers and employees are prohibited from using corporate property, information or position for personal gain and from competing with the Company.

     Sometimes the line between personal and Company benefits is difficult to draw, and sometimes there are both personal and Company benefits in certain activities. Directors, officers and employees who intend to make use of Company property or services in a manner not solely for the benefit of the Company should consult beforehand with the Code of Ethics Contact Person.

VII. CONFIDENTIALITY

     In carrying out the Company's business, directors, officers and employees often learn confidential or proprietary information about the Company, its customers, suppliers or joint venture parties. Directors, officers and employees must maintain the confidentiality of all information so entrusted to them, except when disclosure is authorized or legally mandated. Confidential or proprietary information of the Company, and of other companies, includes any non-public information that would be harmful to the relevant company or useful or helpful to competitors if disclosed.

VIII. FAIR DEALING

     We have a history of succeeding through honest business competition. We do not seek competitive advantages through illegal or unethical business practices. Each director, officer and employee should endeavor to deal fairly with the Company's service providers, suppliers, competitors and employees. No director, officer or employee should take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts, or any unfair dealing practice.

IX.  PROTECTION AND PROPER USE OF COMPANY ASSETS

     All directors, officers and employees should protect the Company's assets and ensure their efficient use. All Company assets should be used only for legitimate business purposes.

                                                                    EXHIBIT 31.1
                                                                    ------------

                                  CERTIFICATION


     I, Stephen C. Knepper, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Universal Security Instruments, Inc.;

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


Date: July 22, 2004                                /s/ Stephen C. Knepper
                                            ------------------------------------
                                            Stephen C. Knepper
                                            Chief Executive Officer

                                                                    EXHIBIT 31.2
                                                                    ------------

                                  CERTIFICATION


     I, Harvey B. Grossblatt, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Universal Security Instruments, Inc.;

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


Date: July 22, 2004                              /s/ Harvey B. Grossblatt
                                            ------------------------------------
                                            Harvey B. Grossblatt
                                            Chief Financial Officer

                                                                    EXHIBIT 32.1
                                                                    ------------



                           SECTION 1350 CERTIFICATIONS


     In connection with the Annual Report of Universal Security Instruments, Inc. (the "Company") on Form 10-K for the fiscal year ended March 31, 2004 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the "Report"), the undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods reflected therein.



Date: July 22, 2004                              /s/ Stephen C. Knepper
                                            ------------------------------------
                                            Stephen C. Knepper
                                            Chief Executive Officer


                                                /s/ Harvey B. Grossblatt
                                            ------------------------------------
                                            Harvey B. Grossblatt
                                            Chief Financial Officer