Form 10-Q
period 2004-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2004-08-16
CIK 102109

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2004

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

At August 3, 2004, the number of shares outstanding of the registrant's common stock was 1,580,729.
================================================================================

                               TABLE OF CONTENTS




Part I - Financial Information                                              Page

         Item 1. Consolidated Financial Statements (unaudited):

                 Consolidated Balance Sheets at June 30, 2004
                 and March 31, 2004                                           3

                 Consolidated Statements of Earnings for the Three
                 Months Ended June 30, 2004 and 2003                          4

                 Consolidated Statements of Cash Flows for the Three
                 Months Ended June 30, 2004 and 2003                          5

                 Notes to Consolidated Financial Statements                   6

         Item 2. Management's Discussion and Analysis of Financial
         ------- Condition and Results of Operations                          8

         Item 3. Quantitative and Qualitative Disclosure About Market
         ------- Risk                                                        11

         Item 4. Controls and Procedures                                     11
         -------



Part II - Other Information

        Item 6.  Exhibits and Reports on Form 8-K                            12
        -------

                 Signatures                                                  13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                    ASSETS                                         June 30, 2004         March 31, 2004
                                                                                   -------------         --------------

CURRENT ASSETS
Cash                                                                               $    45,610            $   188,190
Accounts receivable:
  Trade (less allowance for doubtful accounts of $15,000 at June 30 and
  March 31, 2004, respectively)                                                        366,894                 90,852
Employees                                                                               24,199                 23,770
                                                                                   -----------            -----------
                                                                                       391,093                114,622
Amount due from factor                                                               2,068,836              3,111,003
Inventory                                                                            3,427,754              2,867,650
Prepaid expenses                                                                       442,260                107,052
                                                                                   -----------            -----------

TOTAL CURRENT ASSETS                                                                 6,375,553              6,388,517

DEFERRED TAX ASSET                                                                      56,899                 56,899

INVESTMENT IN JOINT VENTURE                                                          5,374,225              4,832,286

PROPERTY, PLANT AND EQUIPMENT - NET                                                     89,526                 93,431

OTHER ASSETS                                                                            15,486                 15,486
                                                                                   -----------            -----------

TOTAL ASSETS                                                                       $11,911,689            $11,386,619
                                                                                   ===========            ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                    $1,143,358             $1,517,305
Accrued liabilities                                                                    756,069                663,818
Current obligations under capital lease                                                  4,436                  7,224
                                                                                   -----------            -----------
TOTAL CURRENT LIABILITIES                                                            1,903,863              2,188,347
                                                                                   -----------            -----------

COMMITMENTS AND CONTINGENCIES                                                                -                      -

SHAREHOLDERS' EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares;
  issued and outstanding 1,577,063 and 1,552,896 shares at June 30, 2004
  and March 31, 2004, respectively                                                      15,771                 15,529

Additional paid-in capital                                                          11,231,918             11,188,903
Accumulated deficit                                                                 (1,239,863)            (2,006,160)
                                                                                   -----------            -----------
TOTAL SHAREHOLDERS' EQUITY                                                          10,007,826              9,198,272
                                                                                   -----------            -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $11,911,689            $11,386,619
                                                                                   ===========            ===========

          See accompanying notes to consolidated financial statements.


              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                          Three Months Ended June 30,
                                                            2004               2003
                                                            ----               ----

 Net sales                                              $4,874,782          $4,431,950
 Cost of good sold                                       3,390,069           2,971,705
                                                        ----------          ----------

 GROSS PROFIT                                            1,484,713           1,460,245

 Research and development expense                           66,226              64,617
 Selling, general and administrative expense             1,181,358           1,217,240
                                                        ----------          ----------

 Operating income                                          237,129             178,388

 Other (expense):
    Interest expense                                       (12,771)            (32,710)
                                                        ----------          ----------

 INCOME BEFORE EARNINGS FROM JOINT VENTURE
                                                           224,358             145,678

 Earnings from Joint Venture:
    Equity in earnings of Joint Venture                    541,939             706,820
                                                        ----------          ----------

 NET INCOME                                              $ 766,297           $ 852,498
                                                         =========           =========

 Net income per common share amounts:
   Basic                                                     $0.49               $0.57
   Diluted                                                   $0.44               $0.51
 Weighted average number of common shares outstanding
   Basic                                                 1,564,702           1,497,365
   Diluted                                               1,757,283           1,666,921




          See accompanying notes to consolidated financial statements.

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        Three Months Ended June 30,
                                                                                          2004              2003
                                                                                          ----              ----
OPERATING ACTIVITIES
Net income                                                                             $ 766,297         $ 852,498
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                           8,095             8,540
   Earnings of the Joint Venture                                                        (541,939)         (706,820)
   Change in allowance for doubtful accounts                                                   -            40,000
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable and amounts due from factor             765,696          (527,927)
      Increase (decrease) in inventories and prepaid expenses                           (895,312)          505,481
      Decrease in accounts payable and accrued expenses                                 (281,696)         (199,715)
                                                                                       ---------         ---------

NET CASH USED IN OPERATING ACTIVITIES                                                   (178,859)          (27,943)

INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                             (4,190)           (3,787)
                                                                                       ---------         ---------

NET CASH USED IN INVESTING ACTIVITIES                                                     (4,190)           (3,787)

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock from exercise of employee stock                43,257             4,500
      options
    Principal payments on capital lease                                                   (2,788)           (3,793)
                                                                                       ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 40,469               707
                                                                                       ---------         ---------

DECREASE IN CASH                                                                        (142,580)          (31,023)

Cash at beginning of period                                                              188,190            51,112

CASH AT END OF PERIOD                                                                  $  45,610         $  20,089

Supplemental information:
  Interest paid                                                                        $  12,771         $  32,710
  Income tax paid                                                                              -                 -



     See accompanying notes to condensed consolidated financial statements.

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Statement of Management

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the Company's March 31, 2004 audited financials statements filed with the Securities and Exchange Commission on Form 10-K. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Income Taxes

No income tax expense has been provided for the quarter ended June 30, 2004 as a result of the carryforward of prior years' operating losses.

Joint Venture

The Company maintains a 50% interest in a joint venture with a Hong Kong corporation (Hong Kong Joint Venture) which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture for the quarters ended June 30, 2004 and 2003:

                                                        2004                       2003
                                                    -----------                -----------
      Net sales                                     $ 6,843,904                $ 6,761,546
      Gross profit                                    2,214,058                  1,976,146
      Net income                                      1,238,336                  1,276,037
      Total current assets                            6,789,802                 10,867,013
      Total assets                                   13,841,081                 13,263,518
      Total current liabilities                       4,547,686                  4,444,823

During the three months ended June 30, 2004 and 2003, respectively, the Company purchased $2,693,179 and $1,448,693 of products from the Hong Kong Joint Venture. At June 30, 2004 and 2003, the Company had amounts payable to the Hong Kong Joint Venture of $341,451 and $382,462, respectively. The Company has adjusted its equity in earnings of the Joint Venture to reflect certain adjustments required by US GAAP, such as intercompany profit and recording the investment in bonds at cost instead of market value as required by Hong Kong GAAP.

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three month periods ended June 30, 2004 and 2003 is as follows:

                                                     Three months ended June 30,
                                                       2004               2003
                                                     --------           --------

Weighted average number of common
  shares outstanding for basic EPS                  1,564,702          1,497,365

Shares issued upon the assumed
  exercise of outstanding stock
  options                                             192,581            169,556
                                                    ---------          ---------
Weighted average number of common
  and common equivalent shares
  outstanding for diluted EPS                       1,757,283          1,666,921
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

                                                   Three months ended June 30,
                                                     2004               2003
                                                   --------           --------


Net income, as reported                            $766,297           $852,498

Deduct: Total  stock-based employee compensation
        expense determined under fair value based
        method for all awards, net of related tax
        effects                                     (14,531)           (20,985)
                                                   --------           --------

Pro forma net income                               $751,766           $831,513
                                                   ========           ========

Earnings per share:
Basic - as reported                                   $0.49              $0.57
                                                      =====              =====
Basic - pro forma                                     $0.48              $0.56
                                                      =====              =====

Diluted - as reported                                 $0.44              $0.51
                                                      =====              =====
Diluted - pro forma                                   $0.43              $0.50
                                                      =====              =====

All share and per share amounts included in the consolidated financial statements have been retroactively adjusted to reflect the 4-for-3 stock dividend paid on April 5, 2004 to shareholders of record on March 15, 2004.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As used throughout this Report, "we," "our," "the Company" and similar words refers to Universal Security Instruments, Inc.

FORWARD-LOOKING STATEMENTS

     When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. We do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Sales. Net sales for the three months ended June 30, 2004 were $4,874,782 compared to $4,431,950 for the comparable three months in the prior fiscal year, an increase of $442,832 (10%). Net sales of safety products increased by $315,258 as compared to the quarter ended June 30, 2003. Net sales of other products increased by $127,574, as compared to the quarter ended June 30, 2003. The primary reason for the increase in safety sales was higher smoke alarm sales. The major reason for higher other products sales was higher private label sales, a trend which we do not anticipate will continue.

     Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margins were 30% compared to 33% of sales for the quarter ended June 30, 2003. The primary reason for this decrease was higher safety product costs.

     Expenses. Research, selling, general and administrative expenses decreased by $34,273 from the comparable three months in the prior year. As a percentage of sales, research, selling, general and administrative expenses were 26% for the three month period ended June 30, 2004 and 29% for the three month period ended June 30, 2003. The decrease in selling and general administrative expense as a percent of sales was due to higher sales volume and variable costs which did not increase at the same rate as sales.

     Interest Expense and Income. Our interest expense, net of interest income, decreased from $32,710 for the quarter ended June 30, 2003 to $12,771 for the quarter ended June 30, 2004. The lower interest expenses resulted primarily from lower interest rates and lower outstanding loan balances.

     Net Income. We reported a net profit of $766,297 for the quarter ended June 30, 2004 compared to net profit of $852,498 for the corresponding quarter of the prior fiscal year. The primary reason for the decrease in profit was lower Hong Kong Joint Venture earnings, partially offset by higher operating profit from Company sales.

FINANCIAL CONDITION AND LIQUIDITY

     Our cash needs are currently met by funds generated from operations and our Factoring Agreement which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum amount available under the Factoring Agreement is currently $7,500,000. However, based on specified percentages of our accounts receivable and inventory and letter of credit commitments, at June 30, 2004, we had $3,956,734 available under the Factoring Agreement, of which $1,208,734 had been utilized in connection with outstanding letters of credit as of June 30, 2004. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to 1% in excess of the prime rate of interest charged by our lender, which was 5.5% at June 30, 2004. Borrowings are collateralized by all of our accounts receivable and inventory.

     Operating activities used cash of $178,859 for the quarter ended June 30, 2004. This was primarily due to a decrease in accounts receivable and amount due from factor of $765,696, and equity in the earnings from our Hong Kong Joint Venture of $541,935, which were offset by an increase in inventories and prepaid expenses of $895,312. For the same period last year, operating activities used cash of $27,943.

     Investing activities used cash of $4,190 in the current quarter and $3,787 cash in the prior quarter, primarily to acquire equipment.

     Financing activities provided cash of $40,469 primarily due to the exercise of employee stock options. For the same period last year, financing activities provided cash of $707.

     We believe that funds available under the Factoring Agreement and our working capital provide us with sufficient resources to meet our requirements for liquidity and working capital in the ordinary course of business over the next twelve months.

     On August 4, 2004 (subsequent to the period covered by this Report), Stephen C. Knepper, our Chairman and Chief Executive Officer, died suddenly and unexpectedly. While Mr. Knepper's contributions to the Company and our success cannot be overstated, management believes that Mr. Knepper's passing will not have a material adverse effect on our growth and results of operations.

HONG KONG JOINT VENTURE

     Net Sales. Net sales of the joint venture for the three months ended June 30, 2004 were $6,843,904 compared to $6,761,546 for the comparable three months in the prior fiscal year. The increase in sales was primarily due to increased sales of smoke alarms to the Company.

     Net Income. Net income was $1,238,336 for the quarter ended June 30, 2004 compared to $1,276,037 in the comparable quarter last year. The decrease in net income resulted from higher selling, general and administrative costs.

     Gross Margins. Gross margins of the Hong Kong Joint Venture for the quarter ended June 30, 2004 increased to 32% from 29% compared to the prior year's period. The primary reason for this increase was higher selling prices and lower purchase price of raw materials.

     Expenses. Selling, general and administrative expenses were $864,871 for the quarter ended June 30, 2004, compared to $690,143 for the prior year's period, a 25% increase. As a percentage of sales, expenses were 13% and 10% for the quarters ended June 30, 2004 and 2003, respectively. The primary reason for the increase in selling, general and administrative expense as a percent of sales was the valuation of investment bonds at fair market value as required by Hong Kong GAAP.

     Interest Income and Expense. Interest income, net of interest expense, was $9,780 for the quarter ended June 30, 2004, compared to interest income of $557 for the prior year's period. The increase in interest income is due to purchasing of higher interest bearing bonds.

     Liquidity. Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During the quarter ended June 30, 2004, working capital increased by $923,459 from $1,318,657 on March 31, 2004 to $2,242,116 on
June 30, 2004. During the quarter ended June 30, 2003, working capital increased by $839,407 from $5,582,783 on March 31, 2003 to $6,422,190 on June 30, 2003.

CRITICAL ACCOUNTING POLICIES

     Management's discussion and analysis of our consolidated financial statements and results of operations are based on our Consolidated Financial Statement included as part of this document. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to bad debts, inventories, income taxes, and contingencies and litigation. We base these estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect management's more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion on the application on these and other accounting policies, see Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended March 31, 2004. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

     Our revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. We established allowances to cover anticipated doubtful accounts based upon historical experience.

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

     A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax assets will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is a negative evidence such as cumulative losses and losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of management's assessment, we established a full valuation allowance for its remaining net deferred tax assets at March 31, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     No material changes have occurred in our quantitative and qualitative market risk disclosures as presented in our Annual Report Form 10-K for the year ended March 31, 2004.


ITEM 4. CONTROLS AND PROCEDURES

     We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     We have also been advised that the independent registered public accounting firm for the Hong Kong Joint Venture has identified certain internal control deficiencies at the Hong Kong Joint Venture which the auditors consider to be "significant deficiencies" that, in the aggregate, constitute "material weaknesses" under U.S. accounting standards. The Hong Kong Joint Venture's independent auditors have advised the Hong Kong Joint Venture that these internal control deficiencies do not affect the results reported in the Hong Kong Joint Venture's consolidated financial statements as of June 30, 2004. The Hong Kong Joint Venture is in the process of addressing these deficiencies and Company management will continue to monitor the Hong Kong Joint Venture's progress in this area.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

Exhibit No.
-----------

3.1 Articles of Incorporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 0-7885)
3.2 Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 31, 2002, file No. 0-7885)
3.3       Bylaws, as amended
10.1 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 0-7885)
10.2 Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)
10.3 Amended Factoring Agreement with CIT Group (successor to Congress Talcott, Inc.) dated November 14, 1999 (incorporated by reference to
          Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)
10.4 Amendment to Factoring Agreement with CIT Group (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 0-7885)
10.5 Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 0-7885)
10.6 Amended and Restated Employment Agreement dated April 1, 2003 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)
31.1      Rule 13a-14(a)/15d-14(a) Certification*
32.1      Section 1350 Certification*
99.1      Press Release dated August 13, 2004*
*Filed herewith

(b)       Reports on Form 8-K:

          On June 3, 2004, the Registrant filed a Current Report on Form 8-K reporting, under Item 5, reporting the filing of an amended complaint in the lawsuit against the Company and the members of its Board of Directors by Michael Kovens.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNIVERSAL SECURITY INSTRUMENTS, INC.
                                           (Registrant)


Date: August 16, 2004                      By:   /s/ Harvey B. Grossblatt
                                              ---------------------------------
                                              Harvey B. Grossblatt
                                              President, Chief Financial Officer

                                                                     Exhibit 3.3
                                                                     -----------

                                    BY-LAWS
                      UNIVERSAL SECURITY INSTRUMENTS, INC.
                        (As amended on August 12, 2004)


                                   ARTICLE I

                                  STOCKHOLDERS

        Section 1.  Annual Meeting.
                    --------------

          The annual meeting of the stockholders of the Corporation shall be held at the principal office of the Corporation in Owings Mills, Maryland, on such date in the month of October as may be selected by the Board of Directors at 10:30 o'clock a.m. (or such other time and place as may be fixed by the Board of Directors) for the election of directors and for the transaction of general business. Such annual meetings shall be general meetings, that is to say, open for the transaction of any business within the powers of the Corporation without special notice of such business, except in any case in which special notice is required by statute.

          Section 2. Special Meetings.
                     ----------------

          (a) General. Special meetings of the stockholders of the Corporation may be called at any time by either the Chairman of the Board or the President and shall be called by the President or the Secretary at the request in writing of a majority of the Board of Directors, or at the request in writing of the holders of a majority of all the shares outstanding and entitled to vote.

          (b) Stockholder Requested Special Meetings.

               (1) Any stockholder of record seeking to have stockholders request a special meeting shall, by sending written notice to the Secretary of the Corporation (the "Record Date Request Notice") by registered mail, return receipt requested, request the Board of Directors to fix a record date to determine the stockholders entitled to request a special meeting (the "Request Record Date"). The Record Date Request Notice shall set forth the purpose of the meeting and the matters proposed to be acted on at it, shall be signed by one or more stockholders of record as of the date of signature (or their agents duly authorized in writing), shall bear the date of signature of each such stockholder (or such agent) and shall set forth all information relating to each such stockholder that must be disclosed in solicitations of proxies for election of directors in an election contest (even if an election contest is not involved), or is otherwise required, in each case pursuant to Regulation 14A (or any successor provision) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Upon receiving the Record Date Request Notice, the Board of Directors may fix a Request Record Date. The Request Record Date shall not precede and shall not be more than ten days after the close of business on the date on which the resolution fixing the Request Record Date is adopted by the Board of Directors. If the Board of Directors, within ten days after the date on which a valid Record Date Request Notice is received, fails to adopt a resolution fixing the Request Record Date and make a public announcement of such Request Record Date, the Request Record Date shall be the close of business on the tenth day after the first date on which the Record Date Request Notice is received by the Secretary.

               (2) In order for any stockholder to request a special meeting, one or more written requests for a special meeting signed by stockholders of record (or their agents duly authorized in writing) as of the Request Record
Date entitled to cast not less than a majority (the "Special Meeting Percentage") of all of the votes entitled to be cast at such meeting (the "Special Meeting Request") shall be delivered to the Secretary. In addition, the Special Meeting Request shall set forth the purpose of the meeting and the matters proposed to be acted on at it (which shall be limited to the matters set forth in the Record Date Request Notice received by the Secretary), shall bear the date of signature of each such stockholder (or such agent) signing the

Special Meeting Request, shall set forth the name and address, as they appear in the Corporation's books, of each stockholder signing such request (or on whose behalf the Special Meeting Request is signed), the class, series and number of all shares of stock of the Corporation which are owned by each such stockholder, and the nominee holder for, and number of, shares owned by such stockholder beneficially but not of record, shall be sent to the Secretary by registered mail, return receipt requested, and shall be received by the Secretary within 60 days after the Request Record Date. Any requesting stockholder may revoke his, her or its request for a special meeting at any time by written revocation delivered to the Secretary.

               (3) The Secretary shall inform the requesting stockholders of the reasonably estimated cost of preparing and mailing the notice of meeting
(including the Corporation's proxy materials). The Secretary shall not be required to call a special meeting upon stockholder request and such meeting shall not be held unless, in addition to the documents required by paragraph (2) of this Section 2(b), the Secretary receives payment of such reasonably estimated cost prior to the mailing of any notice of the meeting.

               (4) Except as provided in the next sentence, any special meeting shall be held at such place, date and time as may be designated by the Chairman of the Board, the President or a majority of the Board of Directors, whoever has called or requested the meeting. In the case of any special meeting called by the Secretary upon the request of stockholders (a "Stockholder Requested Meeting"), such meeting shall be held at such place, date and time as may be designated by the Board of Directors; provided, however, that the date of any Stockholder Requested Meeting shall be not more than 90 days after the record date for such meeting (the "Meeting Record Date"); and provided further that if the Board of Directors fails to designate, within ten days after the date that a valid Special Meeting Request is actually received by the Secretary (the "Delivery Date"), a date and time for a Stockholder Requested Meeting, then such meeting shall be held at 2:00 p.m. local time on the 90th day after the Meeting Record Date or, if such 90th day is not a Business Day (as defined below), on the first preceding Business Day; and provided further that in the event that the Board of Directors fails to designate a place for a Stockholder Requested Meeting within ten days after the Delivery Date, then such meeting shall be held at the principal executive office of the Corporation. In fixing a date for any special meeting, the Chairman of the Board, the President or the Board of Directors may consider such factors as he, she or it deems relevant within the good faith exercise of business judgment, including, without limitation, the nature of the matters to be considered, the facts and circumstances surrounding any request for the meeting and any plan of the Board of Directors to call an annual meeting or a special meeting. In the case of any Stockholder Requested Meeting, if the Board of Directors fails to fix a Meeting Record Date that is a date within 30 days after the Delivery Date, then the close of business on the 30th day after the Delivery Date shall be the Meeting Record Date.

               (5) If written revocations of requests for the special meeting have been delivered to the Secretary and the result is that stockholders of record (or their agents duly authorized in writing), as of the Request Record Date, entitled to cast less than the Special Meeting Percentage have delivered, and not revoked, requests for a special meeting to the Secretary, the Secretary shall: (i) if the notice of meeting has not already been mailed, refrain from mailing the notice of the meeting and send to all requesting stockholders who have not revoked such requests written notice of any revocation of a request for the special meeting, or (ii) if the notice of meeting has been mailed and if the secretary first sends to all requesting stockholders who have not revoked requests for a special meeting written notice of any revocation of a request for the special meeting and written notice of the Secretary's intention to revoke the notice of the meeting, revoke the notice of the meeting at any time before ten days before the commencement of the meeting. Any request for a special meeting received after a revocation by the Secretary of a notice of a meeting shall be considered a request for a new special meeting.

               (6) The Chairman of the Board, the President or the Board of Directors may appoint regionally or nationally recognized independent inspectors of elections to act as the agent of the Corporation for the purpose of promptly performing a ministerial review of the validity of any purported Special Meeting Request received by the Secretary. For the purpose of permitting the inspectors to perform such review, no such purported request shall be deemed to have been delivered to the Secretary until the earlier of (i) five Business Days after receipt by the Secretary of such purported request and (ii) such date as the independent inspectors certify to the Corporation that the valid requests received by the Secretary represent at least a majority of the issued and outstanding shares of stock that would be entitled to vote at such meeting.

Nothing contained in this paragraph (6) shall in any way be construed to suggest or imply that the Corporation or any stockholder shall not be entitled to contest the validity of any request, whether during or after such five Business Day period, or to take any other action (including, without limitation, the commencement, prosecution or defense of any litigation with respect thereto, and the seeking of injunctive relief in such litigation).

               (7) For purposes of these Bylaws, "Business Day" shall mean any day other than a Saturday, a Sunday or a day on which banking institutions in the State of Maryland are authorized or obligated by law or executive order to close.

      Section 3.   Notice of Meetings.
                   ------------------

          Not less than ten (10) days and not more than ninety (90) days written or printed notice of every annual meeting and of every special meeting of the stockholders shall be given to each holder of stock having voting rights whose name appears as a holder of record upon the books of the Corporation at the close of business on the date fixed by the Board of Directors for the determination of stockholders entitled to notice of such meeting, and, if no such date shall have been fixed by the Board for such purpose, then to the holders of record on the date when such notice shall be given. Such notices of annual or special meetings shall state the place, day and hour of such meeting, and, in the case of special meetings, shall also state the business proposed to be transacted thereat. Such notice shall be given to each stockholder either by mail, by presenting it to such stockholder personally, by leaving it at the stockholder's residence or usual place of business or by any other means permitted by Maryland law. If mailed, such notice shall be deemed to be given when deposited in the United States mail addressed to the stockholder at the stockholder's address as it appears on the records of the Corporation, with postage thereon prepaid. No notice of the time, place or purpose of any meeting of stockholders, whether prescribed by law, by the Charter, or by these By-Laws, need be given to any stockholder who attends in person, or by proxy, or who, in writing executed and filed with the records of the meeting either before or after the holding thereof, waives such notice. No notice of any meeting, regular or special, be given to any stockholder who is not entitled to vote thereat.

          Section 4. Quorum.
                     ------

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

        Section 5.  Organization and Conduct.
                    ------------------------

          Every meeting of stockholders shall be conducted by an individual appointed by the Board of Directors to be chairman of the meeting or, in the absence of such appointment, by the Chairman of the Board or, in the case of a vacancy in the office or absence of the Chairman of the Board, by one of the following officers present at the meeting: the Vice Chairman of the Board, if there be one, the President, the Vice Presidents in their order of rank and seniority, or, in the absence of such officers, a chairman chosen by the stockholders by the vote of a majority of the votes cast by stockholders present in person or by proxy. The Secretary, or, in the Secretary's absence, an Assistant Secretary, or in the absence of both the Secretary and Assistant Secretaries, an individual appointed by the Board of Directors or, in the absence of such appointment, an individual appointed by the chairman of the meeting shall act as secretary. In the event that the Secretary presides at a meeting of the stockholders, an Assistant Secretary, or in the absence of Assistant Secretaries, an individual appointed by the Board of Directors or the chairman of the meeting, shall record the minutes of the meeting. The order of business and all other matters of procedure at any meeting of stockholders shall be determined by the chairman of the meeting. The chairman of the meeting may prescribe such rules, regulations and procedures and take such action as, in the discretion of such chairman, are appropriate for the proper conduct of the meeting, including, without limitation, (a) restricting admission to the time set for the commencement of the meeting; (b) limiting attendance at the meeting to stockholders of record of the Corporation, their duly authorized proxies and other such individuals as the chairman of the meeting may determine; (c) limiting participation at the meeting on any matter to stockholders of record of the Corporation entitled to vote on such matter, their duly authorized proxies and other such individuals as the chairman of the meeting may determine; (d) limiting the time allotted to questions or comments by participants; (e) maintaining order and security at the meeting; (f) removing any stockholder or any other individual who refuses to comply with meeting procedures, rules or guidelines as set forth by the chairman of the meeting; and (g) recessing or adjourning the meeting to a later date and time and place announced at the meeting. Unless otherwise determined by the chairman of the meeting, meetings of stockholders shall not be required to be held in accordance with the rules of parliamentary procedure.

          Section 6. Proxies.
                     -------

          Stockholders may vote either in person or by proxy, but no proxy which is dated more than eleven months before the meeting at which it is offered shall be accepted unless such proxy shall on its face name a longer period for which it is to remain in force. Every proxy shall be executed by the stockholder or by the stockholder's duly authorized agent in any manner permitted by law. Such proxy or evidence of authorization of such proxy shall be filed with the Secretary of the Corporation before or at the meeting.

        Section 7.  Voting.
                    ------

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

        Section 8. Advance Notice of Stockholder Nominees for Director and Other
                   Stockholder Proposals.
                   -------------------------------------------------------------

          (a) Annual Meetings of Stockholders.

               (1) Nominations of individuals for election to the Board of Directors and the proposal of other business to be considered by the stockholders may be made at an annual meeting of stockholders (i) pursuant to the Corporation's notice of meeting, (ii) by or at the direction of the Board of Directors or (iii) by any stockholder of the Corporation who was a stockholder of record both at the time of giving of notice by the stockholder as provided for in this Section 8(a) and at the time of the annual meeting, who is entitled to vote at the meeting and who has complied with this Section 8(a).

               (2) For nominations or other business to be properly brought before an annual meeting by a stockholder pursuant to clause (iii) of paragraph
(1) of this Section 8(a), the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation and such other business must otherwise be a proper matter for action by the stockholders. To be timely, a stockholder's notice shall set forth all information required under this Section 8 and shall be delivered to the Secretary at the principal executive office of the Corporation not less than 120 days nor more than 150 days prior to the first anniversary of the date of mailing of the notice for the preceding year's annual meeting; provided, however, that in the event that the date of the mailing of the notice for the annual meeting is advanced or delayed by more than 30 days from the first anniversary of the date of mailing of the notice for the preceding year's annual meeting, notice by the stockholder to be timely must be so delivered not earlier than the 150th day prior to the date of mailing of the notice for such annual meeting and not later than the close of business on the later of the 120th day prior to the date of mailing of the notice for such annual meeting or the tenth day following the day on which public announcement of the date of mailing of the notice for such meeting is first made. In no event shall the public announcement of a postponement or adjournment of an annual meeting commence a new time period for the giving of a stockholder's notice as described above. Such stockholder's notice shall set forth (i) as to each individual whom the stockholder proposes to nominate for election or reelection as a director, (A) the name, age, business address and residence address of such individual, (B) the class, series and number of any shares of stock of the Corporation that are beneficially owned by such individual, (C) the date such shares were acquired and the investment intent of such acquisition and (D) all other information relating to such individual that is required to be disclosed in solicitations of proxies for election of directors in an election contest (even if an election contest is not involved), or is otherwise required, in each case pursuant to Regulation 14A (or any successor provision) under the Exchange Act and the rules thereunder (including such individual's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (ii) as to any other business that the stockholder proposes to bring before the meeting, a description of such business, the reasons for proposing such business at the meeting and any material interest in such business of such stockholder and any Stockholder Associated Person (as defined below), individually or in the aggregate, including any anticipated benefit to the stockholder and the Stockholder Associated Person therefrom; (iii) as to the stockholder giving the notice and any Stockholder Associated Person, the class, series and number of all shares of stock of the Corporation which are owned by such stockholder and by such Stockholder Associated Person, if any, and the nominee holder for, and number of, shares owned beneficially but not of record by such stockholder and by any such Stockholder Associated Person; (iv) as to the stockholder giving the notice and any Stockholder Associated Person covered by clauses (ii) or (iii) of this paragraph (2) of this Section 8(a), the name and address of such stockholder, as they appear on the Corporation's stock ledger and current name and address, if different, and of such Stockholder Associated Person; and (v) to the extent known by the stockholder giving the notice, the name and address of any other stockholder supporting the nominee for election or reelection as a director or the proposal of other business on the date of such stockholder's notice.

               (3)  Notwithstanding  anything  in  this  subsection  (a) of this
Section 8 to the contrary, in the event the Board of Directors increases or decreases the maximum or minimum number of directors in accordance with Article II, Section 1 of these Bylaws, and there is no public announcement of such action at least 100 days prior to the first anniversary of the date of mailing of the notice of the preceding year's annual meeting, a stockholder's notice required by this Section 8(a) shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary at the principal executive office of the Corporation not later than the close of business on the tenth day following the day on which such public announcement is first made by the Corporation.

               (4) For purposes of this Section 8, "Stockholder Associated Person" of any stockholder shall mean (i) any person controlling, directly or indirectly, or acting in concert with, such stockholder, (ii) any beneficial owner of shares of stock of the Corporation owned of record or beneficially by such stockholder and (iii) any person controlling, controlled by or under common control with such Stockholder Associated Person.

          (b) Special Meetings of Stockholders. Only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting pursuant to the Corporation's notice of meeting. Nominations of individuals for election to the Board of Directors may be made at a special meeting of stockholders at which directors are to be elected (i) pursuant to the Corporation's notice of meeting, (ii) by or at the direction of the Board of Directors or (iii) provided that the Board of Directors has determined that directors shall be elected at such special meeting, by any stockholder of the Corporation who is a stockholder of record both at the time of giving of notice provided for in this Section 8 and at the time of the special meeting, who is entitled to vote at the meeting and who complied with the notice procedures set forth in this Section 8. In the event the Corporation calls a special meeting of stockholders for the purpose of electing one or more individuals to the Board of Directors, any such stockholder may nominate an individual or individuals (as the case may be) for election as a director as specified in the Corporation's notice of meeting, if the stockholder's notice required by paragraph (a)(2) of this Section 8 shall be delivered to the Secretary at the principal executive office of the Corporation not earlier than the 150th day prior to such special meeting and not later than the close of business on the later of the 120th day prior to such special meeting or the tenth day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting. In no event shall the public announcement of a postponement or adjournment of a special meeting commence a new time period for the giving of a stockholder's notice as described above.

          (c) General.

               (1) Upon written request by the Secretary or the Board of Directors or any committee thereof, any stockholder proposing a nominee for election as a director or any proposal for other business at a meeting of stockholders shall provide, within five Business Days of delivery of such request (or such other period as may be specified in such request), written verification, satisfactory, in the discretion of the Board of Directors or any committee thereof or any authorized officer of the Corporation, to demonstrate the accuracy of any information submitted by the stockholder pursuant to this
Section 8. If a stockholder fails to provide such written verification within such period, the information as to which written verification was requested may be deemed not to have been provided in accordance with this Section 8.

               (2) Only such individuals who are nominated in accordance with this Section 8 shall be eligible for election as directors, and only such business shall be conducted at a meeting of stockholders as shall have been brought before the meeting in accordance with this Section 8. The chairman of the meeting shall have the power to determine whether a nomination or any other business proposed to be brought before the meeting was made or proposed, as the case may be, in accordance with this Section 8.

               (3) For purposes of this Section 8, (a) the "date of mailing of the notice" shall mean the date of the proxy statement for the solicitation of proxies for election of directors and (b) "public announcement" shall mean disclosure (i) in a press release reported by the Dow Jones News Service, Associated Press or comparable news service or (ii) in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to the Exchange Act.

               (4) Notwithstanding the foregoing provisions of this Section 8, a stockholder shall also comply with all applicable requirements of state law and of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this Section 8. Nothing in this Section 8 shall be deemed to affect any right of a stockholder to request inclusion of a proposal in, nor the right of the Corporation to omit a proposal from, the Corporation's proxy statement pursuant to Rule 14a-8 (or any successor provision) under the Exchange Act.


                                   ARTICLE II

                               BOARD OF DIRECTORS

        Section 1.  Election and Powers.
                    -------------------

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

        Section 2.  First Regular Meeting.
                    ---------------------

          After each meeting of stockholders at which a Board of Directors shall have been elected, the Board of Directors so elected shall meet for the purpose or organization and the transaction of other business, at such time and place as may be designated by the Chairman of the Board, or in the absence of a Chairman of the Board, the President.

        Section 3.  Additional Regular Meetings.
                    ---------------------------

          Regular meetings of the Board of Directors shall be held at such times as may be fixed by resolution of the Board.

        Section 4. Special Meetings.
                   ----------------

          Special meetings of the Board of Directors shall be held whenever called by the Chairman of the Board, the President, or by a majority of the Directors either in writing or by vote.

        Section 5. Place of Meetings.
                   -----------------

          Subject to the provisions of Section 2 of this Article II, the Board of Directors may hold its regular meetings at such place or places as it may from time to time determine. Each special meeting of the Board of Directors shall be held at such place as shall be designated in the notice of the meeting.

        Section 6. Notice of Meeting.
                   -----------------

          Notice of any special meeting of the Board of Directors shall be delivered personally or by telephone, electronic mail, facsimile transmission, United States mail or courier to each director at his or her business or residence address. Notice by personal delivery, telephone, electronic mail, facsimile transmission or courier shall be given at least 24 hours prior to the meeting. Notice by United States mail shall be given at least two days prior to the meeting. Telephone notice shall be deemed to be given when the director or his or her agent is personally given such notice in a telephone call to which the director or his or her agent is a party. Electronic mail notice shall be deemed to be given upon transmission of the message to the electronic mail address given to the Corporation by the director. Facsimile transmission notice shall be deemed to be given upon completion of the transmission of the message to the number given to the Corporation by the director and receipt of a completed answer-back indicating receipt. Notice by United States mail shall be deemed to be given when deposited in the United States mail properly addressed, with postage thereon prepaid. Notice by courier shall be deemed to be given when deposited with or delivered to a courier properly addressed. Neither the business to be transacted at, nor the purpose of, any annual, regular or special meeting of the Board of Directors need be stated in the notice, unless specifically required by statute or these Bylaws. No notice of any meeting need be given to any director, who, in writing executed and filed with the records of the meeting either before or after the holding thereof, waives such notice.

      Section 7. Quorum.
                 ------

          A majority of the Board of Directors shall be necessary and sufficient to constitute a quorum for the transaction of business at every meeting of the Board of Directors.

      Section 8. Voting.
                 ------

          The affirmative vote of a majority of the directors present at any meeting of the Board of Directors at which a quorum is present shall be sufficient and necessary for the taking or authorization of any action by the Board of Directors.

      Section 9. Organization.
                 ------------

          At all meetings of the Board of Directors the Chairman of the Board, or in his absence, the President shall preside. The Secretary of the Corporation shall act as Secretary at all meetings of the Board, and in his absence the Chairman of the meeting may designate any person to act as Secretary.

      Section 10. Removal.
                  -------

          Any director, or the entire Board of Directors, may be removed from office at any time, but only for cause and then only by the affirmative vote of at least two thirds of the votes entitled to be cast generally in the election of directors.

      Section 11.  Vacancies.
                   ---------

          If for any reason any or all of the directors cease to be directors, such event shall not terminate the Corporation or affect these Bylaws or the powers of the remaining directors hereunder (even if fewer than three directors remain). Any vacancy on the Board of Directors may be filled only by a majority of the remaining directors, even if the remaining directors do not constitute a quorum. Any director elected to fill a vacancy shall serve for the remainder of the full term of the class in which the vacancy occurred and until a successor is elected and qualifies.

      Section 12.  Compensation.
                   ------------

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

      Section 13.  Executive Committee.
                   -------------------

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

      Section 14.  Other Committees.
                   ----------------

          The Board of Directors may designate, by resolution, one or more directors to constitute a committee, other than an executive committee, such other committee to serve at the pleasure of the Board of Directors.

      Section 15.  Nomination of Directors.
                   -----------------------

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

      Section 16. Qualification of Directors.
                  --------------------------

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


                                  ARTICLE III

                                    OFFICERS

      Section 1.  Officers.
                  --------

          The officers of the Corporation shall be a Chairman of the Board (if elected by the Board of Directors), a Vice Chairman of the Board (if elected by the Board of Directors), a President, one or more Vice Presidents (if elected by the Board of Directors), a Secretary and a Treasurer, all of whom shall be elected by, and be subject to the control of, the Board of Directors. The officers shall be elected annually by the Board of Directors at its first meeting following the annual meeting of stockholders, subject to changes or additions at other regular or special meetings of the Board of Directors. Each of such officers shall hold office for a term of one year, and thereafter until his successor is elected and qualified or until his death, resignation or removal. The Board of Directors may appoint such other officers and assistant officers as it deems necessary, who shall have such authority and perform such duties as the Board may from time to time prescribe.

      Section 2.  Chairman of the Board.
                  ---------------------

          The Chairman of the Board (if elected by the Board of Directors) shall be a director of the Corporation and the chief executive officer of the Corporation. He shall preside at all meetings of the stockholders and of the Board of Directors. He shall supervise, control and direct all of the business and affairs of the Corporation. He shall have authority to sign and execute in the name of the Corporation all authorized deeds, contracts and other instruments.

      Section 3.  Vice Chairman of the Board.
                  --------------------------

          The Vice Chairman of the Board (if elected by the Board of Directors) shall be a director of the Corporation. In the event of the absence of the Chairman of the Board, the Vice Chairman shall perform all of the duties of the Chairman and when so acting have all of the powers of the Chairman. He shall have authority to sign and execute in the name of the Corporation all authorized deeds, contracts and other instruments.

      Section 4.  President.
                  ---------

          If the Board of Directors does not elect a Chairman of the Board, the President shall be the chief executive officer of the Corporation. In the absence of the Chairman and Vice Chairman of the Board, the President shall preside at all meetings of the stockholders and of the Board of Directors. He shall be responsible for the day-to-day operations of the Corporation subject to the supervision and control of the Board of Directors and the Chairman of the Board. He shall have authority to sign and execute in the name of the Corporation all authorized deeds, contracts and other instruments.

      Section 5.  Vice President.
                  --------------

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

      Section 6.  Secretary.
                  ---------

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

      Section 7.  Treasurer.
                  ---------

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

      Section 8.  Assistant Officers.
                  ------------------

          The Board of Directors may elect one or more Assistant Secretaries and one or more Assistant Treasurers. Each such Assistant Secretary and Assistant Treasurer shall hold office for such period and shall have such authority and perform such duties as the Board of Directors may prescribe.

      Section 9.  Compensation.
                  ------------

          The Board of Directors shall have power to fix the compensation of all officers of the Corporation. It may authorize any officer upon whom the power of appointing subordinate officers may have been conferred to fix the compensation of such subordinate officers.

      Section 10.  Reimbursement.
                   -------------

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

      Section 11.  Officers Holding More Than One Office.
                    -------------------------------------

          Two or more officers (except that of President and Vice President, Secretary and Assistant Secretary, and Treasurer and Assistant Treasurer) may be held by the same person, but no officer shall execute, acknowledge or verify any instrument in more than one capacity.

      Section 12.  Removal.
                   -------

          The Board of Directors shall have power at any regular or special meeting to remove any officer with or without cause, and such action shall be conclusive on the officer so removed. The Board of Directors may authorize any officer to remove subordinate officers.

      Section 13.  Vacancies.
                   ---------

          The Board of Directors at any regular or special meeting shall have power to fill a vacancy occurring in any office for the unexpired portion of the term.


                                   ARTICLE IV

                                     STOCK

      Section 1.  Certificates.
                  ------------

          In the event that the Corporation issues shares of stock represented by certificates, each stockholder shall be entitled to a certificate or certificates which shall represent and certify the number of shares of each class of stock held by him, her or it in the Corporation. Each certificate shall be signed by the Chairman of the Board, the President or a Vice President and countersigned by the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer and may be sealed with the seal, if any, of the Corporation. The signatures may be either manual or facsimile. Certificates shall be consecutively numbered; and if the Corporation shall, from time to time, issue several classes of shares, each class may have its own number series. A certificate is valid and may be issued whether or not an officer who signed it is still an officer when it is issued. Each certificate representing shares which are restricted as to their transferability or voting powers, which are preferred or limited as to their dividends or as to their allocable portion of the assets upon liquidation or which are redeemable at the option of the Corporation, shall have a statement of such restriction, limitation, preference or redemption provision, or a summary thereof, plainly stated on the certificate. In lieu of such statement or summary, the Corporation may set forth upon the face or back of the certificate a statement that the Corporation will furnish to any stockholder, upon request and without charge, a full statement of such information.

      Section 2.  Transfer.
                  --------

          Transfer of shares of the Corporation shall be made only on the stock transfer books of the Corporation by the holder of record thereof or by his legal representative, or by his attorney thereunto authorized by power of attorney duly exercised and filed with the Secretary of the Corporation, and on surrender for cancellation of the certificate for such shares.

     Section 3.  Rules and Regulations.
                 ---------------------

          The Board of Directors shall have authority to make all such rules and regulations as they may deem expedient concerning the issue, transfer and registration of stock certificates and may appoint a transfer agent and a registrar of transfers.

      Section 4.   Closing of Transfer Books or Fixing of Record Date.
                   --------------------------------------------------

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

      Section 1.   Dividends.
                   ---------

          Subject to the applicable provisions of law and of the Charter, the Board of Directors may in its discretion declare what, if any, dividends shall be paid or upon any class of such stock, the date when such dividends shall be payable, and the date for the determination of holders of record to whom such dividends shall be payable.

      Section 2.   Working Capital.
                   ---------------

          The Board of Directors shall, from time to time, and in its discretion, fix and vary the amount of working capital of the Corporation and determine what portion of the surplus shall be reserved as working capital or declared as dividends and distributed to the stockholders.

      Section 3.   Negotiable Instruments and Other Evidences of Indebtedness.
                   ----------------------------------------------------------

          All checks, drafts or orders for the payment of money, notes and other evidences of indebtedness, issued in the name of the Corporation, shall be signed by such officer or officers as may be designated from time to time by resolution of the Board of Directors. No checks shall be signed in blank.

      Section 4.  Fiscal Year.
                  -----------

          The fiscal year of the Corporation shall be as provided by the Board of Directors.

      Section 5.  Seal.
                  ----

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

      Section 8.   Voting Upon Stocks or Other Ownership Interests.
                   -----------------------------------------------

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

      Section l.  Definitions.
                  -----------

          As used in this  Article  VI,  any word or words  that are  defined in
Section 2-418 of the Corporations and Associations Article of the Annotated Code of Maryland (the "Indemnification Section"), as amended from time to time, shall have the same meaning as provided in the Indemnification Section.

      Section 2.  Indemnification of Directors and Officers.
                  -----------------------------------------

          The Corporation shall indemnify and advance expenses to a director or officer of the Corporation in connection with a proceeding to the fullest extent permitted by and in accordance with the Indemnification Section.


      Section 3.  Indemnification of Other Agents and Employees.
                  ---------------------------------------------

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


                                 END OF BY-LAWS

                                                                    Exhibit 31.1
                                                                    ------------

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

               (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

          5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

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


Date: August 16, 2004                           /s/ Harvey B. Grossblatt
                                            ------------------------------------
                                            Harvey B. Grossblatt
                                            Chief Executive Officer
                                            Chief Financial Officer

                                                                    Exhibit 32.1
                                                                    ------------



                           SECTION 1350 CERTIFICATIONS


          In  connection  with  the  Quarterly  Report  of  Universal   Security
Instruments, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the "Report"), the undersigned hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company for the periods reflected therein.



Date: August 16, 2004                            /s/ Harvey B. Grossblatt
                                            ------------------------------------
                                            Harvey B. Grossblatt
                                            Chief Executive Officer
                                            Chief Financial Officer

                                                                    Exhibit 99.1
                                                                    ------------


[GRAPHIC OMITTED]                                          For Immediate Release
                                          Contact:  Harvey Grossblatt, President
                                            Universal Security Instruments, Inc.
                                                          410-363-3000, Ext. 224
                                                                              or
                                                          Don Hunt, Jeff Lambert
                                             Lambert, Edwards & Associates, Inc.
                                                                    616-233-0500


     Universal Security Instruments Posts Increased Sales For First Quarter
     ----------------------------------------------------------------------

OWINGS MILLS, MD, August 13, 2004: Universal Security  Instruments,  Inc. (AMEX:
UUU) today announced its results for its first quarter ended June 30, 2004, including a 10% increase in sales.

The Company cited increased sales of its core products across retail and electrical wholesale channels as the primary driver of top-line growth for the period. Earnings from U.S. operations increased approximately 54%, which were partially offset by lower Joint Venture earnings.

The Owings Mills, MD-based designer and marketer of safety and security equipment posted net earnings of $766,297 or $0.49 per basic share ($0.44 per diluted share), on net sales of $4,874,782 in the first quarter of fiscal 2004, compared with net earnings of $852,498, or $0.57 per basic share ($0.51 per diluted share), on net sales of $4,431,950 in the same period of last year.

Universal also announced that on August 12, 2004, its Board of Directors voted Harvey Grossblatt as CEO, filling the vacancy left following the recent untimely passing of the Company's co-founder, CEO and Chairman, Steve Knepper.

"During the first quarter, we were very successful in driving sales activity across the board. We are continuing to gain market share in both the retail and electrical wholesale sides of our business. Our new combination smoke and carbon monoxide alarm has been a major element in this success and has exceeded expectations to date," said Harvey Grossblatt, the Company's new CEO. "In addition, we resumed shipping our GFCI units in April to strong customer demand and are very pleased to have this product back in our product line.

"We are very pleased with our current position in the market as we head into the fall - typically one of our most active selling seasons. Our people, our product mix and our quality are where they need to be, and we have good momentum for the remainder of the year."

UNIVERSAL SECURITY INSTRUMENTS, INC. is a U.S.-based manufacturer (through its Hong Kong Joint Venture) and distributor of residential smoke, fire and carbon monoxide alarms. Founded in 1969, the Company has a 35-year heritage of developing innovative and easy-to-install safety and security devices, including smoke, fire and carbon monoxide alarms. Universal Security has increased revenue and earnings while gaining significant new market share since 2001. For more information on Universal Security Instruments, visit the website at www.universalsecurity.com.

                                    * more *

            7-A GWYNNS MILL COURT o OWINGS MILLS, MARYLAND 21117, USA
                   (410) 363-3000 o www.universalsecurity.com

Universal/Page 2

                      UNIVERSAL SECURITY INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME


                                                                                        (UNAUDITED)
                                                                                Three Months Ended June 30,
                                                                                    2004             2003
                                                                                    ----             ----
Sales                                                                           $ 4,874,782      $4,431,950
Net income                                                                          766,297         852,498
Income per share
      Basic                                                                            0.49            0.57
      Diluted                                                                          0.44            0.51
Weighted average number of common shares outstanding
      Basic                                                                       1,564,702       1,497,365
      Diluted                                                                     1,757,283       1,666,921


                           CONSOLIDATED BALANCE SHEET

                                             ASSETS                                         June 30,
                                                                                            --------
                                                                                    2004             2003
                                                                                    ----             ----
Cash                                                                            $    45,610       $   20,089
Accounts receivable and amount due from factor                                    2,459,929        1,335,335
Inventory                                                                         3,427,754        2,742,200
Prepaid expenses                                                                    442,260          112,891
                                                                                -----------       ----------

TOTAL CURRENT ASSETS                                                              6,375,553        4,210,515

INVESTMENT IN HONG KONG JOINT VENTURE                                             5,374,225        4,538,403

PROPERTY, PLANT AND EQUIPMENT - NET                                                  89,526          275,143
OTHER ASSETS AND DEFERRED TAX ASSET                                                  72,385           11,472
                                                                                -----------       ----------
TOTAL ASSETS                                                                    $11,911,689       $9,035,533
                                                                                ===========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                           $ 1,143,358       $  931,585
Accrued liabilities                                                                 756,069          726,854
Current obligations under capital lease                                               4,436           23,250
                                                                                -----------       ----------
TOTAL CURRENT LIABILITIES                                                         1,903,863        1,681,689
                                                                                -----------       ----------
LONG TERM DEBT                                                                            -            3,431
SHAREHOLDERS' EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding ,577,063 and 1,552,896 shares at June 30, 2004 and
June 30, 2003, respectively                                                          15,771           15,529
Additional paid-in capital                                                       11,231,918       11,059,572
Accumulated deficit                                                              (1,239,863)      (3,724,688)
                                                                                -----------       ----------
TOTAL SHAREHOLDERS' EQUITY                                                       10,007,826        7,350,413
                                                                                -----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $11,911,689       $9,035,533
                                                                                ===========       ==========

All shares have been adjusted to reflect the 4-for-3 stock split payable on April 5, 2004.



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