Form 10-Q
period 2004-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2004-11-15
CIK 102109

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 2004

                                       OR

                    [_] TRANSITION REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        Commission file number 001-31747

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes |X| No |_|

At November 15, 2004, the number of shares outstanding of the registrant's common stock was 1,627,728.

================================================================================

                                TABLE OF CONTENTS
                                -----------------


Part I - Financial Information                                             Page
                                                                           ----

   Item 1.    Consolidated Financial Statements (unaudited):

              Consolidated Balance Sheets at September 30, 2004
              and March 31, 2004                                            3

              Consolidated Statements of Earnings for the Three
              Months Ended September 30, 2004 and 2003                      4

              Consolidated Statements of Earnings for the Six
              Months Ended September 30, 2004 and 2003                      5

              Consolidated Statements of Cash Flows for the Six
              Months Ended September 30, 2004 and 2003                      6

              Notes to Consolidated Financial Statements                    7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    10

   Item 3.    Quantitative and Qualitative Disclosure About Market Risk    14

   Item 4.    Controls and Procedures                                      14



Part II - Other Information

   Item 1.    Legal Proceedings                                            15

   Item 4.    Submission of Matters to a Vote of Security Holders          15

   Item 6.    Exhibits                                                     16

              Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                  --------------------

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                  ASSETS                                  September 30, 2004   March 31, 2004
                                                                          ------------------   --------------

CURRENT ASSETS
Cash                                                                           $     80,602    $    188,190
Accounts receivable:
  Trade (less allowance for doubtful accounts of $15,000)                         1,007,158          90,852
Employees                                                                            24,286          23,770
                                                                               ------------    ------------
                                                                                  1,031,444         114,622
Amount due from factor                                                            3,563,759       3,111,003
Inventory                                                                         2,928,642       2,867,650
Prepaid expenses                                                                    313,528         107,052
                                                                               ------------    ------------

TOTAL CURRENT ASSETS                                                              7,917,975       6,388,517

DEFERRED TAX ASSET                                                                   56,899          56,899

INVESTMENT IN JOINT VENTURE                                                       5,544,627       4,832,286

PROPERTY AND EQUIPMENT - NET                                                         82,969          93,431

OTHER ASSETS                                                                         15,486          15,486
                                                                               ------------    ------------

TOTAL ASSETS                                                                   $ 13,617,956    $ 11,386,619
                                                                               ============    ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                               $  1,860,574    $  1,517,305
Accrued liabilities:
    Patent litigation reserve                                                       374,172         159,197
    Payroll, commissions and other                                                  348,731         504,621
Current obligations under capital lease                                               2,750           7,224
                                                                               ------------    ------------
TOTAL CURRENT LIABILITIES                                                         2,586,227       2,188,347
                                                                               ------------    ------------


COMMITMENTS AND CONTINGENCIES                                                            --              --

SHAREHOLDERS' EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding 1,580,729 and 1,552,896 shares at September 30, 2004 and
    March 31, 2004, respectively                                                     15,809          15,529
Additional paid-in capital                                                       11,244,465      11,188,903
Accumulated deficit                                                                (228,545)     (2,006,160)
                                                                               ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                                       11,031,729       9,198,272
                                                                               ------------    ------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 13,617,956    $ 11,386,619
                                                                               ============    ============

          See accompanying notes to consolidated financial statements.

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                               Three Months Ended
                                                                  September 30,
                                                              2004             2003
                                                              ----             ----
Net sales                                                 $  6,622,221    $  4,988,483
Cost of goods sold                                           4,500,443       3,412,776
                                                          ------------    ------------

GROSS PROFIT                                                 2,121,778       1,575,707

Research and development expense                                79,995          65,860
Selling, general and administrative expense                  1,641,124       1,285,187
                                                          ------------    ------------


Operating income                                               400,659         224,660

Other (expense):
   Interest expense                                            (18,683)        (30,663)
                                                          ------------    ------------


INCOME BEFORE EARNINGS FROM JOINT VENTURE
                                                               381,976         193,997

Earnings from Joint Venture:
   Equity in earnings of Joint Venture                         661,860         546,449
                                                          ------------    ------------


NET INCOME                                                $  1,043,836    $    740,446
                                                          ============    ============

Net income per common share amounts:
  Basic                                                   $       0.66    $       0.49
  Diluted                                                 $       0.59    $       0.43
Weighted average number of common shares outstanding
  Basic                                                      1,580,149       1,503,457
  Diluted                                                    1,757,998       1,724,693

          See accompanying notes to consolidated financial statements.

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                            Six Months Ended
                                                            ----------------
                                                              September 30,
                                                              -------------
                                                            2004           2003
                                                       ------------    -----------
Net sales                                              $ 11,497,003    $ 9,420,433
Cost of goods sold                                        7,890,512      6,384,481
                                                       ------------    -----------

GROSS PROFIT                                              3,606,491      3,035,952

Research and development expense                            146,221        130,477
Selling, general and administrative expense               2,822,482      2,502,427
                                                       ------------    -----------


Operating income                                            637,788        403,048

Other (expense):
   Interest expense                                         (31,454)       (63,372)
                                                       ------------    -----------

INCOME BEFORE EARNINGS FROM JOINT VENTURE
                                                            606,334        339,676

Earnings from Joint Venture:
   Equity in earnings of Joint Venture                    1,171,281      1,253,269
                                                       ------------    -----------



NET INCOME                                             $  1,777,615    $ 1,592,945
                                                       ============    ===========

Net income per common share amounts:
  Basic                                                $       1.13    $      1.06
  Diluted                                              $       1.01    $      0.93
Weighted average number of common shares outstanding
  Basic                                                   1,572,558      1,500,412
  Diluted                                                 1,761,141      1,706,021


          See accompanying notes to consolidated financial statements.

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     Six Months Ended September 30,
                                                                                          2004             2003
                                                                                          ----             ----
OPERATING ACTIVITIES
Net income                                                                           $  1,777,615    $ 1,592,945
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                           12,363         17,013
   Gain on sale of land                                                                        --       (175,965)
   Earnings of the Joint Venture                                                       (1,171,281)    (1,253,269)
   Change in allowance for doubtful accounts                                                   --         60,000
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable and amounts due from factor                     (1,369,578)      (595,872)
     (Increase) in inventories and prepaid expenses                                      (267,468)       (18,312)
      Increase in accounts payable and accrued expenses                                   861,294        656,162
                                                                                     ------------    -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                      (157,055)       282,702

INVESTING ACTIVITIES:
    Purchase of property and equipment                                                     (1,901)        (5,489)
    Gross proceeds from sale of land                                                           --        350,000
                                                                                     ------------    -----------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                        (1,901)       344,511

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock from exercise of employee stock options         55,842         21,560
    Principal payments on capital lease                                                    (4,474)        (7,586)
    Retirement of common stock                                                                 --         (1,426)
                                                                                     ------------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  51,368         12,548
                                                                                     ------------    -----------

(DECREASE) INCREASE  IN CASH                                                             (107,588)       639,761

Cash at beginning of period                                                               188,190         51,112
                                                                                     ------------    -----------

CASH AT END OF PERIOD                                                                $     80,602    $   690,873
                                                                                     ============    ===========

Supplemental information:
  Interest paid                                                                      $     31,454    $    63,372
  Income tax paid                                                                              --             --

Non-cash financing activities:
  Repayment of trade payables due the Joint Venture in lieu of cash distribution          458,940        592,188


          See accompanying notes to consolidated financial statements

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Statement of Management

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the Company's March 31, 2004 audited financial statements filed with the Securities and Exchange Commission on Form 10-K. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Income Taxes

No income tax expense has been provided for the three and six month periods ended September 30, 2004, principally as a result of the carryforward of prior years' operating losses.

Joint Venture

The Company maintains a 50% interest in a joint venture with a Hong Kong corporation ("Joint Venture") that has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture for the six months ended September 30, 2004 and 2003:

                                         2004                2003
                                      ----------         -----------

      Net sales                      $13,058,422         $13,078,644
      Gross profit                     4,223,978          4,188,176
      Net income                       2,561,766          2,566,465
      Total current assets             6,994,456          9,909,010
      Total assets                    14,507,826         12,694,320
      Total current liabilities        4,798,055          3,232,572

During the six months ended September 30, 2004 and 2003, respectively, the Company purchased $4,699,686 and $4,159,596 of products from the Hong Kong Joint Venture. At September 30, 2004 and 2003, the Company had amounts payable to the Hong Kong Joint Venture of $500,000 and $490,071, respectively. For the quarter ended September 30, 2004, the Company has adjusted its equity in earnings of the Joint Venture to reflect the elimination of $10,958 of inter-company profit as required by US GAAP.

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three and six month periods ended September 30, 2004 and 2003 is as follows:

                                                   Three Months Ended       Six months Ended
                                                   ------------------       ----------------
                                                      September 30,           September 30,
                                                      -------------           -------------
                                                    2004        2003        2004        2003
                                                ----------- ----------- ----------- -----------

Weighted average number of common                 1,580,149   1,503,457   1,572,558   1,500,412
shares outstanding for basic EPS

Shares issued upon the assumed                      177,849     221,236     188,583     205,609
                                                ----------- ----------- ----------- -----------
exercise of outstanding stock options

Weighted average number of common                 1,757,998   1,724,693   1,761,141   1,706,021
and common equivalent shares
outstanding for diluted EPS

During the current quarter 3,333 shares were issued in July 2004. The basic weighted average common shares outstanding for the quarter ended September 30, 2004 equals 1,580,149 shares computed as follows:

7/01/2004 - 7/16/2004    (1,577,396 x 16/92)         274,329
7/16/2004 - 9/30/2004    (1,580,729 x 76/92)       1,305,820
                                                   ---------
                                                   1,580,149

During the six months ended September 30, 2004, 23,333 shares were issued in May 2004 and 1,167 shares were issued in June 2004. The basic weighted average common shares outstanding for the six-month period ended September 30, 2004 equals 1,572,558 shares computed as follows:

4/01/2004 - 5/15/2004    (1,552,896 x 45/183)        381,860
5/16/2004 - 6/15/2004    (1,576,229 x 31/183)        267,011
6/15/2004 - 7/15/2004    (1,577,396 x 31/183)        267,209
7/16/2004 - 9/30/2004    (1,580,729 x 76/183)        656,478
                                                  ----------
                                                   1,572,558

Basic and diluted weighted average number of common shares outstanding for the three and six month periods ending September 30, 2004 have been restated to show the effect of a four for three stock dividend paid on April 5, 2004 to shareholders of record on March 15, 2004. The basic and diluted shares outstanding at September 30, 2003 as restated are 1,503,457 and 1,724,693, respectively computed as follows:

Basic                    (1,127,593 / 3 x 4)       1,503,457
Diluted                  (1,293,520 / 3 x 4)       1,724,693

At  September  30, 2004,  and 2003 there were no  securities  outstanding  whose
issuance  would  have  an  anti-dilutive   effect  on  the  earnings  per  share
calculation.


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

                                                        Three Months Ended               Six months Ended
                                                            September 30,                 September 30,
                                                        2004          2003          2004          2003
                                                    -----------   -----------   -----------   -----------
Net income, as reported                             $ 1,043,836   $   740,446   $ 1,777,615   $ 1,592,945

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects

                                                        (15,520)      (18,757)      (31,040)      (37,514)
                                                    -----------   -----------   -----------   -----------
  Pro forma net income                              $ 1,028,316   $   721,689   $ 1,746,575   $ 1,555,431
                                                    ===========   ===========   ===========   ===========

Earnings per share:
Basic - as reported                                 $      0.66   $      0.49   $      1.13   $      1.06
                                                    ===========   ===========   ===========   ===========
Basic - pro forma                                   $      0.65   $      0.48   $      1.11   $      1.04
                                                    ===========   ===========   ===========   ===========
Diluted - as reported                               $      0.59   $      0.43   $      1.01   $      0.93
                                                    ===========   ===========   ===========   ===========
Diluted - pro forma                                 $      0.58   $      0.42   $      0.99   $      0.91
                                                    ===========   ===========   ===========   ===========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      As used throughout this Report, "we," "our," "the Company" and similar words refers to Universal Security Instruments, Inc.

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting our current expectations with respect to our operations, performance, financial condition, and other developments. These forward-looking statements may generally be identified by the use of the words "may", "will", "believes", "should", "expects", "anticipates", "estimates", and similar expressions. These statements are necessarily estimates reflecting management's best judgment based upon current information and involve a number of risks and uncertainties. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors could include: (i) our and our Hong Kong Joint Venture's respective ability to maintain operating profitability, (ii) competitive practices in the industries in which we compete, (iii) our dependence on current management, (iv) the impact of current and future laws and governmental regulations affecting us and our Hong Kong Joint Venture, (v) general economic conditions, (vi) other factors which may be identified from time to time in our Securities and Exchange Commission filings and other public announcements, and
(vii) currency fluctuations. We do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 and 2003

      Sales. Net sales for the three months ended September 30, 2004 were $6,622,221 compared to $4,988,483 for the comparable three months in the prior fiscal year, an increase of $1,633,738 (32.75%). Net sales of safety products increased by $1,694,601 as compared to the quarter ended September 30, 2003. Net sales of other products decreased by $60,863, as compared to the quarter ended September 30, 2003. The primary reason for the increase in safety sales was an increase in volume of sales of smoke alarm, GFCI, and carbon monoxide alarm units. Other products' sales decreased primarily due to a decrease in volume of sales of audio tapes.

      Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin increased 0.5%, to 32% of sales for the quarter ended September 30, 2004 from 31.5% for the corresponding quarter last year. The increase in gross profit margin resulted from higher sales volume without a corresponding increase in the fixed costs component of the cost of goods sold.

      Expenses. Research and development and selling, general and administrative expenses increased by $370,072 from the comparable three months in the prior year. As a percentage of net sales, these expenses were reduced to 26% for the three month period ended September 30, 2004, from 27.1% for the comparable 2003 period. The decrease in research, selling and general administrative expense as a percent of sales was due to higher sales volume and variable costs that did not increase at the same rate as sales. Various expense categories contributed to the increased dollar amount of the expense, but the following major account classifications were significant factors in this dollar increase: (i) Commissions and freight charges as a percentage of sales remained consistent with commissions and freight charges of the prior year; however, these expenses vary directly with sales volume and, therefore, of the $370,072 increase in expenses, $87,735 is attributable to higher sales volume during the 2004 period.
(ii) Research and development expenses increased by $14,135 due to new product development. (iii) Professional fees associated with litigation and Sarbanes-Oxley related compliance and auditing costs increased by $55,287 for the 2004 period as compared to the same quarter in the previous year. The Company believes professional fees will continue at least at the level experienced during the current fiscal year until the Sarbanes-Oxley compliance costs level off and outstanding litigation issues are resolved. (iv) Finally, selling, general and administrative expenses for the 2003 period were reduced by the $146,836 gain (net of selling expenses) from the sale of a parcel of land, which reduction is not repeated in the 2004 period.

+

      Interest Expense and Income. Our interest expense, net of interest income, decreased from $30,663 for the quarter ended September 30, 2003 to $18,683 for the quarter ended September 30, 2004. The lower interest expenses resulted primarily from a reduction in the average balance of borrowings.

      Net Income. We reported net income of $1,043,836 for the quarter ended September 30, 2004 compared to net income of $740,446 for the corresponding quarter of the prior fiscal year. The primary reasons for the increase in net income are our increased gross profit and increased earnings of $115,411 from our Hong Kong Joint Venture.

Six Months Ended September 30, 2004 and 2003

      Sales. Net sales for the six months ended September 30, 2004 were $11,497,003 compared to $9,420,433 for the comparable six months in the prior fiscal year, an increase of $2,076,570 (22%). Net sales of safety products increased by $2,205,117 as compared to the six months ended September 30, 2003. Net sales of other products decreased by $128,547, as compared to the six months ended September 30, 2003. The primary reason for the increase in safety sales was an increase in volume of sales of smoke alarm, GFCI, and carbon monoxide alarm units. Other products' sales decreased primarily due to a decrease in volume of sales of audio tapes.

      Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company's gross profit margin decreased 0.8% from 32.2% for the period ended September 30, 2003 to 31.4% for the current period ended September 30, 2004. The primary reason for this was higher costs of goods sold for safety products which costs were not reflected in the pricing of our products.

      Expenses. Research and development and selling, general and administrative expenses increased by $335,799 from the comparable six months in the prior year. As a percentage of sales, these expenses were reduced to 25.8% for the six month period ended September 30, 2004 from 27.9% for the comparable 2003 period. The decrease in research, selling and general administrative expense as a percent of sales was due to higher sales volume and variable costs that did not increase at the same rate as sales. Various expense categories contributed to the increased dollar amount of the expense, but the following major account classifications were significant factors in this dollar increase: (i) Commissions and freight charges as a percentage of sales remained consistent with commissions and freight charges of the prior year; however, these expenses vary directly with sales volume and, therefore, of the $335,799 increase in expenses, $82,774 is attributable to higher sales volume during the 2004 period. (ii) Research and development expenses increased by $15,744 due to new product development. (iii) Professional fees associated with litigation and Sarbanes-Oxley related compliance and auditing costs increased by $43,471 for the 2004 period as compared to the same period in the previous year. The Company believes professional fees will continue at least at the level experienced during the current fiscal year until the Sarbanes-Oxley compliance costs level off and outstanding litigation issues are resolved. (iv) Finally, selling, general and administrative expenses for the 2003 period were reduced by the $146,836 gain (net of selling expenses) from the sale of a parcel of land, which reduction is not repeated in the 2004 period.

      Interest Expense and Income. Our interest expense, net of interest income, decreased from $63,372 for the six months ended September 30, 2003, to $31,454 for the six months ended September 30, 2004. The lower interest expenses resulted primarily from a reduction in the average balance of borrowings.

      Net Income. We reported net income of $1,777,615 for the six months ended September 30, 2004 compared to net income of $1,592,945 for the corresponding period of the prior fiscal year. The primary reason for the increase in net income is increased sales without a corresponding increase in associated expenses (i.e., while the expenses increased, they did not increase at the same rate as sales), partially offset by a decrease in earnings of the Hong Kong Joint Venture of $81,988 from the same period of the prior year.

FINANCIAL CONDITION AND LIQUIDITY

      Our cash needs are currently met by funds from our Factoring Agreement which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum amount available under the Factoring Agreement is currently $7,500,000. However, based on specified percentages of our accounts receivable and inventory and letter of credit commitments, we had $4,628,466 available under the Factoring Agreement of which $675,466 was borrowed as of September 30, 2004. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to 1% in excess of the prime rate of interest charged by our lender. At September 30, 2004, the prime rate was 4.5%. Beginning October 1, 2004, the interest rate under the Factoring Agreement has been lowered to the prime rate. Borrowings are collateralized by all of our accounts receivable and inventory.

      Our accounts receivable as of the end of our last fiscal year (net of allowances for doubtful accounts) were $90,852, and were $1,007,158 as of September 30, 2004. The increase in trade accounts receivable during the first six months of the current fiscal year is due to increased sales to customers for which we bear the credit risk. Our prepaid expenses as of the end of our last fiscal year were $107,052, and were $313,528 as of September 30, 2004. The increase in prepaid expenses during the first six months of the current fiscal year is due to the timing of premium payments to various insurance carriers.

      Operating activities used cash of $157,055 for the quarter ended September 30, 2004. This was primarily due to an increase in accounts receivable and amount due from factor of $1,369,578, and equity in the earnings from our Hong Kong Joint Venture of $1,171,281, which were partially offset by an increase in accounts payable and accrued expenses of $861,294. For the same period last year, operating activities provided cash of $282,702.

      Investing activities used cash of $1,901 in the current quarter, primarily to acquire equipment. For the same period last year, investing activities provided cash of $344,511, primarily from the sale of the 1.5 acre parcel of land.

      Financing activities provided cash of $51,368 primarily from the exercise of employee stock options. For the same period last year, financing activities provided cash of $12,548.

      We believe that funds available under the Factoring Agreement, distributions from the Hong Kong Joint Venture, and working capital provide us with sufficient resources to meet our requirements for liquidity and working capital in the ordinary course of our business over the next twelve months and over the long term.

      On August 4, 2004, Stephen C. Knepper, our Chairman and Chief Executive Officer, died suddenly and unexpectedly. While Mr. Knepper's contributions to the Company and our success cannot be overstated, management believes that Mr. Knepper's passing will not have a material adverse effect on our growth and results of operations.

HONG KONG JOINT VENTURE

      Net Sales. Net sales of the Hong Kong Joint Venture for the three and six months ended September 30, 2004 were $6,216,118 and $13,058,422, respectively, compared to $6,317,099 and $13,078,644, respectively, for the comparable periods in the prior fiscal year. The 1.6% decrease in net sales for the three month period was due to changes in the sales product mix.

      Net Income. Net income for the three and six months ended September 30, 2004 was $1,323,720 and $2,561,766, respectively, compared to $1,290,429 and
$2,566,465, respectively, in the comparable periods last year. The 2.3% increase in net income for the quarter was due to changes in the sales product mix and an increase in investment income.

      Gross Margins. Gross margins of the Hong Kong Joint Venture for the three month period ended September 30, 2004 decreased to 32% from 35% for the 2003 period. For the six month period ended September 30, 2004, gross margins were 32%. Since gross margins depend on sales volume of various products, changes in product sales mix caused these changes in gross margins.

      Expenses. Selling, general and administrative expenses were $758,793 and $1,623,462, respectively, for the three and six month periods ended September 30, 2004, compared to $880,139 and $1,570,281, in the prior year's respective periods. As a percentage of sales, expenses were 12% and 12%, respectively, for the three and six month periods ended September 30, 2004, compared to 14% and 12%, respectively, for the three and six month periods ended September 30, 2003. The decrease in selling, general and administrative expense was due to lower depreciation expenses.

      Interest Income and Expense. Interest income, net of interest expense, was $11,714 and $21,494, respectively, for the three and six month periods ended September 30, 2004, compared to interest expense of $298 and $854, respectively, for the prior year's periods. The increase in interest income is primarily due to bond interest income.

      Liquidity. Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During the six months ended September 30, 2004, working capital increased by $877,744 from $1,318,657 on March 31, 2004 to $2,196,401 on September 30, 2004.

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

      Our revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. We recognize sales upon shipment of products net of applicable provisions for any discounts or allowances. We believe that the shipping date from our warehouse is the appropriate point of revenue recognition since upon shipment we have substantially completed our obligations which entitle us to receive the benefits represented by the revenues, and the shipping date provides a consistent point within our control to measure revenue. Customers may not return, exchange or refuse acceptance of goods without our approval. We have established allowances to cover anticipated doubtful accounts based upon historical experience.

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

      A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax assets will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is a negative evidence such as cumulative losses and losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of management's assessment, we established a full valuation allowance for our remaining net deferred tax assets at September 30, 2004.

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

      We generally provide warranties from one to ten years to the non-commercial end user on all products sold. The manufacturers of our products provide us with a one-year warranty on all products we purchase for resale. Claims for warranty replacement of products beyond the one-year warranty period covered by the manufacturers are immaterial and we do not record estimated warranty expense or a contingent liability for warranty claims.

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

      We have also been advised that the independent registered public accounting firm for the Hong Kong Joint Venture has identified certain internal control deficiencies at the Hong Kong Joint Venture which the auditors consider to be "significant deficiencies" that, in the aggregate, constitute "material weaknesses" under U.S. accounting standards. The Hong Kong Joint Venture's independent auditors have advised the Hong Kong Joint Venture that these internal control deficiencies do not affect the results reported in the Hong Kong Joint Venture's consolidated financial statements as of September 30, 2004. The Hong Kong Joint Venture is in the process of addressing these deficiencies and Company management will continue to monitor the Hong Kong Joint Venture's progress in this area.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      As we previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, Leviton Manufacturing Co., Inc. filed a civil suit against the Company and our USI Electric subsidiary on June 13, 2003, in the United States District Court for the District of Maryland (Case No. 03cv1701), alleging that our ground fault circuit interrupter (GFCI) units infringe one or more patents, and also asserted trade dress and unfair competition claims which largely correspond to the claim in an earlier pending suit filed by Leviton against the Company. The plaintiff is seeking injunctive relief and damages to be determined at trial. On July 23, 2003, the GFCI manufacturer, Shanghai Meihao Electric, Inc, filed an action for declaratory judgment of non-infringement, invalidity, and unenforceability of the asserted patents, and we moved to stay the litigation until the ruling on the declaratory judgment suit. In July 2004, the court denied the motion but agreed to consolidate the actions. We and our counsel believe that we have meritorious defenses to the claim and are aggressively defending the suit. In the event of an unfavorable outcome, the amount of any potential loss to USI is not yet determinable.

      As we previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, Maple Chase Company filed a civil suit on February 2, 2004 in the United States District Court for the Northern District of Illinois (Case No. 03cv07205), against the Company, our USI Electric subsidiary, and one former and one present Illinois-based sales representative, alleging that certain of our smoke detectors infringe on a patent owned by Maple Chase. The defendants have answered and counterclaimed against Maple Chase. In an effort to bring about a conclusion to the litigation, we sought and successfully obtained reexamination of the asserted patent in the United States Patent and Trademark Office (USPTO) based on the references cited and analysis presented by the Company. The reexamination will now proceed and we expect the court to stay the litigation pending the outcome of the reexamination. Due to the preliminary status of the litigation and the outcome of proceedings before the USPTO, the amount, if any, of potential loss to us is not yet determinable. We believe that we have meritorious and substantial technical defenses to the action and that we are entitled to a number of legal and equitable defenses due to the long period of inaction and acquiescence by Maple Chase and its predecessors. We intend to vigorously defend the suit and press our pending counterclaims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On October 5, 2004, the Company held its Annual Meeting of Stockholders. The only matter submitted to the stockholders for a vote was the election of two directors in the Class of 2007. The nominees were Cary Luskin and Howard Silverman, Ph.D. At the Meeting, at least 1,104,415 shares were voted in favor of each nominee, no more than 368,111 shares were voted to withhold approval of any nominee's election, and 13,449 shares abstained. As a result, the nominees were elected.

      Directors not up for re-election and continuing in office after the Meeting are: Harvey B. Grossblatt and Ronald A. Seff, M.D.

ITEM 6.  EXHIBITS.

Exhibit No.
-----------
3.1 Articles of Incorporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 0-7885)
3.2 Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 31, 2002, file No. 0-7885)
3.3 Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004, File No. 0-7885)
10.1 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 0-7885)
10.2 Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)
10.3 Amended Factoring Agreement with CIT Group (successor to Congress Talcott, Inc.) dated November 14, 1999 (incorporated by reference to
         Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)
10.4 Amendment to Factoring Agreement with CIT Group (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 0-7885)
10.5     Amendment to Factoring  Agreement  with CIT Group dated  September  28,
         2004*
10.6 Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 0-7885)
10.7 Amended and Restated Employment Agreement dated April 1, 2003 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)
31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1     Section 1350 Certifications*
99.1     Press Release dated November 15, 2004*

*Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNIVERSAL SECURITY INSTRUMENTS, INC.
                                    (Registrant)


Date: November 15, 2004             By:          /s/ Harvey B. Grossblatt
                                           -------------------------------------
                                           Harvey B. Grossblatt
                                           President, Chief Executive Officer



                                    By:          /s/ James B. Huff
                                           -------------------------------------
                                           James B. Huff
                                           Chief Financial Officer