Form 10-Q
period 2004-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2005-02-14
CIK 102109

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended December 31, 2004

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

At February 11, 2005, the number of shares outstanding of the registrant's common stock was 1,637,464.

================================================================================

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

   ITEM 1.   Consolidated Financial Statements (unaudited):

             Consolidated Balance Sheets at December 31, 2004
             and March 31, 2004                                               3

             Consolidated Statements of Earnings for the Three and
             Nine Months Ended December 31, 2004 and 2003                     4

             Consolidated Statements of Cash Flows for the Nine
             Months Ended December 31, 2004 and 2003                          5

             Notes to Consolidated Financial Statements                       6

   ITEM 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        9

   ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk       13

   ITEM 4.   Controls and Procedures                                         13


PART II - OTHER INFORMATION

   ITEM 1.   Legal Proceedings                                               14

   ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds     14

   ITEM 4.   Submission of Matters to a Vote of Security Holders             14

   ITEM 6.   Exhibits                                                        14

             Signatures                                                      16

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                  ASSETS                                       December 31, 2004       March 31, 2004
                                                                               -----------------       --------------
CURRENT ASSETS
Cash                                                                               $     61,068        $    188,190
Accounts receivable:
  Trade (less allowance for doubtful accounts of $15,000)                               750,772              90,852
Employees                                                                                11,922              23,770
                                                                                   ------------        ------------
                                                                                        762,694             114,622
Amount due from factor                                                                2,479,111           3,111,003
Inventory                                                                             4,895,497           2,867,650
Prepaid expenses                                                                        237,628             107,052
                                                                                   ------------        ------------

TOTAL CURRENT ASSETS                                                                  8,435,998           6,388,517
                                                                                                             56,899
DEFERRED TAX ASSET                                                                       44,699

INVESTMENT IN JOINT VENTURE                                                           5,972,252           4,832,286

PROPERTY AND EQUIPMENT - NET                                                             82,352              93,431
                                                                                                                  0
OTHER ASSETS                                                                             15,486              15,486
                                                                                   ------------        ------------

TOTAL ASSETS                                                                       $ 14,550,787        $ 11,386,619
                                                                                   ============        ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                   $  1,553,387        $  1,517,305
Accrued liabilities:
    Patent litigation reserve                                                           516,051             237,545
    Payroll, commissions and other                                                      496,344             426,273
Current obligations under capital lease                                                      --               7,224
                                                                                   ------------        ------------
TOTAL CURRENT LIABILITIES                                                             2,565,782           2,188,347
                                                                                   ------------        ------------

COMMITMENTS AND CONTINGENCIES                                                                --                  --

SHAREHOLDERS' EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares;
issued
    and outstanding 1,630,345 and 1,552,896 shares at December 31, 2004 and              16,305              15,529
    March 31, 2004, respectively
Additional paid-in capital                                                           11,403,676          11,188,903
Returned earnings (deficit)                                                             565,024          (2,006,160)
                                                                                   ------------        ------------
TOTAL SHAREHOLDERS' EQUITY                                                           11,985,005           9,198,272
                                                                                   ------------        ------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 14,550,787        $ 11,386,619
                                                                                   ============        ============

          See accompanying notes to consolidated financial statements.

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                          Three Months Ended December 31,       Nine Months Ended December 31,
                                                          -------------------------------       ------------------------------
                                                              2004               2003               2004               2003
                                                          ------------       ------------       ------------       ------------
Net sales                                                 $  5,849,144       $  3,838,192       $ 17,346,147       $ 13,258,624
Cost of goods sold                                           4,023,316          2,607,525         11,913,828          8,992,005
                                                          ------------       ------------       ------------       ------------

GROSS PROFIT                                                 1,825,828          1,230,667          5,432,319          4,266,619

Research and development expense                                61,116             68,130            207,337            198,607
Selling, general and administrative expense                  1,703,826          1,083,574          4,526,308          3,586,002
                                                          ------------       ------------       ------------       ------------

Operating income                                                60,886             78,963            698,674            482,010

Other (expense):
   Interest expense                                            (25,789)           (26,884)           (57,243)           (90,256)
                                                          ------------       ------------       ------------       ------------

INCOME BEFORE EARNINGS FROM JOINT VENTURE
                                                                35,097             52,079            641,431            391,754

Earnings from Joint Venture:
   Equity in earnings of Joint Venture                         758,472            441,713          1,929,753          1,694,983
                                                          ------------       ------------       ------------       ------------

NET INCOME                                                $    793,569       $    493,792       $  2,571,184       $  2,086,737
                                                          ============       ============       ============       ============

Net income per common share amounts:
  Basic                                                   $       0.49       $       0.33       $       1.62       $       1.39
  Diluted                                                 $       0.45       $       0.29       $       1.45       $       1.22
Weighted average number of common shares outstanding
  Basic                                                      1,621,582          1,514,276          1,588,959          1,505,033
  Diluted                                                    1,777,876          1,724,693          1,769,927          1,714,545

          See accompanying notes to consolidated financial statements.

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Nine Months Ended December 31,
                                                                                      ------------------------------
                                                                                         2004              2003
                                                                                      -----------       -----------
OPERATING ACTIVITIES
Net income                                                                            $ 2,571,184       $ 2,086,737
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                           16,300            25,058
   Stock issued in lieu of directors' fee                                                  10,000            10,000
   Gain on sale of land                                                                        --          (175,965)
   State income tax refunds                                                                12,200                --
   Earnings of the Joint Venture                                                       (1,929,753)       (1,694,983)
   Change in allowance for doubtful accounts                                                   --            60,000
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable and amounts due from factor                        (16,180)       (1,916,810)
     (Increase) decrease in inventories and prepaid expenses                           (2,158,422)          328,366
      Increase in accounts payable and accrued expenses                                   833,599           991,236
                                                                                      -----------       -----------

NET CASH (USED IN) OPERATING ACTIVITIES                                                  (661,072)         (286,361)

INVESTING ACTIVITIES:
    Cash dividends from Joint Venture                                                     330,846                --
    Purchase of property and equipment                                                     (5,221)           (6,336)
    Gross proceeds from sale of land                                                           --           350,000
                                                                                      -----------       -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                 325,625           343,664

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock from exercise of employee stock                215,549           123,095
options
    Principal payments on capital lease                                                    (7,224)          (11,379)
    Retirement of common stock                                                                 --            (1,426)
                                                                                      -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 208,325           110,290
                                                                                      -----------       -----------

(DECREASE) INCREASE  IN CASH                                                             (127,122)          167,593

Cash at beginning of period                                                               188,190            51,112
                                                                                      -----------       -----------

CASH AT END OF PERIOD                                                                 $    61,068       $   218,705
                                                                                      ===========       ===========

Supplemental information:
  Interest paid                                                                       $    57,243       $    90,256
  Income tax paid                                                                              --                --

Non-cash financing activities:
  Repayment of trade payables due the Joint Venture in lieu of cash distribution          458,940           874,904
  Issuance of 950 shares in 2004 and 756 shares in 2003 of common stock as
  directors' fees                                                                          10,000            10,000

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

INCOME TAXES

No income tax expense has been provided for the three and nine month periods ended December 31, 2004, principally as a result of the carryforward of prior years' operating losses.

JOINT VENTURE

The Company maintains a 50% interest in a joint venture with a Hong Kong corporation ("Joint Venture") that has manufacturing facilities in the People's Republic of China, for the manufacturing of security products. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture for the nine months ended December 31, 2004 and 2003:

                                               2004             2003
                                           -----------      -----------

            Net sales                      $20,513,915      $18,862,545
            Gross profit                     6,777,440        5,822,631
            Net income                       4,150,916        3,319,731
            Total current assets             7,132,753        7,215,778
            Total assets                    15,486,646       12,248,733
            Total current liabilities        4,819,232        2,580,509

During the nine months ended December 31, 2004 and 2003, respectively, the Company purchased $8,011,032 and $5,276,159 of products from the Hong Kong Joint Venture. At December 31, 2004 and 2003, the Company had amounts payable to the Hong Kong Joint Venture of $500,000 and $554,874, respectively. For the quarter ended December 31, 2004, the Company has adjusted its equity in earnings of the Joint Venture to reflect the elimination of $36,240 of inter-company profit as required by US GAAP.

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three and nine month periods ended December 31, 2004 and 2003 is as follows:

                                                Three Months Ended           Nine months Ended
                                                ------------------           -----------------
                                                   December 31,                  December 31,
                                                   ------------                  ------------
                                              2004           2003           2004           2003
                                           ---------      ---------      ---------      ---------
Weighted average number of common
shares outstanding for basic EPS           1,621,582      1,514,276      1,588,959      1,505,033

Shares issued upon the assumed
exercise of outstanding stock options        156,294        210,417        180,968        209,512
                                           ---------      ---------      ---------      ---------

Weighted average number of common
and common equivalent shares
outstanding for diluted EPS                1,777,876      1,724,693      1,769,927      1,714,545

During the current quarter, 47,616 shares were issued in October 2004 and 2,000 shares were issued in November 2004. The basic weighted average common shares outstanding for the quarter ended December 31, 2004 equals 1,621,582 shares computed as follows:

10/01/2004 - 10/15/2004    (1,580,729 x 15/92)        257,728
10/16/2004 - 11/15/2004    (1,628,345 x 31/92)        548,682
11/16/2004 - 12/15/2004    (1,630,345 x 46/92)        815,172
                                                    ---------
                                                    1,621,582

During the nine months ended December 31, 2004, 23,333 shares were issued in May 2004, 1,167 shares were issued in June 2004, 47,616 shares were issued in October 2004, and 2,000 shares were issued in November 2004. The basic weighted average common shares outstanding for the nine month period ended December 31, 2004 equals 1,588,958 shares computed as follows:

04/01/2004 - 05/15/2004    (1,552,896 x 45/275)       254,110
05/16/2004 - 06/15/2004    (1,576,229 x 31/275)       177,684
06/15/2004 - 07/15/2004    (1,577,396 x 31/275)       177,815
07/16/2004 - 10/15/2004    (1,580,729 x 91/275)       523,078
10/16/2004 - 11/15/2004    (1,628,345 x 31/275)       183,559
11/16/2004 - 12/15/2004    (1,630,345 x 46/275)       272,712
                                                    ---------
                                                    1,588,958

Basic and diluted weighted average number of common shares outstanding for the three and nine month periods ending December 31, 2003 have been restated to show the effect of a four-for-three stock dividend paid on April 5, 2004 to shareholders of record on March 15, 2004. The basic and diluted shares outstanding at December 31, 2003 as restated are 1,514,276 and 1,724,693, respectively computed as follows:

                       Three Months Ended 12/31/03           Nine Months Ended 12/31/03
                       ---------------------------           --------------------------
Basic              (1,135,707 / 3 x 4)    1,514,276       (1,128,775 / 3 x 4) = 1,505,033
Diluted            (1,293,520 / 3 x 4)    1,724,693       (1,285,909 / 3 x 4) = 1,714,545

At December 31, 2004, and 2003 there were no securities outstanding whose issuance would have an anti-dilutive effect on the earnings per share calculation. All share and per share amounts included in the consolidated financial statements have been retroactively adjusted to reflect the 4-for-3 stock dividend paid on April 5, 2004 to shareholders of record on March 15, 2004.

STOCK BASED COMPENSATION

During the nine months ended December 31, 2004 and 2003, the Company granted options for the purchase of 7,500 and 8,000 shares, respectively, to employees. These options are exercisable at an average price of $11.50 and $14.04 per share, respectively, expiring in 2008, and vested over a four year period from the date of grant.

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

                                                             Three Months Ended                    Nine months Ended
                                                             ------------------                    -----------------
                                                                 December 31,                        December 31,
                                                                 ------------                        ------------
                                                           2004               2003               2004               2003
                                                      -------------      -------------      -------------      -------------
Net income, as reported                               $     793,569      $     493,792      $   2,571,184      $   2,086,737

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects
                                                            (19,534)           (21,009)           (47,839)           (63,028)
                                                      -------------      -------------      -------------      -------------
  Pro forma net income                                $     774,035      $     472,783      $   2,523,345      $   2,023,709
                                                      =============      =============      =============      =============
Earnings per share:
Basic - as reported                                   $        0.49      $        0.33      $        1.62      $        1.39
                                                      =============      =============      =============      =============
Basic - pro forma                                     $        0.48      $        0.31      $        1.59      $        1.34
                                                      =============      =============      =============      =============
Diluted - as reported                                 $        0.45      $        0.29      $        1.45      $        1.22
                                                      =============      =============      =============      =============
Diluted - pro forma                                   $        0.44      $        0.27      $        1.43      $        1.18
                                                      =============      =============      =============      =============

All share and per share amounts included in the consolidated financial statements have been retroactively adjusted to reflect the 4-for-3 stock dividend paid on April 5, 2004 to shareholders of record on March 15, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed the pro forma net income under the fair-value-based method. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS No. 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

      Sales. Net sales for the three months ended December 31, 2004 were $5,849,144 compared to $3,838,192 for the comparable three months in the prior fiscal year, an increase of $2,010,952 (52.4%). Net sales of safety products increased by $2,071,903 as compared to the quarter ended December 31, 2003. Net sales of other products decreased by $60,951, as compared to the quarter ended December 31, 2003. The primary reason for the increase in safety sales was that sales were up across our core product lines, including ground fault circuit interrupters (GFCI), smoke and carbon monoxide alarms and chimes. Other products' sales decreased primarily due to a decrease in volume of sales of audio tapes.

      Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin decreased 2.5%, to 31.2% of sales for the quarter ended December 31, 2004 from 32.0% for the corresponding quarter last year. The decrease in gross profit margin resulted from a change in the mix of products sold.

      Expenses. Selling, general and administrative expenses increased by $620,252 from the comparable three months in the prior year. As a percentage of net sales, these expenses increased to 29.1% for the three month period ended December 31, 2004, from 28.2% for the comparable 2003 period. The increase in selling and general administrative expense as a percent of sales was due to higher sales volume and variable costs that increase with sales. Various expense categories contributed to the increased dollar amount of the expense, but the following major account classifications were significant factors in this dollar increase: (i) Commissions and freight charges, as a percentage of sales, remained consistent with commissions and freight charges of the prior year; however, these expenses vary directly with sales volume and, therefore, of the $620,252 increase in expenses, $234,142 is attributable to commissions and freight charges from higher sales volume during the 2004 period. (ii) Professional fees (principally associated with the previously reported suit by a former director and chief executive officer) increased by $343,104 for the 2004 period as compared to the same quarter in the previous year. The Company believes that professional fees will continue at an increased level as compared to the previous fiscal year until outstanding litigation matters are resolved and Sarbanes-Oxley compliance costs level off.

      Interest Expense and Income. Our interest expense, net of interest income, decreased to $25,789 for the quarter ended December 31, 2004 from $26,884 for the quarter ended December 31, 2003. The lower interest expenses resulted primarily from a decrease in the average balance of borrowings during the current quarter.

      Net Income.  We  reported  net income of  $793,569  for the quarter  ended
December 30, 2004 compared to net income of $493,792 for the corresponding quarter of the prior fiscal year. The primary reason for the increase in net income is the increased earnings of $316,759 from our Hong Kong Joint Venture.

      NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

      Sales. Net sales for the nine months ended December 31, 2004 were $17,346,147 compared to $13,258,624 for the comparable nine months in the prior fiscal year, an increase of $4,087,523 (30.8%). Net sales of safety products increased by $4,202,077 as compared to the nine months ended December 31, 2003. Net sales of other products decreased by $114,554, as compared to the nine months ended December 31, 2003. The primary reason for the increase in safety sales was that sales were up across our core product lines, including ground fault circuit interrupters (GFCI), smoke and carbon monoxide alarms and chimes. Other products' sales decreased primarily due to a decrease in volume of sales of audio tapes.

      Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company's gross profit margin decreased 2.8% to 31.3% for the period ended December 31, 2004 from 32.2% for the period ended December 31, 2003. The primary reason for this was a change in the mix of products sold.

      Expenses. Selling, general and administrative expenses increased by $940,306 from the comparable nine months in the prior year. As a percentage of sales, these expenses were reduced to 26.1% for the nine month period ended December 31, 2004 from 27.0% for the comparable 2003 period. The decrease in selling and general administrative expense as a percent of sales was due to higher sales volume and variable costs that did not increase at the same rate as sales. Various expense categories contributed to the increased dollar amount of the expense, but the following major account classifications were significant factors in this dollar increase: (i) Commissions and freight charges as a percentage of sales remained consistent with commissions and freight charges of the prior year; however, these expenses vary directly with sales volume and, therefore, of the $940,306 increase in expenses, $684,896 is attributable to commissions and freight charges from higher sales volume during the 2004 period.
(ii) Professional fees (principally associated with the previously reported suit by a former director and chief executive officer) increased by $386,574 for the 2004 period as compared to the same period in the previous year. The Company believes that professional fees will continue at an increased level as compared to the previous fiscal year until outstanding litigation matters are resolved and Sarbanes-Oxley compliance costs level off. (iv) Finally, selling, general and administrative expenses for the 2003 period were reduced by the $146,836 gain (net of selling expenses) from the sale of a parcel of land, which reduction is not repeated in the 2004 period.

      Interest Expense and Income. Our interest expense, net of interest income, decreased to $57,243 for the nine months ended December 31, 2004, from $90,256 for the nine months ended December 31, 2003. The lower interest expenses resulted primarily from a reduction in the average balance of borrowings for the nine month period.

      Net Income. We reported net income of $2,571,184 for the nine months ended December 31, 2004 compared to net income of $2,086,737 for the corresponding period of the prior fiscal year. The primary reasons for the increase in net income are increased sales without a corresponding increase in associated expenses (i.e., while the expenses increased, they did not increase at the same rate as sales), and by an increase in earnings of the Hong Kong Joint Venture of $234,770 from the same period of the prior year.

FINANCIAL CONDITION AND LIQUIDITY

      Our cash needs are currently met by funds from our Factoring Agreement which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum amount available under the Factoring Agreement is currently $7,500,000. However, based on specified percentages of our accounts receivable and inventory and letter of credit commitments, we had $4,677,178 available under the Factoring Agreement of which $1,201,178 was borrowed as of December 31, 2004. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender. At December 31, 2004, the prime rate was 5.25%. Borrowings are collateralized by all of our accounts receivable and inventory.

      On December 17, 2004, the Company obtained an unsecured $250,000 line of credit from a commercial bank. Amounts borrowed on this line of credit bear interest at the prime rate of interest as published from time to time by The Wall Street Journal. The agreement requires, among other provisions, that the Company maintain a zero balance on the facility for thirty consecutive days each year. At December 31, 2004 no amounts have been borrowed or are outstanding on this line of credit.

      Our accounts receivable as of the end of our last fiscal year (net of allowances for doubtful accounts) were $90,852, and were $750,772 as of December 31, 2004. The increase in trade accounts receivable during the first nine months of the current fiscal year is due to increased sales, primarily direct shipments from our foreign manufacturers, directly to customers for which we bear the credit risk. Our prepaid expenses as of the end of our last fiscal year were $107,052, and were $237,628 as of December 31, 2004. The increase in prepaid expenses during the first nine months of the current fiscal year is primarily due to the timing of premium payments to various insurance carriers.

      Operating activities used cash of $661,072 for the period ended December 31, 2004. This was primarily due to an increase in inventory and prepaid expenses of $2,158,422, and equity in the earnings from our Hong Kong Joint Venture of $1,929,753, which were partially offset by an increase in accounts payable and accrued expenses of $833,599. For the same period last year, operating activities used cash of $286,361.

      Investing activities provided cash of $325,625 in the current period, primarily from dividends received from our Hong Kong Joint Venture. For the same period last year, investing activities provided cash of $343,664, primarily from the sale of the 1.5 acre parcel of land.

      Financing activities provided cash of $208,325 primarily from the exercise of employee stock options. For the same period last year, financing activities provided cash of $110,290.

      We believe that funds available under the Factoring Agreement, distributions from the Hong Kong Joint Venture, working capital, and our new line of credit provide us with sufficient resources to meet our requirements for liquidity and working capital in the ordinary course of our business over the next twelve months and over the long term.

HONG KONG JOINT VENTURE

      Net Sales. Net sales of the Hong Kong Joint Venture for the three and nine months ended December 31, 2004 were $7,436,845 and $20,513,915, respectively, compared to $5,783,901 and $18,862,545, respectively, for the comparable periods in the prior fiscal year. Sales of the Hong Kong Joint Venture to the Company amounted to $3,312,469 (44.5%) and $8,011,032 (39.1%) for the three and nine month  periods ended  December 31, 2004 and  $1,116,825  (19.3%) and  $5,277,394
(28.0%) for the same periods of the prior year.

      Net Income. Net income for the three and nine months ended December 31, 2004 was $1,589,425 and $4,150,916, respectively, compared to $753,266 and
$3,319,731, respectively, in the comparable periods last year. The 111% increase in net income for the quarter was due to increased sales and an increase in investment income

      Gross Margins. Gross margins of the Hong Kong Joint Venture for the three month period ended December 31, 2004 increased to 34.6% from 28% for the 2003 period. For the nine month period ended December 31, 2004, gross margins increased to 33% from 31% for the 2003 period. Since gross margins depend on sales volume of various products, changes in product sales mix caused these changes in gross margins.

      Expenses. Selling, general and administrative expenses were $992,921 and $2,519,160, respectively, for the three and nine month periods ended December 31, 2004, compared to $667,976 and $2,248,257, in the prior year's respective periods. As a percentage of sales, expenses were 13% and 12%, respectively, for the three and nine month periods ended December 31, 2004, compared to 12% and 12%, respectively, for the three and nine month periods ended December 31, 2003. The increase in selling, general and administrative expense was primarily due to increased professional fees associated with the pursuit of legal action against a company in Germany which the Hong Kong Joint Venture believes is infringing on patents and copyrights of the Hong Kong Joint Venture.

      Interest Income and Expense. Interest income, net of interest expense, was $23,407 and $61,057, respectively, for the three and nine month periods ended December 31, 2004, compared to interest expense of $490 and $562, respectively, for the prior year's periods. The increase in interest income is primarily due to bond interest income.

      Liquidity. Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During the nine months ended December 31, 2004, working capital increased by $994,864 from $1,318,657 on March 31, 2004 to $2,313,521 on December 31, 2004.

      We previously announced that the Hong Kong Joint Venture was being positioned for a possible initial public offering (IPO) and is proceeding with the application process for an IPO and listing on the Hong Kong Stock Exchange Main Board. The Hong Kong Joint Venture recently determined it would wait until the completion of the audit with respect to its current fiscal year, ending March 31, 2005, in order to pursue a listing. No assurances can be given that these steps will result in an initial public offering for the Hong Kong Joint Venture. We will report further developments at such time as permitted in accordance with Hong Kong and U.S. regulations.

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

      A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax assets will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is a negative evidence such as cumulative losses and losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of management's assessment, we established a full valuation allowance for our remaining net deferred tax assets at December 31, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

      We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is effective. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically review this situation.

      We were advised that as of March 31, 2004 the independent registered public accounting firm for the Hong Kong Joint Venture had identified certain internal control deficiencies at the Hong Kong Joint Venture which the auditors consider to be "significant deficiencies" that, in the aggregate, constitute "material weaknesses" under U.S. accounting standards. These significant deficiencies arose from (i) the lack of appropriately skilled and experienced accounting staff at the Hong Kong Joint Venture, (ii) a lack of segregation of duties due to the small number of administrative staff employed by the Hong Kong Joint Venture, and (iii) because the Hong Kong Joint Venture uses primarily a manual accounting system. As a result of these factors, account reconciliations have not been completed in a timely manner and there is a lack of evidence of review of several items, including payment vouchers.

      During the nine month period ended December 31, 2004, the Hong Kong Joint Venture added a senior accounting supervisor and automated certain accounting systems. Our management believes that this has remediated several of the significant deficiencies at the Hong Kong Joint Venture, but we will continue to monitor the Hong Kong Joint Venture's progress pending further review by the independent registered accounting firm in conjunction with their audit for the fiscal year ending March 31, 2005. The Hong Kong Joint Venture's independent auditors have advised the Hong Kong Joint Venture that these internal control deficiencies do not affect the results reported in the Hong Kong Joint Venture's consolidated financial statements as of December 31, 2004.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      As previously reported, on September 3, 2003, the Company was advised that Michael Kovens, a then-director, principal stockholder and the former Chairman and chief executive officer of the Company ("Kovens"), had filed an action in Baltimore County Circuit Court (Case No. C-03-9639) against the Company and the other directors seeking: (i) to enjoin the Company from holding its Annual Meeting of Stockholders on September 8, 2003 until Kovens was able to nominate directors for election at the Annual Meeting; (ii) to require the Company to provide Kovens with certain confidential information to which Kovens claims he is entitled under Maryland law; (iii) to enjoin the Company from voting as proxy any shares issued by the Company since Kovens was replaced as Chairman and CEO;
(iv) to void the employment agreement between the Company and its president, and to enjoin the Company from enforcing a "Change of Control" provision in the Company's president's employment agreement; (v) to void all issuances by the Company of restricted stock and options from and after October 1, 2001; (vi) to void any Bylaw amendments adopted by the Company from and after October 1, 2001;
(vii) to enforce the exercise of an option by Kovens to purchase 20,000 shares of the Company's common stock at $2.25 per share which the Company maintains has expired; (viii) to void the election by the Company, pursuant to the Maryland General Corporation Law, to be governed by certain provisions of Maryland law; and (ix) other unspecified relief.

      The Court refused to issue a temporary restraining order requested by Kovens to enjoin the Company and the other directors from holding the Annual Meeting, enforcing the "Change of Control" provision in the Company's president's employment agreement, and taking other unspecified actions. Kovens filed an amended complaint on May 28, 2004, and a second amended complaint on August 13, 2004. On January 11, 2005, the Court dismissed Count I of the Second Amended Complaint, which sought injunctive and declaratory relief against the Company. A third amended complaint was filed on January 21, 2005. The third amended complaint names the Company, Harvey B. Grossblatt and the Estate of Stephen C. Knepper as the only defendants, and makes two claims. In the first claim, Kovens alleges that Messrs. Grossblatt and Knepper breached a fiduciary duty owed to Kovens. Kovens seeks compensatory damages against Grossblatt and the Estate in the amount of $20 million and injunctive and equitable relief against the Company for essentially the same matters requested in the original complaint. In the second claim, Kovens is seeking an additional $500,000 from the Company with respect to the exercise of the option for the purchase of 20,000 shares at $2.25 per share (mentioned above) which the Company maintains has expired. The Company, in accordance with its charter and bylaws, is providing a defense for the directors named in the third amended complaint and, subject to the provisions of applicable law, is obligated to indemnify them for any loss they might ultimately incur. The Company believes that the action as filed is wholly without merit, and the Company intends to aggressively defend the action. The case is set for trial beginning on May 11, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On October 5, 2004, the Company issued 950 shares of its Common Stock to one of its directors in lieu of an annual $10,000 director's fee. These shares were issued pursuant to an exemption from registration from the Securities Act of 1933 pursuant to Section 4(2) and Regulation D thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 5, 2004, we held our Annual Meeting of Stockholders. Reference is made to the Quarterly Report on Form 10-Q for our quarter ended September 30, 2004 with respect to the voting results of the Annual Meeting.

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

10.2 Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)

10.3 Amended Factoring Agreement with CIT Group (successor to Congress Talcott, Inc.) dated November 14, 1999 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)

10.4 Amendment to Factoring Agreement with CIT Group (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 0-7885)

10.5 Amendment to Factoring Agreement with CIT Group dated September 28, 2004 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 0-7885)

10.6 Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 0-7885)

10.7 Amended and Restated Employment Agreement dated April 1, 2003 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit
      10.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)

31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1  Section 1350 Certifications*

99.1  Press Release dated February 14, 2005*

*Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNIVERSAL SECURITY INSTRUMENTS, INC.
                                    (Registrant)


Date: February 14, 2005             By: /s/ Harvey B. Grossblatt
                                        ----------------------------------------
                                        Harvey B. Grossblatt
                                        President, Chief Executive Officer


                                        By: /s/ James B. Huff
                                        ----------------------------------------
                                        James B. Huff
                                        Vice President, Chief Financial Officer