Form 10-K
period 2005-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2005-06-29
CIK 102109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2005 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

                         Commission file number: 0-7885

                      UNIVERSAL SECURITY INSTRUMENTS, INC.
             (Exact name of registrant as specified in its charter)

             MARYLAND                                           52-0898545
---------------------------------                           -------------------
   (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                           Identification No.)

7-A Gwynns Mill Court Owings Mills, Maryland                      21117
--------------------------------------------                -------------------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code              (410) 363-3000

          Securities registered pursuant to Section 12(b) of the Act:

Title of Class                        Name of Each Exchange on Which Registered
--------------                        ------------------------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 21, 2005 was $27,538,947.

The number of shares of common stock outstanding as of June 21, 2005 was 1,652,998.

                       DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant's definitive proxy statement for its 2005 Annual Meeting of Shareholders (to be filed).

                      UNIVERSAL SECURITY INSTRUMENTS, INC.
                         2005 ANNUAL REPORT ON FORM 10-K

                                Table of Contents

                                                                                    Page
                                     PART I

Item 1.    Business                                                                  3
Item 2.    Properties                                                                5
Item 3.    Legal Proceedings                                                         6
Item 4.    Submission of Matters to Vote of Security Holders                         8
           Executive Officers of the Registrant                                      8

                                     PART II

Item 5.    Market for Registrant's Common Equity, Related
             Stockholder Matters and Issuer Purchases of Equity Securities           9
Item 6.    Selected Financial Data                                                  10
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                    11
Item 7A.   Quantitative And Qualitative Disclosures About Market Risk               14
Item 8.    Financial Statements and Supplementary Data                              14
Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                                 14
Item 9A.   Controls and Procedures                                                  15

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                       16
Item 11.   Executive Compensation                                                   16
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management                                                         16
Item 13.   Certain Relationships and Related Transactions                           16
Item 14.   Principal Accountant Fees and Services                                   16

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules                               17

Signatures                                                                          19

                                     PART I

ITEM 1. BUSINESS

General

      Universal Security Instruments, Inc. ("we" or "the Company") designs and markets a variety of popularly-priced safety products consisting primarily of smoke alarms, carbon monoxide alarms and related products. Most of our products require minimal installation and are designed for easy installation by the consumer without professional assistance, and are sold through retail stores. We also market products to the electrical distribution trade through our wholly-owned subsidiary, USI Electric, Inc. ("USI Electric"). The electrical distribution trade includes electrical and lighting distributors as well as manufactured housing companies. Products sold by USI Electric usually require professional installation.

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

      In 1989 we formed a limited liability company under the laws of Hong Kong, as a joint venture with a Hong Kong-based partner to manufacture various products in the Peoples Republic of China (the "Hong Kong Joint Venture"). We currently own a 50% interest in the Hong Kong Joint Venture and are a significant customer of the Hong Kong Joint Venture (40.66% and 31.02% of its sales during fiscal 2005 and 2004 respectively), with the balance of its sales made to unrelated customers worldwide.

      We import all of our products from various foreign suppliers. For the fiscal year ended March 31, 2005, approximately 68% of our purchases were imported from the Hong Kong Joint Venture. Our sales for the year ended March 31, 2005 were $23,465,443 compared to $17,201,116 for the year ended March 31, 2004, an increase of approximately 36.42%.

      We reported net income of $3,417,854 in fiscal 2005 compared to net income of $2,571,026 in fiscal 2004. The primary reasons for the increase in earnings were higher operating income from sales due to increased volume, higher Hong Kong Joint Venture earnings and the income tax benefit of $281,137 arising principally from the reduction of the deferred tax valuation allowance.

      The Company was incorporated in Maryland in 1969. Our principal executive office is located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117, and our telephone number is 410-363-3000. Information about us may be obtained from our website www.universalsecurity.com. Copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, are available free of charge on our website as soon as they are filed with the Securities and Exchange Commission (SEC) through a link to the SEC's EDGAR reporting system. Simply select the "Investor Relations" menu item, then click on the "SEC Filings" link. The SEC's EDGAR reporting system can also be accessed directly at www.sec.gov.

Safety Products

      We market a line of residential smoke alarms under the trade names "USI Electric" and "UNIVERSAL" both of which are manufactured by the Hong Kong Joint Venture.

      Our line of smoke alarms consists of battery, electrical and electrical with battery backup alarms. Our products contain different types of batteries with different battery lives, and some with alarm silencers. The smoke alarms marketed to the electrical distribution trade also include hearing impaired and heat alarms with a variety of additional features. We also market outdoor floodlights under the name "Lite Aide(TM)," carbon monoxide alarms, door chimes and ground fault circuit interrupters.

      Our sales of safety products aggregated $23,361,445 or approximately 99.6% of total sales in the fiscal year ended March 31, 2005 and $16,717,427 or approximately 97% of total sales in the fiscal year ended March 31, 2004. This increase in sales volume was due primarily to increased sales volume of ground fault circuit interrupters, smoke and carbon monoxide alarms.

      We are focusing our sales and marketing efforts to maximize safety product sales, especially smoke alarms and carbon monoxide alarms manufactured by our Hong Kong Joint Venture and marketed to the electrical distribution and retail trade.

Other Products

      Since 2000, our focus has been primarily on sales of safety products and we have placed continuously less emphasis on sales of the other products which had been sold in earlier years. For the fiscal year ended March 31, 2005, our sales of other private label products consisted primarily of audio tape, which aggregated $103,998 or 0.4% of total sales. For the fiscal year ended March 31, 2004, sales of these products were $483,689 or 3% of total sales. The primary reason for the decrease in sales was fewer private label customers.

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

      Our inventory purchases are also subject to delays in delivery due to problems with shipping and docking facilities, as well as other problems associated with purchasing products abroad. A majority of our products, including products we purchase from our Hong Kong Joint Venture, are imported from the People's Republic of China.

Sales and Marketing; Customers

      We sell our products to various customers, and our total sales market can be divided generally into two categories; sales by the Company, and sales by our USI Electric subsidiary.

      The Company markets our products to retailers, including wholesale distributors, chain, discount, and home center stores, catalog and mail order companies and to other distributors ("retailers"). Our products have historically been retailed to "do-it-yourself" consumers by these retailers. We also distribute our products through specialty markets such as premium/incentive and direct mail companies. We do not currently market any significant portion of our products directly to end users.

      The Company's retail sales are made directly by our employees and by approximately 17 independent sales organizations who are compensated by commissions. Our agreements with these sales organizations are generally cancelable by either party upon 30 days notice. We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business. Sales which are made directly by us are effected by our officers and full-time employees, seven of whom are also engaged in sales, management and training. Sales outside the United States, are made by our officers and through exporters, and amounted to approximately 6.3% of total sales in the fiscal year ended March 31, 2005.

      Our  USI  Electric  subsidiary  markets  our  products  to the  electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies). USI Electric has established a national distribution system with 9 regional stocking warehouses throughout the United States which enables customers to receive their orders the next day without paying for overnight freight charges. USI Electric engages sales personnel from the electrical distribution trade and has engaged 27 independent sales organizations which represent approximately 230 sales representatives, some of which have warehouses where USI Electric products are maintained by our sales representatives for sale.

      We also market our products through our own sales catalogs and brochures, which are mailed directly to trade customers, and our website. Our customers, in turn, may advertise our products in their own catalogs and brochures and in their ads in newspapers and other media. We also exhibit and sell our products at various trade shows, including the annual National Hardware Show in Las Vegas, Nevada.

      Our backlog of orders believed to be firm as of March 31, 2005 was approximately $841,278. Our backlog as of March 31, 2004 was approximately $1,521,784. This decrease in backlog is a function of the timing of orders received from our customers and our maintaining significantly more inventory, resulting in more rapid fulfillment of customer orders.

Hong Kong Joint Venture

      We  have  a  50%  interest  in  a  Hong  Kong  Joint   Venture  which  has
manufacturing   facilities   in  the  People's   Republic  of  China,   for  the
manufacturing of certain of our electronic and electrical products.

      We believe that the Hong Kong Joint Venture arrangement will ensure a continuing source of supply for a majority of our safety products at competitive prices. During fiscal year 2005, 68% of our total inventory purchases were made from the Hong Kong Joint Venture. The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms. We are currently pursuing the development of additional products to be manufactured by the Hong Kong Joint Venture, such as additional models of carbon monoxide alarms and a battery operated combination carbon monoxide and smoke alarm unit. Changes in economic and political conditions in China or any other adversity to the Hong Kong Joint Venture will unfavorably affect the value of our investment in the Hong Kong Joint Venture and would have a material adverse effect on the Company's ability to purchase products for distribution.

      We previously announced that the Hong Kong Joint Venture was being positioned for a possible initial public offering (IPO). The Hong Kong Joint Venture is proceeding with the application process for an IPO and listing on the Hong Kong Stock Exchange Main Board. No assurances can be given that these steps will result in an initial public offering for the Hong Kong Joint Venture. We will report further developments at such time as permitted in accordance with Hong Kong and U.S. regulations. Should the Hong Kong Joint Venture complete its IPO, our ownership of the Hong Kong Joint Venture will be reduced.

      Our purchases from the Hong Kong Joint Venture represented approximately 41% of the Hong Kong Joint Venture's total sales during fiscal 2005, with the balance of the Hong Kong Joint Venture's sales being primarily made in Europe and Australia, to unrelated customers. The Hong Kong Joint Venture's sales to unrelated customers are $15,347,017 in fiscal 2005 and $16,633,251 in fiscal 2004. Please see Note C of the Financial Statements for a comparison of annual sales and earnings of the Hong Kong Joint Venture.

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

Competition

      In fiscal year 2005, sales of safety products accounted for approximately 99.6% of our total sales. In the sale of smoke alarms, we compete in all of our markets with First Alert, Firex and Walter Kidde. All of these companies have greater financial resources and financial strength than we have. We believe that our safety products compete favorably with other such products in the market primarily on the basis of styling, features and pricing.

      The safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Employees

      We have 18 employees, 12 of whom are engaged in administration and sales, and the balance of whom are engaged in product development and servicing. Our employees are not unionized, and we believe that our relations with our employees are satisfactory.

ITEM 2. PROPERTIES

      Effective December 1999, we entered into an operating lease for a 9,000 square foot office and warehouse located in Baltimore County, Maryland. This lease was due to expire October 2005 but, subsequent to March 31, 2005, we exercised our option to renew the lease until October 2008. The current rental approximates $5,531 per month during the current fiscal year, with increasing rentals at 3% per year.

      Effective March 2003, we entered into an operating lease for an approximately 2,600 square foot office in Naperville, Illinois. This lease, which expires in February 2006, is subject to renewal for an additional six years with increasing rentals at 3% per year. The monthly rental approximates $2,830 per month during the current fiscal year.

      The Hong Kong Joint Venture currently operates an approximately 100,000 square foot manufacturing facility in the Guangdong province of Southern China. In response to our and the Hong Kong Joint Venture's growth and expanding product lines, the Hong Kong Joint Venture is constructing a new, approximately 250,000 square-foot manufacturing facility in the Fujian province of Southern China, which should be operational in the September 2005 quarter.

      The Company believes that its current facilities, and those of the Hong Kong Joint Venture, are currently suitable and adequate.

ITEM 3. LEGAL PROCEEDINGS

      In December 2001, Leviton Manufacturing Co., Inc. filed a civil action in the United States District Court for the District of Maryland (Case No. 01cv3855) alleging that the Company's and its USI Electric subsidiary's ground fault circuit interrupter (GFCI) units infringed one of plaintiff's patents and configuration trade dress ("Leviton I"). The plaintiff can no longer obtain injunctive relief under the now expired patent. In February 2004, the Court ruled on various summary judgment motions pursuant to which the Court found that as a matter of law there could be no patent infringement liability prior to December 11, 2001 and permitted Leviton's configuration trade dress claim and USI's patent invalidity defense to proceed to trial. The Court consolidated the trial with "Leviton II" and bifurcated liability from damages. At this time no trial date has been assigned. Due to the still undefined nature of the asserted configuration trade dress, the amount of any loss to the Company from this claim is not yet determinable. Should the Company not prevail on its defenses, any recovery that Leviton may obtain under the patent claims would be limited to some "reasonable royalty" for GFCI sales occurring over a period starting December 11, 2001, for less than one year. The Company and its counsel believe that the Company has meritorious defenses to the claims and continues to aggressively defend against the suit.

      On June 10, 2003, Leviton Manufacturing Co., Inc. filed a second civil suit against the Company and its USI Electric subsidiary in the United States District Court for the District of Maryland (Case No. 03cv1701), alleging this time that the Company's GFCI units infringe one or more of its more recently issued patents for reset lockout technology related to but not required by UL Standard 943 for ground GFCI units, effective January 2003 ("Leviton II"). Leviton also asserted trade dress and unfair competition claims which largely correspond to the claim in the "Leviton l" suit. On July 23, 2003, the GFCI manufacturer, Shanghai Meihao Electric, Inc., filed an action for Declaratory Judgment of non-infringement, invalidity, and unenforceability of the asserted patents. The Court has bifurcated the action into liability and damage phases, linked the supplier's Declaratory Judgment action with the action against the Company, and consolidated Leviton I with Leviton II. In March 2005, the court dismissed one of the Leviton patents from the suit and in April 2005, issued a claims construction Order that favors the position of the Company. While expert witness discovery is still ongoing, the Company expects to file summary judgment motions based on its meritorious defenses to the patent and trade dress infringement claims as part of its aggressive defense. In the event of an unfavorable outcome, the amount of any potential loss to USI is not yet determinable.

      On June 11, 2003, Walter Kidde Portable Equipment, Inc. filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 03cv00537), alleging that certain of the Company's AC powered/battery backup smoke detectors infringe on a patent acquired by Kidde. The plaintiff is seeking injunctive relief and damages to be determined at trial. Discovery is now closed (subject to specific remaining open matters) and Kidde has filed a pair of summary judgment motions, which USI will oppose. The case is scheduled for trial in the fall of 2005. The Company and its counsel believe that the Company has significant defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to USI is not yet determinable.

      On October 13, 2003, Maple Chase Company filed a civil suit in the United States District Court for the Northern District of Illinois (Case No. 03cv07205), against the Company, its USI Electric subsidiary, and one former and one present Illinois-based sales representative, alleging that certain of the Company's smoke detectors infringe on a patent owned by Maple Chase (US Reissue Patent No. Re: 33290). On February 2, 2004, Maple Chase filed an Amended Complaint. After answering and counterclaiming against Maple Chase, in an effort to bring about a conclusion to the litigation, the Company successfully sought and has now obtained re-examination of the asserted patent in the United States Patent and Trademark Office (USPTO) based on the references cited and analysis presented by the Company. On April 11, 2005, the Court dismissed the case with the right to reinstitute the case pending the outcome of the proceedings in the USPTO. Apart from granting USI's Request for Reexamination in October of 2004, no further communications in the reexamination have been issued to date. The amount of potential loss to the Company, if any, is not yet determinable. The Company believes that the initiation of the reexamination based on the Company's presentation, confirmed the veracity in its legal/equitable defenses. If reinstituted, the Company will vigorously defend the suit and press its pending counterclaims.

      On March 31, 2005, Leviton filed still another lawsuit in the United States District Court for the District of Maryland (Case No. 05cv0889) against the Company ("Leviton III"). In this latest suit, Leviton accuses the Company of infringement of US Patent 6,864,766. This case is now pending in the same Court and before the same Judge as Leviton I and Leviton II. The Company has filed a counterclaim against Leviton and a Motion to Stay its case in favor of a declaratory judgment action filed by the GFCI manufacturer, Shanghai Meihao Electric, Inc. Leviton has opposed the Motion to Stay and has replied to the Company's counterclaim. The case is in its preliminary stages. The Company believes that it has strong defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to the Company is not determinable at this time.

      On April 23, 2004, the Company filed a civil suit against The Hartford Casualty Insurance Company in the United States District Court for the District of Maryland (Case No. 04cv1320), claiming that the insurer is required to indemnify the Company from any damages and legal fees in connection with the two Leviton patent cases. This case has been settled subject to a confidentiality agreement.

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

      The Court refused to issue a temporary restraining order requested by Kovens to enjoin the Company and the other directors from holding the Annual Meeting, enforcing the "Change of Control" provision in the Company's president's employment agreement, and taking other unspecified actions. On
October 2, 2003, the Court granted the parties' joint motion to stay all proceedings in the matter to allow the parties an opportunity to negotiate a resolution of the dispute.

      On May 28, 2004, Kovens' new counsel filed an amended complaint on behalf of Kovens, which also includes a derivative action brought in the name of the Company against the Company's directors claiming that the actions Kovens alleges to have occurred amount to a breach of their fiduciary duty to the Company. The amended complaint seeks declaratory relief for essentially the same matters requested in the original complaint, and seeks damages from the directors in the amount of $20 million. The Company, in accordance with its charter and bylaws, is providing a defense for the directors named in the amended complaint and, subject to the provisions of applicable law, is obligated to indemnify them for any loss they might ultimately incur. In addition, Kovens is seeking an additional $500,000 from the Company with respect to the exercise of the option for the purchase of 20,000 shares at $2.25 per share (mentioned above) which the Company maintains has expired. Furthermore, Kovens alleges that the Chairman and the President of the Company interfered with certain contractual relationships between Kovens and third parties for which Kovens is seeking damages of $25 million. The Company has been advised by counsel that the action as filed is wholly without merit, and the Company intends to aggressively defend the action. Discovery has been completed and the case is set for trial beginning July 18, 2005.

      From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      There were no submissions of matters to a vote of security holders during the quarter ended March 31, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is information about the Company's executive officers.

      NAME                 AGE                POSITIONS
      ----                 ---                ---------

Harvey B. Grossblatt       58      President,   Chief   Operating   Officer
                                   and   Chief Executive Officer
James B. Huff              53      Chief Financial Officer, Secretary
                                   and Treasurer

      HARVEY B. GROSSBLATT has been President a director of the Company since 1996. He served as Chief Financial Officer from October 1983 through August 2004, Secretary and Treasurer of the Company from September 1988 through August 2004, and Chief Operating Officer from April 2003 through October 2004. Following the passing of Stephen C. Knepper in August 2004, Mr. Grossblatt was appointed Chief Executive Officer in August 2004.

      JAMES B. HUFF was appointed Chief Financial Officer in August 2004 and Secretary and Treasurer in October 2004. From December 2003 until August 2004, Mr. Huff was controller of Essex Corporation, a Columbia, Maryland based public company which provides intelligence engineering services to federal government agencies. From August 2002 until November 2003, Mr. Huff served as chief financial officer of Computer Temporaries, Inc., Lanham, Maryland; from August 2000 until July 2002, he was chief financial officer of HLM Architects and Engineering, Inc., a Charlotte, North Carolina based public company; and from January 1990 until November 1999, Mr. Huff was chief financial officer of RMF Engineering, Inc., Baltimore, Maryland.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Prior to July 28, 2003, our common stock, $.01 par value (the "Common Stock") traded on the Over-The-Counter (OTC) market under the symbol USEC. On July 28, 2003, the Common Stock began trading on the American Stock Exchange under the symbol UUU.

      As of June 21, 2005, there were 163 record holders of the Common Stock. The closing price for the Common Stock on that date was $16.66. A four-for-three stock dividend was paid on April 5, 2004 to stockholders of record on March 15, 2004. We have not paid any cash dividends on our common stock, and it is our present intention to retain all earnings for use in future operations.

      The following table sets forth the high and low prices for the Common Stock for each full quarterly period during the fiscal years indicated. With respect to the first quarter of the fiscal year ended March 31, 2004, the prices reflect the high and low bid prices as available through the OTC market and represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. Beginning with the second quarter of the fiscal year ended March 31, 2004, the prices reflect the high and low sales prices as reported by the American Stock Exchange. All prices have been adjusted to reflect the four for three stock dividend paid on April 5, 2004.

         Fiscal Year Ended March 31, 2005
         First Quarter                              High              $17.60
                                                    Low               $10.75

         Second Quarter                             High              $13.30
                                                    Low               $10.00

         Third Quarter                              High              $15.24
                                                    Low               $10.35

         Fourth Quarter                             High              $19.08
                                                    Low               $13.97

         Fiscal Year Ended March 31, 2004
         First Quarter                              High              $ 8.55
                                                    Low               $ 5.62

         Second Quarter                             High              $14.81
                                                    Low               $ 7.69

         Third Quarter                              High              $13.35
                                                    Low               $10.88

         Fourth Quarter                             High              $13.49
                                                    Low               $10.80

      Information regarding our equity compensation plans is set forth in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2004 Annual Meeting of Stockholders (the "Proxy Statement") in the Section entitled "Executive Compensation" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The Statement of Operations data and the Balance Sheet data for the years ended, and as at, March 31, 2001, 2002, 2003, 2004 and 2005 are derived from our audited consolidated financial statements. All share and per share amounts included in the following financial data have been retroactively adjusted to reflect the 4-for-3 stock dividend paid on April 5, 2004 to shareholders of record on March 15, 2004.

                                                                          Year Ended March 31,
                                                                          --------------------
                                              2005            2004            2003            2002             2001
                                          ------------    ------------    ------------    ------------     ------------
Statement  of Operations Data:
    Net sales                             $ 23,465,443    $ 17,201,116    $ 15,953,883    $ 10,480,829     $  7,731,501
    Income (loss) before equity in
    earnings (loss) of Hong Kong Joint
    Venture and income taxes                   765,742         429,716         279,615        (976,063)        (799,183)
    Net income (loss)                        3,417,854       2,571,026       2,400,318         261,625         (758,940)
    Per common share:
     Net income (loss)
        Basic                                     2.13            1.69            1.66            0.21            (0.63)
        Diluted                                   1.94            1.49            1.54            0.21            (0.63)
     Weighted average number of common
     shares outstanding
        Basic                                1,602,449       1,516,846       1,443,439       1,251,499        1,216,360
        Diluted                              1,764,474       1,725,206       1,561,745       1,261,027        1,216,360

Balance Sheet Data:
    Total assets                            16,049,948      11,098,916       8,382,043       5,182,462        5,945,690
    Long-term debt (non-current)                    --              --           7,224          22,396           45,088
    Working capital (1)                      6,317,231       4,200,170       2,377,688         402,425          585,032
    Current ratio (1)                           3.00:1          3.21:1          2.26:1          1.27:1           1.23:1
    Shareholders' equity                    12,897,668       9,198,272       6,493,415       3,681,273        3,303,304

(1) Working capital is computed as the excess of current assets over current liabilities. The current ratio is calculated by dividing current assets by current liabilities.

Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for fiscal years 2005 and 2004 are summarized as follows:

                                    -----------------------------------------------------------
                                                            Quarter Ended
                                    -----------------------------------------------------------
                                    June 30,       September 30,    December 31,     March 31,
                                    --------       -------------    ------------     ---------
2005
Net sales                           $4,874,782      $6,622,221      $5,849,144      $6,119,296
Gross profit                         1,484,713       2,121,788       1,825,828       1,887,499
Net income                             766,297       1,043,836         793,569         814,152
Net income per share - basic              0.49            0.66            0.49            0.49
Net income per share - diluted            0.44            0.59            0.45            0.46

2004
Net sales                           $4,431,950      $4,998,483      $3,838,192      $3,932,491
Gross profit                         1,460,245       1,575,707       1,230,667       1,531,957
Net income                             852,498         740,446         493,792         484,290
Net income per share - basic              0.57            0.49            0.33            0.30
Net income per share - diluted            0.51            0.43            0.29            0.26

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. We do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General

      We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2005, 2004 and 2003 relate to the operational results of the Company only. A discussion and analysis of the Hong Kong Joint Venture's operational results for these periods is presented below under the heading "Hong Kong Joint Venture."

Comparison of Results of Operations for the Years Ended March 31, 2005, 2004 and 2003

      Sales. In fiscal year 2005, our net sales increased by $6,264,327 (36%), from $17,201,116 in fiscal 2004 to $23,465,443 in fiscal 2005. We experienced an increase of approximately $3,084,000 in sales to the Company's retail and wholesale distribution customers over the prior year principally as a result of increased volume. Our focus on marketing to the electrical distribution trade through our USI Electric subsidiary generated an increase in sales, also principally due to increased volume, to this market of approximately $3,180,000 (from approximately $13,300,000 in 2004 to approximately $16,480,000 in 2005). We anticipate continued revenue growth in all our markets.

      In fiscal year 2004, sales increased by $1,247,233 (8%) from $15,953,883 in fiscal 2003 to $17,201,116 in fiscal 2004. Our focus on marketing to retailers, including the wholesale distribution trades, generated the majority of the increase.

      Gross Profit. Gross profit as a percentage of net sales (or "gross margin") in fiscal 2005 was 31.2% compared to 33.7% and 31.2% in fiscal 2004 and 2003, respectively. The decrease in gross margin in the fiscal year ended March 31, 2005 reflects higher costs and pricing concessions applied to meet competitive pressures. The increase in gross margin for the year ended March 31, 2004 resulted from increased productivity and efficiency. During fiscal 2004 we were able to increase gross margins by increasing sales. Since fixed costs did not increase at the same rate as sales, the gross margin percentage as a percent of sales increased as sales increased. Management does not anticipate a near-term need to increase fixed costs.

      Expenses. Selling, general and administrative expenses for fiscal 2005 increased by $1,180,242 (23.55%) from $5,010,783 in fiscal 2004 to $6,191,025 in fiscal 2005. As a percentage of net sales, these expenses decreased to 26.4% for the fiscal year ended March 31, 2005 from 29.1% for the fiscal year ended March 31, 2004. The decrease in selling, general and administrative expense as a percent of sales is attributable to costs that do not increase proportionately with the higher sales volume. Various expense categories contributed to the increased dollar amount of the expense, but the following major account classifications were significant factors in this dollar increase: (i) Commissions and freight charges, as a percentage of sales, while consistent with commissions and freight charges of the prior year, vary directly with sales volume. Therefore, of the $1,180,242 increase in expenses, $224,165 is attributable to commissions and freight charges from higher sales volume during the 2005 period. (ii) Professional fees increased by $558,370 to $1,082,353 for the fiscal year ended March 31, 2005. Costs associated with the Kovens litigation discussed under Item 3, "Legal Proceedings," were approximately $880,000 for the fiscal year ended March 31, 2005, as compared to $79,768 for the prior fiscal year. Professional fees associated with the patent litigation decreased by approximately $129,000 to approximately $171,000 for the fiscal year ended March 31, 2005. Professional fees associated with patent litigation for the 2005 period were reduced by insurance reimbursements. The Company believes that professional fees will continue at increased levels until outstanding litigation matters are resolved.

      In fiscal year 2004, selling, general and administrative expenses increased by approximately $745,202 (17%), from $4,265,581 in fiscal 2003 to $5,010,783 in fiscal 2004. As a percentage of sales, selling, general and administrative expenses were 29% for fiscal 2004 and 27% in fiscal 2003. The increase in selling, general and administrative expense as a percent of sales was due to increased sales commissions and freight, and higher legal costs partly associated with defending the suits described under Item 3, "Legal Proceedings." These increases were partially offset by a net gain of $146,836 from the sale of a 1.5 acre parcel of land during the second quarter of fiscal 2004.

      Interest Expense. Interest expense for fiscal 2005 increased to $85,521 from $83,589 in fiscal 2004 primarily due to higher interest rates. Interest expense for fiscal 2004 decreased to $83,589 from $153,168 in fiscal 2003 primarily due to lower interest rates and lower levels of debt.

      Income Taxes. We did not make a provision for federal income taxes in each of the 2005, 2004 and 2003 fiscal years, due to our operating loss carryforward for income tax purposes. However, we made a provision of $5,250 and $24,001 for state income taxes for fiscal year 2005 and 2004, respectively. The valuation allowance previously established to offset tax benefits associated with our net operating loss carryforwards and other deferred tax assets was reduced during the fourth quarter by $286,387 resulting in a net income tax benefit of $281,137. The valuation allowance is heavily influenced by historical results of operations and management believes recent operating results support the recognition of a portion of the income tax benefits associated with realization of net operating loss carryforwards and other deferred tax assets. We will continue to monitor the remaining valuation allowance of $776,523 which offsets future tax benefits associated with net operating loss carryforwards and other deferred tax assets until circumstances indicate the allowance is no longer required.

      Net Income. We reported net income of $3,417,854 for fiscal year 2005 compared to a net income of $2,571,026 for fiscal year 2004, a $846,828 (33%) increase. This increase in net income resulted from both higher gross profit, partially offset by higher selling, general and administrative expenses as described above, and higher Hong Kong Joint Venture earnings and the income tax benefit of $281,137 arising principally from the reduction of the deferred tax valuation allowance.

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

Financial Condition, Liquidity and Capital Resources

      Our cash needs are currently met by funds generated from operations and from our Factoring Agreement, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum we may borrow under this Agreement is $7,500,000. However, based on specified percentages of our accounts receivable and inventory and letter of credit commitments, at March 31, 2005, our maximum borrowing amount was limited to $4,743,416, all of which was available under this Agreement as of March 31, 2005. The outstanding principal balance under this Agreement is payable upon demand. The interest rate on the Factoring Agreement, on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by the factor which, as of March 31, 2005, was 5.75%. The borrowings are collateralized by all our accounts receivable and inventory. During the year ended March 31, 2005, working capital (computed as the excess of current assets over current liabilities) increased by $2,117,061, from $4,200,170 on March 31, 2004, to $6,317,231 on March 31, 2005.

      Our operating activities used cash of $1,098,082 for the year ended March 31, 2005. For the fiscal year ended March 31, 2004, operating activities used cash of $292,716. This increase of $805,366 was primarily due to higher levels of accounts receivable and undistributed Joint Venture earnings partially offset by higher net income.

      Our investing activities provided cash of $704,860 during fiscal 2005 and provided cash of $329,213 during fiscal 2004. This increase resulted primarily from higher distributions from the Joint Venture. During 2005, as in prior years, the Company offset its distributions from the Hong Kong Joint Venture with amounts due by the Company to the Hong Kong Joint Venture for the purchase of safety products. The Company offset $458,940 during fiscal 2005 and $1,164,608 during fiscal 2004 of trade amounts due by it to the Hong Kong Joint Venture in lieu of cash distributions. The Company records these payments as a non-cash transaction in its statement of cash flows.

      Financing activities in 2005 provided the Company with cash of $264,319, primarily due to the exercise of employee stock options. Financing activities in 2004 provided cash of $100,581 which was also primarily from the exercise of employee stock options.

Hong Kong Joint Venture

      The financial statements of the Hong Kong Joint Venture are included in this Form 10-K beginning on page JV-1. The reader should refer to these financial statements for additional information. There are no material Hong Kong -- U.S. GAAP differences in the Hong Kong Joint Venture's accounting policies.

      In fiscal year 2005, sales of the Hong Kong Joint Venture were $25,899,630 compared to $24,114,967 and $23,365,301 in fiscal years 2004 and 2003, respectively.

      Net income was $5,005,886 for fiscal year 2005 compared to net income of $4,171,334 and $4,755,540 in fiscal years 2004 and 2003, respectively. The increase in the current fiscal year is primarily attributable to higher gross margins due to price increases instituted during the fiscal year ended March 31, 2005. The decrease in income for the year ended March 31, 2004 was due primarily to lower gross margins due to competition and higher manufacturing costs.

      Gross margins of the Hong Kong Joint Venture for fiscal 2005 increased to 33.55% from 30.6% in the prior fiscal year. The primary reason for this increase was price increases instituted during the fiscal year ended March 31, 2005. At March 31, 2004, the Hong Kong Joint Venture's gross margin decreased to 30.6% from 33.7% at March 31, 2003. The primary reason for this decrease was lower gross margins attributed to competition and higher costs.

      Selling, general and administrative expenses of the Hong Kong Joint Venture were $3,495,678, $2,971,274 and $2,806,412 for fiscal years 2005, 2004 and 2003, respectively. As a percentage of sales, these expenses were 13%, 12% and 12% for fiscal years 2005, 2004 and 2003, respectively. The increase in dollars of selling, general and administrative expenses each year was due partially to higher costs and partially due to higher sales volume as well as increased legal expense.

      Interest income net of interest expense was $30,666 for fiscal year 2005, compared to $45,795 and $2,315 in fiscal years 2004 and 2003, respectively. The decrease in interest income for 2005 was due to a reduction in investments in bonds, and the increase in interest income for 2004 was due to returns on investments in higher yielding bonds.

      Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During fiscal year 2005, working capital increased by $275,110 from $1,318,657 on March 31, 2004 to $1,593,767 on March 31, 2005. We
are not in a position to quantify any funds which may be available to the Hong Kong Joint Venture from any IPO proceeds, if an IPO by the Hong Kong Joint Venture is completed (as previously discussed).

Contractual Obligations and Commitments

      The following table presents, as of March 31, 2005, our significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in Note E to the consolidated financial statements. Subsequent to March 31, 2005, the Company exercised its option to extend the operating lease on its corporate offices until October 2008.

                                                      Payment due by period
                                              Less than      1-3       3-5      More than
                                    Total      1 year       years     years      5 years
Operating Lease Obligations       $281,141     $98,333    $182,808      --         --
                                  ========     =======    ========       =          =

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

      We believe that the following critical accounting policies affect management's more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion on the application on these and other accounting policies see Note A to the consolidated financial statements included in this Annual Report. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

      Our revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. We established allowances to cover anticipated doubtful accounts based upon historical experience.

      Inventories are valued at the lower of market or cost. Cost is determined on the first-in first-out method. We have recorded a reserve for obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management reviews the reserve quarterly.

      We currently have significant deferred tax assets resulting from tax credit carryforwards, net operating loss carryforwards and deductible temporary differences, which will reduce taxable income in future periods. We have provided a valuation allowance on future tax benefits such as foreign tax credits, foreign net operating losses, capital losses and net operating losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses and losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of management's assessment, the valuation allowance was reduced by $286,387, resulting in a net income tax benefit of $281,137, recognized in the fourth quarter and for the year ended March 31, 2005. As a result, an allowance of $776,523 continues to be provided to offset tax benefits associated with net operating loss carryforwards and other deferred tax assets at March 31, 2005.

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

Recently Issued Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board (FASB) issued FAS 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for the classification of certain financial instruments as a liability (or an asset in some circumstances) whereas many of those instruments were previously classified as equity. The provisions of FAS 150 are generally effective for such instruments entered into or modified after May 31, 2003. For the fiscal years ended March 31, 2003, 2004 and 2005, we have not issued any financial instruments which have the characteristics within the scope of or that are within the requirements of FAS 150.

      In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123R, "Share-Based Payment," which requires companies to expense the value of employee stock options and similar awards. The effective date of FASB 123R is for interim and annual periods beginning after June 15, 2005. Subsequently, the Securities and Exchange Commission (SEC) approved a rule which delays the effective date of FAS 123R for certain public companies. Under the SEC's rule, FAS 123R is now effective for the Company's annual period beginning April 1, 2006. We have elected to defer adoption of the change to the fair value based method of accounting for stock-based employee compensation and the recordation of such amounts as charges to operating expense until the annual period beginning April 1, 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our principal financial instrument is our Factoring Agreement which provides for interest at the factor's prime rate (5.75% at March 31, 2005). We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by us under our Factoring Agreement. A significant rise in the prime rate could materially adversely affect our business, financial condition and results of operations. At March 31, 2005, we had $483,416 principal outstanding under the facility. If principal amounts outstanding under our Factoring Agreement remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 0.5%, we would pay or save, respectively, an additional $2,417 in interest in that year. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data required by this Item 8 are included in the Company's Consolidated Financial Statements and set forth in the pages indicated in Item 15(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

      We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and believe that the system is effective. There have been no changes in our internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned "Election of Directors" in the Proxy Statement is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company's Audit Committee is incorporated herein by reference to the section captioned "Meetings and Committees of the Board of Directors" in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned "Compliance With
Section 16(a) of the Exchange Act" in the Proxy Statement. The information with respect to the Company's Code of Ethics is incorporated herein by reference to the section captioned "Code of Ethics" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the sections captioned "Director Compensation" and "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item is incorporated herein by reference to the sections captioned "Beneficial Ownership" and "Information Regarding Share Ownership of Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is incorporated herein by reference to the section captioned "Independent Registered Public Accountants" in the Proxy Statement.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

                                                                                    Page
                                                                                    ----
Report of Independent Registered Public Accounting Firm                             F-1
Consolidated Balance Sheets as of March 31, 2005 and 2004                           F-2
Consolidated Statements of Income for the Years Ended March 31, 2005,
  2004 and 2003                                                                     F-3
Consolidated Statements of Shareholders' Equity for the Years Ended March 31,
  2005, 2004 and 2003                                                               F-4
Consolidated Statements of Cash Flows for the Years Ended March 31, 2005,
  2004 and 2003                                                                     F-5
Notes to Consolidated Financial Statements                                          F-6


(a) 2. Financial Statement Schedules.

Schedule II - Valuation of Qualifying Accounts                                      S-1

(a) 3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.

3.1 Articles of Incorporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 0-7885)
3.2 Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 31, 2002, file No. 0-7885)
3.3 Bylaws, as amended (incorporated by reference to Exhibit 3 to the Company's Form 8-A/A filed July 24, 2003)
10.1 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 0-7885)
10.2 Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)
10.3 Amended Factoring Agreement with CIT Group (successor to Congress Talcott, Inc.) dated November 14, 1999 (incorporated by reference to
          Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)
10.4 Amendment to Factoring Agreement with CIT Group (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 0-7885)
10.5 Amendment to Factoring Agreement with CIT Group dated September 28, 2004 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 0-7885)
10.6 Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 0-7885)
10.7 Amended and Restated Employment Agreement dated April 1, 2003 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)
14 Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended March 31, 2004, File No. 0-7885)
21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended March 31, 2004, File No. 0-7885)
23.1      Consent of Grant Thornton LLP*
23.2      Consent of Grant Thornton LLP (Hong Kong)*
31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1      Section 1350 Certifications*
99.1      Press Release dated June 29, 2005*

*Filed herewith

(d) Financial Statements Required by Regulation S-X.

Separate financial statements of the Hong Kong Joint Venture

Independent Auditors' Report                                             JV-1
Report of Independent Registered Public Accounting Firm                  JV-2
Consolidated Income Statement                                            JV-3
Consolidated Balance Sheet                                               JV-4
Balance Sheet                                                            JV-5
Consolidated Statement of Changes in Equity                              JV-6
Consolidated Cash Flow Statement                                         JV-7
Notes to Financial Statements                                            JV-8

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UNIVERSAL SECURITY INSTRUMENTS, INC.

June 29, 2005                        By:   /s/ Harvey B. Grossblatt
                                        ----------------------------------------
                                           Harvey B. Grossblatt
                                           President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                          Title                         Date

/s/ Harvey B. Grossblatt                  President, Chief Executive Officer     June 29, 2005
------------------------------------      and Director
Harvey B. Grossblatt

/s/ James B. Huff                         Chief Financial Officer                June 29, 2005
------------------------------------
 James B. Huff

/s/ Cary Luskin                           Director                               June 29, 2005
-------------------------------------
Cary Luskin

/s/ Ronald A. Seff, M.D.                  Director                               June 29, 2005
-------------------------------------
Ronald A. Seff

/s/ Howard Silverman, Ph.D.               Director                               June 29, 2005
-------------------------------------
Howard Silverman, Ph.D.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the  Shareholders and Board of Directors of Universal  Security  Instruments,
Inc.

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. and subsidiaries (the Company) as of March 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Hong Kong Joint Venture which is accounted for using the equity method for the year ended March 31 2003. The Company's equity in earnings of $2,120,703 for the year ended March 31, 2003 is included in the accompanying consolidated financial statements. The financial statements of the Hong Kong Joint Venture were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Hong Kong Joint Venture, is based on the report of the other auditors for the year ended March 31, 2003.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of Universal Security Instruments, Inc. and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended March 31, 2005. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required therein.


/s/ GRANT THORNTON LLP
Baltimore, Maryland
June 17, 2005

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 ASSETS                                                    March 31
                                                                                           --------
                                                                                    2005              2004
                                                                                ------------      ------------
CURRENT ASSETS
   Cash                                                                         $     59,287      $    188,190
   Accounts receivable:
     Trade less allowance for doubtful accounts of $15,000 at
      March 31, 2005 and 2004                                                      1,014,757            90,852
     Employees                                                                        21,503            23,770
                                                                                ------------      ------------
                                                                                   1,036,260           114,622

   Amount due from factor                                                          3,394,084         2,823,300
   Inventories, net                                                                4,834,486         2,867,650
   Prepaid expenses                                                                  145,394           107,052
                                                                                ------------      ------------
TOTAL CURRENT ASSETS                                                               9,469,511         6,100,814

DEFERRED TAX ASSET                                                                   351,780            56,899

INVESTMENT IN HONG KONG JOINT VENTURE                                              6,131,481         4,832,286

PROPERTY AND EQUIPMENT - NET                                                          81,690            93,431

OTHER ASSETS                                                                          15,486            15,486
                                                                                ------------      ------------
TOTAL ASSETS                                                                    $ 16,049,948      $ 11,098,916
                                                                                ============      ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                             $  1,725,402      $  1,229,602
   Accrued liabilities:
     Litigation reserve                                                              806,679           237,546
     Payroll, commissions and other                                                  620,199           426,272
   Current obligations under capital lease                                                --             7,224
                                                                                ------------      ------------
TOTAL CURRENT LIABILITIES                                                          3,152,280         1,900,644
                                                                                ------------      ------------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                                       --                --

COMMITMENTS AND CONTINGENCIES                                                             --                --

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value per share;  authorized 20,000,000 shares;
   issued and outstanding 1,652,998 and 1,552,896 shares at March 31, 2005
   and March 31, 2004, respectively                                                   16,530            15,529
   Additional paid-in capital                                                     11,469,444        11,188,903
   Retained earnings (accumulated deficit)                                         1,411,694        (2,006,160)
                                                                                ------------      ------------
TOTAL SHAREHOLDERS' EQUITY                                                        12,897,668         9,198,272
                                                                                ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 16,049,948      $ 11,098,916
                                                                                ============      ============

                 See notes to consolidated financial statements

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                      Years Ended March 31
                                                          2005               2004               2003
                                                      ------------       ------------       ------------
Net sales                                             $ 23,465,443       $ 17,201,116       $ 15,953,883
Cost of goods sold                                      16,145,615         11,402,540         10,980,067
                                                      ------------       ------------       ------------

GROSS PROFIT                                             7,319,828          5,798,576          4,973,816

Research and development expense                           277,540            270,164            284,552
Selling, general and administrative expense              6,191,025          5,010,783          4,265,581
                                                      ------------       ------------       ------------
Operating income                                           851,263            517,629            423,683
                                                      ------------       ------------       ------------
Other income (expense):
   Interest expense                                        (85,521)           (83,589)          (153,168)
   Other                                                        --             (4,324)             9,100
                                                      ------------       ------------       ------------
                                                           (85,521)           (87,913)          (144,068)
                                                      ------------       ------------       ------------

INCOME BEFORE EQUITY IN EARNINGS OF
HONG KONG JOINT VENTURE AND
INCOME TAXES                                               765,742            429,716            279,615

Earnings from Hong Kong Joint Venture:
   Equity in earnings of Hong Kong Joint Venture         2,370,975          2,165,311          2,120,703
                                                      ------------       ------------       ------------
Net income before income taxes                           3,136,717          2,595,027          2,400,318

Provision for income tax (benefit) expense                (281,137)            24,001                 --
                                                      ------------       ------------       ------------
NET INCOME                                            $  3,417,854       $  2,571,026       $  2,400,318
                                                      ============       ============       ============

Net income per share:
  Basic                                               $       2.13       $       1.69       $       1.66
  Diluted                                             $       1.94       $       1.49       $       1.54
Shares used in computing net income per share:
  Basic                                                  1,602,449          1,516,846          1,443,439
  Diluted                                                1,764,474          1,725,206          1,561,745

                 See notes to consolidated financial statements.

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                         Common Stock             Additional       Retained
                                                    Shares          Amount     Paid-In Capital     Earnings         Total
                                                 ------------    ------------  ---------------   ------------    ------------
Balance at March 31, 2002                          1,346,360    $     13,464    $ 10,645,313    $ (6,977,504)   $  3,681,273

Issuance of common stock from the
  exercise of employee stock options                  54,333             543          92,082              --          92,625
Issuance of common stock                              68,000             680         249,320              --         250,000
Stock issued in lieu of directors fees                 9,299              93          29,907              --          30,000
Stock issued in satisfaction of accrued
  compensation                                        17,984             180          39,019              --          39,199
Net income                                                --              --              --       2,400,318       2,400,318
                                                ------------    ------------    ------------    ------------    ------------

Balance at March 31, 2003                          1,495,976    $     14,960    $ 11,055,641    $ (4,577,186)   $  6,493,415

Issuance of common stock from the
  exercise of employee stock options                  56,297             563         124,692              --         125,255
Stock issued in lieu of directors fees                   756               7           9,993              --          10,000
Retired stock                                           (133)             (1)         (1,423)             --          (1,424)
Net income                                                --              --              --       2,571,026       2,571,026
                                                ------------    ------------    ------------    ------------    ------------

Balance at March 31, 2004                          1,552,896    $     15,529    $ 11,188,903    ($ 2,006,160)   $  9,198,272

Fractional shares unissued from 4-for-3 split           (129)             (1)             --              --              (1)
Issuance of common stock from the
  exercise of employee stock options                  99,281             992         270,551              --         271,543
Stock issued in lieu of directors fees                   950              10           9,990              --          10,000
Net income                                                --              --              --       3,417,854       3,417,854
                                                ------------    ------------    ------------    ------------    ------------
Balance at March 31, 2005                          1,652,998    $     16,530    $ 11,469,444    $  1,411,694    $ 12,897,668
                                                ============    ============    ============    ============    ============

                 See notes to consolidated financial statements

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                         2005            2004            2003
                                                                         -----------     -----------     -----------
OPERATING ACTIVITIES
Net income                                                               $ 3,417,854     $ 2,571,026     $ 2,400,318
Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation and amortization                                              34,048          33,218          38,077
   Stock issued to directors in lieu of fees                                  10,000          10,000          30,000
   Change in allowance for doubtful accounts                                      --           5,000         (58,358)
   Inventory reserve write-down                                                   --           1,741         (10,000)
   Gain on sale of land                                                           --        (175,965)             --
   Earnings of the Hong Kong Joint Venture                                (2,485,302)     (2,165,311)     (2,120,703)
   Changes in operating assets and liabilities:
      Increase in accounts receivable and amounts due from factor         (1,204,719)     (2,095,514)       (594,447)
      (Increase) decrease in inventories                                  (1,966,836)        354,838      (1,656,235)
      (Increase) decrease in prepaid expenses                                (38,342)         29,291         (27,105)
      Increase in accounts payable and accrued expenses                    1,430,096       1,199,873       1,937,957
      (Increase) in other assets                                                  --          (4,014)         (1,377)
      (Increase) in deferred taxes                                          (294,881)        (56,899)             --
                                                                         -----------     -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES                                     (1,098,082)       (292,716)        (61,873)

INVESTING ACTIVITIES:
    Cash distributions from Joint Venture                                    727,167              --              --
    Purchase of equipment                                                    (22,307)        (20,787)        (16,892)
    Gross proceeds from sale of land                                              --         350,000              --

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          704,860         329,213         (16,892)
                                                                         -----------     -----------     -----------

FINANCING ACTIVITIES:
    Net (repayments) borrowings of short-term debt                                --              --        (216,959)
    Principal payments of capital lease obligations                           (7,224)        (23,250)        (15,172)
    Proceeds from issuance of common stock from exercise
      of employee stock options                                              271,543         125,255          92,625
    Proceeds from issuance of common stock                                        --              --         250,000
    Retirement of common stock                                                    --          (1,424)             --
                                                                         -----------     -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    264,319         100,581         110,494
                                                                         -----------     -----------     -----------

(DECREASE) INCREASE IN CASH                                                 (128,903)        137,078          31,729

Cash at beginning of period                                                  188,190          51,112          19,383
                                                                         -----------     -----------     -----------
CASH AT END OF PERIOD                                                    $    59,287     $   188,190     $    51,112
                                                                         ===========     ===========     ===========

Supplemental information:
  Interest paid                                                          $    85,521     $    83,589     $   153,168
  Income taxes paid                                                      $    17,000     $    24,001     $        --

Non-cash investing transactions:
  Issuance of 950 shares in 2005, 756 shares in 2004 and 6,974 shares
    in 2003 in lieu of directors fees and accrued compensation                10,000          10,000          30,000
  Issuance of 13,488 shares of common stock in satisfaction
     of accrued compensation                                             $        --     $        --     $    39,199

  Repayment of trade payables due the Hong Kong Joint Venture
     in lieu of cash  distributions                                      $   458,940     $ 1,164,608     $ 1,279,187

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We believe that our 50% ownership interest in the Hong Kong Joint Venture allows us to significantly influence the operations of the Hong Kong Joint Venture. As such, we account for our interest in the Hong Kong Joint Venture using the equity method of accounting. We have included our investment balance as a non-current asset and have included our share of the Hong Kong Joint Venture's income in our consolidated statement of operations. The investment and earnings are adjusted to eliminate intercompany profits.

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

Revenue Recognition: We recognize sales upon shipment of products net of applicable provisions for any discounts or allowances. We believe that the shipping date from our warehouse is the appropriate point of revenue recognition since upon shipment we have substantially completed our obligations which entitle us to receive the benefits represented by the revenues, and the shipping date provides a consistent point upon which to measure revenue. Customers may not return, exchange or refuse acceptance of goods without our approval. We have established allowances to cover anticipated doubtful accounts based upon historical experience.

Warranties: We generally provide warranties from one to ten years to the non-commercial end user on all products sold. The manufacturers of our products provide us with a one-year warranty on all products we purchase for resale. Claims for warranty replacement of products beyond the one-year warranty period covered by the manufacturers have not been historically material and we do not record estimated warranty expense or a contingent liability for warranty claims.

Stock-Based Compensation: We account for stock-based employee compensation using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of our stock and the option exercise price. US GAAP requires companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing models, such as the Black-Scholes models, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2004, the Financial
Accounting Standards Board, or FASB, issued FASB Statement No. 123R, "Share-Based Payment," which requires companies to expense the value of employee stock options and similar awards. The effective date of FASB 123R is for interim and annual periods beginning after June 15, 2005. Subsequently, the Securities and Exchange Commission (SEC) approved a rule which delays the effective date of FAS 123R for certain public companies. Under the SEC's rule, FAS 123R is now effective for the Company's annual period beginning April 1, 2006. We have elected to defer adoption of the change to the fair value based method of accounting for stock-based employee compensation and the recordation of such amounts as charges to operating expense until the annual period beginning April 1, 2006.

The following table illustrates the effect on net income and net income per share had compensation costs for the stock-based compensation plan been determined based on the grant date fair values of awards.

                                                                    Year Ended March 31
                                                         2005              2004              2003
                                                    -------------     -------------     -------------
Net income, as reported                             $   3,417,854     $   2,571,026     $   2,400,318

Stock-based employee compensation costs, net of
income tax, included in net income                         10,000            10,000            30,000

Deduct:  Total stock-based employee compensation
expense determined under fair value, net of
related tax effects                                      (144,672)          (91,111)         (113,939)
                                                    -------------     -------------     -------------
Pro forma net income                                $   3,283,182     $   2,489,915     $   2,316,379
                                                    =============     =============     =============

Earnings per share:
  Basic - as reported                                        2.13              1.69              1.66
  Basic - pro forma                                          2.05              1.64              1.60

  Diluted - as reported                                      1.94              1.49              1.54
  Diluted - pro forma                                        1.86              1.44              1.48

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

In fiscal year 2002, the Company achieved the sales criteria of SFAS No. 140, and, as such, amounts transferred under the Company's Factoring Agreement are treated as sales.

Beginning in fiscal year 2002, with the achievement of SFAS 140 sales criteria, the Company nets the factored accounts receivable with the corresponding advance from the Factor, showing the amount net in its consolidated balance sheet.

The Company sells trade receivables on a pre-approved non-recourse basis to the Factor under the Factoring Agreement on an ongoing basis. Factoring charges recognized on sales of receivables are included in selling, general and administrative expenses in the consolidated statements of income and amounted to $208,913, $167,561 and $160,125 for the years ended March 31, 2005, 2004 and
2003, respectively. The Agreement for the sale of accounts receivable provides for continuation of the program on a revolving basis until terminated by one of the parties to the Agreement.

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $702,779, $521,556 and $498,179 in fiscal years 2005, 2004 and 2003, respectively.

Inventories: Inventories (consisting primarily of finished goods) are stated at the lower of cost (first-in, first-out method) or market. Included as a component of finished goods inventory are additional non-material costs. These costs include overhead costs, freight, import duty and inspection fees of $514,373 and $171,524 at March 31, 2005 and 2004, respectively. Inventories are shown net of an allowance for inventory obsolescence of $100,000 for the fiscal years ending March 31, 2005 and 2004, respectively.

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

Net Income per Share: The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive) for the period. All common share equivalents are comprised of exercisable stock options.

                                                           March 31,
                                                  2005         2004         2003
                                               ---------    ---------    ---------
Common shares outstanding for basic EPS        1,602,449    1,516,846    1,443,439

Shares issued upon assumed exercise
  of outstanding  stock options                  162,025      208,360      118,306
                                               ---------    ---------    ---------

Weighted average number of common and
  common equivalent shares outstanding
  for diluted EPS                              1,764,474    1,725,206    1,561,745
                                               =========    =========    =========

Recently Issued Accounting Standards: In May 2003, the Financial Accounting Standards Board (FASB) issued FAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for the classification of certain financial instruments as a liability (or an asset in some circumstances) whereas many of those instruments were previously classified as equity. The provisions of FAS 150 are generally effective for such instruments entered into or modified after May 31, 2003. For the fiscal years ended March 31, 2003, 2004 and 2005, we have not issued any financial instruments which have the characteristics within the scope of or that are within the requirements of FAS 150.

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123R, "Share-Based Payment," which requires companies to expense the value of employee stock options and similar awards. The effective date of FASB 123R is for interim and annual periods beginning after June 15, 2005. Subsequently, the Securities and Exchange Commission (SEC) approved a rule which delays the effective date of FAS 123R for certain public companies. Under the SEC's rule, FAS 123R is now effective for the Company's annual period beginning April 1, 2006. We have elected to defer adoption of the change to the fair value based method of accounting for stock-based employee compensation and the recordation of such amounts as charges to operating expense until the annual period beginning April 1, 2006.

Reclassifications: Certain prior year amounts have been reclassified in order to conform with current year presentation.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                         March 31,
                                                     2005        2004
                                                  --------    --------
Leasehold improvements                            $ 73,535    $ 71,885
Machinery and equipment                            158,696     158,696
Furniture and fixtures                             195,873     181,889
Computer equipment                                  81,855      75,072
                                                  --------    --------
                                                   509,959     487,542

Less accumulated depreciation and amortization     428,269     394,111
                                                  --------    --------
                                                  $ 81,690    $ 93,431
                                                  ========    ========

NOTE C - INVESTMENT IN THE HONG KONG JOINT VENTURE

The  Company  holds  a  50%  interest  in a  Joint  Venture  with  a  Hong  Kong
Corporation, which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. As of March 31, 2005, the Company has an investment balance of $6,159,034 for its 50% interest in the Hong Kong Joint Venture. There are no material Hong Kong -- U.S. GAAP differences in the Hong Kong Joint Venture's accounting policies.

The following represents summarized financial information derived from the audited financial statements of the Hong Kong Joint Venture as of March 31, 2005 and 2004 and for the years ended March 31, 2005, 2004 and 2003.

                                                        March 31,
                                                   2005           2004
                                              -----------    -----------
Current assets                                $ 6,131,539    $ 5,128,208
Property and other assets                       9,112,863      7,111,679
                                              -----------    -----------

Total                                         $15,244,402    $12,239,887
                                              ===========    ===========

Current liabilities                           $ 4,537,772    $ 3,809,551
Non-current liabilities                            24,750          9,623
                                              -----------    -----------
Equity                                         10,681,880      8,420,713
                                              -----------    -----------

Total                                         $15,244,402    $12,239,887
                                              ===========    ===========


                                          For the Year Ended March 31,
                                       2005           2004           2003
                                   -----------    -----------    -----------

Net sales                          $25,899,630    $24,114,967    $23,365,301
Gross profit                         8,689,538      7,375,113      7,870,436
Net income                           5,005,886      4,171,334      4,755,540

During the years ended March 31, 2005, 2004 and 2003, the Company purchased $10,513,800, $7,481,716, and $7,329,221, respectively, of finished product from the Hong Kong Joint Venture, which represents 68%, 73% and 66%, respectively, of the Company's total finished product purchases for the years ended at March 31, 2005, 2004 and 2003. Amounts due the Hong Kong Joint Venture included in Accounts Payable totaled $549,527 and $494,711 at March 31, 2005 and 2004, respectively. Amounts due from the Hong Kong Joint Venture included in Accounts Receivable totaled $84,330 and $174,935 at March 31, 2005 and 2004, respectively.

The Company incurred interest costs charged by the Hong Kong Joint Venture of $17,581, $25,482 and $16,585 during the years ended March 31, 2005, 2004 and
2003, respectively, related to its purchases.

NOTE D - AMOUNTS DUE FROM FACTOR

The  Company  sells  certain  of  its  trade   receivables  on  a  pre-approved,
non-recourse basis to a Factor. Since these are sold on a non-recourse basis, the factored trade receivables and related repayment obligations are not separately recorded in the Company's consolidated balance sheets. The Agreement provides for financing of up to a maximum of $7,500,000 with the amount available at any one time based on 85% of uncollected non-recourse receivables sold to the factor and 45% of qualifying inventory, which at March 31, 2005 was $4,743,416. Any outstanding amounts due to the factor are payable upon demand and bear interest at the prime rate of interest charged by the factor, which is 5.75% at March 31, 2005. Any amount due to the factor is also secured by the Company's inventory.

Under this Factoring Agreement, the Company sold receivables of approximately $20,954,000 and $15,560,000 during the years ended March 31, 2005 and 2004, respectively. Gains and losses recognized on the sale of factored receivables include the fair value of the limited recourse obligation. The uncollected balance of non-recourse receivables held by the factor amounted to $3,399,130 and $2,695,465 at March 31, 2005 and 2004. The amount of the uncollected balance of non-recourse receivables borrowed by the Company as of March 31, 2005 and 2004 is $483,416 and $0, respectively. Amounts due from the factor to the Company amounted to $3,394,084 and $2,823,300 at March 31, 2005 and 2004,
respectively.

NOTE E - LEASES

The Company entered into capital lease agreements for various pieces of equipment, with an outstanding balance of $0, and $7,224 as of March 31, 2005 and 2004, respectively. The leases had imputed interest rates ranging from 7.6% to 10%, with monthly payments aggregating $929 per month.

                                                Year Ended March 31,
                                                 2005      2004
                                                ------    ------
Obligations under capital lease                 $   --    $7,224
Less current maturities                             --        --
                                                ------    ------
                                                $   --    $7,224
                                                ======    ======

There are no amounts due as long term capital lease obligations as of March 31, 2005.

During December 1999, the Company entered into an operating lease for its office and warehouse which expires in October 2005. This lease is subject to renewal for an additional three years and has increasing rentals at 3% per year. Subsequent to March 31, 2005, the option to renew this operating lease was exercised until October 2008. In February 2004, the Company entered into an operating lease for an approximately 2,600 square foot office in Naperville, Illinois. This lease, which expires in February 2006, is subject to renewal for an additional six years with increasing rentals at 3% per year.

Rent expense totaled $97,011, $92,063 and $67,886 for the years ended March 31, 2005, 2004 and 2003, respectively. Future obligations, including the lease renewal option exercised subsequent to March 31 2005, for the years ended March 31, under these non-cancelable operating leases are as follows:

Year Ended March 31,
            2006                     $   98,333
            2007                         69,214
            2008                         71,290
            2009                         42,304
                                     ----------
                                     $  281,141
                                     ==========

NOTE F - INCOME TAXES

Universal Security Instruments, Inc. ("USI") provides for Income Taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, deferred income tax assets and liabilities are computed and recognized for those differences that have future tax consequences of temporary differences that will result in net taxable or deductible amounts in future periods. Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes. The deferred tax liabilities and assets for USI result primarily from the use of accelerated methods of depreciation of equipment for tax purposes, reserves, inventories, accrued liabilities and change in the unremitted earnings of the Hong Kong joint venture.

Beginning 2004, USI will no longer recognize the deferred tax liability related to the unremitted earnings of the Hong Kong joint venture. There is no longer a plan to repatriate the unremitted earnings in the future, other than a possible $850,000 payment.

USI had a net operating loss carryforward as of FYE March 31, 2004 of $4,005,008, of which $1,194,802 was utilized in FYE March 31, 2005. This leaves a net operating loss carryforward as of March 31, 2005 in the amount of $2,810,388.

The components of income tax expense (benefit) for USI are as follows:

                                                         March 31,
                                                     2005          2004
                                                  ---------     ---------
Current
  Federal                                         $  21,000     $  56,899
  State                                               5,250        24,001
                                                  ---------     ---------
                                                     26,250        80,900
Deferred (benefit)                                 (307,387)      (56,899)
                                                  ---------     ---------
Total income tax (benefit) expense                $(281,137)    $  24,001
                                                  =========     =========

Significant components of USI's deferred tax assets and liabilities are as follows:

                                                                              March 31,
                                                                2005            2004            2003
                                                            -----------     -----------     -----------
Deferred tax liabilities - unremitted earnings from Hong
Kong Joint Venture:                                         $        --     $   637,279     $ 1,465,270
                                                            -----------     -----------     -----------

Deferred tax assets:
   Financial statement accruals and allowances                  220,602         250,032         232,167

   Inventory uniform capitalization                              56,727          89,628          72,200

   Other                                                         14,953          40,346          41,983

   AMT tax credit carryforward                                   21,621          21,621               0

   NOL carryforwards and tax credits                            814,400       1,307,866       2,031,616
                                                            -----------     -----------     -----------
   Gross deferred tax assets                                  1,128,303       1,709,493       2,377,966

   Valuation allowance                                         (776,523)     (1,015,315)       (912,696)
                                                            -----------     -----------     -----------
   Net deferred tax liability (asset)                       $   351,780     $   (56.899)    $         0
                                                            ===========     ===========     ===========

The reconciliation between the statutory federal income tax provision and the actual effective tax provision is as follows:

                                                                        Years ended March 31,
                                                                    2005            2004            2003
                                                                -----------     -----------     -----------
Federal tax expense at statutory rate on domestic income
 (34%) before loss carryforward                                 $   479,200     $   202,627     $    95,056

Reduction in income taxes arising from carryforward of prior
years' operating losses                                            (458,200)             --              --

State income tax expense                                              5,250         103,582          96,013

Equity in earnings from Hong Kong Joint Venture                          --         677,819         721,039

Change in valuation allowance                                      (238,791)        102,619        (935,758)

Change in deferred tax liability of unremitted earnings from
the Hong Kong Joint Venture                                              --      (1,142,270)             --

Change in deferred tax assets                                        (8,494)             --              --

Other                                                               (60,102)         79,624          23,650
                                                                -----------     -----------     -----------

Provision for income tax (benefit) expense                      $  (281,137)    $    24,001     $         0
                                                                ===========     ===========     ===========


NOTE G - SHAREHOLDERS' EQUITY

All share and per share amounts included in the consolidated financial statements have been retroactively adjusted to reflect the 4-for-3 stock dividend paid on April 5, 2004 to shareholders of record on March 15, 2004.

Common Stock - During the year ended March 31, 2005, the Company issued 100,232 shares of its common stock of which 99,282 were issued on the exercise of employee stock options for total proceeds of $271,543 and 950 shares were issued to directors in lieu of directors fees.

Employee Stock Purchase Plan - Under the terms of the Company's 1988 Employee Stock Purchase Plan, eligible employees can purchase shares of the Company's common stock through payroll deductions at a price equal to 90% of the price of the shares.

The Company has reserved 25,000 shares of common stock for issuance under the Plan. No member of the Board of Directors who is not an employee of the Company, and no member of the committee administering the Plan, can participate in the Plan. At March 31, 2005, the 21,667 shares remain reserved for issuance under this Plan.

Stock Options - Under terms of the Company's 1978 Non-Qualified Stock Option Plan, as amended, 658,333 shares of common stock are reserved for the granting of stock options, of which 609,658 shares have been issued as of March 31, 2005, leaving 48,675 available for issuance upon exercise of options granted, or available for future grants to employees and directors. Of the 48,675 shares available, 20,000 shares are further reserved pending the results of litigation as discussed in Note H. Under provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable. All options expire five years from the date of grant and have an exercise price at least equal to the market price at the date of grant. The options usually vest at 25% a year over four years. Share amounts have been retroactively adjusted to reflect the 4-for-3 stock dividend paid on April 5, 2004 to shareholders of record on March 15, 2004.

The following tables summarize the status of options under the Non-Qualified Stock Option Plan at March 31, 2005 and option transactions for the three years then ended:

    Status as of March 31, 2005                           Number of Shares
    ---------------------------                           ----------------

Presently exercisable                                         212,914
Exercisable in future years                                    22,582
                                                              -------

Total outstanding                                             235,496
Available for future grants                                    48,675

Shares of common stock reserved                               284,171

Outstanding options:
   Number of holders                                               18
   Average exercise price per share                           $  5.73
       Expiration dates                                     June 2006 to
                                                             March 2010


Transactions for the Three Years                              Weighted Average
  Ended March 31, 2005:                     Number of Shares   Exercise Price
---------------------------------------      ----------------   --------------

Outstanding at March 31, 2002                  305,666
   Granted                                     118,667             3.72
   Canceled                                    (41,333)            2.27
   Exercised                                   (54,333)            1.63
                                              --------

Outstanding at March 31, 2003                  328,667
   Granted                                      10,666            10.53
   Canceled                                     (2,924)            1.98
   Exercised                                   (56,297)            2.21
                                              --------

Outstanding at March 31, 2004                  280,112
   Granted                                      55,000            14.30
   Canceled                                       (334)            2.63
   Exercised                                   (99,282)            2.74
                                              --------
Outstanding at March 31, 2005                  235,496

The following table summarizes information about stock options outstanding at March 31, 2005:

                       Options Outstanding                              Options Exercisable
                       -------------------                              -------------------
                                   Weighted       Weighted Average                  Weighted
    Range of          Number       Average           Contract           Number      Average
 Exercise Price      of Shares   Exercise Price     Life (Yrs)        of Shares   Exercise Price
 --------------      ---------   --------------     ----------        ---------   --------------
 $0.98 to $2.99       117,830         $1.83            1.69            110,748       $ 1.80
 $3.00 to $3.99        26,666          3.38            2.00             26,666         3.38
 $4.00 to $5.99        25,333          5.40            2.43             25,333         5.40
 $6.00 to $15.02       65,667         13.55            4.65             50,167        14.78
                      -------                                          -------
                      235,496                                          212,914
                      =======                                          =======

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2005, 2004 and 2003; no annual dividends, expected volatility of 45%, 53% and 80%, respectively, risk-free interest rate ranging from 4.0% to 6.5% and expected lives of five years. The weighted-average fair values of the stock options granted in 2005, 2004 and 2003 were $6.47, $6.95 and $5.00 per share, respectively.

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

NOTE H - COMMITMENTS AND CONTINGENCIES

In December 2001, Leviton Manufacturing Co., Inc. filed a civil action in the United States District Court for the District of Maryland (Case No. 01cv3855) alleging that the Company's and its USI Electric subsidiary's ground fault circuit interrupter (GFCI) units infringed one of plaintiff's patents and configuration trade dress ("Leviton I"). The plaintiff can no longer obtain injunctive relief under the now expired patent. In February 2004, the Court ruled on various summary judgment motions pursuant to which the Court found that as a matter of law there could be no patent infringement liability prior to December 11, 2001 and permitted Leviton's configuration trade dress claim and USI's patent invalidity defense to proceed to trial. The Court consolidated the trial with "Leviton II" and bifurcated liability from damages. At this time no trial date has been assigned. Due to the still undefined nature of the asserted configuration trade dress, the amount of any loss to the Company from this claim is not yet determinable. Should the Company not prevail on its defenses, any recovery that Leviton may obtain under the patent claims would be limited to some "reasonable royalty" for GFCI sales occurring over a period starting December 11, 2001, for less than one year. The Company and its counsel believe that the Company has meritorious defenses to the claims and continues to aggressively defend against the suit.

On June 10, 2003, Leviton Manufacturing Co., Inc. filed a second civil suit against the Company and its USI Electric subsidiary in the United States District Court for the District of Maryland (Case No. 03cv1701), alleging this time that the Company's GFCI units infringe one or more of its more recently issued patents for reset lockout technology related to but not required by UL Standard 943 for ground GFCI units, effective January 2003 ("Leviton II"). Leviton also asserted trade dress and unfair competition claims which largely correspond to the claim in the "Leviton l" suit. On July 23, 2003, the GFCI manufacturer, Shanghai Meihao Electric, Inc., filed an action for Declaratory Judgment of non-infringement, invalidity, and unenforceability of the asserted patents. The Court has bifurcated the action into liability and damage phases, linked the supplier's Declaratory Judgment action with the action against the Company, and consolidated Leviton I with Leviton II. In March 2005, the court dismissed one of the Leviton patents from the suit and in April 2005, issued a claims construction Order that favors the position of the Company. While expert witness discovery is still ongoing, the Company expects to file summary judgment motions based on its meritorious defenses to the patent and trade dress infringement claims as part of its aggressive defense. In the event of an unfavorable outcome, the amount of any potential loss to USI is not yet determinable.

On June 11, 2003, Walter Kidde Portable Equipment, Inc. filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 03cv00537), alleging that certain of the Company's AC powered/battery backup smoke detectors infringe on a patent acquired by Kidde. The plaintiff is seeking injunctive relief and damages to be determined at trial. Discovery is now closed (subject to specific remaining open matters) and Kidde has filed a pair of summary judgment motions, which USI will oppose. The case is scheduled for trial in the Fall of 2005. The Company and its counsel believe that the Company has significant defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to USI is not yet determinable.

On October 13, 2003, Maple Chase Company filed a civil suit in the United States District Court for the Northern District of Illinois (Case No. 03cv07205), against the Company, its USI Electric subsidiary, and one former and one present Illinois-based sales representative, alleging that certain of the Company's smoke detectors infringe on a patent owned by Maple Chase (US Reissue Patent No.
Re: 33290). On February 2, 2004, Maple Chase filed an Amended Complaint. After answering and counterclaiming against Maple Chase, in an effort to bring about a conclusion to the litigation, the Company successfully sought and has now obtained re-examination of the asserted patent in the United States Patent and Trademark Office (USPTO) based on the references cited and analysis presented by the Company. On April 11, 2005, the Court dismissed the case with the right to reinstitute the case pending the outcome of the proceedings in the USPTO. Apart from granting USI's Request for Reexamination in October of 2004, no further communications in the reexamination have been issued to date. The amount of potential loss to the Company, if any, is not yet determinable. The Company believes that the initiation of the reexamination based on the Company's presentation, confirmed the veracity in its legal/equitable defenses. If reinstituted, the Company will vigorously defend the suit and press its pending counterclaims.

On March 31, 2005, Leviton filed still another lawsuit in the United States District Court for the District of Maryland (Case No. 05cv0889) against the Company ("Leviton III"). In this latest suit, Leviton accuses the Company of infringement of US Patent 6,864,766. This case is now pending in the same Court and before the same Judge as Leviton I and Leviton II. The Company has filed a counterclaim against Leviton and a Motion to Stay its case in favor of a declaratory judgment action filed by the GFCI manufacturer, Shanghai Meihao Electric, Inc. Leviton has opposed the Motion to Stay and has replied to the Company's counterclaim. The case is in its preliminary stages. The Company believes that it has strong defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to the Company is not determinable at this time.

On April 23, 2004, the Company filed a civil suit against The Hartford Casualty Insurance Company in the United States District Court for the District of Maryland (Case No. 04cv1320), claiming that the insurer is required to indemnify the Company from any damages and legal fees in connection with the two Leviton patent cases. This case has been settled subject to a confidentiality agreement.

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

The Court refused to issue a temporary restraining order requested by Kovens to enjoin the Company and the other directors from holding the Annual Meeting, enforcing the "Change of Control" provision in the Company's president's employment agreement, and taking other unspecified actions. On October 2, 2003, the Court granted the parties' joint motion to stay all proceedings in the matter to allow the parties an opportunity to negotiate a resolution of the dispute.

On May 28, 2004, Kovens' new counsel filed an amended complaint on behalf of Kovens, which also includes a derivative action brought in the name of the Company against the Company's directors claiming that the actions Kovens alleges to have occurred amount to a breach of their fiduciary duty to the Company. The amended complaint seeks declaratory relief for essentially the same matters requested in the original complaint, and seeks damages from the directors in the amount of $20 million. The Company, in accordance with its charter and bylaws, is providing a defense for the directors named in the amended complaint and, subject to the provisions of applicable law, is obligated to indemnify them for any loss they might ultimately incur. In addition, Kovens is seeking an additional $500,000 from the Company with respect to the exercise of the option for the purchase of 20,000 shares at $2.25 per share (mentioned above) which the Company maintains has expired. Furthermore, Kovens alleges that the Chairman and the President of the Company interfered with certain contractual relationships between Kovens and third parties for which Kovens is seeking damages of $25 million. The Company has been advised by counsel that the action as filed is wholly without merit, and the Company intends to aggressively defend the action. Discovery has been completed and the case is set for trial beginning July 18, 2005.

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company's financial statements.

NOTE I - MAJOR CUSTOMERS

The Company is primarily a distributor of safety products for use in home and business under both its tradenames and private labels for other companies. As described in Note C, the Company's purchased a majority of its products from its 50% owned Hong Kong Joint Venture.

There were not any customers that represented in excess of 10% of the Company's product sales during the three years in the period ended March 31, 2005.

NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly Results of Operations (Unaudited):

The unaudited quarterly results of operations for fiscal years 2005 and 2004 are summarized as follows:

                                                                  Quarter Ended
2005                                       June 30,       September 30,     December 31,      March 31,
----                                       --------       -------------     ------------      ---------
Net sales                                  $4,874,782        $6,622,221       $5,849,144        $6,119,296
Gross profit                                1,484,713         2,121,778        1,825,828         1,887,499
Net income                                    766,297         1,043,836          793,569           814,152
Net income per share - basic                     0.49              0.66             0.49              0.49
Net income per share - diluted                   0.44              0.59             0.45              0.46

2004
----
Net sales                                  $4,431,950        $4,988,483       $3,838,192        $3,932,491
Gross profit                                1,460,245         1,575,707        1,230,667         1,531,957
Net income                                    852,498           740,446          493,792           484,290
Net income per share - basic                     0.57              0.49             0.33               .30
Net income per share - diluted                   0.51              0.43             0.29               .26

                         REPORT AND FINANCIAL STATEMENTS

                        FOR THE YEAR ENDED 31 MARCH 2005

CONTENTS                                                             PAGE(S)

AUDITOR'S REPORT                                                     JV-1

CONSOLIDATED INCOME STATEMENT                                        JV-2

CONSOLIDATED BALANCE SHEET                                           JV-3

BALANCE SHEET                                                        JV-4

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY                          JV-5

CONSOLIDATED CASH FLOW STATEMENT                                     JV-6

NOTES TO THE FINANCIAL STATEMENTS                                    JV-7

Expressed in Hong Kong Dollars ("HK$")

Report of Independent Registered Public Accounting Firm

To the Board of Directors of The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission) : We have audited the accompanying consolidated balance sheets of The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission) ("the Company"), as of March 31, 2005 and 2004, and the related consolidated statements of income, changes in equity, and cash flows for each of the two years in the period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2005 and 2004, and the consolidated results of its income and its cash flows for each of the two years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in Hong Kong.

Grant Thornton
Certified Public Accountants
Hong Kong

June 24, 2005

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

CONSOLIDATED INCOME STATEMENT
FOR THE YEAR ENDED 31 MARCH 2005

                                      Notes         2005              2004
                                                     HK$               HK$

Turnover                                3         201,851,572       187,606,721

Cost of sales                                    (134,128,970)     (130,230,706)
                                                --------------    --------------

Gross profit                                       67,722,602        57,376,015

Other revenue                                       2,550,272         1,987,172

Administrative expenses                           (27,242,707)      (23,115,557)
                                                --------------    --------------

Profit from operations                             43,030,167        36,247,630

Finance costs                           4            (239,239)         (353,940)
                                                --------------    --------------

Profit before taxation                  5          42,790,928        35,893,690

Taxation                                6          (3,776,352)       (3,442,047)
                                                --------------    --------------

Profit for the year                                39,014,576        32,451,643
                                                ==============    ==============

Dividends                               7          18,508,258        29,850,506
                                                ==============    ==============

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

CONSOLIDATED BALANCE SHEET
AS AT 31 MARCH 2005

                                                         2005           2004
                                              Notes      HK$            HK$
ASSETS AND LIABILITIES

Non-current assets
Property, plant and equipment                   9      44,013,441     31,438,718
Investments                                     10     27,047,797     23,991,361
Amount due from an investee company             11             --             --
                                                      -----------   ------------
                                                       71,061,238     55,430,079
Current assets
Inventories                                     13     18,298,036     20,415,519
Trade and other receivables                             6,146,091      6,318,366
Tax recoverable                                                --        414,714
Amount due from a shareholder                   15             --      2,789,192
Loan to a shareholder                           16      3,900,000             --
Cash and bank balances                                 19,468,905     10,032,654
                                                      -----------   ------------

                                                       47,813,032     39,970,445
Current liabilities
Trade and other payables                               15,573,010     14,809,746
Amount due to a related company                 17      3,612,866      3,182,783
Dividend payable                                18     11,700,000     11,700,000
Amount due to a shareholder                     17        250,995             --
Loans from shareholders                         19      2,868,954      2,868,954
Provision for taxation                                  1,379,231             --
                                                      -----------   ------------

                                                       35,385,056     32,561,483
Net current assets                                     12,427,976      7,408,962
                                                      -----------   ------------
Total assets less current liabilities                  83,489,214     62,839,041

Non-current liabilities
Provision for deferred taxation                 20        193,000         75,000
                                                      -----------   ------------

Net assets                                             83,296,214     62,764,041
                                                      ===========   ============

CAPITAL AND RESERVES

Share capital                                   21            200            200
Reserves                                        22     83,296,014     62,763,841
                                                      -----------   ------------
Shareholders' funds                                    83,296,214     62,764,014
                                                      ===========   ============

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

BALANCE SHEET
AS AT 31 MARCH 2005


                                                                    (Restated)
                                                         2005          2004
                                              Notes      HK$            HK$
ASSETS AND LIABILITIES

Non-current assets
Property, plant and equipment                   9       6,253,976      4,540,786
Investments                                     10     27,047,797     23,991,361
Interests in subsidiaries                       12     50,752,225     31,042,496
                                                      -----------    -----------
                                                       84,053,998     59,574,643

Current assets
Inventories                                     13     18,001,256     20,415,519
Other receivables                                       2,563,000      2,089,465
Tax recoverable                                                --        414,714
Amount due from a subsidiary                    14      8,414,502      7,262,385
Cash and bank balances                                 10,362,598      7,258,898
                                                      -----------    -----------
                                                       39,341,356     37,440,981

Current liabilities
Trade and other payables                               13,986,626     13,568,375
Amount due to a related company                 17      3,612,866      3,182,783
Dividend payable                                18     11,700,000     11,700,000
Loans from shareholders                         19      2,868,954      2,868,954
Provision for taxation                                  1,379,231             --
                                                      -----------    -----------
                                                       33,547,677     31,320,112

Net current assets                                      5,793,679      6,120,869
                                                      -----------    -----------

Total assets less current liabilities                  89,847,677     65,695,512

Non-current liabilities
Provision for deferred taxation                 20        193,000         75,000
                                                      ===========    ===========

Net assets                                             89,654,677     65,620,512
                                                      ===========    ===========

CAPITAL AND RESERVES

Share capital                                   21            200            200
Reserves                                        22     89,654,477     65,620,312
                                                      -----------    -----------
Shareholders' funds                                    89,654,677     65,620,512
                                                      ===========    ===========

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEAR ENDED 31 MARCH 2005

                                                         Exchange      Retained
                                     Share capital        reserve        profits           Total
                                               HK$            HK$            HK$             HK$
Balance at 1 April 2003                        200             --     60,154,326      60,154,526
Exchange differences arising on
   translation of a subsidiary                  --          8,378             --           8,378
Profit for the year                             --             --     32,451,643      32,451,643
Dividends                                       --             --    (29,850,506)    (29,850,506)
                                       -----------    -----------    -----------     -----------

Balance at 31 March 2004 and
    1 April 2004                               200          8,378     62,755,463      62,764,041
Exchange differences arising on
   translation of a subsidiary                  --         25,855             --          25,855
Profit for the year                             --             --     39,014,576      39,014,576
Dividends                                       --             --    (18,508,258)    (18,508,258)
                                       -----------    -----------    -----------     -----------
Balance at 31 March 2005                       200         34,233     83,261,781      83,296,214
                                       ===========    ===========    ===========     ===========

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

CONSOLIDATED CASH FLOW STATEMENT
FOR THE YEAR ENDED 31 MARCH 2005

                                                                  2005              2004
                                                                   HK$               HK$
Cash flows from operating activities
Profit before taxation                                         42,790,928      35,893,690
Adjustments for :
  Bad debts written off                                           138,614              --
  Depreciation of property, plant and equipment                 4,090,952       3,999,174
  Gain on disposal of other securities                            (42,686)        (53,820)
  Gain on disposal of property, plant and equipment              (343,779)             --
  Interest expense                                                239,239         353,940
  Interest income                                              (1,301,047)       (710,203)
  Provision for doubtful debts                                         --          95,641
  Provision for inventories                                            --         132,787
  Unrealised holding loss / (gain) on other securities            843,964        (592,941)
                                                              -----------     -----------

Operating profit before working capital changes                46,416,185      39,118,268
  Decrease in amount due to a shareholder                        (541,886)     (7,659,679)
  Decrease / (Increase) in inventories                          2,117,483      (5,426,165)
  Decrease / (Increase) in trade and other receivables             33,661      (1,323,849)
  Increase in loan to a shareholder                            (3,900,000)             --
  Increase / (Decrease) in amount due to a related company        430,083        (252,552)
  Increase / (Decrease) in trade and other payables               763,264        (925,388)
                                                              -----------     -----------

Cash generated from operations                                 45,318,790      23,530,635
  Interest received                                             1,301,047         484,121
  Interest paid                                                  (239,239)       (353,940)
  Dividends paid                                              (14,926,185)     (9,075,253)
  Hong Kong profits tax paid                                   (1,864,407)     (6,178,559)
                                                              -----------     -----------

Net cash generated from operating activities                   29,590,006       8,407,004
                                                              -----------     -----------
Cash flows from investing activities
 Purchase of property, plant and equipment                    (16,671,896)    (15,931,858)
 Purchase of other securties                                   (7,782,840)    (31,293,580)
 Proceeds from disposal of other securities                     3,925,126       7,948,980
 Proceeds from disposal of property, plant and equipment          350,000              --
                                                              -----------     -----------

Net cash used in investing activities                         (20,179,610)    (39,276,458)
                                                              -----------     -----------

Net increase/(decrease) in cash and cash equivalents            9,410,396     (30,869,454)

Cash and cash equivalents at beginning of the year             10,032,654      40,893,730

Effect of foreign exchange rate changes, net                       25,855           8,378
                                                              -----------     -----------

Cash and cash equivalents at end of the year                   19,468,905      10,032,654
                                                              ===========     ===========

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR
ENDED 31 MARCH 2005

1.    GENERAL INFORMATION

      The company was incorporated in Hong Kong with limited liability. The principal activities of the company and the group are manufacturing and trading of consumer electronic products including smoke, fire and carbon monoxide alarms and other home safety products. Details of the company's subsidiaries are set out in note 12 to the financial statements.

2.    PRINCIPAL ACCOUNTING POLICIES

      The principal accounting policies adopted in the preparation of these financial statements are set out below :

      (a)   Basis of preparation

            The financial statements are prepared in accordance with and comply with all applicable Hong Kong Financial Reporting Standards issued by the Hong Kong Institute of Certified Public Accountants ("HKICPA"). The financial statements are prepared under the historical cost convention as modified by the revaluation of certain investments as explained in note 2(e) below.

      (b)   Basis of consolidation

            The consolidated financial statements incorporate the financial statements of the company and its subsidiaries made up to 31 March each year. All material intra-group transactions and balances within the group are eliminated on consolidation.

      (c)   Subsidiaries

            Subsidiaries are those enterprises in which the company controls more than half of the voting power, or holds more than half of the issued share capital, or controls the composition of the board of directors.

            Subsidiaries are carried at cost less any impairment loss.

      (d)   Property, plant and equipment

            (i)   Depreciation

                  Depreciation is provided to write off the cost of property, plant and equipment over their estimated useful lives, using the straight line method, at the following rates per annum :

                  Land use right                         Over the period of the right
                  Land held on medium term leases        Over 20 years *
                  Buildings                              5% or where shorter over 16 - 19 years *
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

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31 MARCH 2005 (CONTINUED)

2.    PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

      (d)   Property, plant and equipment (Continued)

            (i)   Depreciation (Continued)

                  Construction in progress represents costs incurred in the construction of buildings. These costs are not depreciated until such time as the relevant assets are completed and put into use, at which time the relevant costs are transferred to the appropriate category of property, plant and equipment.

                  * In January 2005, the directors of the company took a comprehensive review of the expected useful lives of the land held on medium term leases in Dongguan and buildings constructed thereon at cost of HK$2,102,686 and HK$10,882,174 respectively, taking into consideration that the existing The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission) Processing Agreement will expire on 31 December 2010. As a result of this review, the directors of the company have revised the duration of the depreciation periods of these land and buildings to no later than 31 December 2010. In this connection, the depreciation periods of these land and buildings have been revised from 50 years to 20 years and from 20 years to between 16 and 19 years, respectively, with effect from 1 January 2005.

                        The change had the effect of increasing the group's depreciation expense and reducing the group's profit attributable to shareholders by approximately HK$127,000 for the three month period ended 31 March 2005. The change is expected to increase depreciation expense of the group by approximately HK$506,000 for each of the subsequent years until the land and buildings are fully depreciated or disposed of.

            (ii)  Measurement bases

                  Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to the working condition and location for its intended use. Subsequent expenditure relating to property, plant and equipment is added to the carrying amount of the assets if it can be demonstrated that such expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the assets.

                  When assets are sold or retired, any gain or loss resulting from their disposal, being the difference between the net disposal proceeds and the carrying amount of the assets, is included in the income statement.

      (e)   Investments

            Investment securities are securities which are interested to be held on a continuity basis for an identified long-term purpose. Investment securities are stated in the balance sheet at cost less any provision for impairment losses. Provisions are made when the fair value of such securities has declined below the carrying amounts, unless there is evidence that the decline is temporary. The amount of the reduction is recognised as an expense in the income statement.

            All other securities, whenever held for trading for otherwise, are stated in the balance sheet at fair value. Changes in fair value are recognised in the income statement as they arise.

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31 MARCH 2005 (CONTINUED)

2.    PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

      (f)   Inventories

            Inventories are stated at the lower of cost and net realisable value. Cost comprises direct materials computed using first-in, first-out method and, where applicable, direct labour and those overheads that have been incurred in bringing the inventories to their present location and condition. Net realisable value is calculated as the actual or estimated selling price less all further costs of completion and estimated costs necessary to make the sale.

      (g)   Impairment

            The carrying amounts of the group's and the company's assets are reviewed at each balance sheet date to determine whether there is any indication of impairment. If any such indication exists, the asset's recoverable amount is estimated. An impairment loss is recognised whenever the carrying amount of an asset or its cash-generating unit exceeds its recoverable amount. Impairment losses are recognised in the income statement.

            (i)   Calculation of recoverable amount

                  The recoverable amount of an asset is the greater of its net selling price and value in use. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. For an asset that does not generate largely independent cash inflows, the recoverable amount is determined for the cash-generating unit to which the asset belongs.

            (ii)  Reversals of impairment

                  An impairment loss is reversed if there has been a change in the estimates used to determine the recoverable amount. An impairment loss is reversed only to the extent that the asset's carrying amount does not exceed the carrying amount that would have been determined, net of depreciation, if no impairment loss had been recognised.

      (h)   Income tax

            Income tax for the year comprises current and deferred taxes.

            Current tax is the expected tax payable on the taxable income for the year using tax rates enacted at the balance sheet date, and any adjustment to tax payable in respect of previous years.

            Deferred tax is the tax expected to be payable or recoverable on differences between the carrying amounts of assets and liabilities in the financial statements and the corresponding tax bases used in the computation of taxable profit, and is accounted for using the balance sheet liability method. Deferred tax liabilities are generally recognised for all taxable temporary differences, and deferred tax assets are recognised to the extent that it is probable that taxable profits will be available against which deductible temporary differences can be utilised. Such assets and liabilities are not recognised if the temporary difference arises from a transaction that affects neither the tax profit nor the accounting profit.

            Deferred tax liabilities are recognised for taxable temporary differences arising on investments in subsidiaries, except where the group is able to control the reversal of the temporary differences and it is probable that the temporary difference will not reverse in the foreseeable future.

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31 MARCH 2005 (CONTINUED)

2.    PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

      (h)   Income tax (Continued)

            The carrying amount of deferred tax assets is reviewed at each balance sheet date and reduced to the extent that it is no longer probable that sufficient taxable profits will be available to allow all or part of the asset to be recovered. Any such reduction is reversed to the extent that it becomes probable that sufficient taxable profit will be available.

            Deferred tax assets and liabilities are not discounted. Deferred tax is calculated at the tax rates that are expected to apply in the period when the liability is settled or the asset is realised. Deferred tax is charged or credited to the income statement, except when it relates to items charged or credited directly to equity, in which case the deferred tax is also dealt with in equity.

      (i)   Employee benefits

            Retirement benefit costs

            The company operates a defined contribution Mandatory Provident Fund retirement benefits scheme (the "MPF Scheme") under the Mandatory Provident Fund Schemes Ordinance, for all of its employees in Hong Kong. The MPF Scheme became effective on 1 December 2000. Contributions are made based on a percentage of the employees' basic salaries, limited to a maximum of HK$1,000 per month, and are charged to the income statement as they become payable in accordance with the rules of the MPF Scheme. The assets of the MPF Scheme are held separately from those of the company in an independently administered fund. The company's employer contributions vest fully with the employees when contributed into the MPF Scheme.

      (j)   Operating leases

            Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Annual rentals applicable to such operating leases are charged to the income statement on a straight line basis over the lease terms.

      (k)   Foreign currencies

            Transactions  in foreign  currencies are  translated  into Hong Kong dollars at the rates of exchange ruling at the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated into Hong Kong dollars at the rates of exchange ruling at that date. Gains and losses arising on exchange are dealt with in the income statement.

            The balance sheets of subsidiaries expressed in foreign currencies are translated at the rates of exchange ruling at the balance sheet date and the income statements are translated at an average rate for the year. Gains and losses arising on exchange are dealt with as movements in reserve.

      (l)   Recognition of revenue

            Revenue from the sale of goods is recognised when the significant risks and rewards of ownership of the goods have been transferred to customers.

            Rental income from properties letting under operating leases is recognised on the straight line basis over the lease terms.

            Interest income is recognised on a time proportion basis.

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31 MARCH 2005 (CONTINUED)

2.    PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

      (m)   Related parties

            Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

      (n)   Cash and cash equivalents

            Cash comprises cash on hand and demand deposits repayable on demand with any bank or other financial institution. Cash includes deposits denominated in foreign currencies.

            Cash equivalents represent short-term, highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value.

      (o)   Recently issued accounting standards

            The HKICPA has issued a number of new and revised Hong Kong Financial Reporting Standards and Hong Kong Accounting Standards (collectively referred as the "new HKFRSs") which are effective for accounting periods beginning on or after 1 January 2005.

            The group has not early adopted these new HKFRSs in the financial statements for the year ended 31 March 2005. The group has already commenced an assessment of the impact of these new HKFRSs but is not yet in a position to state whether these new HKFRSs would have a significant impact on its results of operations and financial position.

3.    TURNOVER

      Turnover represents total invoiced value of goods supplied, less discounts and returns.

4.    FINANCE COSTS

                                               2005     2004
                                                HK$      HK$
Interest charges on :
- Discounted bills                           192,281    309,292
- Others                                      46,958     44,648
                                             -------    -------
                                             239,239    353,940
                                             =======    =======

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31 MARCH 2005 (CONTINUED)

5.    PROFIT BEFORE TAXATION

                                                                 2005           2004
                                                                  HK$            HK$
Charging :
Auditors' remuneration
- current year
Auditors' remuneration
- current year                                                  200,000        200,000
- underprovision in prior year                                       --         25,500
Bad debts written off                                           138,614             --
Cost of inventories recognised as expenses                  134,128,970    130,230,706
Depreciation of property, plant and equipment                 4,090,952      3,999,174
Operating lease charges in respect of land and buildings      1,284,926      1,274,857
Provision for doubtful debts                                         --         95,641
Provision for inventories                                            --        132,787
Retirement benefits scheme contributions                        190,984        180,971
Staff costs (excluding retirement benefits
  scheme contributions)                                      11,576,614     10,695,463
Unrealised holding loss on other securities                     843,964             --

and crediting :
Bank interest income                                            101,655        195,147
Exchange gain, net                                               49,278         57,670
Gain on disposal of property, plant and equipment               343,779             --
Gain on disposal of other securities                             42,686         53,820
Interest income from a shareholder                              229,550        198,245
Interest income from other securities                           969,842        316,811
Rental income less outgoings                                    268,800        273,067
Unrealised holding gain on other securities                          --        592,941

6.    TAXATION

      The tax charge comprises :

                                                                 2005           2004
                                                                  HK$            HK$
Hong Kong profits tax
     - current year                                           3,860,000      3,509,340
     - overprovision in prior years                            (201,648)      (112,293)
                                                             ----------     ----------
                                                              3,658,352      3,397,047
Deferred taxation (Note 20)
     - current year                                             118,000         45,000
                                                             ----------     ----------
Total income tax expense                                      3,776,352      3,442,047
                                                             ==========     ==========

      Hong Kong profits tax is provided at the rate of 17.5% (2004 : 17.5%) on the estimated assessable profits arising in Hong Kong for the year.

      No provision for Mainland China Enterprise Income Tax has been made as the group has no assessable profit in Mainland China (2004 : Nil).

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31 MARCH 2005 (CONTINUED)

6.    TAXATION (CONTINUED)

      Reconciliation between tax expense and accounting profit at applicable tax rates :

                                                                                     (Restated)
                                                                       2005             2004
                                                                        HK$              HK$
Profit before taxation                                              42,790,928      35,893,690

Notional tax on profit before taxation, calculated at the rates
    applicable to profits in the tax jurisdictions concerned         7,293,735       6,265,004
Tax effect of non-deductible expenses                                  379,463          74,776
Tax effect of non-taxable revenue                                   (4,202,248)     (3,386,684)
Tax effect on temporary differences not recognised                     393,086         565,900
Tax effect on unrecognised tax losses                                  113,964           8,372
Overprovision in prior years                                          (201,648)       (112,293)
Others                                                                      --          26,972
                                                                   -----------     -----------
Actual tax expense                                                   3,776,352       3,442,047
                                                                   ===========     ===========

7.    PROFIT FOR THE YEAR

      Of the consolidated profit attributable to shareholders of HK$39,014,576 (2004 : HK$32,451,643), HK$42,542,423 (2004 : HK$51,446,922 (Restated))
      has been dealt with in the financial statements of the company. Details of the prior year adjustments are set out in note 29 to the financial statements.

8.    DIVIDENDS

                                                                               2005           2004
                                                                                HK$            HK$
      Dividends attributable to the year :

      First interim dividend of HK$1,168,350 (2004 : HK$2,130,692)
          per share                                                           2,336,700      4,261,384
      Second interim dividend of HK$2,413,723 (2004 : HK$2,488,371)
          per share                                                           4,827,446      4,976,742
      Third  interim dividend of HK$2,580,752 (2004 : HK$2,205,190)
          per share                                                           5,161,504      4,410,380
      Fourth interim dividend of HK$3,091,304 (2004 : HK$2,251,000)
          per share                                                           6,182,608      4,502,000
      Final dividend of HK$Nil (2004 : HK$5,850,000) per share                       --     11,700,000
                                                                            -----------    -----------
                                                                             18,508,258     29,850,506
                                                                            ===========    ===========

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31 MARCH 2005 (CONTINUED)

9.    PROPERTY, PLANT AND EQUIPMENT

                            Land held on                                                                                 Furniture
                            medium term       Land use                      Leasehold    Construction    Plant and         and
Group                         leases           right        Buildings      improvements   in progress    machinery       fixtures
-----                           HK$             HK$           HK$              HK$            HK$            HK$            HK$
Cost
At 1 April 2004               2,102,686      7,673,722     13,711,906     10,384,240      5,693,589     31,745,665       3,974,371
Additions                            --             --             --        429,650     12,560,638      2,122,395         296,239
Disposals                            --             --             --             --             --     (4,699,822)       (269,293)
                            -----------    -----------    -----------    -----------    -----------    -----------     -----------

At 31 March 2005              2,102,686      7,673,722     13,711,906     10,813,890     18,254,227     29,168,238       4,001,317
                            -----------    -----------    -----------    -----------    -----------    -----------     -----------
Accumulated depreciation

At 1 April 2004                 569,905             --      7,092,955      8,141,900             --     27,214,851       3,358,584
Charge for the                   81,489        153,644        760,043        772,782             --        955,096         262,873
 year
Disposals                            --             --             --             --             --     (4,694,747)       (269,293)
                            -----------    -----------    -----------    -----------    -----------    -----------     -----------

At 31 March 2005                651,394        153,644      7,852,998      8,914,682             --     23,475,200       3,352,164
                            -----------    -----------    -----------    -----------    -----------    -----------     -----------
Net book value

At 31 March 2005              1,451,292      7,520,078      5,858,908      1,899,208     18,254,227      5,693,038         649,153
                            ===========    ===========    ===========    ===========    ===========    ===========     ===========
At 31 March 2004              1,532,781      7,673,722      6,618,951      2,242,340      5,693,589      4,530,814         615,787
                            ===========    ===========    ===========    ===========    ===========    ===========     ===========

                                               Computer
                                Motor         equipment
Group                         vehicles       and software     Total
-----                            HK$              HK$           HK$
Cost

At 1 April 2004               3,997,766       1,462,240      80,746,185
Additions                       976,974         286,000      16,671,896
Disposals                      (172,500)        (16,980)     (5,158,595)
                            -----------     -----------     -----------

At 31 March 2005              4,802,240       1,731,260      92,259,486
                            -----------     -----------     -----------
Accumulated depreciation

At 1 April 2004               1,814,806       1,114,466      49,307,467
Charge for the                  732,644         372,381       4,090,952
 year
Disposals                      (172,500)        (15,834)     (5,152,374)
                            -----------     -----------     -----------

At 31 March 2005              2,374,950       1,471,013      48,246,045
                            -----------     -----------     -----------
Net book value

At 31 March 2005              2,427,290         260,247      44,013,441
                            ===========     ===========     ===========
At 31 March 2004              2,182,960         347,774      31,438,718
                            ===========     ===========     ===========

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31 MARCH 2005 (CONTINUED)

9.    PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

                              Land held                                                    Furniture
                              on medium                       Leasehold     Plant and        and            Motor
Company                      term leases      Buildings     improvements    machinery      fixtures       vehicles
-------                         HK$             HK$             HK$           HK$            HK$            HK$
Cost
At 1 April 2004               2,102,686      2,829,732      2,354,287        449,414      1,404,622      2,116,733
Additions                            --             --        429,650      2,122,395        171,754             --
Disposals                            --             --             --             --             --       (172,500)
                            -----------    -----------    -----------    -----------    -----------    -----------

At 31 March 2005              2,102,686      2,829,732      2,783,937      2,571,809      1,576,376      1,944,233
                            -----------    -----------    -----------    -----------    -----------    -----------
Accumulated depreciation

At 1 April 2004                 569,905      1,806,262      2,007,883         24,912      1,143,839      1,450,543
Charge for the year              81,489        141,486        152,141        146,517        115,793        328,847
Disposals                            --             --             --             --             --       (172,500)
                            -----------    -----------    -----------    -----------    -----------    -----------

At 31 March 2005                651,394      1,947,748      2,160,024        171,429      1,259,632      1,606,890
                            -----------    -----------    -----------    -----------    -----------    -----------
Net book value

At 31 March 2005              1,451,292        881,984        623,913      2,400,380        316,744        337,343
                            ===========    ===========    ===========    ===========    ===========    ===========

At 31 March 2004              1,532,781      1,023,470        346,404        424,502        260,783        666,190
                            ===========    ===========    ===========    ===========    ===========    ===========

                                 Computer
                                 equipment
Company                        and software      Total
-------                             HK$           HK$
Cost

At 1 April 2004                   776,779      12,034,253
Additions                         263,149       2,986,948
Disposals                         (16,980)       (189,480)
                              -----------     -----------

At 31 March 2005                1,022,948      14,831,721
                              -----------     -----------
Accumulated depreciation

At 1 April 2004                   490,123       7,493,467
Charge for the year               306,338       1,272,611
Disposals                         (15,833)       (188,333)
                              -----------     -----------

At 31 March 2005                  780,628       8,577,745
                              -----------     -----------
Net book value

At 31 March 2005                  242,320       6,253,976
                              ===========     ===========

At 31 March 2004                  286,656       4,540,786
                              ===========     ===========

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31 MARCH 2005 (CONTINUED)

10.   INVESTMENTS

                                                   Group                          Company
                                         --------------------------     --------------------------
                                           2005            2004            2005            2004
                                            HK$             HK$             HK$             HK$
Investment securities :
  Unlisted outside Hong Kong, at cost             --      9,305,588              --             --
    Less : Provision for impairment               --     (9,305,588)             --             --
                                         -----------    -----------     -----------    -----------
                                                  --             --              --             --
                                         -----------    -----------     -----------    -----------
                                                  --                             --             --

Other securities :
  Listed outside Hong Kong, at market
    value                                 27,047,797     23,991,361      27,047,797     23,991,361
                                         -----------    -----------     -----------    -----------
                                          27,047,797     23,991,361      27,047,797     23,991,361
                                         ===========    ===========     ===========    ===========

11.   AMOUNT DUE FROM AN INVESTEE COMPANY

Group                                                                         2005          2004
                                                                               HK$           HK$
Amount due from an investee company                                             --     1,158,675
Less : Provision for doubtful debts                                             --    (1,158,675)
                                                                        ----------    ----------
                                                                                --            --
                                                                        ==========    ==========

The amount due from an investee company was unsecured, interest-free and had no fixed terms of repayment.

12.   INTERESTS IN SUBSIDIARIES

                                                                                       (Restated)
Company                                                                   2005            2004
                                                                           HK$             HK$
Unlisted shares, at cost                                                 32,658,008       9,570,008
Less : Provision for impairment                                            (200,000)       (200,000)
                                                                        -----------   -------------

                                                                         32,458,008       9,370,008
                                                                        -----------   -------------

Amounts due from subsidiaries                                            19,079,609      22,448,775
Less : Provision for doubtful debts                                        (785,384)       (776,279)
                                                                        ------------  --------------

                                                                         18,294,225      21,672,496
                                                                        -----------   -------------

Amount due to a subsidiary                                               (        8)    (         8)
                                                                        -----------   -------------
                                                                         50,752,225      31,042,496
                                                                        ===========   =============

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31 MARCH 2005 (CONTINUED)

12.   INTERESTS IN SUBSIDIARIES (CONTINUED)

      The amounts due from / (to) subsidiaries are unsecured, interest-free and have no fixed terms of repayment.

      Details of the subsidiaries as at 31 March 2005 are as follows :

                                                                Percentage of
                             Place of                           issued capital
                          incorporation/    Nominal value        held by the
Name of company           establishment   of issued capital     company directly    Principal activities
---------------           -------------   -----------------     ----------------    --------------------
The Joint Venture (name     The PRC        US$15,000,000         100%            Manufacture of consumer
  withheld and filed                                                             electronic products
  separately with The                                                            (operations not commenced
  Securities and                                                                 yet)
  Exchange Commission)
The Joint Venture (name     Hong Kong        HK$200,000          100%            Trading of consumer
  withheld and filed                                                             electronic products and
  separately with The                                                            investment holding
  Securities and
  Exchange Commission)
  The Joint Venture       British Virgin        US$1             100%            Trading of machinery and
  (name withheld and         Islands                                             equipment (business not
  filed separately with                                                          commenced yet)
  The Securities and
  Exchange Commission)
The Joint Venture (name     Hong Kong        HK$10,000           100%            Dormant
withheld and filed
separately with The
Securities and Exchange
Commission)

13.   INVENTORIES

                                      Group                           Company
                            ---------------------------     ---------------------------
                               2005            2004            2005            2004
                                HK$             HK$             HK$             HK$

Raw materials                12,704,515      12,850,606      12,704,515      12,850,606
Work in progress              2,051,929       1,699,740       2,051,929       1,699,740
Finished goods                3,541,592       5,865,173       3,244,812       5,865,173
                            -----------     -----------     -----------     -----------
                             18,298,036      20,415,519      18,001,256      20,415,519
                            ===========     ===========     ===========     ===========

The amounts above include  inventories at net realisable value of HK$Nil (2004 :
Nil).

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31 MARCH 2005 (CONTINUED)

14.   AMOUNT DUE FROM A SUBSIDIARY

      The amount is unsecured and arises from trading activities of which the settlement period is in accordance with normal commercial terms.

      Interest was charged on the overdue portion of the balance at 6% per annum from 1 April 2003 to 30 September 2004. Interest was charged on the overdue portion over HK$3,900,000 (equivalent to US$500,000) from 1 October 2004 to 31 March 2005.

15.   AMOUNT DUE FROM A SHAREHOLDER

      The amount is unsecured, interest bearing at 6% per annum of the overdue trading balance and has no fixed terms of repayment.

16.   LOAN TO A SHAREHOLDER

      The loan to a shareholder is unsecured, interest bearing at 6% per annum and has no fixed terms of repayment.

17.   AMOUNT DUE TO A RELATED COMPANY/A SHAREHOLDER

      The amount is unsecured, interest-free and has no fixed terms of repayment.

18.   DIVIDEND PAYABLE

      At a board meeting held on 7 February 2004, the directors declared a final dividend of HK$5,850,000 per share, totalling HK$11,700,000, which is expected to be payable to the shareholders upon successful initial listing of the company's shares on the Main Board of The Stock Exchange of Hong Kong Limited ("the HKEX").

19.   LOANS FROM SHAREHOLDERS

      The loans are unsecured, interest-free and repayable on demand by the respective shareholders with the consent of each other and upon successful initial listing of the company's shares on the Main Board of the HKEX, whichever is earlier.

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31 MARCH 2005 (CONTINUED)

20.   DEFERRED TAXATION

      The following are the major deferred tax liabilities recognised in the balance sheet and the movements during the current and prior years :

Group and Company
                                                                Accelerated
                                                                    tax
                                                               depreciation
                                                                    HK$

Balance at 1 April 2003                                            30,000
Charge to income statement                                         45,000
                                                                  -------

Balance at 31 March 2004 and 1 April 2004                          75,000
Charge to income statement                                        118,000
                                                                  -------

Balance at 31 March 2005                                          193,000
                                                                  =======

20.   DEFERRED TAXATION (CONTINUED)

                                                           2005         2004
                                                            HK$          HK$

Deferred tax liabilities recognised in the balance
  sheets of the group and company                         193,000       75,000
                                                        ==========    ==========

At the balance sheet date, the major component of the deferred tax assets has not been recognised is the temporary difference in respect of the pre-operating expenses incurred by The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission), the PRC subsidiary of the company, of approximately HK$1,074,000 (2004 : HK$414,000) as it is not probable that future taxable profits will be available against which this deductible temporary difference can be utilised.

21.   SHARE CAPITAL

                                                          2005         2004
                                                           HK$          HK$

Authorised :
   100 ordinary shares of HK$100 each                     10,000       10,000
                                                        ==========   ==========

Issued and fully paid :
   2 ordinary shares of HK$100 each                          200          200
                                                        ==========   ==========

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31 MARCH 2005 (CONTINUED)

22.   RESERVES

         Group                                           2005           2004
                                                          HK$            HK$

        Exchange reserve                                   34,233          8,378
        Retained profits                               83,261,781     62,755,463
                                                      ------------   -----------
                                                       83,296,014     62,763,841
                                                      ============   ===========

      Details of the movements in the above reserves during the year are set out in the consolidated statement of changes in equity on page 5.

Company                                                        Retained profits
                                                                            HK$

Balance at 1 April 2003                                             44,023,896
Profit for the year (Restated)                                      51,446,922
Dividends                                                          (29,850,506)
                                                                  ------------

Restated balance at 31 March 2004 and 1 April 2004                  65,620,312
                                                                  ------------
Balance at 1 April 2004 as previously reported                      60,713,660
Prior year adjustments (Note 29)                                     4,906,652
                                                                  ------------

Profit for the year                                                 42,542,423
Dividends                                                          (18,508,258)
                                                                  ------------
Balance at 31 March 2005                                            89,654,477
                                                                  ============

23.   OPERATING LEASE COMMITMENTS

      At 31 March 2005, the total future minimum rental receivable under non-cancellable operating leases in respect of land and buildings are as follows :

                                                            Group and Company
                                                        ------------------------
                                                         2005            2004
                                                          HK$             HK$

        Within one year                                     76,800        76,800
        In the second to fifth years                        53,265       130,133
                                                        -----------   ----------
                                                           130,065       206,933
                                                        ===========   ==========

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31 MARCH 2005 (CONTINUED)

      At  31  March  2005,   the  total  future  minimum  lease  payments  under
      non-cancelable operating leases in respect of land and buildings are payable as follows :

                                         Group                   Company
                                 ---------------------    ----------------------
                                   2005         2004         2005         2004
                                   HK$           HK$          HK$         HK$

Within one year                  1,202,000     915,000      996,000      845,000
 In the second to fifth years    1,054,516   1,820,000      980,000    1,820,000
                                 ---------   ---------    ---------    ---------
                                 2,256,516   2,735,000    1,976,000    2,665,000
                                 =========   =========    =========    =========

      The group and the company lease office premises under operating leases. The leases run for an initial period of one to two years, with an option to renew the leases at the expiry dates. None of the leases includes contingent rentals.

24.   DIRECTORS' REMUNERATION

      Remuneration of the directors disclosed pursuant to section 161 of the Hong Kong Companies Ordinance is as follows :

                                       Group                    Company
                              -----------------------  -------------------------
                                  2005          2004        2005          2004
                                  HK$            HK$         HK$           HK$

Fees                                 --            --          --            --
Other emoluments                     --            --          --            --
                              ==========   ==========  ==========    ==========

25.   CAPITAL COMMITMENTS

                                                  Group                         Company
                                       --------------------------    ---------------------------
                                           2005           2004             2005          2004
                                           HK$             HK$              HK$           HK$
Contracted but not provided for
 the purchase of property, plant
  and equipment                          3,548,800             --      9,779,740             --
Contracted but not provided for the
 construction of the factory
 premises in the PRC                     5,462,297      7,891,988             --             --
Capital contributions payable to a
 PRC wholly-owned subsidiary                    --             --     84,552,000    107,640,000
                                       -----------    -----------    -----------    -----------
                                         9,011,097      7,891,988     94,331,740    107,640,000
                                       ===========    ===========    ===========    ===========

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31 MARCH 2005 (CONTINUED)

26.   CONTINGENT LIABILITES

                                           Group                  Company
                                  ---------------------    ---------------------
                                     2005        2004          2005        2004
                                      HK$         HK$           HK$         HK$

Discounted bills with recourse    3,906,240     537,807           --          --
                                  ---------   ---------    ---------   ---------
                                  3,906,240     537,807           --          --
                                  =========   =========    =========   =========

27.   RELATED PARTY TRANSACTIONS

      During the year, the following transactions were carried out with related parties :

                                                             Group
                                                ---------------------------
                                                    2005             2004
                                                     HK$              HK$

Transactions with a related company
  Rental expense                                   840,000          840,000
  Management fee expense                         4,434,600        3,281,250
  Management bonus expense                       3,337,730        3,182,783
  Purchase of a PRC land use right                      --        7,616,054

Transactions with a shareholder
  Sales                                         82,241,295       58,205,352
  Purchases                                      2,410,042        3,977,932
  Sales commission expense                       1,111,515          678,373
  Interest income                                  229,550          198,245
  Interest expenses                                 46,957           44,648

Transaction with a director
  Rental expenses                                  240,000          240,000

28.   MAJOR NON-CASH TRANSACTION

      During the year, HK$3,582,073 (2004 : HK$9,075,253) of the dividends for the year was settled through the current account with a shareholder.

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31 MARCH 2005 (CONTINUED)

29.   PRIOR YEAR ADJUSTMENTS

      For the year ended 31 March 2004, a dividend income of HK$22,035,000 from and a facility usage fee of HK$26,941,652 to a subsidiary were recorded in the books of the company. During the process of preparing for listing of the company's shares on the Main Board of the HKEX in 2004, it was found out that such facility usage fee should be reversed in order to comply with the relevant PRC regulations and accordingly, the dividend from the subsidiary to the company has also been reversed.

      The directors consider it appropriate to effect the above reversals through prior year adjustments in the financial statements of the company for the year ended 31 March 2005. As a result, the retained earnings and the amount due from a subsidiary as at 31 March 2004 and the net profit for the year then ended of the company have been increased by HK$4,906,652 individually.

      Except for reclassification of certain tax reconciling items of the group as set out in note 6 to the financial statements, there is no tax attributable to these prior year adjustments to the company and the group.

30.   COMPARATIVE FIGURES

      Certain comparative figures have been adjusted as a result of the prior year adjustments, details of which are set out in note 29 to the financial statements.

31.   APPROVAL OF THE FINANCIAL STATEMENTS

      The financial statements were approved by the board of directors on 24 June 2005.

                                                                     SCHEDULE II

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED March 31, 2005, 2004 and 2003

                                      Balance at      Charged to       Charged to
                                      beginning        cost and          other                       Balance at
                                       of year         expenses        accounts       Deductions     end of year
Year ended March 31, 2005            ----------      ----------       ----------     -----------     -----------
Allowance for doubtful accounts      $   15,000      $        0      $        0      $        0      $   15,000

Year ended March 31, 2004
Allowance for doubtful accounts      $   10,000      $   64,537      $        0      $   59,537      $   15,000

Year ended March 31, 2003
Allowance for doubtful accounts      $   68,358      $   10,000      $        0      $   68,358      $   10,000

Year ended March 31, 2005
Allowance for inventory reserve      $  100,000      $        0      $        0      $        0      $  100,000

Year ended March 31, 2004
Allowance for inventory reserve      $  101,741      $        0      $        0      $    1,741      $  100,000

Year ended March 31, 2003
Allowance for inventory reserve      $  111,741      $        0      $        0      $   10,000      $  101,741

Year ended March 31, 2005
Valuation allowance                  $1,015,315      $        0      $   47,595      $  286,387      $  776,523

Year ended March 31, 2004
Valuation allowance                  $  912,696      $        0      $  102,619      $        0      $1,015,315

Year ended March 31, 2003
Valuation allowance                  $1,848,455      $        0      $        0      $  935,759      $  912,696