Form 10-Q
period 2005-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2005-08-12
CIK 102109

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2005

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

                                  Inapplicable
               ---------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed from last report.)

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

At August 11, 2005, the number of shares outstanding of the registrant's common stock was 1,673,498.

================================================================================

                                TABLE OF CONTENTS

Part I - Financial Information                                              Page

      Item 1.     Consolidated Financial Statements (unaudited):

                  Consolidated Balance Sheets at June 30, 2005
                  and March 31, 2005                                          3

                  Consolidated Statements of Earnings for the Three
                  Months Ended June 30, 2005 and 2004                         4

                  Consolidated Statements of Cash Flows for the Three
                  Months Ended June 30, 2005 and 2004                         5

                  Notes to Consolidated Financial Statements                  6

      Item 2.     Management's  Discussion  and  Analysis  of  Financial
                  Condition and Results of Operations                         9

      Item 3.     Quantitative and Qualitative Disclosure
                  About Market Risk                                           12

      Item 4.     Controls and Procedures                                     12


Part II - Other Information

      Item 1.     Legal Proceedings                                           13

      Item 6.     Exhibits                                                    13

                  Signatures                                                  14

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                       ASSETS                  June 30, 2005      March 31, 2005
                                               -------------      --------------

CURRENT ASSETS
Cash                                             $   117,496         $    59,287
Accounts receivable:
  Trade less allowance for doubtful
   accounts of $15,000 at June 30 and              1,229,256           1,014,757
  March 31, 2005
  Employees                                           23,889              21,503
                                                 -----------         -----------
                                                   1,253,145           1,036,260

Amount due from factor                             4,115,055           3,394,084
Inventories, net                                   4,032,290           4,834,486
Prepaid expenses                                     280,209             145,394
                                                 -----------         -----------

TOTAL CURRENT ASSETS                               9,798,195           9,469,511

DEFERRED TAX ASSET                                   451,780             351,780

INVESTMENT IN JOINT VENTURE                        6,833,379           6,131,481

PROPERTY AND EQUIPMENT - NET                          77,181              81,690

OTHER ASSETS
                                                      15,486              15,486
                                                 -----------         -----------
TOTAL ASSETS                                     $17,176,021         $16,049,948
                                                 ===========         ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                 $ 1,767,543         $ 1,725,402
Accrued liabilities:
    Patent litigation and settlement reserve         649,893             555,893
    Professional fees                                415,413             355,652
    Payroll, commissions and other
                                                     555,295             515,333
                                                 -----------         -----------
TOTAL CURRENT LIABILITIES                          3,388,144           3,152,280

COMMITMENTS AND CONTINGENCIES                           --                  --

SHAREHOLDERS' EQUITY
Common stock, $.01 par value per share;
  authorized 20,000,000 shares; issued
  and outstanding 1,653,164 and 1,652,998
  shares at June 30, 2005 and
  March 31, 2005, respectively                        16,532              16,530
Additional paid-in capital                        11,469,881          11,469,444
Retained earnings                                  2,301,464           1,411,694
                                                 -----------         -----------

TOTAL SHAREHOLDERS' EQUITY                        13,787,877          12,897,668
                                                 -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $17,176,021         $16,049,948
                                                 ===========         ===========

          See accompanying notes to consolidated financial statements.

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                   Three Months Ended June 30,
                                                     2005               2004
                                                 -----------        -----------

Net sales                                        $ 6,923,810        $ 4,874,782
Cost of goods sold                                 4,874,856          3,390,069
                                                 -----------        -----------

GROSS PROFIT                                       2,048,954          1,484,713

Research and development expense                      52,178             66,226
Selling, general and administrative expense        1,888,060          1,181,358
                                                 -----------        -----------

Operating income                                     108,716            237,129

Other income (expense):
   Interest income and other                           9,667               --
   Interest expense                                  (17,941)           (12,771)
                                                 -----------        -----------

INCOME BEFORE EARNINGS FROM JOINT VENTURE            100,442            224,358

Earnings from Joint Venture:
   Equity in earnings of Joint Venture               701,900            541,939
                                                 -----------        -----------

NET INCOME BEFORE TAXES                              802,342            766,297

Provision for income tax (benefit) expense           (87,428)              --
                                                 -----------        -----------

NET INCOME                                       $   889,770        $   766,297
                                                 ===========        ===========

Net income per common share amounts
   Basic                                               $0.54              $0.49
   Diluted                                             $0.50              $0.44

Weighted average number of
  common shares outstanding
   Basic                                           1,653,025          1,564,702
   Diluted                                         1,788,428          1,757,283


          See accompanying notes to consolidated financial statements.

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         Three Months Ended June 30,
                                                             2005            2004
                                                          ---------       ---------
OPERATING ACTIVITIES
Net income                                               $ 889,770           $ 766,297
Adjustments  to reconcile net income
  to net cash (used in) provided
  by operating activities:
   Depreciation and amortization                             6,911               8,095
   Earnings of the Joint Venture                          (701,900)           (541,939)
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable and      (937,856)            765,696
amounts due from factor
      Decrease (increase) in inventories and prepaid       667,381            (895,312)
expenses
      Increase (decrease) in accounts payable and          235,864            (281,696)
      (Increase) in deferred tax asset
                                                          (100,000)                 --
                                                         ---------           ---------


NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         60,170            (178,859)

INVESTING ACTIVITIES:
    Purchase of property, plant and equipment               (2,400)             (4,190)
                                                         ---------           ---------

NET CASH USED IN INVESTING ACTIVITIES                       (2,400)             (4,190)

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock from                439              43,257
exercise of employee stock options
    Principal payments on capital lease                         --              (2,788)
                                                         ---------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      439              40,469
                                                         ---------           ---------

INCREASE (DECREASE) IN CASH                                 58,209            (142,580)

Cash at beginning of period                                 59,287             188,190
                                                         ---------           ---------

CASH AT END OF PERIOD                                    $ 117,496           $  45,610
                                                         ---------           ---------

Supplemental information:
  Interest paid                                          $  17,941           $  12,771


            See accompanying notes to consolidated financial statements.

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Statement of Management

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the Company's March 31, 2005 audited financial statements filed with the Securities and Exchange Commission on Form 10-K. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Income Taxes

No income tax expense has been provided for the three month period ended June 30, 2005, principally as a result of the carryforward of prior years' operating losses. The valuation allowance previously established to offset tax benefits associated with our net operating loss carryforwards and other deferred tax assets was reduced during the quarter by $100,000, resulting in a net income tax benefit of $87,428. The valuation allowance is heavily influenced by historical results of operations and management believes recent operating results support the recognition of a portion of the income tax benefits associated with realization of net operation loss carryforwards and other deferred tax assets. We will continue to monitor the remaining valuation allowance of $676,523 which offsets future tax benefits associated with net operating loss carryforwards and other deferred tax assets until circumstances indicate the allowance is no longer required.

Joint Venture

The Company maintains a 50% interest in a joint venture with a Hong Kong corporation ("Joint Venture") that has manufacturing facilities in the People's Republic of China, for the manufacturing of security products. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture for the three months ended June 30, 2005 and 2004:

                                             2005                 2004
                                         -----------          -----------
      Net sales                          $ 6,013,212          $ 6,843,904
      Gross profit                         2,120,533            2,214,058
      Net income                           1,200,195            1,238,336
      Total current assets                 7,320,006            6,789,802
      Total assets                        16,673,743           13,841,081
      Total current liabilities            4,717,636            4,547,686

During the three months ended June 30, 2005 and 2004, respectively, the Company purchased $2,835,861 and $2,693,179 of products from the Hong Kong Joint Venture. At June 30, 2005 and 2004, the Company had amounts payable to the Hong Kong Joint Venture of $500,000 and $341,451, respectively. For the quarter ended June 30, 2005, the Company has adjusted its equity in earnings of the Joint Venture to reflect a reduction of $101,802 in inter-company profit in inventory as required by US GAAP.

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three month period ended June 30, 2005 and 2004 is as follows:

                                                   Three Months Ended June 30,
                                                     2005               2004
                                                 -----------         -----------
Weighted average number of common shares           1,653,025           1,564,702
outstanding for basic EPS

Shares issued upon the assumed exercise of
outstanding stock options                            135,403             192,581
                                                 -----------         -----------

Weighted average number of common and common
equivalent shares                                  1,788,428           1,757,283
                                                 ===========         ===========
outstanding for diluted EPS

At June 30, 2005 and 2004 there were no securities outstanding whose issuance would have an anti-dilutive effect on the earnings per share calculation. All share and per share amounts included in the consolidated financial statements have been retroactively adjusted to reflect the 4-for-3 stock dividend paid on April 5, 2004 to shareholders of record on March 15, 2004.

Stock Based Compensation

During the three months ended June 30, 2005 and 2004, the Company granted options for the purchase of 0 and 1,000 shares, respectively, to employees. The options issued during the three months ended June 30, 2004 are exercisable at an average price of $13.00 per share, respectively, expiring in 2009, and vest over a four year period from the date of grant.

Subsequent to June 30, 2005, on July 12, 2005, as described in Part II, Other Information, Item 1 - Legal Proceedings, the Company settled the litigation with a former director. As a part of this settlement, the Company accepted the June 6, 2002 exercise by the former director of the option to purchase 20,000 shares at an exercise price of $2.25 per share. The exercise price for these shares was paid simultaneously with the closing of the settlement agreement.

The Company uses the intrinsic value method as defined by Accounting Principles Board Opinion No. 25 to account for stock-based employee compensation. The Company has adopted the disclosure requirements of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB No. 148. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in the period.


                                                   Three Months Ended June 30,
                                                     2005              2004
                                                 -----------        -----------

Net income, as reported                          $   889,770        $   766,297

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                  (25,962)           (14,531)
                                                 -----------        -----------

Pro forma net income                             $   863,808        $   751,766
                                                 ===========        ===========

Earnings per share:
Basic - as reported                              $      0.54        $      0.49
                                                 ===========        ===========
Basic - pro forma                                $      0.52        $      0.48
                                                 ===========        ===========
Diluted - as reported                            $      0.50        $      0.44
                                                 ===========        ===========
Diluted - pro forma                              $      0.48        $      0.43
                                                 ===========        ===========

All share and per share amounts included in the consolidated financial statements have been retroactively adjusted to reflect the 4-for-3 stock dividend paid on April 5, 2004 to shareholders of record on March 15, 2004.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting for Changes and Error Corrections - a replacement of Accounting Opinions Board ("APB") Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to changes in accounting principles for prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after this statement was issued. The Company has adopted SFAS No. 154 as of its issuance and will apply its provisions to any changes in accounting principle that occur in future periods. The Company's adoption of SFAS No. 154 did not have a material impact on the Company's financial condition or results of operations during the three months ended June 30, 2005.

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123R, "Share-Based Payment," which requires companies to expense the value of employee stock options and similar awards. The effective date of FASB 123R is for interim and annual periods beginning after June 15, 2005.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), which provides guidance on the implementation of SFAS No. 123R, including guidance related to share-based payment transactions with nonemployees, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, and the accounting for income tax effects of share-based payment arrangements under SFAS No. 123R.

In April 2005, the SEC delayed the implementation date for SFAS No. 123R until an issuer's first annual period that begins after June 15, 2005. Therefore, the Company is required to adopt SFAS No. 123R effective April 1, 2006, using one of three implementation alternatives. The Company anticipates that the adoption of SFAS No. 123R may have a significant impact on the Company's financial statements. The Company is currently in the process of determining which implementation alternative to use and what the overall accounting impact of adopting SFAS No. 123R may be.

Reclassifications

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 and 2004

      Sales. Net sales for the three months ended June 30, 2005 were $6,923,810 compared to $4,874,782 for the comparable three months in the prior fiscal year, an increase of $2,049,028 (42.03%). Net sales of safety products increased by $2,545,631 compared to the quarter ended June 30, 2004. The primary reason for the increase in safety sales was that sales were up across our core product lines, including ground fault circuit interrupters (GFCI), smoke and carbon monoxide alarms and chimes.

      Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin decreased .9%, to 29.6% of sales for the quarter ended June 30, 2005 from 30.5% for the corresponding quarter last year. The decrease in gross profit margin resulted from increased costs of purchases from the Company's foreign suppliers and changes in the mix of products sold.

      Expenses. Selling, general and administrative expenses increased by $706,702 from the comparable three months in the prior year. As a percentage of net sales, these expenses increased to 27.3% for the three month period ended June 30, 2005, from 24.2% for the comparable 2004 period. The increase in selling and general administrative expense as a percent of sales was due to higher sales volume and variable costs that increase with sales. Various expense categories contributed to the increased dollar amount of the expense, but the following major account classifications were significant factors in this dollar increase: (i) Commissions and freight charges, as a percentage of sales, remained consistent with commissions and freight charges of the prior year; however, these expenses vary directly with sales volume and, therefore, of the $706,702 increase in expenses, $241,181 is attributable to commissions and freight charges from higher sales volume during the 2005 period. (ii) Professional fees (principally associated with the previously reported suit by a former director and chief executive officer) increased by $432,366 for the 2005 period as compared to the same quarter in the previous year. As previously reported (see Part II, Other Information, Item 1 - Legal Proceedings), the litigation with the former director and chief executive officer settled on July 12, 2005.

      Interest Expense and Income. Our interest expense, net of interest income, decreased to $8,274 for the quarter ended June 30, 2005 from $12,771 for the quarter ended June 20, 2004. The lower net interest expenses resulted primarily from an increase in interest income on investments.

      Net Income. We reported net income of $889,770 for the quarter ended June 30, 2005 compared to net income of $766,297 for the corresponding quarter of the prior fiscal year. The primary reason for the increase in net income is increased earnings from our Hong Kong Joint Venture, the tax benefit arising from the reduction of the deferred tax asset valuation allowance, partially offset by increased selling, general and administrative expense.

FINANCIAL CONDITION AND LIQUIDITY

      Our cash needs are currently met by funds from our Factoring Agreement which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum amount available under the Factoring Agreement is currently $7,500,000. However, based on specified percentages of our accounts receivable and inventory and letter of credit commitments, we had $5,254,000 available under the Factoring Agreement, all of which was available as of June 30, 2005. The interest rate under the Factoring Agreement on the uncollected factored accounts as of June 30, 2005 was 6.25%. Borrowings are collateralized by all of our accounts receivable and inventory.

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

      Our accounts receivable as of the end of our last fiscal year (net of allowances for doubtful accounts) were $1,014,757, and were $1,229,256 as of June 30, 2005. The increase in trade accounts receivable during the first three months of the current fiscal year is due to increased sales, primarily direct shipments from our foreign manufacturers, directly to customers for which we bear the credit risk. Our prepaid expenses as of the end of our last fiscal year were $145,394, and were $280,209 as of June 30, 2005. The increase in prepaid expenses during the first three months of the current fiscal year is primarily due to the timing of premium payments to various insurance carriers.

      Operating activities provided cash of $60,170 for the period ended June 30, 2005. This was primarily due to a decrease in inventory and prepaid expenses of $667,381, and an increase in accounts payable and accrued expenses of $235,864, which were partially offset by equity in the earnings from our Hong Kong Joint Venture of $701,900 and an increase in accounts receivable and amounts due to factor of $937,856.

      Investing activities used cash of $2,400 in the current period from purchases of office equipment. For the same period last year, investing activities used cash of $4,190.

      Financing activities provided cash of $439 from the exercise of employee stock options. For the same period last year, financing activities provided cash of $40,469.

      We believe that funds available under the Factoring Agreement, distributions from the Hong Kong Joint Venture, working capital, and our new line of credit provide us with sufficient resources to meet our requirements for liquidity and working capital in the ordinary course of our business over the next twelve months and over the long term.

HONG KONG JOINT VENTURE

      Net Sales. Net sales of the Hong Kong Joint Venture for the three months ended June 30, 2005 were $6,013,212, compared to $6,843,904, for the comparable period in the prior fiscal year. Sales of the Hong Kong Joint Venture to the Company amounted to $2,835,861 (47%) for the three month period ended June 30, 2005 and $2,693,179 (39%) for the same period of the prior year.

      Net Income. Net income for the three months ended June 30, 2005 was $1,200,195, compared to $1,238,336, in the comparable period last year. The 0.3% decrease in net income for the quarter was mainly due to lower sales.

      Gross Margins. Gross margins of the Hong Kong Joint Venture for the three month period ended June 30, 2005 increased to 35% from 32% for the 2004 period. The increase in the percent of gross margin is due primarily to price increases initiated during the past fiscal year.

      Expenses. Selling, general and administrative expenses were $886,270, for the three month period ended June 30, 2005, compared to $864,871, in the prior year's respective period. As a percentage of sales, expenses were 15%, for the three month period ended June 30, 2005, compared to 13%, for the three month period ended June 30, 2004. The increase in selling, general and administrative expense was primarily due to increased professional fees associated with the pursuit of legal action against a company in Germany which the Hong Kong Joint Venture believes is infringing on patents and copyrights of the Hong Kong Joint Venture.

      Interest Income and Expense. Interest expense, net of interest income, was $6,870, for the three month period ended June 30, 2005, compared to interest expense of $9,780 for the prior year's period.

      Liquidity. Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During the three months ended June 30, 2005, working capital increased by $1,008,603 from $1,593,767 on March 31, 2005 to $2,602,370 on June 30, 2005.

      As we previously reported, the Hong Kong Joint Venture was being positioned for a possible initial public offering (IPO). On June 30, 2005, the Joint Venture filed for listing of an IPO on the Main Board of the Hong Kong Stock Exchange. No assurances can be given that these steps will result in an IPO for the Hong Kong Joint Venture. We will report further developments at such time as permitted in accordance with Hong Kong and U.S. regulations. Should the Hong Kong Joint Venture complete its IPO, our ownership of the Joint Venture will be reduced.

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

      We believe the following critical accounting policies affect management's more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion on the application on these and other accounting policies, see Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended March 31, 2005. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

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

      A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is a negative evidence such as cumulative losses and losses in recent years. Cumulative losses weigh heavily in the overall assessment. Accordingly, based on current results of operations, the balance of the valuation allowance for our remaining net deferred tax assets at June 30, 2005 has been reduced to $676,523.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      No material changes have occurred in our quantitative and qualitative market risk disclosures as presented in our Annual Report Form 10-K for the year ended March 31, 2005.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      As previously reported, Michael L. Kovens filed an action in Baltimore County Circuit Court (Case No. C-03-9639) against the Company and the Estate of Stephen C. Knepper, Harvey B. Grossblatt, Ronald A. Seff, M.D., Howard Silverman, Ph.D., and Cary Luskin, alleging various claims and seeking various relief. The Company incorporates by reference into this Report the information reported in the Company's Current Report on Form 8-K, filed on July 14, 2005, with respect to the July 12, 2005 settlement of this litigation.

      On June 10, 2003, Leviton Manufacturing Co., Inc. filed a second civil suit against the Company and its USI Electric subsidiary in the United States District Court for the District of Maryland (Case No. 03cv1701), alleging this time that the Company's GFCI units infringe one or more of its more recently issued patents for reset lockout technology related to but not required by UL Standard 943 for ground GFCI units, effective January 2003 ("Leviton II"). Leviton also asserted trade dress and unfair competition claims which largely correspond to the claim in the "Leviton l" suit. On July 23, 2003, the GFCI manufacturer, Shanghai Meihao Electric, Inc., filed an action for Declaratory Judgment of non-infringement, invalidity, and unenforceability of the asserted patents. The Court has bifurcated the action into liability and damage phases, linked the supplier's Declaratory Judgment action with the action against the Company, and consolidated Leviton I with Leviton II. In March 2005, the court dismissed one of the Leviton patents from the suit and in April 2005, issued a claims construction Order that favors the position of the Company. Discovery is concluded and the Company has filed for summary judgment on certain aspects of its defenses to both the accused trade dress infringement and patent infringement. In the event of an unfavorable outcome, the amount of any potential loss to USI is not yet determinable.

ITEM 6.     EXHIBITS

Exhibit No.
3.1 Articles of Incorporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2 Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3 Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004, File No.
      1-31747)
10.1  Non-Qualified Stock Option Plan, as amended  (incorporated by reference to
      Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 1-31747)
10.2 Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3 Amended Factoring Agreement with CIT Group (successor to Congress Talcott, Inc.) dated November 14, 1999 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.4 Amendment to Factoring Agreement with CIT Group (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-31747)
10.5 Amendment to Factoring Agreement with CIT Group dated September 28, 2004 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 1-31747)
10.6 Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 1-31747)
10.7 Amended and Restated Employment Agreement dated April 1, 2003 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit
      10.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.8 Settlement Agreement with respect to Michael Kovens vs. Universal Security Instruments, Inc. et al.*

31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1   Section 1350 Certifications*
99.1  Press Release dated August 12, 2005*
*Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNIVERSAL SECURITY INSTRUMENTS, INC.
                                        (Registrant)


Date: August 12, 2005                   By:  /s/ Harvey B. Grossblatt
                                        ----------------------------------
                                        Harvey B. Grossblatt
                                        President, Chief Executive Officer


                                        By:  /s/  James B. Huff
                                        ----------------------------------
                                        James B. Huff
                                        Vice President, Chief Financial Officer