Form 10-Q
period 2005-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2005-11-14
CIK 102109

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 2005

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

At November 14, 2005, the number of shares outstanding of the registrant's common stock was 1,673,498.


================================================================================

                                TABLE OF CONTENTS

Part I - Financial Information                                              Page
                                                                            ----

      Item 1. Consolidated Financial Statements (unaudited):

              Consolidated Balance Sheets at September 30, 2005
              and March 31, 2005                                               3

              Consolidated Statements of Earnings for the Three
              Months Ended September 30, 2005 and 2004                         4

              Consolidated Statements of Earnings for the Six
              Months Ended September 30, 2005 and 2004                         5

              Consolidated Statements of Cash Flows for the Six
              Months Ended September 30, 2005 and 2004                         6

              Notes to Consolidated Financial Statements                       7

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       10

      Item 3. Quantitative and Qualitative Disclosure About Market Risk       13

      Item 4. Controls and Procedures                                         13

Part II - Other Information

      Item 1. Legal Proceedings                                               15

      Item 4. Submission of Matters to a Vote of Security Holders             15

      Item 6. Exhibits                                                        16

              Signatures                                                      17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                    ASSETS                                      September 30, 2005   March 31, 2005
                                                                                ------------------   --------------
CURRENT ASSETS
Cash                                                                            $          131,833   $       59,287
Accounts receivable:
  Trade (less allowance for doubtful accounts of $15,000)                                1,168,005        1,014,757
  Employees                                                                                 22,283           21,503
                                                                                ------------------   --------------
                                                                                         1,190,288        1,036,260

Amount due from factor                                                                   4,806,123        3,394,084
Inventory                                                                                3,963,827        4,834,486
Prepaid expenses                                                                           286,798          145,394
                                                                                ------------------   --------------

TOTAL CURRENT ASSETS                                                                    10,378,869        9,469,511

DEFERRED TAX ASSET                                                                         551,780          351,780

INVESTMENT IN JOINT VENTURE                                                              6,869,364        6,131,481

PROPERTY AND EQUIPMENT - NET                                                                71,882           81,690

OTHER ASSETS                                                                                15,486           15,486

TOTAL ASSETS                                                                    $       17,887,381   $   16,049,948
                                                                                ==================   ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                $        1,819,248   $    1,725,402
Accrued liabilities:
  Patent litigation reserve                                                                635,318          806,679
  Payroll, commissions and other                                                           436,365          620,199
                                                                                ------------------   --------------

TOTAL CURRENT LIABILITIES                                                                2,890,931        3,152,280
                                                                                ------------------   --------------

COMMITMENTS AND CONTINGENCIES                                                                   --               --

SHAREHOLDERS' EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares;
  issued and outstanding 1,673,498 and 1,652,998 shares at September 30, 2005
  and March 31, 2005, respectively                                                          16,735           16,530
Additional paid-in capital                                                              11,515,556       11,469,444
Retained earnings                                                                        3,464,159        1,411,694
                                                                                ------------------   --------------
TOTAL SHAREHOLDERS' EQUITY                                                              14,996,450       12,897,668
                                                                                ------------------   --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $       17,887,381   $   16,049,948
                                                                                ==================   ==============

          See accompanying notes to consolidated financial statements.

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                            Three Months Ended
                                                               September 30,
                                                        --------------------------
                                                            2005           2004
                                                        -----------    -----------
Net sales                                               $ 7,119,100    $ 6,622,221
Cost of goods sold                                        4,840,262      4,500,443
                                                        -----------    -----------

GROSS PROFIT                                              2,278,838      2,121,778

Research and development expense                             49,636         79,995
Selling, general and administrative expense               1,700,809      1,641,124
                                                        -----------    -----------

Operating income                                            528,393        400,659

Other expense:
   Interest expense                                         (15,103)       (18,683)
                                                        -----------    -----------


INCOME BEFORE EARNINGS FROM JOINT VENTURE                   513,290        381,976

Earnings from Joint Venture:
   Equity in earnings of Joint Venture                      549,405        661,860
                                                        -----------    -----------

NET INCOME BEFORE TAXES                                   1,062,695      1,043,836

Provision for income tax (benefit) expense                 (100,000)            --
                                                        -----------    -----------

NET INCOME                                              $ 1,162,695    $ 1,043,836
                                                        ===========    ===========

Net income per common share amounts:
  Basic                                                 $      0.69    $      0.66
  Diluted                                               $      0.64    $      0.59
Weighted average number of common shares outstanding:
  Basic                                                   1,673,498      1,580,149
  Diluted                                                 1,824,937      1,757,998

          See accompanying notes to consolidated financial statements.

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                              Six Months Ended
                                                                September 30,
                                                        ----------------------------
                                                            2005            2004
                                                        ------------    ------------

Net sales                                               $ 14,042,910    $ 11,497,003
Cost of goods sold                                         9,715,118       7,890,512
                                                        ------------    ------------

GROSS PROFIT                                               4,327,792       3,606,491

Research and development expense                             101,814         146,221
Selling, general and administrative expense                3,588,869       2,822,482
                                                        ------------    ------------

Operating income                                             637,109         637,788

Other expense:
   Interest expense                                          (23,377)        (31,454)
                                                        ------------    ------------

INCOME BEFORE EARNINGS FROM JOINT VENTURE                    613,732         606,334

Earnings from Joint Venture:
   Equity in earnings of Joint Venture                     1,251,305       1,171,281
                                                        ------------    ------------

NET INCOME BEFORE TAXES                                 $  1,865,037    $  1,777,615

Provision for income tax (benefit) expense                  (187,428)             --
                                                        ------------    ------------

                                                        $  2,052,465    $  1,777,615
                                                        ============    ============

Net income per common share amounts:
  Basic                                                 $       1.23    $       1.13
  Diluted                                               $       1.13    $       1.01
Weighted average number of common shares outstanding:
  Basic                                                    1,663,318       1,572,558
  Diluted                                                  1,817,759       1,761,141

          See accompanying notes to consolidated financial statements.

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six Months Ended September 30,
                                                                                         2005           2004
                                                                                     -----------    -----------
OPERATING ACTIVITIES
Net income                                                                           $ 2,052,465    $ 1,777,615
Adjustments  to reconcile net income to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                                                          13,818         12,363
   Earnings of the Joint Venture                                                      (1,251,303)    (1,171,281)
   Changes in operating assets and liabilities:
      (Increase) in accounts receivable and amounts due from factor                   (1,566,067)    (1,369,578)
      Decrease (increase) in inventories and prepaid expenses                            729,255       (267,468)
      (Decrease) increase in accounts payable and accrued expenses                      (261,349)       861,294
      (Increase) in deferred tax asset                                                  (200,000)            --
                                                                                     -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                                                   (483,181)      (157,055)

INVESTING ACTIVITIES:
   Dividends received from Joint Venture                                                 513,420             --
   Purchase of property and equipment                                                     (4,010)        (1,901)
                                                                                     -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                      509,410         (1,901)

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock from exercise of employee stock options         46,317         55,842
   Principal payments on capital lease                                                        --         (4,474)
                                                                                     -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 46,317         51,368
                                                                                     -----------    -----------

INCREASE  (DECREASE) IN CASH                                                              72,546       (107,588)

Cash at beginning of period                                                               59,287        188,190
                                                                                     -----------    -----------

CASH AT END OF PERIOD                                                                $   131,833    $    80,602
                                                                                     ===========    ===========

Supplemental information:
   Interest paid                                                                     $    23,377    $    31,454
   Income tax paid                                                                            --             --

Non-cash financing activities:
   Repayment of trade payables due the Joint Venture in lieu of cash distribution             --        458,940

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

Income Taxes

No income tax expense has been provided for in the three and six month periods ended September 30, 2005, principally as a result of the carryforward of prior years' operating losses. The valuation allowance previously established to offset tax benefits associated with our net operating loss carryforwards and other deferred tax assets was reduced during the six month period ended September 30, 2005 by $200,000, resulting in a net income tax benefit of $187,428. The valuation allowance is heavily influenced by historical results of operations and management believes recent operating results support the recognition of a portion of the income tax benefits associated with realization of net operating loss carryforwards and other deferred tax assets. We will continue to monitor the remaining valuation allowance of $576,523 which offsets future tax benefits associated with net operating loss carryforwards and other deferred tax assets until circumstances indicate the allowance is no longer required.

Joint Venture

The Company maintains a 50% interest in a joint venture with a Hong Kong corporation ("Joint Venture") that has manufacturing facilities in the Peoples' Republic of China, for the manufacturing of consumer electronic products. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture for the six months ended September 30, 2005 and 2004:

                                      2005          2004
                                  -----------   -----------
      Net sales                   $11,603,563   $13,058,422
      Gross profit                  3,993,796     4,223,978
      Net income                    2,222,036     2,561,766
      Total current assets          7,227,911     6,994,456
      Total assets                 16,665,745    14,507,826
      Total current liabilities     4,630,962     4,798,055


During the six months ended September 30, 2005 and 2004, respectively, the Company purchased $6,014,577 and $4,699,666 of products from the Hong Kong Joint Venture. At September 30, 2005 and 2004, the Company had amounts payable to the Hong Kong Joint Venture of $500,000. For the six month period ended September 30, 2005, the Company has adjusted its equity in earnings of the Joint Venture to reflect a reduction of $135,149 in inter-company profit in inventory as required by US GAAP.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting for Changes and Error Corrections - a replacement of Accounting Opinions Board ("APB") Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to changes in accounting principles for prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after this statement was issued. The Company has adopted SFAS No. 154 as of its issuance and will apply its provisions to any changes in accounting principle that occur in future periods. The Company's adoption of SFAS No. 154 is not expected to have an impact on the Company's financial condition or results of operations.

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three and six month periods ended September 30, 2005 and 2004 is as follows:

                                           Three Months Ended        Six months Ended
                                              September 30,            September 30,
                                          ---------------------   ---------------------
                                             2005        2004        2005        2004
                                          ---------   ---------   ---------   ---------
Weighted average number of common
  shares outstanding for basic EPS        1,673,498   1,580,149   1,663,318   1,572,558

Shares issued upon the assumed
  exercise of outstanding stock options     151,439     177,849     154,441     188,583
                                          ---------   ---------   ---------   ---------

Weighted average number of common
  and common equivalent shares
  outstanding for diluted EPS             1,824,937   1,757,998   1,817,759   1,761,141
                                          =========   =========   =========   =========


Basic and diluted weighted average number of common shares outstanding for the three and six month periods ended September 30, 2004 have been restated to show the effect of a 4-for-3 stock dividend paid on April 5, 2004 to shareholders of record on March 15, 2004.

At  September  30, 2005,  and 2004 there were no  securities  outstanding  whose
issuance  would  have  an  anti-dilutive   effect  on  the  earnings  per  share
calculation.

Stock Based Compensation

During the period ended September 30, 2005 and 2004, the Company granted options for the purchase of 0 and 1,000 shares, respectively, to employees. The options issued during the six months ended September 30, 2004, are exercisable at an average price of $13.00 per share, expiring in 2009, and vest over a four year period from the date of grant.

On July 12, 2005, the Company settled the litigation with a former director. As a part of this settlement, the Company accepted the June 6, 2002 exercise by the former director of the option to purchase 20,000 shares at an exercise price of $2.25 per share. The exercise price for these shares was paid simultaneously with the closing of the settlement agreement.

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

                                                       Three Months Ended          Six months Ended
                                                          September 30,              September 30,
                                                     -----------------------   ------------------------
                                                        2005         2004         2005         2004
                                                     ----------   ----------   ----------   -----------
Net income, as reported                              $1,162,695   $1,043,836   $2,052,465   $ 1,777,615

Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects            (25,962)     (15,520)     (51,924)      (31,040)
                                                     ----------   ----------   ----------   -----------

Pro forma net income                                 $1,136,733   $1,028,316   $2,000,541   $ 1,746,575
                                                     ==========   ==========   ==========   ===========

Earnings per share:
Basic - as reported                                  $     0.69   $     0.66   $     1.23   $      1.13
                                                     ==========   ==========   ==========   ===========
Basic - pro forma                                    $     0.68   $     0.65   $     1.20   $      1.11
                                                     ==========   ==========   ==========   ===========
Diluted - as reported                                $     0.64   $     0.59   $     1.13   $      1.01
                                                     ==========   ==========   ==========   ===========
Diluted - pro forma                                  $     0.62   $     0.58   $     1.10   $      0.99
                                                     ==========   ==========   ==========   ===========


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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and 2004

      Sales. Net sales for the three months ended September 30, 2005 were $7,119,100 compared to $6,622,221 for the comparable three months in the prior fiscal year, an increase of $496,879 (7.5%). The primary reason for the increase in sales was an increase in volume of sales of smoke alarm, GFCI and carbon monoxide alarm units.

      Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 32% of sales for the quarters ended September 30, 2005 and 2004.

      Expenses. Research and development, and selling, general and administrative expenses increased by $29,326 from the comparable three months in the prior year. As a percentage of net sales, these expenses were reduced to 25% for the three month period ended September 30, 2005, from 26% for the comparable 2004 period. The decrease in research, selling and general administrative expense as a percent of sales was due to higher sales volume and variable costs that did not increase at the same rate as sales.

      Interest Expense and Income. Our interest expense, net of interest income, decreased to $15,103 for the quarter ended September 30, 2005 from $18,683 for the quarter ended September 30, 2004. The lower interest expenses resulted primarily from a reduction in the average balance of borrowings.

      Net Income.  We reported net income of  $1,162,695  for the quarter  ended
September 30, 2005 compared to net income of $1,043,836 for the corresponding quarter of the prior fiscal year. The primary reason for the increase in net income is our increased earnings from domestic operations and income tax benefits totaling $231,314, offset by a decrease in earnings from our Hong Kong Joint Venture of $112,455 from the same period of the prior year.

Six Months Ended September 30, 2005 and 2004

      Sales. Net sales for the six months ended September 30, 2005 were $14,042,910 compared to $11,497,003 for the comparable six months in the prior fiscal year, an increase of $2,545,907 (22%). The primary reason for the increase in sales was an increase in volume of sales of smoke alarm, GFCI and carbon monoxide alarm units.

      Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company's gross profit margin decreased 0.6% from 31.4% for the period ended September 30, 2004 to 30.8% for the current period ended September 30, 2005. The primary reason for this was higher costs of goods sold which costs were not reflected in the pricing of our products.

      Expenses. Research and development, and selling, general and administrative expenses increased by $721,980 from the comparable six months in the prior year. As a percentage of sales, these expenses were 26.3% for the six month period ended September 30, 2005 from 25.8% for the comparable 2004 period. Various expense categories contributed to the increased dollar amount of the expense, but the following major account classifications were significant factors in this dollar increase: (i) Commissions and freight charges vary directly with sales volume and, therefore, of the $721,980 increase in expenses, commissions and freight expense of $371,729 is attributable to higher sales volume during the 2005 period. (ii) Professional fees associated with litigation and auditing costs increased by $339,929 for the 2005 period as compared to the same period in the previous year. The Company believes professional fees will decrease during the remainder of the current fiscal year as outstanding litigation issues are resolved.

      Interest Expense and Income. Our interest expense, net of interest income, decreased to $23,377 for the six months ended September 30, 2005, from $31,454 for the six months ended September 30, 2004. The lower interest expenses resulted primarily from a reduction in the average balance of borrowings.

      Net Income. We reported net income of $2,052,465 for the six months ended September 30, 2005 compared to net income of $1,777,615 for the corresponding period of the prior fiscal year. The primary reason for the increase in net income is increased sales without a corresponding increase in associated expenses (i.e., while the expenses increased, they did not increase at the same rate as sales), an increase in earnings of the Hong Kong Joint Venture of $80,024 from the same period of the prior year, and income tax benefits from the reduction in the valuation allowance provided on deferred tax assets.

FINANCIAL CONDITION AND LIQUIDITY

      Our cash needs are currently met by funds from our Factoring Agreement which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum amount available under the Factoring Agreement is currently $7,500,000. However, based on specified percentages of our accounts receivable and inventory and letter of credit commitments, we had $6,122,000 available under the Factoring Agreement (including the amount due from factor of $4,806,123), of which $0 was borrowed as of September 30, 2005. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender. At September 30, 2005, the prime rate was 6.5%. Borrowings are collateralized by all of our accounts receivable and inventory.

      Our non-factored accounts receivable as of the end of our last fiscal year (net of allowances for doubtful accounts) were $1,014,757, and were $1,168,005 as of September 30, 2005. The increase in non-factored trade accounts receivable during the first six months of the current fiscal year is due to increased sales to customers for which we bear the credit risk. Our prepaid expenses as of the end of our last fiscal year were $145,394, and were $286,798 as of September 30, 2005. The increase in prepaid expenses during the first six months of the current fiscal year is due to the timing of premium payments to various insurance carriers.

      Operating activities used cash of $483,181 for the six months ended September 30, 2005. This was primarily due to net income being offset by an increase in accounts receivable and amounts due from factor of $1,566,067, an increase in accounts payable and accrued expenses of $261,349, and an increase in the deferred tax asset of $200,000, offset by a decrease in inventories and prepaid expenses of $729,255.

      Investing activities provided cash of $509,410 in the current quarter primarily as a result of dividends received from the Joint Venture. For the same period last year, investing activities used cash of $1,901.

      Financing activities provided cash of $46,317 from the exercise of employee stock options. For the same period last year, financing activities provided cash of $51,368, primarily from the exercise of employee stock options.

      We believe that funds available under the Factoring Agreement, distributions from the Hong Kong Joint Venture, and working capital provide us with sufficient resources to meet our requirements for liquidity and working capital in the ordinary course of our business over the next twelve months and over the long term.

HONG KONG JOINT VENTURE

      Net Sales. Net sales of the Hong Kong Joint Venture for the three and six months ended September 30, 2005 were $5,590,351 and $11,603,563, respectively, compared to $6,216,118 and $13,058,422, respectively, for the comparable periods in the prior fiscal year. The 10.1% and 11.1% respective decreases in net sales for the three and six month periods were due to reduced volume of product shipped due to a temporary reduction in manufacturing capacity arising as a result of a lack of available trained labor.

      Net Income. Net income for the three and six months ended September 30, 2005 was $1,021,841 and $2,222,036, respectively, compared to $1,323,720 and
$2,561,766, respectively, in the comparable periods last year. The 22.8% and 13.2% respective decreases in net income for the three and six month periods were due to reduced sales volume as noted above.

      Gross Margins. Gross margins of the Hong Kong Joint Venture for the three month period ended September 30, 2005 increased to 33.5% from 32% for the 2004 period. For the six month period ended September 30, 2005, gross margins were 34.4% which was an increase over the 32.3% gross margin of the prior period. Since gross margins depend on sales volume of various products, changes in product sales mix caused these changes in gross margins.

      Expenses. Selling, general and administrative expenses were $821,963 and $1,708,232, respectively, for the three and six month periods ended September 30, 2005, compared to $758,793 and $1,623,462, in the prior year's respective periods. As a percentage of sales, expenses were 14.7% for the three and six month periods ended September 30, 2005, compared to 12% for the three and six month periods ended September 30, 2004. The increase in selling, general and administrative expense was due to increased costs.

      Interest Income and Expense. Interest expense, net of interest income, was $4,648 and $11,498, respectively, for the three and six month periods ended September 30, 2005, compared to interest expense of $11,714 and $21,494, respectively, for the prior year's periods. The decrease in net interest expense is primarily due to increased interest income from bonds owned by the Hong Kong Joint Venture.

      Liquidity. Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During the six months ended September 30, 2005, working capital increased by $1,003,182 from $1,593,767 on March 31, 2005 to $2,596,949 on September 30, 2005.

CRITICAL ACCOUNTING POLICIES

      Management's   discussion  and  analysis  of  our  consolidated  financial statements  and results of operations  are based on our  Consolidated  Financial
Statements included as part of this document. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to bad debts, inventories, income taxes, and contingencies and litigation. We base these estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

      A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax assets will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is a negative evidence such as cumulative losses and losses in recent years. Cumulative losses weigh heavily in the overall assessment. Accordingly, based on current results of operations, the balance of the valuation allowance for our remaining net deferred tax assets at September 30, 2005 has been reduced to $576,523.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On June 10, 2003, Leviton Manufacturing Co., Inc. filed a second civil suit against the Company and its USI Electric subsidiary in the United States District Court for the District of Maryland (Case No. 03cv1701), alleging this time that the Company's GFCI units infringe one or more of its more recently issued patents for reset lockout technology related to but not required by UL Standard 943 for ground GFCI units, effective January 2003 ("Leviton II"). Leviton also asserted trade dress and unfair competition claims which largely correspond to the claim in the previously reported "Leviton l" suit. On July 23, 2003, the GFCI manufacturer, Shanghai Meihao Electric, Inc., filed an action for Declaratory Judgment of non-infringement, invalidity, and unenforceability of the asserted patents. The Court has bifurcated the action into liability and damage phases, linked the supplier's Declaratory Judgment action with the action against the Company, and consolidated Leviton I with Leviton II. In March 2005, the court dismissed one of the Leviton patents from the suit and in April 2005, issued a claims construction order that favors the position of the Company. Discovery has closed and summary judgment motions have been fully briefed and are pending disposition by the Court. The Company moved for summary judgment of noninfringement of the five remaining patents and for judgment on the trade dress claims. Leviton opposed summary judgment on the trade dress claims and cross-moved for a judgment of infringement on two claims from one of its asserted patents.

      On June 11, 2003, Walter Kidde Portable Equipment, Inc. filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 03cv00537), alleging that certain of the Company's AC powered/battery backup smoke detectors infringe on a patent acquired by Kidde. The plaintiff is seeking injunctive relief and damages to be determined at trial. Summary judgment motions have been fully briefed and the case was scheduled for a jury trial in October. At the pretrial conference, the Judge ordered a continuance for Kidde to make a showing of ownership of the patent at the time the suit was filed. All other proceedings are stayed pending a determination of whether Kidde had a standing to sue the Company at the time the suit was filed. The Company and its counsel believe that the Company has significant defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to USI is not yet determinable.

      From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On October 5, 2005, the Company held its Annual Meeting of Stockholders. The only matter submitted to the stockholders for a vote was the election of one director in the Class of 2008. The nominee was Harvey B. Grossblatt. At the Meeting, at least 1,219,905 shares were voted in favor of the nominee, no more than 335,535 shares were voted to withhold approval of any nominee's election, and 36,738 shares abstained. As a result, the nominee was elected.

      Directors not up for re-election and continuing in office after the Meeting are: Cary Luskin, Ronald A. Seff, M.D. and Howard Silverman, Ph.D.

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

10.4 Amendment to Factoring Agreement with CIT Group (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 0-7885)

10.5 Amendment to Factoring Agreement with CIT Group dated September 28, 2004 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 1-31747)

10.6 Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 0-7885)

10.7 Amended and Restated Employment Agreement dated July 18, 2005 between the Company and Harvey B. Grossblatt*

10.8 Settlement Agreement with respect to Michael Kovens vs. Universal Security Instruments, Inc. et al (incorporated by reference to Exhibit
         10.8 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 1-31747)

31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1     Section 1350 Certifications*

99.1     Press Release dated November 14, 2005*

*Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNIVERSAL SECURITY INSTRUMENTS, INC.

                                          (Registrant)

Date: November 14, 2005                   By: /s/ Harvey B. Grossblatt
                                             -----------------------------------
                                             Harvey B. Grossblatt
                                             President, Chief Executive Officer

                                          By: /s/ James B. Huff
                                             -----------------------------------
                                             James B. Huff
                                             Chief Financial Officer