Form 10-Q
period 2005-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2006-02-13
CIK 102109

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended December 31, 2005

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

At February 13, 2006, the number of shares outstanding of the registrant's common stock was 1,693,497.

================================================================================

                                TABLE OF CONTENTS


Part I - Financial Information                                              Page
                                                                            ----

         Item 1.   Consolidated Financial Statements (unaudited):

                   Consolidated Balance Sheets at December 31, 2005
                   and March 31, 2005                                          3

                   Consolidated Statements of Earnings for the Three
                   and Nine Months Ended December 31, 2005 and 2004            4

                   Consolidated Statements of Cash Flows for the
                   Nine Months Ended December 31, 2005 and 2004                5

                   Notes to Consolidated Financial Statements                  6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         9

         Item 3.   Quantitative and Qualitative Disclosure About
                   Market Risk                                                12

         Item 4.   Controls and Procedures                                    13


Part II - Other Information

         Item 1.   Legal Proceedings                                          14

         Item 4.   Submission of Matters to a Vote of Security Holders        14

         Item 6.   Exhibits                                                   15

                   Signatures                                                 16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                  ASSETS                                       December 31, 2005       March 31, 2005
                                                                               -----------------       --------------
CURRENT ASSETS
Cash  and cash equivalents                                                        $ 1,070,356           $    59,287
Accounts receivable:
  Trade (less allowance for doubtful accounts of $15,000)                           1,562,472             1,014,757
Employees                                                                              22,283                21,503
                                                                                  -----------            ----------
                                                                                    1,584,755             1,036,260
Amount due from factor                                                              3,561,376             3,394,084
Inventory                                                                           5,096,666             4,834,486
Prepaid expenses                                                                      247,747               145,394
                                                                                  -----------            ----------

TOTAL CURRENT ASSETS                                                               11,560,900             9,469,511

DEFERRED TAX ASSET                                                                    700,384               351,780

INVESTMENT IN JOINT VENTURE                                                         7,136,126             6,131,481

PROPERTY AND EQUIPMENT - NET                                                           66,794                81,690

OTHER ASSETS                                                                           15,486                15,486
                                                                                  -----------           -----------

TOTAL ASSETS                                                                      $19,479,690           $16,049,948
                                                                                  ===========           ===========


                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                   $1,879,298           $ 1,725,402
Accrued liabilities:
    Patent litigation reserve                                                         590,893               806,679
    Payroll, commissions and other                                                   556, 239               620,199
                                                                                  -----------           -----------
TOTAL CURRENT LIABILITIES                                                           3,026,430             3,152,280
                                                                                  ===========           ===========

COMMITMENTS AND CONTINGENCIES                                                              --                    --

SHAREHOLDERS' EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding 1,673,498 and 1,652,998 shares at December 31, 2005 and
  March 31, 2005, respectively                                                         16,737                16,530
Additional paid-in capital                                                         11,515,556            11,469,444
Retained earnings                                                                   4,920,967             1,411,694
                                                                                  -----------           -----------
TOTAL SHAREHOLDERS' EQUITY                                                         16,453,260            12,897,668
                                                                                  -----------           -----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $19,479,690           $16,049,948
                                                                                  ===========           ===========

          See accompanying notes to consolidated financial statements.

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                     Three Months Ended                Nine Months Ended
                                                                        December 31,                      December 31,
                                                                  -----------------------            ---------------------
                                                                  2005               2004            2005             2004
                                                                  ----               ----            ----             ----
Net sales                                                      $ 7,353,597        $5,849,144     $21,396,507       $17,346,147
Cost of goods sold                                               4,804,297         4,023,316      14,519,415        11,913,828
                                                               -----------        ----------     -----------       -----------

GROSS PROFIT                                                     2,549,300         1,825,828       6,877,092         5,432,319

Research and development expense                                    57,492            61,116         159,306           207,337
Selling, general and administrative expense                      1,675,332         1,703,826       5,264,201         4,526,308
                                                               -----------        ----------     -----------       -----------

Operating income                                                   816,476            60,886       1,453,585           698,674

Other (expense):
   Interest expense
                                                                   (23,783)          (25,789)        (47,160)          (57,243)
                                                               -----------        ----------     -----------       -----------

INCOME BEFORE EARNINGS FROM JOINT VENTURE
                                                                   792,693            35,097       1,406,425           641,431

Earnings from Joint Venture:
   Equity in earnings of Joint Venture                             525,021           758,472       1,776,326         1,929,753
                                                               -----------        ----------     -----------       -----------


Net income before taxes                                          1,317,714           793,569       3,182,751         2,571,184


Deferred income tax (benefit)                                     (139,095)               --        (326,523)               --
                                                               -----------        ----------     -----------       -----------

NET INCOME                                                     $ 1,456,809        $  793,569     $ 3,509,274       $ 2,571,184
                                                               ===========      ============     ===========       ===========


Net income per common share amounts:
  Basic                                                              $0.87             $0.49           $2.11             $1.62
  Diluted                                                            $0.80             $0.45           $1.93             $1.45
Weighted average number of common shares outstanding
  Basic                                                          1,673,498         1,621,582       1,666,723         1,588,959
  Diluted                                                        1,827,102         1,777,876       1,817,925         1,769,927



          See accompanying notes to consolidated financial statements.

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     Nine Months Ended December 31,
                                                                                     ------------------------------
                                                                                          2005             2004
                                                                                     ------------     -------------
OPERATING ACTIVITIES
Net income                                                                           $  3,509,274     $  2,571,184
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
   Depreciation and amortization                                                           20,891           16,300
   Stock issued in lieu of directors' fee                                                      --           10,000
   State income tax refunds                                                                    --           12,200
   Earnings of the Joint Venture                                                       (1,776,326)      (1,929,753)
   Change in allowance for doubtful accounts                                                   --               --
   Changes in operating assets and liabilities:
     Increase in accounts receivable and amounts due from factor                         (715,787)         (16,180)
     Increase in inventories and prepaid expenses                                        (364,533)      (2,158,422)
     (Decrease) increase in accounts payable and accrued expenses                        (125,851)         833,599
     Increase in deferred tax asset                                                      (348,604)              --
                                                                                     ------------     ------------


NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                       199,068         (661,072)

INVESTING ACTIVITIES:
   Cash dividends from Joint Venture                                                      771,677          330,846
   Purchase of property and equipment                                                      (5,994)          (5,221)
                                                                                     ------------     ------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                 765,683          325,625

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock from exercise of employee stock                  46,318          215,549
     options
   Principal payments on capital lease                                                         --           (7,224)
                                                                                     ------------     ------------


NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  46,318          208,325
                                                                                     ------------     ------------

INCREASE (DECREASE) IN CASH                                                             1,011,069         (127,122)

Cash at beginning of period                                                                59,287          188,190
                                                                                     ------------     ------------

CASH AT END OF PERIOD                                                                 $ 1,070,356     $     61,068
                                                                                     ============     ============

Supplemental information:
  Interest paid                                                                     $      47,160     $     57,243
  Income tax paid                                                                              --               --

Non-cash financing activities:
  Repayment of trade payables due the Joint Venture in lieu of cash distribution               --          458,940
  Issuance of 950 shares in 2004 of common stock as directors' fees                            --           10,000

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

Income Taxes

A provision for a net income tax benefit of $326,523 has been provided for the nine month period ended December 31, 2005 principally as a result of the carryforward of prior years' operating losses and the elimination of the valuation allowance previously established to offset tax benefits associated with our net operating loss carryforwards and other deferred tax assets. The previously recorded valuation allowance is heavily influenced by historical results of operations and management believes recent operating results support the recognition of the income tax benefits associated with realization of net operating loss carryforwards and other deferred tax assets.

Joint Venture

The Company maintains a 50% interest in a joint venture with a Hong Kong corporation ("Joint Venture") that has manufacturing facilities in the People's Republic of China, for the manufacturing of security products. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture for the nine months ended December 31, 2005 and 2004:

                                             2005                 2004
                                         -----------          -----------

      Net sales                          $18,610,343          $20,513,915
      Gross profit                         6,495,286            6,777,440
      Net income                           3,559,233            4,150,916
      Total current assets                 7,415,265            7,132,753
      Total assets                        18,056,986           15,486,646
      Total current liabilities            5,192,751            4,819,232

During the nine months ended December 31, 2005 and 2004, respectively, the Company purchased $9,644,986 and $8,011,032 of products from the Hong Kong Joint Venture. At December 31, 2005 and 2004, the Company had amounts payable to the Hong Kong Joint Venture of $500,000. For the quarter ended December 31, 2005, the Company has adjusted its equity in earnings of the Joint Venture to reflect the elimination of $137,271 of inter-company profit as required by US GAAP.

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three and nine month periods ended December 31, 2005 and 2004 is as follows:

                                                          Three Months Ended            Nine months Ended
                                                             December 31,                  December 31,
                                                        --------------------           --------------------
                                                        2005            2004           2005            2004
                                                        ----            ----           ----            ----
Weighted average number of common
shares outstanding for basic EPS                     1,673,498       1,621,582      1,666,723        1,588,959

Shares issued upon the assumed
exercise of outstanding stock options                  153,604         156,294        151,202          180,968
                                                     ---------       ---------      ---------        ---------

Weighted average number of common
and common equivalent shares
outstanding for diluted EPS                          1,827,102       1,777,876      1,817,925        1,769,927


At December 31, 2005, and 2004 there were no securities outstanding whose issuance would have an anti-dilutive effect on the earnings per share calculation.


Stock Based Compensation

During the nine months ended December 31, 2005 and 2004, the Company granted options for the purchase of 0 and 6,500 shares, respectively, to employees. The options granted during the nine months ended December 31, 2004 are exercisable at an average price of $11.50 per share, expire in 2009, and vest over a four year period from the date of grant.

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

                                                           Three Months Ended             Nine months Ended
                                                               December 31,                  December 31,
                                                           -------------------           --------------------
                                                           2005           2004           2005            2004
                                                           ----           ----           ----            ----
Net income, as reported                                 $1,456,809      $793,569     $3,509,274      $2,571,184

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects
                                                           (25,962)      (19,534)       (77,885)        (47,839)
                                                        ----------      --------     ----------      ----------

  Pro forma net income                                  $1,430,847      $774,035     $3,431,389      $2,523,345
                                                        ==========      ========     ==========      ==========

Earnings per share:
Basic - as reported                                          $0.87         $0.49          $2.11           $1.62
                                                             =====         =====          =====           =====
Basic - pro forma                                            $0.86         $0.48          $2.06           $1.59
                                                             =====         =====          =====           =====
Diluted - as reported                                        $0.80         $0.45          $1.93           $1.45
                                                             =====         =====          =====           =====
Diluted - pro forma                                          $0.78         $0.44          $1.89           $1.43
                                                             =====         =====          =====           =====


At December 31, 2005 and 2004, there were no securities outstanding whose issuance would have an anti-dilutive effect on the earnings per share calculation.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting for Changes and Error Corrections - a replacement of Accounting Opinions Board ("APB") Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to changes in accounting principles for prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after this statement was issued. The Company has adopted SFAS No. 154 as of its issuance and will apply its provisions to any changes in accounting principle that occur in future periods. The Company's adoption of SFAS No. 154 did not have a material impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123R, "Share-Based Payment," which requires companies to expense the value of employee stock options and similar awards. The effective date of FASB 123R is for interim and annual periods beginning after June 15, 2005.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), which provides guidance on the implementation of SFAS No. 123R, including guidance related to share-based payment transactions with non employees, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, and the accounting for income tax effects of share-based payment arrangements under SFAS No. 123R.

In April 2005, the SEC delayed the implementation date for SFAS No. 123R until an issuer's first annual period that begins after June 15, 2005. Therefore, the Company is required to adopt SFAS No. 123R effective April 1, 2006, using one of three implementation alternatives. The Company anticipates that the adoption of SFAS No. 123R will not have a significant impact on the Company's financial statements. The Company is currently in the process of determining which implementation alternative to use and what the overall accounting impact of adopting SFAS No. 123R may be.


Reclassifications

Certain prior year amounts have been reclassified in order to conform with current year presentation

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2005 and 2004

      Sales. Net sales for the three months ended December 31, 2005 were $7,353,597 compared to $5,849,144 for the comparable three months in the prior fiscal year, an increase of $1,504,453 (25.7%). The primary reason for the increase in sales was an increase in the volume of smoke alarm and carbon monoxide alarm units, both to the electrical distribution and retail markets.

      Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin increased 3.5%, to 34.7% of sales for the quarter ended December 31, 2005 from 31.2% for the corresponding quarter last year. The increase in gross profit margin resulted from a change in the mix of products sold, and as a result of semi-variable costs not increasing at the same rate as sales.

      Expenses. Research and development, and selling, general and administrative expenses decreased to 24% of net sales for the three month period ended December 31, 2005, from 30% for the comparable 2004 period. This decrease in expenses as a percent of sales was due to (i) higher sales volume and variable costs that did not increase at the same rate as sales, and (ii) a $326,879 reduction (from $418,329 to $91,510) in legal expenses, a component of selling, general and administrative expense, principally as a result of the successful conclusion of previously reported litigation. Since many of these expenses increase with higher sales volume, the dollar amount of many of these expenses increased due to our increased sales volume for the quarter. However, these dollar increases in our research and development, and selling, general and administrative expenses for the quarter were offset by the reduction in legal fees as compared to the 2004 period. As a result, our expenses for the 2005 period decreased by $32,118 from the comparable three months in the prior year.

      Interest Expense and Income. Our interest expense, net of interest income, decreased to $23,783 for the quarter ended December 31, 2005 from $25,789 for the quarter ended December 31, 2004. The lower interest expenses resulted primarily from a reduction in the average balance of borrowings.

      Net Income. As a result of the factors described above, we reported net income of $1,456,809 for the quarter ended December 30, 2005 compared to net income of $793,569 for the corresponding quarter of the prior fiscal year. Included in our net income for the quarter was a net tax benefit of $139,095.

Nine Months Ended December 31, 2005 and 2004

      Sales. Net sales for the nine months ended December 31, 2005 were $21,396,507 compared to $17,346,147 for the comparable nine months in the prior fiscal year, an increase of $4,050,360 (23.4%). The primary reason for the increase in sales was an increase in the volume of smoke alarm and carbon monoxide alarm units, both to the electrical distribution and retail markets.

      Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company's gross profit margin increased .8% to 32.1% for the period ended December 31, 2005 from 31.3% for the period ended December 31, 2004. The primary reason for this was a change in the mix of products sold, and as a result of semi-variable costs not increasing at the same rate as sales.

      Expenses. Research and development, and selling, general and administrative expenses increased by $689,862 from the comparable nine months in the prior year. As a percentage of sales, these expenses were reduced to 25.3% for the nine month period ended December 31, 2005 from 27.3% for the comparable 2004 period. The decrease in research, selling and general and administrative expenses as a percent of sales was due to higher sales volume and variable costs that did not increase at the same rate as sales, and the increase dollar amount of the expenses is primarily due to our increased sales volume and the resulting increase in related expenses. Various expense categories contributed to the increased dollar amount of the expenses; most notably, commissions and freight charges which, while as a percentage of sales, remained consistent with commissions and freight charges of the prior year, increased $451,587 due to higher sales volume during the 2005 period.

      Interest Expense and Income. Our interest expense, net of interest income, decreased to $47,160 for the nine months ended December 31, 2005, from $57,243 for the nine months ended December 31, 2004. The lower interest expenses resulted primarily from a reduction in the average balance of borrowings for the nine month period.

      Net Income. As a result of the factors described above, we reported net income of $3,509,274 for the nine months ended December 31, 2005 compared to net income of $2,571,184 for the corresponding period of the prior fiscal year. Included in our net income for the nine months ended December 31, 2005 was a net tax benefit of $326,523.

FINANCIAL CONDITION AND LIQUIDITY

      Our cash needs are currently met by funds from our Factoring Agreement which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum amount available under the Factoring Agreement is currently $7,500,000. However, based on specified percentages of our accounts receivable and inventory and letter of credit commitments, we had $4,992,124 available under the Factoring Agreement. No funds were borrowed as of December 31, 2005. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender. At December 31, 2005, the prime rate was 7.25%. Borrowings are collateralized by all of our accounts receivable and inventory.

      The Company has an unsecured $250,000 line of credit from a commercial bank. Amounts borrowed on this line of credit bear interest at the prime rate of interest as published from time to time by The Wall Street Journal. The agreement requires, among other provisions, that the Company maintain a zero balance on the facility for thirty consecutive days each year. At December 31, 2005 no amounts have been borrowed or are outstanding on this line of credit.

      Our accounts receivable as of the end of our last fiscal year (net of allowances for doubtful accounts) were $1,014,757, and were $1,562,472 as of December 31, 2005. The increase in trade accounts receivable during the first nine months of the current fiscal year is due to increased sales, primarily direct shipments from our foreign manufacturers, directly to customers for which we bear the credit risk. Our prepaid expenses as of the end of our last fiscal year were $145,394, and were $247,747 as of December 31, 2005. The increase in prepaid expenses during the first nine months of the current fiscal year is primarily due to the timing of premium payments to various insurance carriers.

      Operating activities provided cash of $199,068 for the period ended December 31, 2005. This was primarily due to earnings $3,509,274, which were partially offset by equity in the earnings from our Hong Kong Joint Venture of $1,776,326, and by an increase in accounts receivable, inventory and prepaid expenses of $1,080,320. For the same period last year, operating activities used cash of $661,072.

      Investing activities provided cash of $765,683 in the current period, primarily from dividends received from our Hong Kong Joint Venture. For the same period last year, investing activities provided cash of $325,625, primarily from the dividends received from our Hong Kong Joint Venture.

      Financing activities provided cash of $46,318 from the exercise of employee stock options. For the same period last year, financing activities provided cash of $208,325.

      We believe that funds available under the Factoring Agreement, distributions from the Hong Kong Joint Venture, working capital, and our line of credit provide us with sufficient resources to meet our requirements for liquidity and working capital in the ordinary course of our business over the next twelve months and over the long term.

HONG KONG JOINT VENTURE

      Net Sales. Net sales of the Hong Kong Joint Venture for the three and nine months ended December 31, 2005 were $6,993,903 and $18,610,343, respectively, compared to $7,436,845 and $20,513,915, respectively, for the comparable periods in the prior fiscal year. Sales of the Hong Kong Joint Venture to the Company amounted to $3,630,409 (51.9%) and $9,644,986 (51.9%) for the three and nine month periods ended December 31, 2005 and $3,312,469 (44.5%) and $8,011,032
(39.1%) for the same periods of the prior year. The 6.0% and 9.3% respective decreases in net sales for the three and nine month periods were principally due to reduced volume of product shipped to Germany as a result of legal action against a company in Germany which the Hong Kong Joint Venture believes is infringing on patents and copyrights of the Hong Kong Joint Venture.

      Net Income. Net income for the three and nine months ended December 31, 2005 was $1,360,402 and $3,559,233, respectively, compared to $1,589,425 and
$4,150,916, respectively, in the comparable periods last year. The 14% decrease in net income for the quarter was due to lower sales and an increase in professional fees associated with the pursuit of the German legal action referred to above.

      Gross Margins. Gross margins of the Hong Kong Joint Venture for the three month period ended December 31, 2005 increased to 35.7% from 34.6% for the 2004 period. For the nine month period ended December 31, 2005, gross margins increased to 34.9% from 33% for the 2004 period. Since gross margins depend on sales volume of various products, changes in product sales mix caused these changes in gross margins.

      Expenses. Selling, general and administrative expenses were $1,059,396 and $2,767,628, respectively, for the three and nine month periods ended December 31, 2005, compared to $992,921 and $2,519,160, in the prior year's respective periods. As a percentage of sales, expenses were 15% and 15%, respectively, for the three and nine month periods ended December 31, 2005, compared to 13% and 12%, respectively, for the three and nine month periods ended December 31, 2004. The increase in selling, general and administrative expense was primarily due to increased professional fees associated with the pursuit of the German legal action referred to above.

      Interest Income and Expense. Interest income, net of interest expense, was $56,710 and $143,763, respectively, for the three and nine month periods ended December 31, 2005, compared to interest income of $23,407 and $61,057, respectively, for the prior year's periods. The increase in net interest income is primarily due to increased interest income from bonds owned by the Hong Kong Joint Venture.

      Liquidity. Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During the nine months ended December 31, 2005, working capital increased by $628,747 from $1,593,767 on March 31, 2005 to $2,222,514 on December 31, 2005.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In December 2001, Leviton Manufacturing Co., Inc. sued the company in the United States District Court for the District of Maryland (Case No. 01cv3855). On January 18, 2006 the Court issued a communication indicating that the trial would be scheduled before the end of summer 2006. However, no specific no trial date has been assigned. As discussed below, in connection with Leviton II, the Court recently made rulings impacting on the pending configuration trade dress claim. The Company and its counsel believe that the Company has meritorious defenses to the claims and continues to aggressively defend against the suit. However, the amount of any loss to the Company from this claim is not yet determinable.

      In a second suit, filed June 10, 2003, by Leviton Manufacturing Co., Inc., Case No. 03cv1701 ("Leviton II"), Leviton reasserted its trade dress and unfair competition claims which largely correspond to the claim in the "Leviton l" suit and accused the company of infringement of six reset-lockout ground fault circuit interrupters (GFCI) patents. Together with the GFCI manufacturer, Shanghai Meihao Electric, Inc., the Company filed for judgment of non-infringement of the all of the asserted Leviton patents which was granted on January 18, 2006. Therefore, the only matter remaining matter for trial in Leviton II relates to the trade dress infringement allegations. The Court has instructed the parties to prepare to complete the trial of the Consolidated Leviton I and II cases by the end of August 2006. As indicated above, in the event of an unfavorable outcome of the trial on the trade dress counts, the amount of any potential loss to the Company not yet determinable.

      On March 31, 2005, Leviton filed still another lawsuit in the United States District Court for the District of Maryland (Case No. 05cv0889) against the Company ("Leviton III"). In this suit, Leviton accuses the Company of infringement of US Patent 6,864,766. This case is now pending in the same Court and before the same Judge as Leviton I and Leviton II. The Company has filed a counterclaim against Leviton and the case has been consolidated with a declaratory judgment action filed by the GFCI manufacturer, Shanghai Meihao Electric, Inc. Discovery has just commenced in that suit. The Company believes that it has strong defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to the Company is not determinable at this time.

      On June 11, 2003, Walter Kidde Portable Equipment, Inc.("Kidde") filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 03cv00537), alleging that certain of the Company's AC powered/battery backup smoke detectors infringe on a patent acquired by Kidde. On November 28, 2005, Kidde filed a motion to dismiss the pending case and filed a new complaint for patent infringement, again seeking injunctive relief and damages. Having been prepared to go to trial in October 2005 and preferring to obtain formal rulings in that case and avoid new pre-trial activities, the Company is opposing Kidde's dismissal motion. Until the Court rules on the motion the trial schedule remains unsettled. The Company's position on the merits and its defenses to Kidde's claim remains the same. The Company and its counsel believe that the Company has significant defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to USI is not yet determinable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 3, 2005, we held our Annual Meeting of Stockholders. Reference is made to the Quarterly Report on Form 10-Q for our quarter ended September 30, 2005 with respect to the voting results of the Annual Meeting.

ITEM 6.  EXHIBITS

Exhibit No.
-----------
3.1 Articles of Incorporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 0-7885)
3.2 Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 31, 2002, file No. 0-7885)
3.3 Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004, File No. 0-7885)
10.1 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 0-7885)
10.2 Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)
10.3 Amended Factoring Agreement with CIT Group (successor to Congress Talcott, Inc.) dated November 14, 1999 (incorporated by reference to
         Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 0-7885)
10.4 Amendment to Factoring Agreement with CIT Group (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 0-7885)
10.5 Amendment to Factoring Agreement with CIT Group dated September 28, 2004 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 1-31747)
10.6 Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 0-7885)
10.7 Amended and Restated Employment Agreement dated July 18, 2005 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005, File No. 1-31747)
31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1     Section 1350 Certifications*
99.1     Press Release dated February 13, 2006*

*Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNIVERSAL SECURITY INSTRUMENTS, INC.
                                  (Registrant)


Date: February 13, 2006           By:          /s/ Harvey B. Grossblatt
                                        ----------------------------------------
                                        Harvey B. Grossblatt
                                        President, Chief Executive Officer



                                  By:          /s/ James B. Huff
                                        ----------------------------------------
                                        James B. Huff
                                        Vice President, Chief Financial Officer