Form 10-K
period 2006-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2006-06-29
CIK 102109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2006 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ____.

                        Commission file number: 001-31747

                      UNIVERSAL SECURITY INSTRUMENTS, INC.
             (Exact name of registrant as specified in its charter)

           MARYLAND                                             52-0898545
---------------------------------------                      -------------------
     (State or other jurisdiction                             (I.R.S. Employer
    of incorporation or organization)                        Identification No.)

7-A Gwynns Mill Court Owings Mills, Maryland                        21117
--------------------------------------------                 -------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            (410) 363-3000

           Securities registered pursuant to Section 12(b) of the Act:
    Title of Each Class                Name of Each Exchange on Which Registered
Common Stock, $0.01 par value                   American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                 Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer [ ] Accelerated filer [ ] Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the American Stock Exchange Stock on September 30, 2005, was $28,211,326.

The number of shares of common stock outstanding as of June 29, 2006 was 1,808,951.

                       DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant's definitive proxy statement for its 2006 Annual Meeting of Shareholders (to be filed).

                      UNIVERSAL SECURITY INSTRUMENTS, INC.
                         2006 ANNUAL REPORT ON FORM 10-K

                                Table of Contents
                                -----------------

                                                                            Page

                                     PART I

Item 1.    Business                                                            3
Item 1A.   Risk Factors                                                        5
Item 1B.   Unresolved Staff Comments                                           8
Item 2.    Properties                                                          8
Item 3.    Legal Proceedings                                                   9
Item 4.    Submission of Matters to Vote of Security Holders                  10
           Executive Officers of the Registrant                               10

                                     PART II

Item 5.    Market for Registrant's Common Equity, Related
             Stockholder Matters and Issuer Purchases of Equity Securities    11
Item 6.    Selected Financial Data                                            12
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              13
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         17
Item 8.    Financial Statements and Supplementary Data                        18
Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                           18
Item 9A.   Controls and Procedures                                            18
Item 9B.   Other Information                                                  18

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                 19
Item 11.   Executive Compensation                                             19
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management                                                   19
Item 13.   Certain Relationships and Related Transactions                     19
Item 14.   Principal Accountant Fees and Services                             19

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules                         20

Signatures                                                                    22

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

      In 1989 we formed a limited liability company under the laws of Hong Kong, as a joint venture with a Hong Kong-based partner to manufacture various products in the Peoples Republic of China (the "Hong Kong Joint Venture"). We currently own a 50% interest in the Hong Kong Joint Venture and are a significant customer of the Hong Kong Joint Venture (49.81% and 40.66% of its sales during fiscal 2006 and 2005 respectively), with the balance of its sales made to unrelated customers worldwide.

      We import all of our products from various foreign suppliers. For the fiscal year ended March 31, 2006, approximately 66.4% of our purchases were imported from the Hong Kong Joint Venture. Our sales for the year ended March 31, 2006 were $28,894,101 compared to $23,465,443 for the year ended March 31, 2005, an increase of approximately 23.1%.

      We reported net income of $4,600,352 in fiscal 2006 compared to net income of $3,417,854 in fiscal 2005, an increase of 34.6%. The primary reasons for the increase in earnings were higher operating income from sales due to increased volume.

      The Company was incorporated in Maryland in 1969. Our principal executive office is located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117, and our telephone number is 410-363-3000. Information about us may be obtained from our website www.universalsecurity.com. Copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, are available free of charge on our website as soon as they are filed with the Securities and Exchange Commission (SEC) through a link to the SEC's EDGAR reporting system. Simply select the "Investor Relations" menu item, then click on the "SEC Filings" link. The SEC's EDGAR reporting system can also be accessed directly at www.sec.gov.

Safety Products

      We market a line of residential smoke alarms under the trade names "USI Electric" and "UNIVERSAL" both of which are manufactured by the Hong Kong Joint Venture.

      Our line of smoke alarms consists of battery, electrical and electrical with battery backup alarms. Our products contain different types of batteries with different battery lives, and some with alarm silencers. The smoke alarms marketed to the electrical distribution trade also include hearing impaired and heat alarms with a variety of additional features. We also market outdoor floodlights under the name "Lite Aide(TM)," carbon monoxide alarms, door chimes and ground fault circuit interrupter (GFCI) units.

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

      Our inventory purchases are also subject to delays in delivery due to problems with shipping and docking facilities, as well as other problems associated with purchasing products abroad. Substantially all of our products, including products we purchase from our Hong Kong Joint Venture, are imported from the People's Republic of China.

Sales and Marketing; Customers

      We sell our products to various customers, and our total sales market can be divided generally into two categories; sales by the Company, and sales by our USI Electric subsidiary.

      The Company markets our products to retailers, including wholesale distributors, chain, discount, television retailers and home center stores, catalog and mail order companies and to other distributors ("retailers"). Our products have historically been retailed to "do-it-yourself" consumers by these retailers. We do not currently market any significant portion of our products directly to end users.

      The Company's retail sales are made directly by our employees and by approximately 17 independent sales organizations who are compensated by commissions. Our agreements with these sales organizations are generally cancelable by either party upon 30 days notice. We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business. Sales which are made directly by us are effected by our officers and full-time employees, seven of whom are also engaged in sales, management and training. Sales outside the United States, are made by our officers and through exporters, and amounted to approximately 5.1% of total sales in the fiscal year ended March 31, 2006.

      Our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies). USI Electric has established a national distribution system with 12 regional stocking warehouses throughout the United States which generally enables customers to receive their orders the next day without paying for overnight freight charges. USI Electric engages sales personnel from the electrical distribution trade and has engaged 27 independent sales organizations which represent approximately 230 sales representatives, some of which have warehouses where USI Electric products are maintained by our sales representatives for sale.

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

      Our backlog of orders believed to be firm as of March 31, 2006 was approximately $2,996,000. Our backlog as of March 31, 2005 was approximately $841,278. This increase in backlog is a function of the timing of orders received from our customers. In addition, we have a backlog of orders for ground fault circuit interrupters in advance of new regulations affecting these devices which go into effect July 28, 2006. The new regulations are expected to increase the unit price of these devices.

Hong Kong Joint Venture

We have a 50% interest in the Hong Kong Joint Venture which has manufacturing facilities in the People's Republic of China, for the manufacturing of certain of our electronic and electrical products.

      We believe that the Hong Kong Joint Venture arrangement will ensure a continuing source of supply for a majority of our safety products at competitive prices. During fiscal year 2006, 66.4% of our total inventory purchases were made from the Hong Kong Joint Venture. The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms. Changes in economic and political conditions in China or any other adversity to the Hong Kong Joint Venture will unfavorably affect the value of our investment in the Hong Kong Joint Venture and would have a material adverse effect on the Company's ability to purchase products for distribution.

      We previously announced in a form 8-K filing dated July 7, 2005 that the Hong Kong Joint Venture filed for listing of an IPO on the Main Board of the Hong Kong Exchange on June 30, 2005. The Hong Kong Joint Venture has experienced delays in the listing process and no assurances can be given that the application process will continue or will result in an initial public offering for the Hong Kong Joint Venture. We will report further developments at such time as permitted in accordance with Hong Kong and U.S. regulations. Should the Hong Kong Joint Venture complete its IPO, our ownership of the Hong Kong Joint Venture will be reduced to thirty-seven and one-half percent. During the fourth quarter and for the fiscal year ended March 31, 2006, the Hong Kong Joint Venture established a reserve of approximately $535,000 for costs previously capitalized associated with the Hong Kong Joint Venture's application for listing on the Hong Kong Stock Exchange.

      Our purchases from the Hong Kong Joint Venture represented approximately 50% of the Hong Kong Joint Venture's total sales during fiscal 2006 and 41% of total sales during fiscal 2005, with the balance of the Hong Kong Joint Venture's sales being primarily made in Europe and Australia, to unrelated customers. The Hong Kong Joint Venture's sales to unrelated customers are $12,506,135 in fiscal 2006 and $15,347,017 in fiscal 2005. Please see Note C of the Financial Statements for a comparison of annual sales and earnings of the Hong Kong Joint Venture.

Other Suppliers

      Certain private label products not manufactured for us by the Hong Kong Joint Venture are manufactured by other foreign suppliers. We believe that our relationships with our suppliers are good. We believe that the loss of our ability to purchase products from the Hong Kong Joint Venture would have a material adverse effect on the Company. The loss of any of our other suppliers would have a short-term adverse effect on our operations, but replacement sources for these other suppliers could be developed.

Competition

      In fiscal year 2006, sales of safety products accounted for substantially all of our total sales. In the sale of smoke alarms, we compete in all of our markets with First Alert, Firex and Walter Kidde. In the sale of GFCI units, we compete in all our markets with Leviton Manufacturing Co., Inc., Pass & Seymour, Inc., Cooper Wiring Devices and Hubbell, Inc. All of these companies have greater financial resources and financial strength than we have. We believe that our safety products compete favorably in the market primarily on the basis of styling, features and pricing.

      The safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Employees

      As of March 31, 2006, we had 15 employees, 12 of whom are engaged in administration and sales, and the balance of whom are engaged in product development and servicing. Our employees are not unionized, and we believe that our relations with our employees are satisfactory.

ITEM 1A. RISK FACTORS

An investment in our Common Stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect the Company are described below. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company's business operations.

RISK FACTORS RELATING TO OUR BUSINESS GENERALLY

      Our success depends to a very large degree on our relationship with and the success of our Hong Kong Joint Venture.

      During fiscal year 2006, 66.4% of our total inventory purchases were made from the Hong Kong Joint Venture. The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms, and we are currently pursuing the development of additional products to be manufactured by the Hong Kong Joint Venture. Our purchases from the Hong Kong Joint Venture represented approximately 50% of the Hong Kong Joint Venture's total sales during fiscal 2006, with the balance of the Hong Kong Joint Venture's sales being primarily made in Europe and Australia to unrelated customers. If the Hong Kong Joint Venture does not maintain profitability, our profitability will be adversely affected.

      In addition, adverse changes in our relationship with our Hong Kong Joint Venture partners would unfavorably affect the value of our investment in the Hong Kong Joint Venture and would have a material adverse effect on our ability to purchase products for distribution.

      Our reliance on the Hong Kong Joint Venture exposes us to uncertainties and risks from abroad which could negatively affect our operations and sales.

      Our relationship with the Hong Kong Joint Venture and our and the Hong Kong Joint Venture's sales in other countries expose us to particular risks. The following are among the risks that could negatively affect our imports and our and the Hong Kong Joint Venture's sales in foreign markets:

      o     new restrictions on access to markets,
      o     currency devaluation,
      o     new tariffs,
      o     adverse changes in monetary and/or tax policies,
      o     inflation, and
      o     governmental instability.

      Should any of these risks occur, the value of our investment in the Hong Kong Joint Venture could be reduced and our results of operations could be negatively impacted.

The lack of availability of inventory could adversely affect our financial results.

      We source inventory primarily from our Hong Kong Joint Venture, which has manufacturing facilities in the People's Republic of China. Our purchases of inventory are subject to being affected by a number of factors, namely, production capacity, labor unrest and untimely deliveries. Changes in economic and political conditions in China or any other adversity to the Hong Kong Joint Venture will unfavorably affect the value of our investment in the Hong Kong Joint Venture and could have a material adverse effect on the our ability to purchase products for distribution.

Our Hong Kong Joint Venture is subject to political and economic factors unique to China.

      The Chinese government has been reforming the Chinese economic system. In recent years, the government has also begun reforming the government structure. These reforms have resulted in significant economic growth and social progress. Although the majority of the production assets in China are still state-owned, economic reform policies have emphasized autonomous enterprises and the utilization of market mechanisms. Our Hong Kong Joint Venture currently expects that the Chinese government will continue its reform by further reducing governmental intervention in business enterprises and allowing market mechanisms to allocate resources. Any adverse changes in political, economic or social conditions in China could have a material adverse effect on the Hong Kong Joint Venture's operations and our financial results, as well as our ability to purchase products manufactured by the Hong Kong Joint Venture.

We are subject to risks in connection with the importation of our products from foreign countries.

      We import all of our products. As an importer, we are subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions and currency fluctuations. We have attempted to protect ourselves from fluctuations in currency exchange rates to the extent possible by negotiating commitments in U.S. dollars. We are also subject to strikes or other labor unrest at points of origin and destination, as well as delays and restrictions which impact shipping and shipping routes.

We rely on our key personnel and the loss of one or more of those personnel could have a material adverse effect on our business, financial condition and results of operations.

      Our operations and prospects depend in large part on the performance of our senior management team. There can be no assurance that we would be able to find qualified replacements for any of these individuals if their services were no longer available. The loss of the services of one or more members of our senior management team could have a material adverse effect on our business, financial condition, and results of operations.

Our competition is both intense and varied and our failure to effectively compete could adversely affect our prospects.

      In fiscal year 2006, our sales of safety products accounted for virtually all of our sales. Many of our competitors have greater financial resources and financial strength than we have. Some of our competitors may be willing to reduce prices and accept lower profit margins to compete with us. While we believe that our safety products compete favorably with other such products in the market, primarily on the basis of styling, features, and pricing, the safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances. As a result of this competition, we could lose market share and suffer losses, which could have a material adverse effect on our future financial performance.

The security products marketplace is dynamic and challenging because of the introduction of new products and services.

      We must constantly introduce new products, services, and product features to meet competitive pressures. We may be unable to timely change our existing merchandise sales mix in order to meet these competitive pressures, which may result in increased inventory costs or loss of market share.

Adverse changes in national or regional U.S. economic conditions could adversely affect our financial results.

      We market our products nationally to retailers, including wholesale distributors, chain, discount, and home center stores, catalog and mail order companies and to other distributors. Overall consumer confidence, consumer credit availability, recessionary trends, housing starts and prices, mortgage rates, and consumers' disposable income and spending levels directly impact our sales. Negative trends, whether national or regional in nature, in any of these economic conditions could adversely affect our financial results.

Our products must meet specified quality and safety standards to enter and stay on the market.

      Our smoke and carbon monoxide alarms must meet U.S. and various international standards before they are sold. For example, in the United States, our products must be certified by Underwriters Laboratories (UL) and similar certifications must be obtained in each country where we compete for market share. If our manufacturers' products or manufacturing facilities (including those of the Hong Kong Joint Venture) fail to pass periodic inspections, the approval certificates for the relevant products may be suspended until corrections are made. Loss of UL or other independent certifications could have a material adverse affect on our sales and financial results.

Our products expose us to the potential of product liability claims.

      We do not manufacture any of our own products. All of our products are manufactured by the Hong Kong Joint Venture or others. Nevertheless, we could be named as a defendant in an action arising from damages suffered as a result of one of our products. While we carry products liability insurance, to the extent we are found liable for damages for which we are uninsured, our profitability may be adversely affected. Any suit, even if not meritorious or if covered by an indemnification obligation, could result in the expenditure of a significant amount of our financial and managerial resources and could create significant negative publicity for us and our products.

We may be unable to successfully execute our merchandising and marketing strategic initiatives.

      We are focusing our sales and marketing efforts and initiatives to maximize safety product sales, especially smoke alarms and carbon monoxide alarms manufactured by our Hong Kong Joint Venture and marketed to the electrical distribution and retail trade. If we fail to successfully execute these initiatives, our business could be adversely affected.

We are and could become subject to litigation regarding intellectual property rights, which could seriously harm our business.

      We design most of our security products and contract with suppliers to manufacture those products and deliver them to us. We have been the subject of lawsuits by third parties which assert against us infringement claims or claims that we have violated a patent or infringed upon a copyright, trademark or other proprietary right belonging to them. If such infringement by our suppliers or us were found to exist, we could be subject to monetary damages and an injunction preventing the use of their intellectual property. If one of our products were found to infringe, we may attempt to acquire a license or right to use such technology or intellectual property, which could result in higher manufacturing costs. Any infringement claim, even if not meritorious and/or covered by an indemnification obligation, could result in the expenditure of a significant amount of our financial and managerial resources.

If governmental regulations change or are applied differently, our business could suffer.

      The sales of our smoke and carbon monoxide alarms are impacted by local laws and regulations mandating the installation of these security devices in new and sometimes existing homes and buildings. Changes in these consumer safety regulations, both in the United States and abroad, could impact our business.

RISK FACTORS RELATING TO OUR ARTICLES OF INCORPORATION AND OUR STOCK

The liability of our directors is limited.

Our Articles of Incorporation limit the liability of directors to the maximum extent permitted by Maryland law.

It is unlikely that we will issue dividends on our common stock in the foreseeable future.

      We have not declared or paid cash dividends on our common stock in over 20 years and do not intend to pay cash dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of our board of directors.

The exercise of outstanding options will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of our common stock underlying such options may adversely affect prevailing market prices for our common stock.

      As of March 31, 2006, there are outstanding options to purchase an aggregate of 242,496 shares of our common stock at per share exercise prices ranging from $0.98 to $21.45. The exercise of such outstanding options would dilute the percentage ownership of our existing stockholders, and any sales in the public market of shares of our common stock underlying such options may adversely affect prevailing market prices for our common stock.

It may be difficult for a third party to acquire us, which could affect our stock price.

Our charter and Bylaws contain certain anti-takeover provisions pursuant to the Maryland General Corporation Law. This means that we may be a less attractive target to a potential acquirer who otherwise may be willing to pay a premium for our common stock above its market price.


ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.


ITEM 2.  PROPERTIES

      Effective December 1999, we entered into an operating lease for a 9,000 square foot office and warehouse located in Baltimore County, Maryland. This lease is due to expire October 2008. The current rental, with common area maintenance, approximates $5,680 per month during the current fiscal year, with increasing rentals at 3% per year.

      Effective March 2003, we entered into an operating lease for an approximately 2,600 square foot office in Naperville, Illinois. This lease expires in February 2009 and is subject to increasing rentals at 3% per year. The monthly rental, with common area maintenance, approximates $3,016 per month during the current fiscal year.

      The Hong Kong Joint Venture currently operates an approximately 100,000 square foot manufacturing facility in the Guangdong province of Southern China. In response to our and the Hong Kong Joint Venture's growth and expanding product lines, the Hong Kong Joint Venture completed construction of a new, approximately 250,000 square-foot manufacturing facility in the Fujian province of Southern China. Limited manufacturing operations have commenced at the new facility as the Hong Kong Joint Venture awaits full regulatory and operational approvals.

      The Company believes that its current facilities, and those of the Hong Kong Joint Venture, are currently suitable and adequate.


ITEM 3.  LEGAL PROCEEDINGS

      In December 2001, Leviton Manufacturing Co., Inc. ("Leviton") filed a civil action in the United States District Court for the District of Maryland (Case No. 01cv3855) alleging that the Company's and its USI Electric subsidiary's GFCI units infringed one of plaintiff's patents and configuration trade dress ("Leviton I"). On June 10, 2003, Leviton filed a second civil suit against the Company and its USI Electric subsidiary in the United States District Court for the District of Maryland (Case No. 03cv1701), alleging this time that the Company's GFCI units infringe one or more of Leviton's six more recently issued patents for reset lockout technology related to but not required by UL Standard 943 for ground GFCI units, effective January 2003 ("Leviton II"). Leviton II also asserted trade dress and unfair competition claims which largely correspond to the claim in the Leviton I suit. In May 2006 Leviton and the Company settled Leviton I and Leviton II, all subject to a confidential agreement. Under the terms of the settlement, Leviton I has been dismissed, and the trade dress/deceptive trade practice claims of Leviton II have been dismissed. The settlement does not cover the patent infringement claims of Leviton II.

      In January 2006, the Company was granted summary judgment on the infringement claims asserted in Leviton II. Leviton has appealed that judgment and dismissal. Should Leviton's appeal be successful and the summary judgment of non-infringement be overturned, then Leviton's infringement claims will be reinstated. If reinstated, the Company's belief in its strong defenses to Leviton's claims in that suit remains unchanged. However, in the event of an unfavorable outcome, including reversal of the lower court's dismissal on appeal and rejection of the Company's defenses at trial, the amount of any potential loss to the Company is not determinable at this time.

      On March 31, 2005, Leviton filed a third lawsuit, Civil Action No. 05cv0889, in the United States District Court for the District of Maryland against the Company ("Leviton III"). In this suit, Leviton alleges that the Company's GFCI units infringe US Patent 6,864,766. The Company has filed a counterclaim against Leviton and the case has been consolidated with a declaratory judgment action filed by the GFCI manufacturer, Shanghai Meihao Electric, Inc. Discovery is now ongoing. The Company believes that it has strong defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to the Company is not determinable at this time.

      On June 11, 2003, Walter Kidde Portable Equipment, Inc. ("Kidde") filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 03cv00537), alleging that certain of the Company's AC powered/battery backup smoke detectors infringe on a patent acquired by Kidde. The plaintiff is seeking injunctive relief and damages to be determined at trial. On March 31, 2006, following numerous procedural and substantive rulings by the judge, Kidde obtained dismissal, without prejudice, of its suit. On November 28, 2005, prior to the March 31, 2006 dismissal of the original suit, Kidde filed a second lawsuit based on virtually identical infringement allegations as the earlier case. Because, the court dismissed the first case without conditions and without prejudice, the Company has appealed the dismissal believing that at a minimum, procedurally, conditions should have been imposed. The second case is now in the preliminary pre-discovery motion stage. The Company's substantive position and its defenses to Kidde's claims are substantially the same between the first and second Kidde cases. The Company and its counsel believe that the Company has significant defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to the Company is not yet determinable.

      On October 13, 2003, Maple Chase Company filed a civil suit in the United States District Court for the Northern District of Illinois (Case No. 03cv07205), against the Company, its USI Electric subsidiary, and one former and one present Illinois-based sales representative, alleging that certain of the Company's smoke detectors infringe on a patent owned by Maple Chase (US Reissue Patent No. Re: 33290). On April 11, 2005, this action was dismissed pending the outcome of a reexamination in the United States Patent and Trademark Office (USPTO). In April 2006, the USPTO rejected most of the claims in the patent. Maple Chase has not yet filed a substantive response to the USPTO action. While the Company is confident that the USPTO reexamination and rejection of the claims indicates that the Company will prevail in this action, no assurances can be given. The amount of potential loss to the Company, if any, is not yet determinable.

      From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company's financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      There were no submissions of matters to a vote of security holders during the quarter ended March 31, 2006.


EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is information about the Company's executive officers.

                 NAME             AGE                           POSITIONS

      Harvey B. Grossblatt        59      President, Chief Operating Officer and
                                          Chief Executive Officer
      James B. Huff               54      Chief Financial Officer, Secretary and
                                          Treasurer

         HARVEY B. GROSSBLATT has been President a director of the Company since 1996. He served as Chief Financial Officer from October 1983 through August 2004, Secretary and Treasurer of the Company from September 1988 through August 2004, and Chief Operating Officer from April 2003 through August 2004. Mr. Grossblatt was appointed Chief Executive Officer in August 2004.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock, $.01 par value (the "Common Stock") trades on the American Stock Exchange under the symbol UUU.

      As of June 20, 2006, there were 151 record holders of the Common Stock. The closing price for the Common Stock on that date was $21.11. We have not paid any cash dividends on our common stock, and it is our present intention to retain all earnings for use in future operations.

      The following table sets forth the high and low prices for the Common Stock for each full quarterly period during the fiscal years indicated.


         Fiscal Year Ended March 31, 2006
         First Quarter                              High              $19.50
                                                    Low               $12.00

         Second Quarter                             High              $19.69
                                                    Low               $15.00

         Third Quarter                              High              $19.00
                                                    Low               $16.01

         Fourth Quarter                             High              $24.16
                                                    Low               $16.45

         Fiscal Year Ended March 31, 2005
         First Quarter                              High              $17.60
                                                    Low               $10.75

         Second Quarter                             High              $13.30
                                                    Low               $10.00

         Third Quarter                              High              $15.24
                                                    Low               $10.35

         Fourth Quarter                             High              $19.08
                                                    Low               $13.97


      Information regarding our equity compensation plans is set forth in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2006 Annual Meeting of Stockholders (the "Proxy Statement") in the Section entitled "Executive Compensation" and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The Statement of Operations data and the Balance Sheet data for the years ended, and as at, March 31, 2002, 2003, 2004, 2005 and 2006 are derived from our audited consolidated financial statements. All share and per share amounts included in the following financial data have been retroactively adjusted to reflect the 4-for-3 stock dividend paid on April 5, 2004 to shareholders of record on March 15, 2004.

                                                                         Year Ended March 31,
                                                -----------------------------------------------------------------------
                                                2006             2005            2004            2003             2002
                                                ----             ----            ----            ----             ----
Statement  of Operations Data:
    Net sales                                $28,894,101     $23,465,443     $17,201,116      $15,953,883     $10,480,829
    Income (loss) before equity in
    earnings of  Hong Kong Joint Venture
    and income taxes                           2,394,258         765,742         429,716          279,615        (976,063)
    Net income                                 4,600,352       3,417,854       2,571,026        2,400,318          261,625
    Per common share:
     Net income                                                                                      -
        Basic                                       2.75            2.13            1.69             1.66             0.21
        Diluted                                     2.52            1.94            1.49             1.54             0.21
     Weighted average number of common
     shares outstanding
        Basic                                  1,671,681       1,602,449       1,516,846        1,443,439        1,251,499
        Diluted                                1,824,529       1,764,474       1,725,206        1,561,745        1,261,027

Balance Sheet Data:
    Total assets                              20,358,603      16,049,948      11,098,916        8,382,043        5,182,462
    Long-term debt (non-current)                       -               -               -            7,224           22,396
    Working capital (1)                        9,911,628       6,317,231       4,200,170        2,377,688          402,425
    Current ratio (1)                             4.60:1          3.00:1          3.21:1           2.26:1           1.27:1
    Shareholders' equity                      17,606,569      12,897,668       9,198,272        6,493,415        3,681,273

(1) Working capital is computed as the excess of current assets over current liabilities. The current ratio is calculated by dividing current assets by current liabilities.

  Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for fiscal years 2006 and 2005 are summarized as follows:

                                               ------------------------------------------------------------
                                                                       Quarter Ended
                                               ------------- ----------------- ---------------- -----------
                                               June 30,       September 30,    December 31,       March 31,
                                               --------       -------------    ------------       ---------
    2006
    Net sales                                  $6,923,810      $7,119,100       $7,353,597       $7,497,594
    Gross profit                                2,048,954       2,278,838        2,549,300        2,580,060
    Net income                                    889,770       1,162,695        1,456,809        1,091,078
    Net income per share - basic                     0.54            0.69             0.87             0.65
    Net income per share - diluted                   0.50            0.64             0.80             0.58

    2005
    Net sales                                  $4,874,782      $6,622,221       $5,849,144       $6,119,296
    Gross profit                                1,484,713       2,121,788        1,825,828        1,887,499
    Net income                                    766,297       1,043,836          793,569          814,152
    Net income per share - basic                     0.49            0.66             0.49             0.49
    Net income per share - diluted                   0.44            0.59             0.45             0.46


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including the Risk Factors discussed elsewhere in this Annual Report and other risks, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. We do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General

      We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2006, 2005 and 2004 relate to the operational results of the Company only. A discussion and analysis of the Hong Kong Joint Venture's operational results for these periods is presented below under the heading "Hong Kong Joint Venture."

Comparison of Results of Operations for the Years Ended March 31, 2006, 2005 and 2004

      Sales. In fiscal year 2006, our net sales increased by $5,428,658 (23.13%), from $23,465,443 in fiscal 2005 to $28,894,101 in fiscal 2006. Our focus on marketing to the electrical distribution trade through our USI Electric subsidiary accounted for approximately $4,780,000 of the increased sales, principally due to increased volume (from approximately $16,480,000 in 2005 to approximately $21,260,000 in 2006). The Company also increased its sales to retail and wholesale customers in the fiscal year ended March 31, 2006. We anticipate continued revenue growth in all of our markets.

      In fiscal year 2005, sales increased by $6,264,327 (36%) from $17,201,116 in fiscal 2004 to $23,465,443 in fiscal 2005. The increased sales of GFCI units and our focus on marketing to retailers, including the wholesale distribution trade, generated the majority of the increase.

      Gross Profit. Gross profit as a percentage of net sales (or "gross margin") in fiscal 2006 was 32.73% compared to 31.2% and 33.7% in fiscal 2005 and 2004, respectively. The increase in gross margin in the fiscal year ended March 31, 2006 reflects variations in the mix of products sold and is a function of higher sales, since certain fixed costs do not increase at the same rate as sales. The decrease in gross margin for the year ended March 31, 2005 when compared to 2004 resulted from higher costs and pricing concessions applied to meet competitive pressures.

      Expenses. Selling, general and administrative expenses for fiscal 2006 increased by $585,663 (9.5%) from $6,191,025 in fiscal 2005 to $6,776,688 in fiscal 2006. As a percentage of net sales, these expenses decreased to 23.5% for the fiscal year ended March 31, 2006 from 26.4% for the fiscal year ended March 31, 2005. The decrease in selling, general and administrative expense as a percent of sales is attributable to costs that do not increase proportionately with the higher sales volume and a reduction in legal expenses from the 2005 period. Our legal expenses decreased by $259,876 in 2006 to $822,477 from $1,082,353 in fiscal 2005. The reduction in legal expense was partially offset by an increase of $718,216 in commissions and freight charges, the account classification which was the most significant factor in this dollar increase, due to our higher 2006 sales volume. Commissions and freight charges, as a percentage of sales, while consistent with commissions and freight charges of the prior year, vary directly with sales volume. Currently, we are a non-accelerated filer and the Company is not required to comply with the registered public accounting firm attestation provisions of Section 404(a) of the Sarbanes-Oxley Act of 2002. It is anticipated the Company will be required to comply with these provisions for the fiscal year commencing April 1, 2007. The Company expects to incur initial and ongoing costs that, at present, cannot be quantified in complying with the provisions of Section 404(a) of Sarbanes-Oxley.

      Selling, general and administrative expenses for fiscal 2005 increased by $1,180,242 (23.55%) from $5,010,783 in fiscal 2004 to $6,191,025 in fiscal 2005.
As a percentage of net sales, these expenses decreased to 26.4% for the fiscal year ended March 31, 2005 from 29.1% for the fiscal year ended March 31, 2004. The decrease in selling, general and administrative expense as a percent of sales is attributable to costs that do not increase proportionately with the higher sales volume. Various expense categories contributed to the increased dollar amount of the expense, but the following major account classifications were significant factors in this dollar increase: (i) Commissions and freight charges, as a percentage of sales, while consistent with commissions and freight charges of the prior year, vary directly with sales volume. Therefore, of the $1,180,242 increase in expenses, $224,165 is attributable to commissions and freight charges from higher sales volume during the 2005 period. (ii) Professional fees increased by $558,370 to $1,082,353 for the fiscal year ended March 31, 2005. Costs associated with our litigation with a former director and chief executive officer (since settled) were approximately $880,000 for the fiscal year ended March 31, 2005, as compared to $79,768 for the prior fiscal year. Professional fees associated with the patent litigation decreased by approximately $129,000 to approximately $171,000 for the fiscal year ended March 31, 2005. Professional fees associated with patent litigation for the 2005 period were reduced by insurance reimbursements.

      Interest Income and Expense. Interest expense for fiscal 2006 decreased to $48,999 from $85,521 in fiscal 2005 primarily due to decreased borrowing. Interest expense for fiscal 2005 increased to $85,521 from $83,589 in fiscal 2004 primarily due to higher interest rates. The majority of the Company's cash balances are maintained on deposit with the factor and earn interest at the factor's prime rate of interest minus 3%. During the fiscal year ended March 31, 2006, the Company earned $9,668 on these deposits.

      Income Taxes. During the fiscal year ended 2006, the Company offset $2,151,593 of taxable income by utilizing the remainder of its net operating loss carryforward deduction. In addition, the Company offset federal taxes of approximately $115,000 with foreign tax credits available as a result of foreign taxes paid on the repatriated earnings of the Hong Kong Joint Venture. At March 31, 2006, the Company has no remaining net operating loss carryforwards available to offset future U.S. federal taxable income, and the valuation allowance previously established to offset tax benefits associated with our net operating loss carryforwards and other deferred tax assets was fully utilized.

      We did not make a provision for federal income taxes in each of the 2005 and 2004 fiscal years, due to our operating loss carryforward for income tax purposes. However, we made a provision of $5,250 and $24,001 for state income taxes for fiscal year 2005 and 2004, respectively.

      Net Income. We reported net income of $4,600,352 for fiscal year 2006 compared to a net income of $3,417,854 for fiscal year 2005, a $1,182,498 (34.6%) increase. This increase in net income resulted from increased sales volume and higher gross profit, partially offset by higher selling, general and administrative expenses as described above, and the income tax benefits provided by the use of net operating loss carryforwards, foreign tax credits, and arising from the reduction of the deferred tax valuation allowance.

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

Financial Condition, Liquidity and Capital Resources

      Our cash needs are currently met by funds generated from operations and from our Factoring Agreement, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum we may borrow under this Agreement is $7,500,000. Accordingly, based on specified percentages of our accounts receivable and inventory and letter of credit commitments, at March 31, 2006, our maximum borrowing availability under this Agreement is $7,500,000. Any outstanding principal balance under this Agreement is payable upon demand. The interest rate on the Factoring Agreement, on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by the factor which, as of March 31, 2006, was 7.75%. Any borrowings are collateralized by all our accounts receivable and inventory. During the year ended March 31, 2006, working capital (computed as the excess of current assets over current liabilities) increased by $3,594,397, from $6,317,231 on March 31, 2005, to $9,911,628 on March 31, 2006.

      Our operating activities provided cash of $1,766,297 for the year ended March 31, 2006. For the fiscal year ended March 31, 2005, operating activities used cash of $1,098,082. This increase of $2,864,379 was primarily due to higher net income and a reduction in inventories from the prior period.

      Our investing activities provided cash of $1,091,358 during fiscal 2006 and provided cash of $704,860 during fiscal 2005. This increase resulted primarily from higher distributions from the Joint Venture. During 2005, as in prior years, the Company offset a portion of its distributions from the Hong Kong Joint Venture with amounts due by the Company to the Hong Kong Joint Venture for the purchase of safety products. The Company offset $458,940 during fiscal 2005 and $1,164,608 during fiscal 2004 of trade amounts due by it to the Hong Kong Joint Venture in lieu of cash distributions. The Company discloses these payments as a non-cash transaction in its statement of cash flows.

      Financing activities in 2006 provided the Company with cash of $98,549, due to the exercise of employee stock options. Financing activities in 2005 provided cash of $264,319 which was also primarily from the exercise of employee stock options.

Hong Kong Joint Venture

      The financial statements of the Hong Kong Joint Venture are included in this Form 10-K beginning on page JV-1. The reader should refer to these financial statements for additional information. There are no material Hong Kong
- U.S. GAAP differences in the Hong Kong Joint Venture's accounting policies.

      In fiscal year 2006, sales of the Hong Kong Joint Venture were $24,811,790 compared to $25,899,630 and $24,114,967 in fiscal years 2005 and 2004, respectively. The decrease in sales for the 2006 period from the 2005 period primarily was due to lower sales to unrelated third parties, partially offset by higher sales to the Company. The increase in sales for the 2005 period from the 2004 period primarily was due to higher sales to unrelated third parties and to the Company.

      Net income was $4,160,935 for fiscal year 2006 compared to net income of $5,005,886 and $4,171,334 in fiscal years 2005 and 2004, respectively. The decrease in the current fiscal year is due to the lower sales, increased legal expense, and the establishment of a reserve of approximately $535,000 for costs previously capitalized associated with the Hong Kong Joint Venture's application for listing on the Hong Kong Stock Exchange during the fourth quarter and for the fiscal year ended March 31, 2006. The increase in income for the year ended March 31, 2005 was due primarily to price increases initiated during the year.

      Gross margins of the Hong Kong Joint Venture for fiscal 2006 increased to 34.7% from 33.55% in the prior fiscal year. The primary reason for this increase was price increases instituted during the fiscal year ended March 31, 2006. At March 31, 2005, the Hong Kong Joint Venture's gross margin increased to 33.55% from 30.6% at March 31, 2004. The primary reason for this increase was higher gross margins attributed to price increases initiated during the year.

      Selling, general and administrative expenses of the Hong Kong Joint Venture were $4,269,714, $3,495,678 and $2,971,274 for fiscal years 2006, 2005 and 2004, respectively. As a percentage of sales, these expenses were 17%, 13% and 12% for fiscal years 2006, 2005 and 2004, respectively. The increase in dollars of selling, general and administrative expenses each year was due to higher costs, increased legal expense and the establishment of a reserve of approximately $535,000 for costs previously capitalized associated with the Hong Kong Joint Venture's application for listing on the Hong Kong Stock Exchange during the fiscal year ended March 31, 2006.

      Interest income net of interest expense was $34,130 for fiscal year 2006, compared to $30,666 and $45,795 in fiscal years 2005 and 2004, respectively. The increase in interest income for 2006 was due to returns on investments in higher yielding bonds. The decrease from 2004 to 2005 is due to a reduction in investments in bonds during that fiscal period.

      Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During fiscal year 2006, working capital increased by $232,989 from $1,593,767 on March 31, 2005 to $1,826,756 on March 31, 2006. We
are not in a position to quantify any funds which may be available to the Hong Kong Joint Venture from IPO proceeds, if any, if an IPO by the Hong Kong Joint Venture is completed (as previously discussed).

Contractual Obligations and Commitments

         The following table presents, as of March 31, 2006, our significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in Note E to the consolidated financial statements.

                                                               Payment due by period
                                                      Less than         1-3           3-5         More than
                                          Total         1 year         years         years         5 years
   Operating Lease Obligations          $291,005       $105,479      $185,526           -             -
                                        ========       ========      ========     ========         ========

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

      Our revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. We established allowances to cover anticipated doubtful accounts and sales returns based upon historical experience.

      Inventories are valued at the lower of market or cost. Cost is determined on the first-in first-out method. We have recorded a reserve for obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management reviews the reserve quarterly.

      We currently have a foreign tax credit carryforward and deferred tax assets resulting from deductible temporary differences, which will reduce taxable income in future periods. We had previously provided a valuation allowance on the deferred tax assets associated with the future tax benefits such as foreign tax credits, foreign net operating losses, capital losses and net operating losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses and losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of management's assessment, the allowance previously provided to offset tax benefits associated with net operating loss carryforwards and other deferred tax assets at March 31, 2006 has been reduced to zero.

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

Recently Issued Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") 123 (revised 2004), Share Based Payment, which is a revision of Statement 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in operating results based on their fair values. Statement 123(R) will be effective for the Company on April 1, 2006, the beginning of the Company's fiscal 2007.

      Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) a "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date, or (2) a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to use the modified prospective method to adopt the provisions of Statement 123(R).

      As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have an impact on the Company's operating results. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the Company believes the impact would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions has not been significant.

      In May 2005, the FASB issued Statement 154, Accounting for Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and Statement 3, Reporting Accounting Changes in Interim Financial Statements, and provides guidance on the accounting for and reporting of accounting changes and error corrections. Statement 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods' financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, Statement 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt Statement 154 beginning April 1, 2006.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our principal financial instrument is our Factoring Agreement which provides for interest at the factor's prime rate (7.75% at March 31, 2006). We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by us under our Factoring Agreement. A significant rise in the prime rate could materially adversely affect our business, financial condition and results of operations. However, at March 31, 2006 and during the fiscal year then ended, we had no material principal amount outstanding under the facility. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

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


ITEM 9B. OTHER INFORMATION

         Not applicable.

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

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

                                                                                                              Page
                                                                                                              ----
Report of Independent Registered Public Accounting Firm                                                        F-1
Consolidated Balance Sheets as of March 31, 2006 and 2005                                                      F-2
Consolidated Statements of Income for the Years Ended March 31, 2006, 2005 and 2004                            F-3
Consolidated Statements of Shareholders' Equity for the Years Ended March 31, 2006, 2005 and 2004              F-4
Consolidated Statements of Cash Flows for the Years Ended March 31, 2006, 2005 and 2004                        F-5
Notes to Consolidated Financial Statements                                                                     F-6

(a) 2. Financial Statement Schedules.

Schedule II - Valuation of Qualifying Accounts                                                                 S-1

(a) 3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.

3.1 Articles of Incorporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2 Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3 Bylaws, as amended (incorporated by reference to Exhibit 3 to the Company's Form 8-A/A filed July 24, 2003) 10.1 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 1-31747)
10.2 Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3 Amended Factoring Agreement with CIT Group (successor to Congress Talcott, Inc.) dated November 14, 1999 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.4 Amendment to Factoring Agreement with CIT Group (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-31747)
10.5 Amendment to Factoring Agreement with CIT Group dated September 28, 2004 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 1-31747)
10.6 Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 1-31747)
10.7 Amended and Restated Employment Agreement dated July 18, 2005 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit
      10.7 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005, File No. 1-31747)
14 Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended March 31, 2004, File No. 1-31747)
21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended March 31, 2004, File No. 1-31747)
23.1  Consent of Grant Thornton LLP*
23.2  Consent of Grant Thornton LLP (Hong Kong)*
31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1  Section 1350 Certifications*
99.1  Press Release dated June 29, 2006*

 *Filed herewith

(c) Financial Statements Required by Regulation S-X.

Separate financial statements of the Hong Kong Joint Venture

Independent Auditors' Report
Report of Independent Registered Public Accounting Firm                     JV-1
Consolidated Income Statement                                               JV-2
Consolidated Balance Sheet                                                  JV-3
Balance Sheet                                                               JV-4
Consolidated Statement of Changes in Equity                                 JV-5
Consolidated Cash Flow Statement                                            JV-6
Notes to Financial Statements                                               JV-7

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNIVERSAL SECURITY INSTRUMENTS, INC.


June 29, 2006                           By: /s/ Harvey B. Grossblatt
                                           ---------------------------------
                                            Harvey B. Grossblatt
                                            President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                    Date

/s/ Harvey B. Grossblatt        President, Chief Executive       June 29, 2006
---------------------------     Officer and Director
Harvey B. Grossblatt


/s/ James B. Huff               Chief Financial Officer          June 29, 2006
---------------------------
 James B. Huff


/s/ Cary Luskin                 Director                         June 29, 2006
---------------------------
Cary Luskin


/s/ Ronald A. Seff, M.D.        Director                         June 29, 2006
---------------------------
Ronald A. Seff


/s/ Howard Silverman, Ph.D.     Director                         June 29, 2006
---------------------------
Howard Silverman, Ph.D.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Universal Security Instruments,
Inc.

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. and subsidiaries (the Company) as of March 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Security Instruments, Inc. and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended March 31, 2006. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required therein.

/s/ GRANT THORNTON LLP
Baltimore, Maryland
June 23, 2006

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 ASSETS                                                    March 31
                                                                                           --------
                                                                                        2006            2005
                                                                                    -----------     -----------
CURRENT ASSETS
   Cash and cash equivalents                                                        $ 3,015,491     $    59,287
   Accounts receivable:
     Trade less allowance for doubtful accounts of $15,000 at March
        31, 2006 and 2005                                                             1,106,435       1,014,757
     Employees                                                                           21,503          23,656
                                                                                    -----------     -----------
                                                                                      1,130,091       1,036,260

   Amount due from factor                                                             4,259,131       3,394,084
   Inventories, net of allowance for obsolete inventory of $40,000 for                4,062,086       4,834,486
   2006 and $100,000 for 2005
   Prepaid expenses                                                                     145,394         196,863
                                                                                    -----------     -----------

TOTAL CURRENT ASSETS                                                                 12,663,662       9,469,511

DEFERRED TAX ASSET                                                                      476,384         351,780

INVESTMENT IN HONG KONG JOINT VENTURE                                                 7,140,859       6,131,481

PROPERTY AND EQUIPMENT - NET                                                             62,212          81,690

OTHER ASSETS                                                                             15,486          15,486
                                                                                    -----------     -----------

TOTAL ASSETS                                                                        $20,358,603     $16,049,948
                                                                                    ===========     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                 $ 1,604,845     $ 1,725,402
   Accrued liabilities:
     Litigation reserve                                                                 556,787         806,679
     Payroll, commissions and other                                                     590,402         620,199
                                                                                    -----------     -----------

TOTAL CURRENT LIABILITIES                                                             2,752,034       3,152,280
                                                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES                                                                --              --

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding 1,693,952 and 1,652,998 shares at March
      31, 2006 and March 31, 2005, respectively                                          16,940          16,530
   Additional paid-in capital                                                        11,577,583      11,469,444
   Retained earnings                                                                  6,012,046       1,411,694
                                                                                    -----------     -----------
TOTAL SHAREHOLDERS' EQUITY                                                           17,606,569      12,897,668
                                                                                    -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $20,358,603     $16,049,948
                                                                                    ===========     ===========

                 See notes to consolidated financial statements

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                   Years Ended March 31
                                                         2006              2005              2004
                                                     ------------      ------------      ------------
Net sales                                            $ 28,894,101      $ 23,465,443      $ 17,201,116
Cost of goods sold                                     19,436,949        16,145,615        11,402,540
                                                     ------------      ------------      ------------

GROSS PROFIT                                            9,457,152         7,319,828         5,798,576

Research and development expense                          246,875           277,540           270,164
Selling, general and administrative expense             6,776,688         6,191,025         5,010,783
                                                     ------------      ------------      ------------

Operating income                                        2,433,589           851,263           517,629
                                                     ------------      ------------      ------------

Other income (expense):
   Interest expense                                       (48,999)          (85,521)          (83,589)
   Interest income                                          9,668                --                --
   Other expense                                               --                --            (4,324)
                                                     ------------      ------------      ------------

                                                          (39,331)          (85,521)          (87,913)
                                                     ------------      ------------      ------------

INCOME BEFORE EQUITY IN EARNINGS OF HONG KONG
JOINT VENTURE AND INCOME TAXES
                                                        2,394,258           765,742           429,716

Earnings from Hong Kong Joint Venture:
   Equity in earnings of Hong Kong Joint Venture        2,109,594         2,370,975         2,165,311
                                                     ------------      ------------      ------------

Net income before income taxes                          4,503,852         3,136,717         2,595,027

Provision for income tax (benefit) expense                (96,500)         (281,137)           24,001
                                                     ------------      ------------      ------------

NET INCOME                                           $  4,600,352      $  3,417,854      $  2,571,026
                                                     ============      ============      ============

Net income per share:
  Basic                                              $       2.75      $       2.13      $       1.69
  Diluted                                            $       2.52      $       1.94      $       1.49
Shares used in computing net income per share:
  Basic                                                 1,671,681         1,602,449         1,516,846
  Diluted                                               1,824,529         1,764,474         1,725,206


                 See notes to consolidated financial statements.

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        Common Stock            Additional       Retained
                                                   Shares         Amount       Paid-In Capital    Earnings         Total
                                                ------------    ------------    ------------    ------------    ------------
Balance at March 31, 2003                          1,495,976    $     14,960    $ 11,055,641    $ (4,577,186)   $  6,493,415

Issuance of common stock from the
  exercise of employee stock options                  56,297             563         124,692              --         125,255
Stock issued in lieu of directors fees                   756               7           9,993              --          10,000
Retired stock                                           (133)             (1)         (1,423)             --          (1,424)
Net income                                                --              --              --       2,571,026       2,571,026
                                                ------------    ------------    ------------    ------------    ------------

Balance at March 31, 2004                          1,552,896    $ 11,188,903    ($ 2,006,160)   $  9,198,272
                                                                                                                $     15,529

Fractional shares unissued from 4-for-3 split           (129)             (1)             --              --              (1)
Issuance of common stock from the
  exercise of employee stock options                  99,281             992         270,551              --         271,543
Stock issued in lieu of directors fees                   950              10           9,990              --          10,000
Net income                                                --              --              --       3,417,854       3,417,854
                                                ------------    ------------    ------------    ------------    ------------

Balance at March 31, 2005                          1,652,998    $     16,530    $ 11,469,444    $  1,411,694    $ 12,897,668

Issuance of common stock from the
  exercise of employee stock options                  40,499             405          98,144              --          98,549
Stock issued in lieu of directors fees                   455               5           9,995              --          10,000
Net income                                                --              --              --       4,600,352       4,600,352
                                                ------------    ------------    ------------    ------------    ------------

Balance at March 31, 2006                          1,693,952    $     16,940      11,577,583    $  6,012,046    $ 17,606,569
                                                ============    ============    ============    ============    ============

                 See notes to consolidated financial statements

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Years Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                               2006             2005             2004
                                                                                -----------      -----------      -----------
OPERATING ACTIVITIES
Net income                                                                      $ 4,600,352      $ 3,417,854      $ 2,571,026
Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation and amortization                                                     28,338           34,048           33,218
   Stock issued to directors in lieu of fees                                         10,000           10,000           10,000
   Change in allowance for doubtful accounts                                             --               --            5,000
   Inventory allowance                                                                   --               --            1,741
   Gain on sale of land                                                                  --               --         (175,965)
   Decrease in deferred taxes                                                      (124,604)        (294,881)         (56,899)

   Earnings of the Hong Kong Joint Venture                                       (2,109,594)      (2,485,302)      (2,165,311)
   Changes in operating assets and liabilities:
      Increase in accounts receivable and amounts due from factor                  (958,878)      (1,204,719)      (2,095,514)
      Decrease (increase) in inventories                                            772,400       (1,966,836)         354,838
      (Increase) decrease in prepaid expenses                                       (51,469)         (38,342)          29,291
      (Decrease) increase in accounts payable and accrued expenses                 (400,248)       1,430,096        1,199,873
      Increase in other assets                                                           --               --           (4,014)
                                                                                -----------      -----------      -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               1,766,297       (1,098,082)        (292,716)

INVESTING ACTIVITIES:
    Cash distributions from Joint Venture                                         1,100,216          727,167               --
    Purchase of equipment                                                            (8,858)         (22,307)         (20,787)
    Gross proceeds from sale of land                                                     --               --          350,000
                                                                                -----------      -----------      -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                         1,091,358          704,860          329,213

FINANCING ACTIVITIES:
    Principal payments of capital lease obligations                                      --           (7,224)         (23,250)
    Proceeds from issuance of common stock from exercise of
      employee stock options                                                         98,549          271,543          125,255
                                                                                -----------      -----------      -----------
     Retirement of common stock                                                         --               --           (1,424)
                                                                                -----------      -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                            98,549          264,319          100,581
                                                                                -----------      -----------      -----------

INCREASE (DECREASE) INCREASE IN CASH                                              2,956,204         (128,903)         137,078

Cash at beginning of period                                                          59,287          188,190           51,112
                                                                                -----------      -----------      -----------

CASH AT END OF PERIOD                                                           $ 3,015,491      $    59,287      $   188,190
                                                                                ===========      ===========      ===========

Supplemental information:
  Interest paid                                                                 $    48,999      $    85,521      $    83,589
  Income taxes paid                                                             $    50,320      $    17,000      $    24,001

Non-cash investing transactions:
  Issuance of 455 shares in 2006, 950 shares in 2005, and 756 shares
      in 2004 in lieu of directors fees and accrued compensation                $    10,000      $    10,000      $    10,000
  Repayment of trade payables due the Hong Kong Joint Venture in
      lieu of cash distributions                                                $        --      $   458,940      $ 1,164,608

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

Stock-Based Compensation: We account for stock-based employee compensation using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of our stock and the option exercise price. US GAAP requires companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing models, such as the Black-Scholes models, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123R, "Share-Based Payment," which requires companies to expense the value of employee stock options and similar awards. The effective date of FASB 123R is for annual periods beginning after June 15, 2005. Subsequently, the Securities and Exchange Commission (SEC) approved a rule which delays the effective date of FAS 123R for certain public companies. Under the SEC's rule, FAS 123R is now effective for the Company's annual period beginning April 1, 2006. We have elected to defer adoption of the change to the fair value based method of accounting for stock-based employee compensation and the recordation of such amounts as charges to operating expense until the annual period beginning April 1, 2006.

Stock issued to directors in lieu of directors' fees is valued at market price on the day of issuance.

The following table illustrates the effect on net income and net income per share had compensation costs for the stock-based compensation plan been determined based on the grant date fair values of awards.

                                                                         Year Ended March 31
                                                              2006              2005              2004
                                                              ----              ----              ----

    Net income, as reported                                $4,600,352         $3,417,854         $2,571,026

    Stock-based employee compensation costs, net of
    income tax, included in net income                         10,000             10,000             10,000

    Deduct:  Total stock-based employee compensation
    expense determined under fair value, net of
    related tax effects                                      (138,846)          (144,672)           (91,111)
                                                           ----------         ----------         ----------

    Pro forma net income                                   $4,471,506         $3,283,182         $2,489,915
                                                           ==========         ==========         ==========

    Earnings per share:
      Basic - as reported                                  $     2.75         $     2.13         $     1.69
      Basic - pro forma                                          2.67               2.05               1.64

      Diluted - as reported                                      2.52               1.94               1.49
      Diluted - pro forma                                        2.45               1.86               1.44


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

The Company sells trade receivables on a pre-approved non-recourse basis to the Factor under the Factoring Agreement on an ongoing basis. Factoring charges recognized on sales of receivables are included in selling, general and administrative expenses in the consolidated statements of income and amounted to $262,670, $208,913 and $167,561 for the years ended March 31, 2006, 2005 and
2004, respectively. The Agreement for the sale of accounts receivable provides for continuation of the program on a revolving basis until terminated by one of the parties to the Agreement.

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $966,981, $702,779 and $521,556 in fiscal years 2006, 2005 and 2004, respectively.

Inventories: Inventories (consisting primarily of finished goods) are stated at the lower of cost (first-in, first-out method) or market. Included as a component of finished goods inventory are additional non-material costs. These costs include overhead costs, freight, import duty and inspection fees of $370,419 and $514,373 at March 31, 2006 and 2005, respectively. Inventories are shown net of an allowance for inventory obsolescence of $40,000 for the fiscal year ended March 31, 2006 and $100,000 for the fiscal years ended 2005.

The Company reviews inventory quarterly to identify slow moving products and valuation allowances are adjusted when deemed necessary.

Property and Equipment: Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided by using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are as follows:

       Leasehold improvements     -    Shorter of term of lease or life of asset
       Machinery and equipment    -    5 to 10 years
       Furniture and fixtures     -    5 to 15 years
       Computer equipment         -    5 years

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

                                                                          March 31,
                                                               2006          2005           2004
                                                             ---------     ---------     ---------

      Common shares outstanding for basic EPS                1,671,681     1,602,449     1,516,846

      Shares issued upon assumed exercise of outstanding
      stock options                                            152,848       162,025       208,360
                                                             ---------     ---------     ---------

      Weighted average number of common and common
      equivalent shares outstanding for diluted EPS          1,824,529     1,764,474     1,725,206
                                                             =========     =========     =========

Reclassifications: Certain prior year amounts have been reclassified in order to conform with current year presentation.


NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                               March 31,
                                                           2006         2005
                                                         --------     --------
      Leasehold improvements                             $ 73,535     $ 73,535
      Machinery and equipment                             158,696      158,696
      Furniture and fixtures                              197,482      195,873
      Computer equipment                                   88,736       81,855
                                                         --------     --------
                                                          518,449      509,959

      Less accumulated depreciation and amortization      456,237      428,269
                                                         --------     --------
                                                         $ 62,212     $ 81,690
                                                         ========     ========

NOTE C - INVESTMENT IN THE HONG KONG JOINT VENTURE

The Company holds a 50% interest in a Joint Venture with a Hong Kong Corporation, which has manufacturing facilities in the People's Republic of China, for the manufacturing of consumer electronic products. As of March 31, 2006, the Company has an investment balance of $7,140,859 for its 50% interest in the Hong Kong Joint Venture. There are no material Hong Kong - U.S. GAAP differences in the Hong Kong Joint Venture's accounting policies.

The following represents summarized financial information derived from the audited financial statements of the Hong Kong Joint Venture as of March 31, 2006 and 2005 and for the years ended March 31, 2006, 2005 and 2004.

                                             March 31,
                                       2006             2005
                                    -----------     -----------
      Current assets                $ 7,402,171     $ 6,131,539
      Property and other assets      10,911,009       9,112,863
                                    -----------     -----------

      Total                         $18,313,180     $15,244,402
                                    ===========     ===========

      Current liabilities           $ 5,575,415     $ 4,537,772
      Non-current liabilities            32,870          24,750

      Equity                         12,740,895      10,681,880
                                    -----------     -----------

      Total                         $18,313,180     $15,244,402
                                    ===========     ===========


                                   For the Year Ended March 31,
                            2006                2005                  2004
                            ----                ----                  ----

         Net sales        $24,811,790         $25,899,630           $24,114,967
         Gross profit       8,608,220           8,689,538             7,375,113
         Net income         4,160,935           5,005,886             4,171,334

During the years ended March 31, 2006, 2005 and 2004, the Company purchased $12,321,401, $10,513,800 and $7,481,716, respectively, of finished product from the Hong Kong Joint Venture, which represents 66%, 68% and 73%, respectively, of the Company's total finished product purchases for the years ended at March 31, 2006, 2005 and 2004. Amounts due the Hong Kong Joint Venture included in Accounts Payable totaled $500,000 and $549,527 at March 31, 2006 and 2005, respectively. Amounts due from the Hong Kong Joint Venture included in Accounts Receivable totaled $48,205 and $84,330 at March 31, 2006 and 2005, respectively.

The Company incurred interest costs charged by the Hong Kong Joint Venture of $37,389, $17,581 and $25,482 during the years ended March 31, 2006, 2005 and
2004, respectively, related to its purchases.

NOTE D - AMOUNTS DUE FROM FACTOR

The Company sells certain of its trade receivables on a pre-approved, non-recourse basis to a Factor. Since these are sold on a non-recourse basis, the factored trade receivables and related repayment obligations are not separately recorded in the Company's consolidated balance sheets. The Agreement provides for financing of up to a maximum of $7,500,000 with the amount available at any one time based on 85% of uncollected non-recourse receivables sold to the factor and 45% of qualifying inventory. Financing of $7,500,000 is available at March 31, 2006. Any outstanding amounts due to the factor are payable upon demand and bear interest at the prime rate of interest charged by the factor, which is 7.75% at March 31, 2006. Any amount due to the factor is also secured by the Company's inventory. There were no borrowings outstanding under this agreement at March 31, 2006.

Under this Factoring Agreement, the Company sold receivables of approximately $26,713,439 and $20,954,000 during the years ended March 31, 2006 and 2005, respectively. Gains and losses recognized on the sale of factored receivables include the fair value of the limited recourse obligation. The uncollected balance of non-recourse receivables held by the factor amounted to $4,414,654 and $3,399,130 at March 31, 2006 and 2005. The amount of the uncollected balance of non-recourse receivables borrowed by the Company as of March 31, 2006 and 2005 is $0 and $0, respectively. Amounts due from the factor to the Company amounted to $7,136,282 at March 31, 2006, of which $2,877,151 represents collected cash due the Company and maintained on deposit with the factor for investment. Collected cash maintained on deposit with the factor earns interest at the factor's prime rate of interest less three percentage points (4.75%) at March 31, 2006. Amounts due from the factor amounted to $3,394,084 at March 31, 2005.

NOTE E - LEASES

During December 1999, the Company entered into an operating lease for its office and warehouse which expires in October 2008. This lease is subject to increasing rentals at 3% per year. In February 2004, the Company entered into an operating lease for an approximately 2,600 square foot office in Naperville, Illinois. This lease expires in February 2009 with increasing rentals at 3% per year.

Rent expense totaled $102,589, $97,011 and $92,063 for the years ended March 31, 2006, 2005 and 2004, respectively. Future obligations, including the lease renewal option exercised subsequent to March 31 2006, for the years ended March 31, under these non-cancelable operating leases are as follows:

                   Year Ended March 31,
                               2007                        $105,479
                               2008                         108,429
                               2009                          77,097
                                                           --------
                                                           $291,005
                                                           ========
NOTE F - INCOME TAXES

Universal Security Instruments, Inc. ("USI") provides for Income Taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, deferred income tax assets and liabilities are computed and recognized for those differences that have future tax consequences and will result in net taxable or deductible amounts in future periods. Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes. The deferred tax liabilities and assets for USI result primarily from reserves, inventories, accrued liabilities and changes in the unremitted earnings of the Hong Kong Joint Venture.

Beginning in 2004, USI will no longer recognize the deferred tax liability related to the unremitted earnings of the Hong Kong Joint Venture. There is no longer a plan to repatriate the unremitted earnings in the future, other than a possible $850,000 payment. The Company has foreign tax credits available as a result of foreign taxes paid on the repatriated earnings of the Hong Kong Joint Venture. Approximately $115,000 of foreign tax credits were used to offset federal taxes at March 31, 2006.

USI had a net operating loss carryforward as of March 31, 2005 of $2,151,593, of which $2,151,593 was utilized during the year ended March 31, 2006. Therefore, the net operating loss carryforward has been fully utilized as of March 31, 2006.

The components of income tax expense (benefit) for USI are as follows:

                                                            March 31,
                                                      2006              2005
                                                   ----------       -----------
Current
  Federal                                          $   17,651       $    21,000
  State                                                10,453             5,250
                                                   ----------       -----------
                                                       28,104            26,250
Deferred (benefit)                                   (124,604)         (307,387)
                                                   ----------       -----------
Total income tax (benefit) expense                 $  (96,500)      $  (281,137)
                                                   ==========       ===========

Significant components of USI's deferred tax assets and liabilities are as follows:
                                                                                         March 31,
                                                                            2006            2005             2004
                                                                        -----------     -----------      -----------
      Deferred tax liabilities - unremitted earnings from Hong Kong
      Joint Venture:                                                    $        --     $        --      $   637,279
                                                                        -----------     -----------      -----------

      Deferred tax assets:
         Financial statement accruals and allowances                        360,022         220,602          250,032

         Inventory uniform capitalization                                    94,741          56,727           89,628

         Other                                                                   --          14,953           40,346

         AMT tax credit carryforward                                         21,621          21,621           21,621

         NOL carryforwards and tax credits                                        0         814,400        1,307,866
                                                                        -----------     -----------      -----------

         Gross deferred tax assets                                          476,384       1,128,303        1,709,493

         Valuation allowance                                                      0        (776,523)      (1,015,315)
                                                                        -----------     -----------      -----------


         Net deferred tax liability (asset)                             $   476,384     $   351,780      $   (56,899)
                                                                        ===========     ===========      ===========


The reconciliation between the statutory federal income tax provision and the actual effective tax provision is as follows:

                                                                           Years ended March 31,
                                                                     2006            2005             2004
                                                                 -----------      -----------      -----------
Federal tax expense at statutory rate (34%) before loss
carryforward                                                     $ 1,577,074      $ 1,066,484      $   882,309

Reduction in income taxes arising from carryforward of prior
years' operating losses                                                   --         (458,200)        (679,682)

Non-patriated earnings of Hong Kong Joint Venture                   (356,143)        (402,855)        (464,451)

Employment expense of employee stock options                        (224,592)        (333,879)              --

Foreign tax credit net of gross up for US portion of foreign
taxes                                                                (69,210)              --               --

Change in rates for deferreds                                       (264,630)              --               --

State income tax expense                                              10,453            5,250          103,582

Change in valuation allowance                                       (776,523)        (238,791)         102,619

Permanent differences                                                 10,108           80,854           79,624

Other                                                                 (3,037)              --               --
                                                                 -----------      -----------      -----------

Provision for income tax (benefit) expense                       $   (96,500)     $  (281,137)     $    24,001
                                                                 ===========      ===========      ===========

NOTE G - SHAREHOLDERS' EQUITY

Common Stock - During the year ended March 31, 2006, the Company issued 40,954 shares of its common stock, of which 40,499 were issued on the exercise of employee stock options for total proceeds of $98,549, and 455 shares were issued to a director in lieu of a directors fee.

Stock Options - Under terms of the Company's 1978 Non-Qualified Stock Option Plan, as amended, 658,333 shares of common stock are reserved for the granting of stock options, of which 657,158 shares have been issued as of March 31, 2006, leaving 1,175 available for issuance upon exercise of options granted, or available for future grants to employees and directors. Under provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable. All options expire five years from the date of grant and have an exercise price at least equal to the market price at the date of grant. The options usually vest at 25% a year over four years. Share amounts have been retroactively adjusted to reflect the 4-for-3 stock dividend paid on April 5, 2004 to shareholders of record on March 15, 2004.

The following tables summarize the status of options under the Non-Qualified Stock Option Plan at March 31, 2006 and option transactions for the three years then ended:

    Status as of March 31, 2006                               Number of Shares
    ---------------------------                               ----------------

    Presently exercisable                                           231,788
    Exercisable in future years                                      10,708
                                                              ----------------

    Total outstanding                                               242,496
    Available for future grants                                       1,175

    Shares of common stock reserved                                 243,671

    Outstanding options:
       Number of holders                                                 19
       Average exercise price per share                          $     7.31
       Expiration dates                                        June 2006 to
                                                                 March 2011


                                                                                     Weighted Average
Transactions for the Three Years Ended March 31, 2006:        Number of Shares        Exercise Price
------------------------------------------------------        ----------------        --------------

Outstanding at March 31, 2003                                       348,667
   Granted                                                           10,666                10.53
   Canceled                                                          (2,924)                1.98
   Exercised                                                        (56,297)                2.21
                                                                  ----------

Outstanding at March 31, 2004                                       300,112
   Granted                                                           55,000                14.30
   Canceled                                                            (334)                2.63
   Exercised                                                        (99,282)                2.74
                                                                  ----------

Outstanding at March 31, 2005                                       255,496
   Granted                                                           27,500                13.37
   Canceled                                                               0                 0.00
   Exercised                                                        (40,500)                2.43
                                                                 -----------

    Outstanding at March 31, 2006                                   242,496

The following table summarizes information about stock options outstanding at March 31, 2006:


                                  Options Outstanding                                         Options Exercisable
                                  -------------------                                         -------------------
                                                                                                         Weighted
        Range of               Number        Weighted Average    Weighted Average        Number          Average
     Exercise Price           of Shares       Exercise Price    Contract Life (Yrs)    of Shares      Exercise Price
     --------------           ---------       --------------    -------------------    ---------      --------------
     $0.98 to $2.99              99,331           $1.75                 0.80              99,331          $1.75
     $3.00 to $3.99              26,666            3.38                 1.00              26,666           3.38
     $4.00 to $5.99              25,333            5.40                 1.43              25,333           5.40
     $6.00 to $15.02             63,666           12.28                 3.70              52,958          14.77
    $15.03 to $21.45             27,500           21.45                 5.00              27,500          21.45
                                -------                                                  -------
                                242,496                                                  231,788
                                =======                                                  =======

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2006, 2005 and 2004; no annual dividends, expected volatility of 36%, 45% and 53%, respectively, risk-free interest rate ranging from 4.0% to 6.5% and expected lives of five years. The weighted-average fair values of the stock options granted in 2006, 2005 and 2004 were $8.29, $6.47 and $6.95 per share, respectively.

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

NOTE H - COMMITMENTS AND CONTINGENCIES

In December 2001, Leviton Manufacturing Co., Inc. ("Leviton") filed a civil action in the United States District Court for the District of Maryland (Case No. 01cv3855) alleging that the Company's and its USI Electric subsidiary's GFCI units infringed one of plaintiff's patents and configuration trade dress ("Leviton I"). On June 10, 2003, Leviton filed a second civil suit against the Company and its USI Electric subsidiary in the United States District Court for the District of Maryland (Case No. 03cv1701), alleging this time that the Company's GFCI units infringe one or more of Leviton's six more recently issued patents for reset lockout technology related to but not required by UL Standard 943 for ground GFCI units, effective January 2003 ("Leviton II"). Leviton II also asserted trade dress and unfair competition claims which largely correspond to the claim in the Leviton I suit. In May 2006 Leviton and the Company settled Leviton I and Leviton II, all subject to a confidential agreement. Under the terms of the settlement, Leviton I has been dismissed, and the trade dress/deceptive trade practice claims of Leviton II have been dismissed. The settlement does not cover the patent infringement claims of Leviton II.

In January 2006, the Company was granted summary judgment on the infringement claims asserted in Leviton II. Leviton has appealed that judgment and dismissal. Should Leviton's appeal be successful and the summary judgment of non-infringement be overturned, then Leviton's infringement claims will be reinstated. If reinstated, the Company's belief in its strong defenses to Leviton's claims in that suit remains unchanged. However, in the event of an unfavorable outcome, including reversal of the lower court's dismissal on appeal and rejection of the Company's defenses at trial, the amount of any potential loss to the Company is not determinable at this time.

On March 31, 2005, Leviton filed a third lawsuit, Civil Action No. 05cv0889, in the United States District Court for the District of Maryland against the Company ("Leviton III"). In this suit, Leviton alleges that the Company's GFCI units infringe US Patent 6,864,766. The Company has filed a counterclaim against Leviton and the case has been consolidated with a declaratory judgment action filed by the GFCI manufacturer, Shanghai Meihao Electric, Inc. Discovery is now ongoing. The Company believes that it has strong defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to the Company is not determinable at this time.

On June 11, 2003, Walter Kidde Portable Equipment, Inc. ("Kidde") filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 03cv00537), alleging that certain of the Company's AC powered/battery backup smoke detectors infringe on a patent acquired by Kidde. The plaintiff is seeking injunctive relief and damages to be determined at trial. On March 31, 2006, following numerous procedural and substantive rulings by the judge, Kidde obtained dismissal, without prejudice, of its suit. On November 28, 2005, prior to the March 31, 2006 dismissal of the original suit, Kidde filed a second lawsuit based on virtually identical infringement allegations as the earlier case. Because, the court dismissed the first case without conditions and without prejudice, the Company has appealed the dismissal believing that at a minimum, procedurally, conditions should have been imposed. The second case is now in the preliminary pre-discovery motion stage. The Company's substantive position and its defenses to Kidde's claims are substantially the same between the first and second Kidde cases. The Company and its counsel believe that the Company has significant defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to the Company is not yet determinable.

On October 13, 2003, Maple Chase Company filed a civil suit in the United States District Court for the Northern District of Illinois (Case No. 03cv07205), against the Company, its USI Electric subsidiary, and one former and one present Illinois-based sales representative, alleging that certain of the Company's smoke detectors infringe on a patent owned by Maple Chase (US Reissue Patent No.
Re: 33290). On April 11, 2005, this action was dismissed pending the outcome of a reexamination in the United States Patent and Trademark Office (USPTO). In April 2006, the USPTO rejected most of the claims in the patent. Maple Chase has not yet filed a substantive response to the USPTO action. While the Company is confident that the USPTO reexamination and rejection of the claims indicates that the Company will prevail in this action, no assurances can be given. The amount of potential loss to the Company, if any, is not yet determinable.

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

There were no customers that represented in excess of 10% of the Company's product sales during the three years in the period ended March 31, 2006.

NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly Results of Operations (Unaudited):

The unaudited quarterly results of operations for fiscal years 2006 and 2005 are summarized as follows:

                                                              Quarter Ended
2006                                   June 30,       September 30,    December 31,       March 31,
----                                   --------       -------------    ------------       ---------
Net sales                              $6,923,810        $7,119,100       $7,353,597       $7,497,594
Gross profit                            2,048,954         2,278,838        2,549,300        2,580,060
Net income                                889,770         1,162,695        1,456,809        1,091,078
Net income per share - basic                 0.54              0.69             0.87              .65
Net income per share - diluted               0.50              0.64             0.80              .58

2005
Net sales                              $4,874,782        $6,622,221       $5,849,144       $6,119,296
Gross profit                            1,484,713         2,121,778        1,825,828        1,887,499
Net income                                766,297         1,043,836          793,569          814,152
Net income per share - basic                 0.49              0.66             0.49             0.49
Net income per share - diluted               0.44              0.59             0.45             0.46


                                                                     SCHEDULE II

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED March 31, 2006, 2005 and 2004


                                           Balance at   Charged to   Charged to
                                           beginning     cost and     other                    Balance at
                                            of year      expenses    accounts    Deductions    end of year
                                           ----------   ----------   ----------   ----------   -----------
Year ended March 31, 2006
Allowance for doubtful accounts            $   15,000   $        0   $        0   $        0   $   15,000

Year ended March 31, 2005
Allowance for doubtful accounts            $   10,000   $        0   $        0   $        0   $   15,000

Year ended March 31, 2004
Allowance for doubtful accounts            $   10,000   $   64,537   $        0   $   59,537   $   15,000

Year ended March 31, 2006
Allowance for inventory reserve            $  100,000   $        0   $        0   $   60,000   $   40,000

Year ended March 31, 2005
Allowance for inventory reserve            $  100,000   $        0   $        0   $        0   $  100,000

Year ended March 31, 2004
Allowance for inventory reserve            $  101,741   $        0   $        0   $    1,741   $  100,000

Year ended March 31, 2006
Valuation allowance                        $  776,523   $        0   $        0   $  776,523   $        0

Year ended March 31, 2005
Valuation allowance                        $1,015,315   $        0   $   47,595   $  286,387   $  776,523

Year ended March 31, 2004
Valuation allowance                        $  912,696   $        0   $  102,619   $        0   $1,015,315


The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission)

Reports and Financial Statements
For the year ended 31 March 2006


Contents


Auditors' Report                                                   JV-1

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

Notes to the Financial Statements                                  JV-7



Expressed in Hong Kong dollars ("HK$")

Report of Independent Registered Public Accounting Firm

To the Board of Directors of The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission) :

We have audited the accompanying consolidated balance sheets of The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission) and subsidiaries ("the Company"), as of March 31, 2006 and 2005, and the related consolidated statements of income, changes in equity, and cash flows for each of the two years in the period ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2006 and 2005, and the consolidated results of its income and its cash flows for each of the two years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in Hong Kong.


Grant Thornton
Certified Public Accountants
Hong Kong

June 23, 2006

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission
Consolidated income statement for the year ended 31 March 2006


                                   Notes              2006                 2005
                                                       HK$                  HK$

Turnover                             5         192,697,968          201,851,572

Cost of sales                                 (125,843,197)        (134,128,970)

-------------------------------------------------------------------------------

Gross profit                                    66,854,771           67,722,602

Other income                         6           2,798,681            2,550,272

Administrative expenses                        (33,160,250)         (27,242,707)

-------------------------------------------------------------------------------

Profit from operations                          36,493,202           43,030,167

Finance costs                        7            (265,063)            (239,239)

-------------------------------------------------------------------------------

Profit before income tax             8          36,228,139           42,790,928

Income tax expense                   9          (3,912,698)          (3,776,352)

-------------------------------------------------------------------------------

Profit for the year                  10         32,315,441           39,014,576

-------------------------------------------------------------------------------

Dividends                            11         17,163,365           18,508,258

-------------------------------------------------------------------------------

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission
Consolidated  balance sheet as at 31 March 2006


                                                                                            (Restated)
                                                        Notes                2006                 2005
                                                                              HK$                  HK$

ASSETS AND LIABILITIES

Non-current assets
Property, plant and equipment                             12           41,660,661           35,042,071
Advanced lease payments                                   13            8,708,432            8,971,370
Available-for-sale financial assets/Other investments     14           34,277,991           27,047,797

------------------------------------------------------------------------------------------------------
                                                                       84,647,084           71,061,238

Current assets
Inventories                                               16           18,922,905           18,298,036
Trade and other receivables                               17            8,280,783            6,146,091
Loan to a shareholder                                     19            3,900,000            3,900,000
Cash and cash equivalents                                              26,322,005           19,468,905

------------------------------------------------------------------------------------------------------
                                                                       57,425,693           47,813,032

Current liabilities
Trade and other payables                                               20,844,537           15,573,010
Amount due to a related company                           20            2,914,238            3,612,866
Dividend payable                                          21           11,700,000           11,700,000
Amount due to a shareholder                               20              409,907              250,995
Loans from shareholders                                   22            2,868,954            2,868,954
Collateralised bank advances                              23            3,435,122                    -
Provision for taxation                                                  1,081,046            1,379,231

------------------------------------------------------------------------------------------------------
                                                                       43,253,804           35,385,056

------------------------------------------------------------------------------------------------------
Net current assets                                                     14,171,889           12,427,976

------------------------------------------------------------------------------------------------------
Total assets less current liabilities                                  98,818,973           83,489,214

Non-current liabilities
Provision for deferred taxation                           24              255,000              193,000

------------------------------------------------------------------------------------------------------
Net assets                                                             98,563,973           83,296,214

------------------------------------------------------------------------------------------------------

EQUITY

Share capital                                             25                  200                  200
Reserves                                                  26           98,563,773           83,296,014

------------------------------------------------------------------------------------------------------
                                                                       98,563,973           83,296,214

------------------------------------------------------------------------------------------------------


                                      JV-3

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission
Balance sheet as at 31 March 2006


                                                                                             (Restated)
                                                        Notes                2006                 2005
                                                                              HK$                  HK$
ASSETS AND LIABILITIES

Non-current assets
Property, plant and equipment                             12            5,024,417            4,802,684
Advanced lease payments                                   13            1,191,701            1,451,292
Available-for-sale financial assets/Other investments     14           34,277,991           27,047,797
Interests in subsidiaries                                 15           39,793,122           50,752,225

------------------------------------------------------------------------------------------------------
                                                                       80,287,231           84,053,998

Current assets
Inventories                                               16           18,922,905           18,001,256
Other receivables                                                         904,638            2,563,000
Amounts due from subsidiaries                             18           26,647,470            8,414,502
Cash and cash equivalents                                              20,200,914           10,362,598

------------------------------------------------------------------------------------------------------
                                                                       66,675,927           39,341,356

Current liabilities
Trade and other payables                                               16,817,998           13,986,626
Amount due to a related company                           20            2,914,238            3,612,866
Dividend payable                                          21           11,700,000           11,700,000
Loans from shareholders                                   22            2,868,954            2,868,954
Provision for taxation                                                  1,081,046            1,379,231

------------------------------------------------------------------------------------------------------
                                                                       35,382,236           33,547,677

------------------------------------------------------------------------------------------------------
Net current assets                                                     31,293,691            5,793,679

------------------------------------------------------------------------------------------------------
Total assets less current liabilities                                 111,580,922           89,847,677

Non-current liabilities
Provision for deferred taxation                           24              255,000              193,000

------------------------------------------------------------------------------------------------------
Net assets                                                            111,325,922           89,654,677

------------------------------------------------------------------------------------------------------

EQUITY

Share capital                                             25                  200                  200
Reserves                                                  26          111,325,722           89,654,477

------------------------------------------------------------------------------------------------------
                                                                      111,325,922           89,654,677

------------------------------------------------------------------------------------------------------



The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission
Consolidated statement of changes in equity for the year ended 31 March 2006


                                           Share       Exchange    Fair value       Retained
                                         capital        reserve       reserve        profits          Total
                                             HK$            HK$           HK$            HK$            HK$

Balance at 1 April 2004                      200          8,378             -     62,755,463     62,764,041
Exchange differences arising on
   translation of a subsidiary                 -         25,855             -              -         25,855
Profit for the year                            -              -             -     39,014,576     39,014,576
Dividends                                      -              -             -    (18,508,258)   (18,508,258)

-----------------------------------------------------------------------------------------------------------
Balance at 31 March 2005                     200         34,233             -     83,261,781     83,296,214

-----------------------------------------------------------------------------------------------------------

Balance at 1 April 2005 - prior to
   opening adjustment                        200         34,233             -     83,261,781     83,296,214
Opening adjustment on adoption of
   HKAS 39 (note 2.2)                          -              -      (251,023)       251,023              -

-----------------------------------------------------------------------------------------------------------
Adjusted balance at 1 April 2005             200         34,233      (251,023)    83,512,804     83,296,214

Change in fair value of
   available-for-sale financial
   assets                                      -              -      (499,606)             -      (499,606)
Exchange differences arising on
   translation of a subsidiary                 -        615,289             -              -        615,289
Profit for the year                            -              -             -     32,315,441     32,315,441
Dividends                                      -              -             -    (17,163,365)   (17,163,365)

-----------------------------------------------------------------------------------------------------------
Balance at 31 March 2006                     200        649,522      (750,629)    98,664,880     98,563,973

-----------------------------------------------------------------------------------------------------------


                                      JV-5

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission
Consolidated cash flow statement for the year ended 31 March 2006


                                                                                             (Restated)
                                                                             2006                 2005
                                                                              HK$                  HK$

Cash flows from operating activities
Profit before income tax                                               36,228,139           42,790,928
Adjustments for :
  Amortisation of advanced lease payment                                  415,454              235,133
  Bad debts written off                                                         -              138,614
  Depreciation of property, plant and equipment                         4,414,388            3,855,819
  Gain on disposal of other investments                                         -              (42,686)
  Loss/(Gain) on disposal of property, plant and
  equipment                                                                 9,985             (343,779)
  Interest expense                                                        265,063              239,239
  Interest income                                                      (1,761,425)          (1,301,047)
  Unrealised holding loss on other investments                                  -              843,964

------------------------------------------------------------------------------------------------------
Operating profit before working capital changes                        39,571,604           46,416,185
  Decrease in amount due to a shareholder                              (3,845,777)            (541,886)
  (Increase)/Decrease in inventories                                     (624,869)           2,117,483
  Decrease in trade and other receivables                               1,300,430               33,661
  Increase in loan to a shareholder                                             -           (3,900,000)
  (Decrease)/Increase in amount due to a related
  company                                                                (698,628)             430,083
  Increase in trade and other payables                                  5,271,527              763,264

------------------------------------------------------------------------------------------------------
Cash generated from operations                                         40,974,287           45,318,790
Interest received                                                       1,761,425            1,301,047
Interest paid                                                            (265,063)            (239,239)
Dividends paid                                                        (13,158,676)         (14,926,185)
Hong Kong profits tax paid                                             (4,148,883)          (1,864,407)

------------------------------------------------------------------------------------------------------
Net cash generated from operating activities                           25,163,090           29,590,006

------------------------------------------------------------------------------------------------------

Cash flows from investing activities
Purchase of property, plant and equipment                             (10,630,878)         (16,671,896)
Purchase of available-for-sale financial assets/other
  investments                                                          (7,729,800)          (7,782,840)
Proceeds from disposal of available-for-sale
  financial assets/other investments                                            -            3,925,126
Proceeds from disposal of property, plant and
equipment                                                                   5,919              350,000

------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (18,354,759)         (20,179,610)

------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                               6,808,331            9,410,396

Cash and cash equivalents at beginning of the year                     19,468,905           10,032,654

Effect of foreign exchange rate changes, net                               44,769               25,855

------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of the year                           26,322,005           19,468,905

------------------------------------------------------------------------------------------------------


                                      JV-6

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission
Notes to the financial statements for the year ended 31 March 2006


1.    GENERAL INFORMATION

      The company is a limited liability company incorporated and domiciled in Hong Kong. The principal activities of the company and the group are manufacturing and trading of consumer electronic products including smoke, fire and carbon monoxide alarms and other home safety products. Details of the company's subsidiaries are set out in note 15 to the financial statements.

      The financial statements have been prepared in accordance with Hong Kong Financial Reporting Standards ("HKFRS") as issued by the Hong Kong Institute of Certified Public Accountants and the Hong Kong Companies Ordinance.

      The financial statements for the year ended 31 March 2006 were approved by the board of directors on 23 June 2006.

2.    ADOPTION OF NEW OR REVISED HKFRS

      From 1 April 2005, the group has adopted, for the first time, the new or revised standards and interpretations of HKFRS, which are relevant to its operations. This includes the following new, revised and renamed standards:

      HKAS 1  Presentation of Financial Statements
      HKAS 2  Inventories
      HKAS 7  Cash Flow Statements
      HKAS 8 Accounting Policies, Changes in Accounting Estimates and Errors HKAS 10 Events after the Balance Sheet Date
      HKAS 12 Income Taxes
      HKAS 16 Property, Plant and Equipment
      HKAS 17 Leases
      HKAS 18 Revenue
      HKAS 19 Employee Benefits
      HKAS 21 The Effects of Changes in Foreign Exchange Rates
      HKAS 24 Related Party Disclosures
      HKAS 27 Consolidated and Separate Financial Statements
      HKAS 32 Financial Instruments : Disclosure and Presentation
      HKAS 36 Impairment of Assets
      HKAS 37 Provisions, Contingent Liabilities and Contingent Assets
      HKAS 39 Financial Instruments : Recognition and Measurement
      HK(SIC)-Int 15    Operating leases - Incentives

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

2.    ADOPTION OF NEW OR REVISED HKFRS (Continued)

      All the standards have been applied retrospectively except where specific transitional provisions require a different treatment and accordingly the 2005 financial statements and their presentation have been amended in accordance with HKAS 8. Due to the change in accounting policies, the 2005 comparatives contained in these financial statements differ from those published in the financial statements for the year ended 31 March 2005.

      Significant effects on current, prior or future periods arising from the first-time application of the standards listed above in respect to presentation, recognition and measurement of accounts are described in the following notes :

      2.1   Adoption of HKAS 17

            The adoption of HKAS 17 has resulted in a change in the accounting policy relating to the reclassification of leasehold land and land use rights from property, plant and equipment to operating leases. The up-front prepayments made for the leasehold land and land use rights are charged to the income statement on a straight-line basis over the period of the lease. In prior years, leasehold land and buildings were not separated. Leasehold land and buildings and land use rights were classified under property, plant and equipment and carried at cost less accumulated depreciation and accumulated impairment losses. The reclassification does not give rise to any adjustment to prior year's profit.

      2.2   Adoption of HKAS 32 and HKAS 39

            Prior to the adoption of HKAS 39, investments of the group were classified into unlisted equity securities and listed debt securities, which were stated in the balance sheet at cost less any impairment losses and at fair value, respectively. Any impairment losses on unlisted equity securities and changes in fair value of listed debt securities were recognised in the income statement in the period in which they arose.

            On the adoption of HKAS 39, the listed debt securities as at 31 March 2005 were redesignated into available-for-sale financial assets on 1 April 2005. After initial recognition, available-for-sale financial assets are measured at fair value with gains or losses being recognised as a separate component of equity until the investment is sold, collected or otherwise disposed of or until the investment is determined to be impaired at which time the aggregate gain or loss previously reported in equity is included in the income statement.

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

2.    ADOPTION OF NEW OR REVISED HKFRS (Continued)

      2.2   Adoption of HKAS 32 and HKAS 39 (Continued)

            In accordance with the transitional provisions of HKAS 39, the recognition, derecognition and measurement of financial assets and liabilities on a retrospective basis is not permitted. Accordingly, an adjustment has been made to restate the aggregate changes in fair value of the group's listed debt securities of HK$251,023 from retained profits to fair value reserve at 1 April 2005.

            According to the relevant transitional provisions of HKAS 39, the group's bills discounted with full recourse, which were derecognised and treated as contingent liabilities (note 29) until 31 March 2005, have been accounted for as collateralised bank advances (note 23) and bills receivable (note 17) prospectively on or after 1 April 2005 as the financial assets derecognition conditions as stipulated in HKAS 39 have not been fulfilled.

      2.3   Other standards adopted

            All other standards did not result in significant changes to the group's accounting policies. The specific transitional provisions contained in some of these standards were considered. The adoption of these standards and interpretations did not result in any significant changes to the amounts or disclosures in these financial statements.

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

2.    ADOPTION OF NEW OR REVISED HKFRS (Continued)

      2.4 New standards or interpretations that have been issued but are not yet effective.

            The group has not early adopted the following standards or interpretations that have been issued but are not yet effective. The directors of the company anticipate that the adoption of such standards and interpretations will not result in substantial changes to the group's accounting policies.

            HKAS 1 (Amendment)  Capital Disclosures (1)
            HKAS 19 (Amendment) Employee Benefits - Actuarial Gains and Losses, Group Plans
                                    and Disclosures (2)
            HKAS 21 (Amendment) The Effects of Changes in Foreign Exchange Rates - Net
                                    Investment in a Foreign Operation(2)
            HKAS 39 (Amendment) Cash Flow Hedge Accounting of Forecast Intragroup
                                    Transactions (2)
            HKAS 39 (Amendment) The Fair Value Options (2)
            HKAS 39 & HKFRS 4   Financial Instruments : Recognition and Measurement and
            (Amendment)             Insurance Contracts - Financial Guarantee Contracts (2)
            HKFRS 1& HKFRS 6    First-time Adoption of Hong Kong Financial Reporting
            (Amendments)            Standards and Exploration for and Evaluation of Mineral
                                    Resources (2)
            HKFRS 6             Exploration for and Evaluation of Mineral Resources (2)
            HKFRS 7             Financial Instruments - Disclosures (1)
            HK(IFRIC) - Int 4   Determining whether an Arrangement contains a Lease(2)
            HK(IFRIC) - Int 5   Rights to Interests Arising from Decommissioning, Restoration and Environmental Rehabilitation Funds (2)
            HK(IFRIC) - Int 6   Liabilities Arising from Participating in a Specific Market -
                                    Waste Electrical and Electronic Equipment (3)
            HK(IFRIC) - Int 7   Applying the Restatement Approach under HKAS 29 Financial
                                    Reporting in Hyperinflationary Economies  (4)
            HK(IFRIC) - Int 8   Scope of HKFRS 2 (5)
            HK(IFRIC) - Int 9   Reassessment of embedded derivatives  (6)

                 (1)       Effective for annual periods beginning on or after 1 January 2007
                 (2)       Effective for annual periods beginning on or after 1 January 2006
                 (3)       Effective for annual periods beginning on or after 1 December 2005
                 (4)       Effective for annual periods beginning on or after 1 March 2006
                 (5)       Effective for annual periods beginning on or after 1 May 2006
                 (5)       Effective for annual periods beginning on or after 1 June 2006

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      3.1   Basis of preparation

            The significant accounting policies that have been used in the preparation of these financial statements are summarised below.

            The financial statements have been prepared on the historical cost basis except for the revaluation of certain financial assets and liabilities. The measurement bases are fully described in the accounting policies below.

            It should be noted that accounting estimates and assumptions are used in preparation of the financial statements. Although these estimates are based on management's best knowledge of current events and actions, actual results may ultimately differ from those estimates.

      3.2   Basis of consolidation

            The consolidated financial statements incorporate the financial statements of the company and its subsidiaries made up to 31 March each year.

      3.3   Subsidiaries

            Subsidiaries are those entities in which the company controls more than half of the voting power, or holds more than half of the issued share capital, or controls the composition of the board of directors. Subsidiaries are fully consolidated from the date on which control is transferred to the group. They are de-consolidated from date that control ceases.

            Inter-company transactions, balances and unrealised gains on transactions between group companies are eliminated. Unrealised losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred.

            In the company's balance sheet, subsidiaries are carried at cost less any impairment loss. The results of the subsidiaries are accounted for by the company on the basis of dividends received and receivable at the balance sheet date.

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      3.4   Property, plant and equipment

            Property, plant and equipment are stated at acquisition cost less accumulated depreciation and impairment losses.

            Subsequent costs are included in the asset's carrying amount or recognised as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the group and company and the cost of the item can be measured reliably. All other repairs and maintenance are charged to the income statement during the period in which they are incurred.

            Depreciation is provided to write off the cost of property, plant and equipment less their residual values over their estimated useful lives, using the straight line method, at the following rates per annum :

            Buildings                     5% or where shorter over 16 - 19 years
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

            The asset's residual values and useful lives are reviewed, and adjusted if appropriate, at each balance sheet date.

            The gain or loss arising on the disposal is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognised in the income statement.

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      3.5   Inventories

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

      3.6   Financial assets

            The financial assets include available-for-sale financial assets, trade and other receivables, bills receivable, and amounts due from group companies.

            In previous years, the group classified its investments in debt securities as other investments. Other investments which were held for non-trading purpose were stated at fair value at the balance sheet date. Changes in fair value of other investments were recognised in the income statement as they arose. Gains or losses on disposal of other investments, representing the difference between the net sales proceeds and the carrying amounts, were recognised in the income statement as they arose.

            From 1 April 2005 onwards, the group classifies its financial assets into loans and receivables and available-for-sale financial assets. Management determines the classification of its financial assets at initial recognition depending on the purpose for which the financial assets were acquired and where allowed and appropriate, re-evaluates this designation at every reporting date.

            Loans and receivables

            Loans and receivables are non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. Loans and receivables are initially recognised at fair value and subsequently measured at amortised cost using the effective interest method less any impairment. Any changes in their value are recognised in income statement.

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      3.6   Financial assets (Continued)

            Loans and receivables (Continued)

            Loans and receivables are provided against when objective evidence is received that the group will not be able to collect all amounts due to it in accordance with the original terms of the receivables. The amount of the impairment is the difference between the asset's carrying amount and the present value of expected cash flows, discounted at the effective interest rate.

            Available-for-sale financial assets

            Available-for-sale financial assets include non-derivative financial assets that are either designated to this category or do not qualify for inclusion in any of the other categories of financial assets. All financial assets within this category are subsequently measured at fair value, with changes in value recognised in equity (i.e. fair value reserve). Upon disposal, the cumulative gain or loss previously recognised in equity is transferred to the income statement. When a decline in the fair value of an available-for-sale financial asset has been recognised directly in equity and there is objective evidence that the asset is impaired, the cumulative loss that had been recognised directly in equity is removed from equity and recognised in the income statement even though the financial asset has not been derecognised. Impairment losses previously recognised in the income statement on equity instruments will not reverse in subsequent periods. Impairment losses previously recognised in income statement are subsequently reversed if an increase in the fair value of the investment can be objectively related to an event occurring after the recognition of the impairment loss.

            Derecognition of financial assets occurs when the rights to receive cash flows from the investments expire or are transferred and substantially all of the risks and rewards of ownership have been transferred. An assessment for impairment is undertaken at least at each balance sheet date whether or not there is objective evidence that a financial asset or a group of financial assets is impaired.

      3.7   Cash and cash equivalents

            Cash and cash equivalents include cash at bank and in hand.

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      3.8   Impairment of assets

            Property, plant and equipment are subject to impairment testing.

            For the purposes of assessing impairment, assets are grouped at the lowest levels for which there are separately identifiable cash flows (cash-generating units). As a result, some assets are tested individually for impairment and some are tested at cash-generating unit level.

            All individual assets or cash-generating units are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

            An impairment loss is recognised for the amount by which the asset's or cash-generating unit's carrying amount exceeds its recoverable amount. The recoverable amount is the higher of fair value, reflecting market conditions less costs to sell and value in use, based on an internal discounted cash flow evaluation. Any impairment loss is charged pro rata to the assets in the cash generating unit.

            An impairment loss is reversed if there has been a change in the estimates used to determine the asset's recoverable amount and only to the extent that the asset's carrying amount does not exceed the carrying amount that would have been determined, net of depreciation, if no impairment had been recognised.

      3.9   Financial liabilities

            The financial liabilities include trade and other payables, amounts due to group and related companies and borrowings.

            Financial liabilities are recognised when the group or the company becomes a party to the contractual agreements of the instrument. All interest related charges are recognised as an expense in the income statement.

            Trade and other payables and amounts due to group and related companies are recognised initially at their fair value and subsequently measured at amortised cost, using the effective interest method.

            Borrowings are recognised initially at fair value, net of transaction costs incurred. Borrowings are subsequently stated at amortised cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognised in the income statement over the period of the borrowings using the effective interest method.

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      3.10  Employee benefits

            Retirement benefits costs

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

      3.11  Equity

            Ordinary shares are classified as equity. Share capital is determined using the nominal value of shares that have been issued.

            The transaction costs of an equity transaction are accounted for as deduction from equity (net of any related income tax benefits) to the extent they are incremental cost directly attributable to the equity transaction that otherwise would have been avoided. The cost of an equity transaction that is abandoned are recognised as an expense.

      3.12  Foreign currencies

            The financial statements are presented in Hong Kong Dollars (HK$), which is also the functional currency of the company.

            In the separate financial statements of the consolidated entities, foreign currency transactions are translated into the functional currency of the individual entity using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation of monetary assets and liabilities denominated in foreign currencies at year-end exchange rates are recognised in the income statement. Non-monetary items that are measured in terms of historical cost in a foreign currency are not retranslated.

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      3.12  Foreign currencies (Continued)

            In the consolidated financial statements, all separate financial statements of subsidiaries, originally presented in a currency different from the group's presentation currency, have been converted into Hong Kong dollars. Assets and liabilities have been translated into Hong Kong dollars at the closing rate at the balance sheet date. Income and expenses have been converted into Hong Kong dollars at the average rates over the reporting period. Any differences arising from this procedure have been dealt with in the exchange reserve in equity.

      3.13  Accounting for income taxes

            Income tax comprises current tax and deferred tax.

            Current income tax assets and/or liabilities comprise those obligations to, or claims from, tax authorities relating to the current or prior reporting period, that are unpaid at the balance sheet date. They are calculated according to the tax rates and tax laws applicable to the periods to which they relate, based on the taxable profit for the year. All changes to current tax assets or liabilities are recognised as a component of income tax expense in the income statement.

            Deferred tax is calculated using the liability method on temporary differences at the balance sheet date between the carrying amounts of assets and liabilities in the financial statements with their respective tax bases. Deferred tax liabilities are generally recognised for all taxable temporary differences. Deferred tax assets are recognised for all deductible temporary differences, tax losses available to be carried forward as well as other unused tax credits, to the extent that it is probable that taxable profit will be available against which the deductible temporary differences, unused tax losses and unused tax credits can be utilised.

            Deferred tax is calculated, without discounting, at tax rates that are expected to apply in the period the liability is settled or the asset realised, provided they are enacted or substantively enacted at the balance sheet date.

            Changes in deferred tax assets or liabilities are recognised in the income statement, or in equity if they relate to items that are charged or credited directly to equity.

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      3.14  Leases

            Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Operating lease payments are recognised as an expense on a straight-line basis. Affiliated costs, such as maintenance and insurance, are expensed as incurred. Contingent rentals are charged to the income statement in the accounting period in which they are incurred.

      3.15  Recognition of revenue

            Revenue from the sale of goods is recognised when the significant risks and rewards of ownership of the goods have been transferred to customers.

            Rental income from properties letting under operating leases is recognised on the straight line basis over the lease terms.

            Interest income is recognised on a time proportion basis.

      3.16  Related parties

            Parties are considered to be related to the group if :

            (i) directly, or indirectly through one or more intermediaries, the party : -controls, is controlled by, or is under common control with, the group; -has an interest in the group that gives it significant influence over the group; -has joint control over the group;

            (ii)  the party is a jointly-controlled entity;

            (iii) the party is an associate;

            (iv) the party is a member of the key management personnel of the group or its parent;

            (v) the party is a close member of the family of any individual referred to in (i) or (iv);

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      3.16  Related parties (Continued)

            (vi) the party is an entity that is controlled, jointly-controlled or significantly influenced by or for which significant voting power in such entity resides with, directly or indirectly, any individual referred to in (iv) or (v); or

            (vii) the party is a post-employment benefit plan for the benefit of employees of the group, or of any entity that is a related party of the group.

      3.17  Contingent liabilities

            A contingent liability is a possible obligation that arises from past events and whose existence will only be confirmed by the occurrence or non-occurrence of one or more uncertain future events not wholly within the control of the group. It can also be a present obligation arising from past events that is not recognised because it is not probable that outflow of economic resources will be required or the amount of obligation cannot be measured reliably.

            A contingent liability is not recognised but is disclosed in the notes to the financial statements. When a change in the probability of an outflow occurs so that the outflow is probable, it will then be recognised as a provision.

4.    CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS

      Estimates and judgements are continually evaluated and are based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances.

      The group makes estimates and assumptions concerning the future. The resulting accounting estimates will, by definition, seldom equal the related actual results. The estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year are discussed below :

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

      Depreciation and amortisation

      The group and company depreciated the property, plant and equipment on a straight-line basis over the estimated useful lives, starting from the date on which the assets are placed into productive use. The estimated useful lives reflect the directors' estimate of the periods that the group intends to derive future economic benefits from the use of the group's and company's property, plant and equipment.

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

4.    CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS (Continued)

      Impairment of receivables

      The policy for the impairment of receivables of the group is based on the evaluation of collectibility and ageing analysis of accounts and on the management's judgement. A considerable amount of judgement is required in assessing the ultimate realisation of these receivables, including the current creditworthiness and the past collection history of each debtor.

      Net realisable value of inventories

      Net realisable value of inventories is the actual or estimated selling price in the ordinary course of business, less further costs of completion and the estimated costs necessary to make the sale. These estimates are based on the current market condition and the historical experience of selling products of similar nature. It could change significantly as a result of competitor actions in response to the changes in market condition. Management reassess these estimations at the balance sheet date.

      Current taxation and deferred taxation

      The group is subject to income taxes in Hong Kong and the People's Republic of China ("PRC"). Significant judgement is required in determining the amount of the provision of taxation and the timing of payment of the related taxations. There are many transactions and calculations for which the ultimate tax determination is uncertain during the ordinary course of business. Where the final tax outcome of these matters is different from the amounts that were initially recorded, such differences will impact the income tax and deferred tax provisions in the period in which such determination is made.

5.    TURNOVER

      Revenue, which is also the group's turnover, represents total invoiced value of goods supplied, less discounts and returns.

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

6.      OTHER INCOME

                                                                            2006                  2005
                                                                             HK$                   HK$

        Exchange gain, net                                                     -                49,278
        Gain on disposal of property, plant and equipment                    150               343,779
        Interest income                                                1,761,425             1,301,047
        Rental income, less outgoings                                    268,800               268,800
        Sundry income                                                    768,306               587,368
        ----------------------------------------------------------------------------------------------
                                                                       2,798,681             2,550,272
        ----------------------------------------------------------------------------------------------

7.       FINANCE COSTS

                                                                            2006                  2005
                                                                             HK$                   HK$
        Interest charges on :
          - Discounted bills                                             265,063               192,281
          - Others                                                             -                46,958
        ----------------------------------------------------------------------------------------------
                                                                         265,063               239,239
        ----------------------------------------------------------------------------------------------

8.       PROFIT BEFORE INCOME TAX

                                                                                             (Restated)
                                                                            2006                  2005
                                                                             HK$                   HK$

         Profit before income tax is arrived at after
          charging :
         Amortisation of advanced lease payments                         415,454               235,133
         Auditors' remuneration                                          187,020               200,000
         Bad debts written off                                                 -               138,614
         Cost of inventories recognised as expenses                  125,843,197           134,128,970
         Depreciation of property, plant and equipment                 4,414,388             3,855,819
         Exchange loss, net                                              598,754                     -
         Loss on disposal of property, plant and equipment                 9,178                     -
         Operating lease charges in respect of land and
          buildings                                                    1,334,433             1,284,926
         Retirement benefits scheme contributions                        226,818               190,984
         Staff costs (excluding retirement benefits scheme
          contributions)                                              14,213,294            11,576,614
         Unrealised holding loss on other investments                          -               843,964
        ----------------------------------------------------------------------------------------------

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

9.       INCOME TAX EXPENSE

                                                                            2006                  2005
                                                                             HK$                   HK$


        The tax charge comprises :

        Hong Kong profits tax
          - current year                                                3,922,325            3,860,000
          - overprovision in prior years                                  (71,627)            (201,648)
        ----------------------------------------------------------------------------------------------
                                                                        3,850,698            3,658,352
        ----------------------------------------------------------------------------------------------

        Deferred taxation (Note 24)
          - current year                                                   62,000              118,000
        ----------------------------------------------------------------------------------------------
        Total income tax expense                                        3,912,698            3,776,352
        ----------------------------------------------------------------------------------------------

         Hong Kong profits tax has been provided at the rate of 17.5% (2005 :
         17.5%) on the group's estimated assessable profits arising in Hong Kong for the year.

         No provision for PRC Enterprise Income Tax has been made as the group has no assessable profit in Mainland China (2005 : Nil).

         Reconciliation between tax expense and accounting profit at applicable tax rates :


                                                                            2006                 2005
                                                                             HK$                  HK$

        Profit before income tax                                      36,228,139           42,790,928
        ----------------------------------------------------------------------------------------------

        Notional tax on profit before income tax, calculated
            at the rates applicable to profits in the tax
            jurisdictions concerned                                    6,028,317            7,293,735
        Tax effect of non-deductible expenses                          1,105,380              379,463
        Tax effect of non-taxable revenue                             (4,248,502)          (4,202,248)
        Tax effect on temporary differences not recognised               478,546              393,086
        Tax effect on unrecognised tax losses                            620,584              113,964
        Overprovision in prior years                                     (71,627)            (201,648)
        ----------------------------------------------------------------------------------------------
        Actual tax expense                                              3,912,698            3,776,352
        ----------------------------------------------------------------------------------------------

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

10.      PROFIT FOR THE YEAR

         Of the consolidated profit attributable to shareholders of HK$32,315,441 (2005 : HK$39,014,576), HK$39,334,216 (2005 :
         HK$42,542,423) has been dealt with in the financial statements of the company.

11.      DIVIDENDS

                                                                            2006                  2005
                                                                             HK$                   HK$
        Dividends attributable to the year :
        First interim dividend of HK$1,667,865 (2005 :
            HK$1,168,350) per share                                    3,335,730            2,336,700
        Second interim dividend of HK$2,336,824 (2005 :
            HK$2,413,723) per share                                    4,673,649            4,827,446
        Third interim dividend of HK$2,014,406 (2005 :
            HK$2,580,752) per share                                    4,028,813            5,161,504
        Fourth interim dividend of HK$2,562,586 (2005 :
            HK$3,091,304) per share                                    5,125,173            6,182,608

        ----------------------------------------------------------------------------------------------
                                                                      17,163,365           18,508,258
        ----------------------------------------------------------------------------------------------


The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

12.   PROPERTY, PLANT AND EQUIPMENT

      Group

                                                                                                             Computer
                                          Leasehold   Construction   Plant and    Furniture       Motor      equipment
                            Buildings  improvements    in progress   machinery and fixtures    vehicles   and software      Total
                                  HK$           HK$            HK$         HK$          HK$         HK$            HK$        HK$

                           (Restated)
At 1 April 2004
Cost                       13,711,906    10,384,240      5,693,589  31,745,665    3,974,371   3,997,766      1,462,240   70,969,777
Accumulated depreciation   (7,092,955)   (8,141,900)             - (27,214,851)  (3,358,584) (1,814,806)    (1,114,466) (48,737,562)
------------------------------------------------------------------------------------------------------------------------------------
Net book amount             6,618,951     2,242,340      5,693,589   4,530,814      615,787   2,182,960        347,774   22,232,215
------------------------------------------------------------------------------------------------------------------------------------

Year ended 31 March 2005
Opening net book amount     6,618,951     2,242,340      5,693,589   4,530,814      615,787   2,182,960        347,774   22,232,215
Additions                           -       429,650     12,560,638   2,122,395      296,239     976,974        286,000   16,671,896
Disposals                           -             -              -      (5,075)           -           -         (1,146)      (6,221)
Depreciation                 (760,043)     (772,782)             -    (955,096)    (262,873)   (732,644)      (372,381)  (3,855,819)
Exchange differences                -             -              -           -            -           -              -            -
Reclassifications                   -             -              -           -            -           -              -            -
------------------------------------------------------------------------------------------------------------------------------------
Closing net book amount     5,858,908     1,899,208     18,254,227   5,693,038      649,153   2,427,290        260,247   35,042,071
------------------------------------------------------------------------------------------------------------------------------------

At 31 March 2005
Cost                       13,711,906    10,813,890     18,254,227  29,168,238    4,001,317   4,802,240      1,731,260   82,483,078
Accumulated depreciation   (7,852,998)   (8,914,682)             - (23,475,200)  (3,352,164) (2,374,950)    (1,471,013) (47,441,007)
------------------------------------------------------------------------------------------------------------------------------------
Net book amount             5,858,908     1,899,208     18,254,227   5,693,038      649,153   2,427,290        260,247   35,042,071
------------------------------------------------------------------------------------------------------------------------------------

Year ended 31 March 2006
Opening net book amount     5,858,908     1,899,208     18,254,227   5,693,038      649,153   2,427,290        260,247   35,042,071
Additions                      71,154        43,319      6,332,090   2,828,123      991,463     183,182        181,547   10,630,878
Disposals                           -       (11,083)             -      (1,733)      (2,280)          -           (808)     (15,904)
Depreciation               (1,271,697)     (769,939)             -  (1,026,319)    (304,012)   (767,634)      (274,787)  (4,414,388)
Exchange differences                -             -        395,175           -        2,513      19,476            840      418,004
Reclassifications          22,971,168             -    (24,981,492)  2,010,324            -           -              -            -
------------------------------------------------------------------------------------------------------------------------------------
Closing net book amount    27,629,533     1,161,505              -   9,503,433    1,336,837   1,862,314        167,039   41,660,661
------------------------------------------------------------------------------------------------------------------------------------

At 31 December 2005
Cost                       36,754,228    10,822,209              -  33,801,485    4,976,520   5,016,736      1,896,641   93,267,819
Accumulated depreciation    9,124,695     9,660,704              -  24,298,052    3,639,683   3,154,422      1,729,602   51,607,158
------------------------------------------------------------------------------------------------------------------------------------
Net book amount            27,629,533     1,161,505              -   9,503,433    1,336,837   1,862,314        167,039   41,660,661
------------------------------------------------------------------------------------------------------------------------------------


                                     JV-25

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

12.   PROPERTY, PLANT AND EQUIPMENT

         Company

                                                                                                              Computer
                                            Leasehold   Construction  Plant and    Furniture       Motor     equipment
                              Buildings  Improvements    in progress  machinery and fixtures    vehicles  and software      Total
                                    HK$           HK$            HK$        HK$          HK$         HK$           HK$        HK$

                             (Restated)
At 1 April 2004
Cost                          2,829,732     2,354,287              -    449,414    1,404,622   2,116,733       776,779   9,931,567
Accumulated depreciation      1,806,262     2,007,883              -     24,912    1,143,839   1,450,543       490,123   6,923,562

-----------------------------------------------------------------------------------------------------------------------------------
Net book amount               1,023,470       346,404              -    424,502      260,783     666,190       286,656   3,008,005

-----------------------------------------------------------------------------------------------------------------------------------

Year ended 31 March 2005
Opening net book amount       1,023,470       346,404              -    424,502      260,783     666,190       286,656   3,008,005
Additions                             -       429,650              -  2,122,395      171,754           -       263,149   2,986,948
Disposals                             -             -              -          -            -           -        (1,147)     (1,147)
Depreciation                   (141,486)     (152,141)             -   (146,517)    (115,793)   (328,847)     (306,338) (1,191,122)
Exchange differences                  -             -              -          -            -           -             -           -
Reclassifications                     -             -              -          -            -           -             -           -

-----------------------------------------------------------------------------------------------------------------------------------
Closing net book amount         881,984       623,913              -  2,400,380      316,744     337,343       242,320   4,802,684

-----------------------------------------------------------------------------------------------------------------------------------

At 31 March 2005
Cost                          2,829,732     2,783,937              -  2,571,809    1,576,376   1,944,233     1,022,948  12,729,035
Accumulated depreciation      1,947,748     2,160,024              -    171,429    1,259,632   1,606,890       780,628   7,926,351

-----------------------------------------------------------------------------------------------------------------------------------
Net book amount                 881,984       623,913              -  2,400,380      316,744     337,343       242,330   4,802,684

-----------------------------------------------------------------------------------------------------------------------------------

Year ended 31 March 2006
Opening net book amount         881,984       623,913              -  2,400,380      316,744     337,343       242,320   4,802,684
Additions                             -         6,800              -  1,230,371       20,990           -       119,074   1,377,235
Disposals                             -             -              -          -            -           -             -           -
Depreciation                   (141,486)     (191,471)             -   (301,321)    (105,894)   (181,717)     (233,613) (1,155,502)
Exchange differences                  -             -              -          -            -           -             -           -
Reclassifications                     -             -              -          -            -           -             -           -

-----------------------------------------------------------------------------------------------------------------------------------
Closing net book amount         740,498       439,242              -  3,329,430      231,840     155,626       127,781   5,024,417

-----------------------------------------------------------------------------------------------------------------------------------

At 31 December 2005
Cost                          2,829,732     2,790,737              -  3,802,180    1,593,416   1,944,233     1,125,032  14,085,330
Accumulated depreciation      2,089,234     2,351,495              -    472,750    1,361,576   1,788,607       997,251   9,060,913

-----------------------------------------------------------------------------------------------------------------------------------
Net book amount                 740,498       439,242              -  3,329,430      231,840     155,626       127,781   5,024,417

-----------------------------------------------------------------------------------------------------------------------------------


The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission


13.   ADVANCED LEASE PAYMENTS

                                                           Group                         Company
                                                        (Restated)                      (Restated)
                                                      2006          2005            2006            2005
                                                       HK$           HK$             HK$             HK$

        Land use rights                          7,516,731      7,520,078              -               -
        Advanced lease payments, net             1,191,701      1,451,292      1,191,701       1,451,292
        ------------------------------------------------------------------------------------------------
                                                 8,708,432      8,971,370      1,191,701       1,451,292
        ------------------------------------------------------------------------------------------------

14.      AVAILABLE-FOR-SALE FINANCIAL ASSETS/ OTHER INVESTMENTS

                                                             Group                          Company
                                                      2006          2005            2006            2005
                                                       HK$           HK$             HK$             HK$

        Available-for-sale financial assets:
            Listed outside Hong Kong, at
              market value                      34,277,991              -     34,277,991               -
        Debt securities :
            Listed outside Hong Kong, at
              market value                               -     27,047,797              -      27,047,797
        ------------------------------------------------------------------------------------------------
                                                34,277,991     27,047,797     34,277,991      27,047,797
        ------------------------------------------------------------------------------------------------


The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

15.     INTERESTS IN SUBSIDIARIES

        Company

                                                      2006                 2005
                                                       HK$                  HK$

        Unlisted shares, at cost                39,993,130           32,658,008
        Less : Impairment                         (200,000)            (200,000)
        -----------------------------------------------------------------------
                                                39,793,130           32,458,008

        Amounts due from subsidiaries                    -           19,079,609
        Less : Impairment                                -             (785,384)
        -----------------------------------------------------------------------
                                                         -           18,294,225

        Amount due to a subsidiary                      (8)                  (8)
        -----------------------------------------------------------------------
                                                39,793,122           50,752,225
        -----------------------------------------------------------------------

         At 31 March 2006, the amount due to a subsidiary is unsecured, interest-free and has no fixed terms of repayment and the amounts due from subsidiaries are repayable on demand and accordingly, are classified as current assets (note 18).

         At 31 March 2005, the amounts due from/(to) subsidiaries were unsecured, interest-free and had no fixed terms of repayment. In the opinion of the directors, no part of amounts would be repayable within one year from the balance sheet date and the balances were therefore shown as non-current assets.

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

15.   INTERESTS IN SUBSIDIARIES (Continued)

      Details of the subsidiaries as at 31 March 2006 are as follows :

                                                                      Percentage of
                                                    Nominal value of      issued
                                       Place of         issued        capital held
                                    incorporation/ capital/registered     by the    Principal
        Name                        establishment        capital         company    activities
                                                                         directly

        The Joint Venture (name        The PRC        US$15,000,000        100%     Manufacture of consumer
           withheld and filed                                                        electronic products
           separately with The                                                       (operations not
           Securities and                                                            commenced yet)
           Exchange Commission)

        The Joint Venture (name        The PRC        US$5,000,000         100%     Manufacture of consumer
           withheld and filed                                                         electronic products
           separately with The                                                        (operations not
           Securities and                                                             commenced yet)
           Exchange Commission)

        The Joint Venture (name       Hong Kong        HK$200,000          100%     Trading of consumer
           withheld and filed                                                        electronic products
           separately with The                                                       and investment holding
           Securities and
           Exchange Commission)

        The Joint Venture (name     British Virgin        US$1             100%     Trading of machinery
           withheld and filed          Islands                                       and equipment
           separately with The
           Securities and
           Exchange Commission)

        The Joint Venture (name       Hong Kong         HK$10,000          100%     Dormant
           withheld and filed
           separately with The
           Securities and
           Exchange Commission)


The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

16.      INVENTORIES

                                              Group                          Company
                                       2006           2005             2006           2005
                                        HK$            HK$              HK$            HK$

        Raw materials            10,583,470     12,704,515       10,583,470     12,704,515
        Work in progress          3,420,355      2,051,929        3,420,355      2,051,929
        Finished goods            4,919,080      3,541,592        4,919,080      3,244,812

        ----------------------------------------------------------------------------------
                                 18,922,905     18,298,036       18,922,905     18,001,256
        ----------------------------------------------------------------------------------


The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

17.     TRADE AND OTHER RECEIVABLES

                                                                  Group
                                                            2006           2005
                                                             HK$            HK$

        Accounts receivable                            3,511,654      3,133,328
        Bills receivable (note 2.2)                    3,435,122              -
        Deposits, prepayments and other receivables    1,334,007      3,012,763
       ------------------------------------------------------------------------
                                                       8,280,783      6,146,091
       ------------------------------------------------------------------------

18.      AMOUNTS DUE FROM SUBSIDIARIES



                                                           2006            2005
                                                            HK$             HK$

        Trade *                                       7,371,509       8,414,502
        Non-trade **                                 20,251,108               -
       ------------------------------------------------------------------------
                                                     27,622,617       8,414,502
        Less : Impairment                              (975,147)              -
       ------------------------------------------------------------------------
                                                     26,647,470       8,414,502
       ------------------------------------------------------------------------

         * The amount is unsecured and arises from trading activities of which the settlement period is in accordance with normal commercial terms. Interest is charged on the overdue portion over HK$3,900,000 (equivalent to US$500,000) at 6% per annum.

         ** The amount is unsecured, interest-free and repayable on demand.

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

19.   LOAN TO A SHAREHOLDER

      The loan to a shareholder is unsecured, interest bearing at 6% per annum and is repayable on demand.

20.   AMOUNT DUE TO A RELATED COMPANY/ A SHAREHOLDER

      The amount is unsecured, interest-free and repayable on demand.

21.   DIVIDEND PAYABLE

      At a board meeting held on 7 February 2004, the directors declared a final dividend of HK$5,850,000 per share, totalling HK$11,700,000, which is expected to be payable to the shareholders upon successful initial listing of the company's shares on the Main Board of The Stock Exchange of Hong Kong Limited ("the HKEX").

22.   LOANS FROM SHAREHOLDERS

      The loans are unsecured, interest-free and repayable on demand by the respective shareholders with the consent of each other and upon successful initial listing of the company's shares on the Main Board of HKEX, whichever is earlier.

23.   COLLATERALISED BANK ADVANCES

      As described in note 2.2 to the financial statements, this amount represents the recognition of the bills discounted with recourse at 31 March 2006.

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

24.   DEFERRED TAXATION

      At 31 March 2006, the major deferred tax liabilities recognised in the balance sheets and the movements during the current and prior years :

      Group and Company

                                                             Accelerated tax
                                                                depreciation
                                                                         HK$

      Balance at 1 April 2004                                        75,000
      Charge to income statement                                    118,000

      ----------------------------------------------------------------------
      Balance at 31 March 2005 and 1 April 2005                     193,000
      Charge to income statement (Note 9)                            62,000
                                                                    255,000
      ----------------------------------------------------------------------
      Balance at 31 March 2006

      ----------------------------------------------------------------------

                                                             2006        2005
                                                              HK$         HK$

      Deferred tax liabilities recognised in the
        balance sheets of the group and company            255,000     193,000
      ------------------------------------------------------------------------

      At the balance sheet date, the major component of the deferred tax assets has not been recognised is the temporary difference in respect of the pre-operating expenses incurred by The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission), the PRC subsidiary of the company, of approximately HK$1,524,303 (2005 :
      HK$1,074,000) as it is not certain that future taxable profits will be available against which this deductible temporary difference can be utilised.

25.   SHARE CAPITAL

                                                               2006      2005
                                                                HK$       HK$

      Authorised :
          100 ordinary shares of HK$100 each                 10,000    10,000

      -----------------------------------------------------------------------

      Issued and fully paid :
          2 ordinary shares of HK$100 each                      200       200

      -----------------------------------------------------------------------

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

26.   RESERVES

      Group

                                                         2006             2005
                                                          HK$              HK$

      Exchange reserve                                649,522           34,233
      Fair value reserve                             (750,629)               -
      Retained profits                             98,664,880       83,261,781

      ------------------------------------------------------------------------
                                                   98,563,773       83,296,014

      ------------------------------------------------------------------------

      Details of the movements in the above reserves during the year are set out in the consolidated statement of changes in equity on page 6.

      Company

                                                 Retained   Fair value
                                                  profits      reserve            Total
                                                      HK$          HK$              HK$

      Balance at 1 April 2004                  65,620,312            -       65,620,312
      Profit for the year                      42,542,423            -       42,542,423
      Dividends                               (18,508,258)           -      (18,508,258)

      ----------------------------------------------------------------------------------
      Balance at 31 March 2005                 89,654,477            -       89,654,477

      ----------------------------------------------------------------------------------

      Balance at 1 April 2005 - prior to
         opening adjustment                    89,654,477            -       89,654,477
      Opening adjustment on adoption of
         HKAS 39 (note 2.2)                       251,023     (251,023)               -

      ----------------------------------------------------------------------------------
      Adjusted balance at 1 April 2005         89,905,500     (251,023)      89,654,477

      Profit for the year                      39,334,216            -       39,334,216
      Change in fair value of
        available-for-sale financial
        assets                                          -     (499,606)        (499,606)
      Dividends                               (17,163,365)           -      (17,163,365)

      ----------------------------------------------------------------------------------
      Balance at 31 March 2006                112,076,351     (750,629)     111,325,722

      ----------------------------------------------------------------------------------


                                     JV-34

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

27.   OPERATING LEASE ARRANGEMENTS

      At 31 March 2006, the total future minimum rental receivable under non-cancellable operating leases in respect of land and buildings are as follows :

                                                           Group and Company
                                                        2006               2005
                                                         HK$                HK$

      Within one year                                 53,265             76,800
      In the second to fifth years                         -             53,265

      -------------------------------------------------------------------------
                                                      53,265            130,065

      -------------------------------------------------------------------------

      At 31 March 2006, the total future minimum lease payments under non-cancellable operating leases in respect of land and buildings are payable as follows :

                                                     Group                    Company
                                               2006          2005        2006          2005
                                                HK$           HK$         HK$           HK$

      Within one year                     1,160,600     1,202,000   1,000,000       996,000
      In the second to fifth years          140,000     1,054,516     140,000       980,000

      -------------------------------------------------------------------------------------
                                          1,300,600     2,256,516   1,140,000     1,976,000

      -------------------------------------------------------------------------------------

      The group and the company lease land and buildings under operating leases. The leases run for an initial period of one to two years, with an option to renew the leases at the expiry dates. None of the leases includes contingent rentals.

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

28.   CAPITAL COMMITMENTS

                                                          Group                        Company
                                                     2006          2005           2006           2005
                                                      HK$           HK$            HK$            HK$

        Contracted but not provided for the
            purchase of property, plant and
            equipment                           3,853,794     3,548,800      6,100,930      9,779,740
         Contracted but not provided for
            the construction of the factory
            premises in the PRC                 2,780,697     5,462,297              -              -
         Capital contributions payable to
            PRC wholly-owned subsidiaries               -             -    116,216,878     84,552,000

        ----------------------------------------------------------------------------------------------
                                                6,634,491     9,011,097    122,317,808     94,331,740

        ----------------------------------------------------------------------------------------------

29.   CONTINGENT LIABILITIES

      The current and prior years' tax provisions have been prepared on the basis that the management fees and bonuses are deductible in the determination of the assessable profits of the company and the company is entitled to the offshore claims. During the year ended 31 March 2006, the company received enquiries from the Hong Kong Inland Revenue Department regarding these deductions and offshore claims. The directors have assessed the circumstances as at the date of approval of these financial statements, no additional tax provision being suggested since the outcome is uncertain. The total contingent tax exposures to the group and company in respect of the deductions and offshore claims are estimated to be approximately HK$2.8 million and HK$8.3 million, respectively.

      At 31 March 2005, the group has a contingent liability of HK$3,906,240 in respect of the bills discounted with recourse.

      Save as disclosed above, the group and company have no contingent liabilities at 31 March 2006.

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

30.   DIRECTORS' REMUNERATION

      Remuneration of the directors of the company disclosed pursuant to section 161 of the Hong Kong Companies Ordinance is as follows :

                                           Group                Company
                                      2006      2005        2006         2005
                                       HK$       HK$         HK$          HK$

      Fees                               -          -          -            -
      Other emoluments                   -          -          -            -

      ------------------------------------------------------------------------

31.   RELATED PARTY TRANSACTIONS

      During the year, the following transactions were carried out with related parties :

                                                                 Group
                                                          2006           2005
                                                           HK$            HK$

      Transactions with a related company
        Rental expense                                 840,000        840,000
        Management fee expense                       4,434,600      4,434,600
        Management bonus expense                     2,914,238      3,337,730

      Transactions with a shareholder
        Sales                                       95,570,482     82,241,295
        Purchases                                    5,713,786      2,410,042
        Sales commission expense                       605,942      1,111,515
        Interest income                                234,000        229,550
        Interest expenses                                    -         46,957

      Transaction with a director
        Rental expenses                                240,000        240,000

      ------------------------------------------------------------------------

32.   MAJOR NON-CASH TRANSACTION

      During the year ended 31 March 2006, HK$4,004,689 (2005 : HK$3,582,073) of the dividends for the year was settled through the current account with a shareholder.

The Joint Venture (name withheld and filed separately with The Securities and Exchange Commission

33.   FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

      The group's major financial assets and liabilities include bank balances and cash, available-for-sale financial assets, trade receivables and payables. Details of these financial instruments are disclosed in respective notes. The risks associated with these financial instruments and the policies on how to mitigate these risks are set out below. The management manages and monitors these exposures to ensure appropriate measures are implemented on a timely and effective manner.

      (a)   Interest rate risk

            The group does not have any significant exposure to interest rate risk as the group currently has no financial assets and liabilities with floating interest rates.

      (b)   Foreign currency risk

            The group's exposure to risk resulting from changes in foreign currency exchange rates is minimal.

      (c)   Credit risks

            The company's bank balances are all deposited with major banks in Hong Kong and the PRC.

            The carrying amount of trade and other receivables represent the group's maximum exposure to credit risk in relation to its financial assets. No other financial assets carry a significant exposure to credit risk. The group has no significant concentration of credit risk.

      (d)   Fair values

            The fair values of the group's current financial assets and liabilities are not materially different from their carrying amounts because of the immediate or short term maturity of these financial instruments.