Form 10-Q
period 2006-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2006-08-14
CIK 102109

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer |_| Accelerated filer |_| Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

At August 14, 2006, the number of shares outstanding of the registrant's common stock was 1,809,301.

================================================================================

                                TABLE OF CONTENTS

Part I - Financial Information                                             Page

         Item 1. Consolidated Financial Statements (unaudited):

                 Consolidated Balance Sheets at June 30, 2006
                 and March 31, 2006                                          3

                 Consolidated Statements of Earnings for the Three
                 Months Ended June 30, 2006 and 2005                         4

                 Consolidated Statements of Cash Flows for the Three
                 Months Ended June 30, 2006 and 2005                         5

                 Notes to Consolidated Financial Statements                  6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         9

         Item 3. Quantitative and Qualitative Disclosure About Market Risk   12

         Item 4. Controls and Procedures                                     12

Part II - Other Information

         Item 1. Legal Proceedings                                           13

         Item 6. Exhibits                                                    13

                 Signatures                                                  14

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                  ASSETS                                  June 30, 2006    March 31, 2006
                                                                          --------------   --------------
CURRENT ASSETS
Cash and cash equivalents                                                 $    2,520,233   $    3,015,491
Accounts receivable:
  Trade less allowance for doubtful accounts of $15,000                          997,286        1,106,435
  Employees                                                                       23,683           23,656
                                                                          --------------   --------------
                                                                               1,020,969        1,130,091

Amount due from factor                                                         4,657,731        4,259,131
Inventories, net of allowance for obsolete inventory of $40,000                5,050,750        4,062,086
Prepaid expenses                                                                 443,500          196,863
                                                                          --------------   --------------

TOTAL CURRENT ASSETS                                                          13,693,183       12,663,662

DEFERRED TAX ASSET                                                               476,384          476,384

INVESTMENT IN JOINT VENTURE                                                    8,193,838        7,140,859

PROPERTY AND EQUIPMENT - NET                                                      59,001           62,212

OTHER ASSETS                                                                      15,484           15,486
                                                                          --------------   --------------

TOTAL ASSETS                                                              $   22,437,890   $   20,358,603
                                                                          ==============   ==============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                          $    1,257,344   $    1,604,845
Accrued liabilities:
    Patent litigation and settlement reserve                                     669,844          556,787
    Payroll, commissions and other                                               571,255          590,402
                                                                          --------------   --------------

TOTAL CURRENT LIABILITIES                                                      2,498,443        2,752,034

COMMITMENTS AND CONTINGENCIES                                                         --               --

SHAREHOLDERS' EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares;
    issued and outstanding 1,808,951 and 1,693,952 shares at
    June 30, 2006 and March 31, 2006, respectively                                18,090           16,940
Additional paid-in capital                                                    12,331,843       11,577,583
Retained earnings                                                              7,589,514        6,012,046
                                                                          --------------   --------------

TOTAL SHAREHOLDERS' EQUITY                                                    19,939,447       17,606,569
                                                                          --------------   --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $   22,437,890   $   20,358,603
                                                                          ==============   ==============

          See accompanying notes to consolidated financial statements.

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                       Three Months Ended June 30,
                                                          2006           2005
                                                       -----------    -----------
Net sales                                              $ 8,038,437    $ 6,923,810
Cost of goods sold                                       5,257,920      4,874,856
                                                       -----------    -----------

GROSS PROFIT                                             2,780,517      2,048,954

Research and development expense                            52,312         52,178
Selling, general and administrative expense              1,846,813      1,888,060
                                                       -----------    -----------

Operating income                                           881,392        108,716

Other income (expense):
   Interest income                                          16,597          9,667
   Interest expense                                         (7,500)       (17,941)
                                                       -----------    -----------

                                                             9,097         (8,274)

INCOME BEFORE EARNINGS FROM JOINT VENTURE                  890,489        100,442

Earnings from Joint Venture:
   Equity in earnings of Joint Venture                   1,052,979        701,900
                                                       -----------    -----------

NET INCOME BEFORE TAXES                                  1,943,468        802,342

Provision for income tax expense (benefit)                 366,000        (87,428)
                                                       -----------    -----------

NET INCOME                                             $ 1,577,468    $   889,770
                                                       ===========    ===========

Net income per common share amounts
   Basic                                               $      0.91    $      0.54
   Diluted                                             $      0.83    $      0.50

Weighted average number of common shares outstanding
   Basic                                                 1,732,201      1,653,025
   Diluted                                               1,900,779      1,788,428

          See accompanying notes to consolidated financial statements.

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Three Months Ended June 30,
                                                                                     2006           2005
                                                                                  -----------    -----------
OPERATING ACTIVITIES
Net income                                                                        $ 1,577,468    $   889,770
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                        3,212          6,911
   Earnings of the Joint Venture                                                   (1,052,979)      (701,900)
   Tax benefit from exercise of stock options                                         366,000             --
   Changes in operating assets and liabilities:
      (Increase) in accounts receivable and amounts due from factor                  (289,478)      (937,856)
      (Increase) decrease in inventories and prepaid expenses                      (1,235,301)       667,381
      (Decrease) increase in accounts payable and accrued expenses                   (253,589)       235,864
      Increase in deferred tax asset                                                       --       (100,000)
                                                                                  -----------    -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                  (884,667)        60,170

INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                              --         (2,400)
                                                                                  -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                                      --         (2,400)

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock from exercise of employee stock
        options                                                                       389,409            439
                                                                                  -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             389,409            439
                                                                                  -----------    -----------

(DECREASE) INCREASE IN CASH                                                          (495,258)        58,209

Cash at beginning of period                                                         3,015,491         59,287
                                                                                  -----------    -----------

CASH AT END OF PERIOD                                                             $ 2,520,233    $   117,496
                                                                                  -----------    -----------

Supplemental information:
  Interest paid                                                                   $     7,500    $    17,941

          See accompanying notes to consolidated financial statements.

              UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Statement of Management

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the Company's March 31, 2006 audited financial statements filed with the Securities and Exchange Commission on Form 10-K. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Income Taxes

A provision for federal and state income taxes of $366,000 has been provided for the three month period ended June 30, 2006. For income tax purposes, this provision is entirely offset by the benefit derived from deductions associated with the exercise of employee stock options. Under FAS 123, the tax benefit of this deduction has been treated as a credit to additional paid in capital and is not a liability for income taxes payable.

Joint Venture

The Company maintains a 50% interest in a joint venture with a Hong Kong corporation ("Joint Venture") that has manufacturing facilities in the People's Republic of China, for the manufacturing of security products. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture for the three months ended June 30, 2006 and 2005:

                                       2006           2005
                                    -----------   -----------

        Net sales                   $ 9,043,990   $ 6,013,212
        Gross profit                  3,387,793     2,120,533
        Net income                    2,244,414     1,200,195
        Total current assets         11,706,237     7,320,006
        Total assets                 22,141,256    16,673,743
        Total current liabilities     7,239,877     4,717,636

During the three months ended June 30, 2006 and 2005, respectively, the Company purchased $3,670,969 and $2,835,861 of products from the Hong Kong Joint Venture. At June 30, 2006 and March 31, 2006, the Company had amounts payable to the Hong Kong Joint Venture of $500,000. For the quarter ended June 30, 2006, the Company has adjusted its equity in earnings of the Joint Venture to reflect a reduction of $69,228 for inter-company profit in inventory as required by US GAAP.

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three month period ended June 30, 2006 and 2005 is as follows:

                                                                         Three Months Ended
                                                                              June 30,
                                                                         2006        2005
                                                                       ---------   ---------
Weighted average number of common shares outstanding for basic EPS     1,732,201   1,653,025

Shares issued upon the assumed exercise of outstanding stock options     168,578     135,403
                                                                       ---------   ---------

Weighted average number of common and common equivalent shares
outstanding for diluted EPS                                            1,900,779   1,788,428
                                                                       =========   =========

At June 30, 2006 and 2005, there were no securities outstanding whose issuance would have an anti-dilutive effect on the earnings per share calculation.

Stock Based Compensation

As of June 30, 2006, under the terms of the Company's 1978 Non-Qualified Stock Option Plan, as amended, 658,333 shares of our common stock are reserved for the granting of stock options, of which 657,158 have been issued, leaving 1,175 available for issuance.

Adoption of SFAS No. 123R - In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which requires compensation costs related to share-based payment transactions to be recognized in financial statements. SFAS No. 123R eliminates the intrinsic value method of accounting available under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which generally resulted in no compensation expense being recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

Effective April 1, 2006, we adopted SFAS No. 123R using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards will be measured at an estimated fair value and included in operating expenses or capitalized as appropriate over the vesting period during which an employee provides service in exchange for the award. Accordingly, prior period amounts presented have not been restated to reflect the adoption of SFAS No. 123R.

As a result of adopting SFAS No. 123R, net income for the three months ended June 30, 2006 was reduced $8,413. No portion of employees' compensation, including stock compensation expense, was capitalized during the period.

During the three month period ended June 30, 2006, 114,999 shares of our common stock have been issued as a result of the exercise of the options granted under the plan. The tax benefit, for income tax purposes, of $366,000 from the exercise of these stock options is presented as a cash flow from operating activities.

Fair Value Determination - Under SFAS No. 123R, we have elected to continue using the Black-Scholes option pricing model to determine fair value of our awards on date of grant. We will reconsider the use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

Stock Option Activity - During the quarter ended June 30, 2006, no stock options were granted.

Stock Compensation Expense - We have elected to continue straight-line amortization of stock-based compensation expense over the requisite service period. Prior to the adoption of SFAS No. 123R, we recognized the effect of forfeitures in our pro forma disclosures as they occurred. In accordance with the new standard, we have estimated forfeitures and are only recording expense on shares we expect to vest. For the three months ended June 30, 2006, we recorded $8,413 of stock-based compensation cost as general and administrative expense in our statement of operations. No forfeitures have been estimated. No portion of employees' compensation including stock compensation expense was capitalized during the period.

As of June 30, 2006, there was $53,897 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully amortized within 3 years.

In prior periods, as permitted under Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation, we accounted for our stock-based compensation plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended June 30, 2005.

                                                             Three months ended June 30,
                                                                        2005
                                                                    -----------
Net income, as reported                                             $   889,770

Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                              (25,962)
                                                                    -----------

Pro forma net income                                                $   863,808
                                                                    ===========

Earnings per share:
Basic - as reported                                                 $      0.54
                                                                    ===========
Basic - pro forma                                                   $      0.52
                                                                    ===========
Diluted - as reported                                               $      0.50
                                                                    ===========
Diluted - pro forma                                                 $      0.48
                                                                    ===========

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123R, "Share-Based Payment," which requires companies to expense the value of employee stock options and similar awards. The Company adopted FASB Statement No. 123R effective April 1, 2006. See "Stock Based Compensation," above.

The Company adopted the requirements of Statement 123R using the "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all awards granted after the effective date and (b) based on the requirements of Statement 123R for all awards granted to employees prior to the effective date of Statement 123R that are unvested on the effective date.

The FASB issued FASB  Interpretation  48,  Accounting for  Uncertainty in Income
Taxes: an interpretation of FASB Statement No. 109, on July 13, 2006. Interpretation 48 clarifies Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity's financial statements. Interpretation 48 is effective for fiscal years beginning after December 15, 2006 (fiscal year beginning April 1, 2007 for the Company). The cumulative effect of applying Interpretation 48, if any, will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. The Company is currently working on the potential impact of adoption of the guidance.

Reclassifications

Certain prior year amounts have been reclassified in order to conform with current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      As used throughout this Report, "we," "our," "the Company" and similar words refers to Universal Security Instruments, Inc.

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting our current expectations with respect to our operations, performance, financial condition, and other developments. These forward-looking statements may generally be identified by the use of the words "may", "will", "believes", "should", "expects", "anticipates", "estimates", and similar expressions. These statements are necessarily estimates reflecting management's best judgment based upon current information and involve a number of risks and uncertainties. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, those risks identified in our periodic reports filed with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 and 2005

      Sales. Net sales for the three months ended June 30, 2006 were $8,038,437 compared to $6,923,810 for the comparable three months in the prior fiscal year, an increase of $1,114,627 (16.1%). The primary reason for the increase in net sales was that sales were up across our core product lines, including smoke alarms, carbon monoxide alarms and ground fault circuit interrupter (GFCI) units.

      Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin increased 5.0%, to 34.6% of sales for the quarter ended June 30, 2006 from 29.6% for the corresponding quarter last year. The increase in gross profit margin resulted from certain costs in the gross profit calculation not increasing at the same rate as sales.

      Expenses. Research and development, and selling, general and administrative expenses decreased by $41,247 from the comparable three months in the prior year. As a percentage of net sales, these expenses decreased to 23.0% for the three month period ended June 30, 2006, from 27.3% for the comparable 2005 period. The decrease in expenses as a percent of sales was due to higher sales volume and variable costs that did not increase at the same rate as sales, as well as lower levels of certain expenses. Various factors resulted in the lower dollar level of expenses. Most notably, our professional fees decreased by $438,356 for the 2006 period as compared to the same quarter in the previous year due to lower legal fees. This decrease was partially offset by increases of
(i) $141,833 in salaries, wages and employee benefits from the same period in 2005, (ii) $120,856 in commission expense and freight charges from the 2005 period (which, as a percentage of sales, remained consistent with commissions and freight charges of the prior year, but increased in actual dollars due to higher sales volume during the 2006 period), and (iii) $75,000 which we recorded in compliance costs for the quarter ended June 30, 2006 in connection with the implementation of the provisions of the Sarbanes-Oxley Act of 2002. We anticipate $300,000 in Sarbanes-Oxley compliance costs for the fiscal year ending March 31, 2007.

      Interest Expense and Income. We recorded net interest income (net of interest expense) for the quarter ended June 30, 2006 of $9,097, compared to net interest expense (net of interest income) of $8,274 for the quarter ended June 30, 2005. The lower interest expense for the 2006 period resulted primarily from a reduction in the average balance of borrowings, and our increased interest income for the 2006 period resulted primarily from an increase in interest income on investments.

      Net Income. For the reasons stated above and due to increased earnings from our Hong Kong Joint Venture (as discussed below), we reported net income of $1,577,468 or the quarter ended June 30, 2006 compared to net income of $889,770 for the corresponding quarter of the prior fiscal year.

FINANCIAL CONDITION AND LIQUIDITY

      Our cash needs are currently met by funds from our Factoring Agreement which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum amount available under the Factoring Agreement is currently $7,500,000. However, based on specified percentages of our accounts receivable and inventory and letter of credit commitments, we had $7,396,000 available under the Factoring Agreement, all of which was available as of June 30, 2006. The interest rate under the Factoring Agreement on the uncollected factored accounts as of June 30, 2006 was 8.0%. Borrowings are collateralized by all of our accounts receivable and inventory.

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

      Our trade accounts receivable record only those receivables for which we bear the credit risk. We recorded trade accounts receivable (net of allowances for doubtful accounts) of $1,106,435 as of the end of our last fiscal year, and $997,286 as of June 30, 2006. The decrease in trade accounts receivable during the first three months of the current fiscal year is due to a reduction in sales for which we bear the credit risk, primarily direct shipments from our foreign manufacturers directly to customers. Our prepaid expenses as of the end of our last fiscal year were $196,863, and were $443,500 as of June 30, 2006. The increase in prepaid expenses during the first three months of the current fiscal year is primarily due to the timing of premium payments to various insurance carriers.

      Operating activities used cash of $884,667 for the period ended June 30, 2006. This was primarily due to an increase in the aggregate of accounts receivable and amounts due from factor, inventory, and prepaid expenses of $1,524,779, a decrease in accounts payable and accrued expenses of $253,589, equity in the earnings from our Hong Kong Joint Venture of $1,052,979, and a tax benefit from the exercise of stock options of $366,000.

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

      Investing activities did not provide or use cash in the current period. For the same period last year, investing activities used cash of $2,400.

      Financing activities provided cash of $389,409 from the exercise of employee stock options. For the same period last year, financing activities provided cash of $439.

      We believe that funds available under the Factoring Agreement, distributions from the Hong Kong Joint Venture, working capital, and our line of credit provide us with sufficient resources to meet our requirements for liquidity and working capital in the ordinary course of our business over the next twelve months and over the long term.

HONG KONG JOINT VENTURE

      Net Sales. Net sales of the Hong Kong Joint Venture for the three months ended June 30, 2006 were $9,043,990, compared to $6,013,212, for the comparable period in the prior fiscal year. The increase in sales was primarily due to sales to non-affiliated customers in Germany, Japan and Australia. Sales of the Hong Kong Joint Venture to the Company amounted to $3,670,969 (40.6%) for the three month period ended June 30, 2006 and $2,835,861 (47%) for the same period of the prior year.

      Net Income. Net income for the three months ended June 30, 2006 was $2,244,414, compared to $1,200,195, in the comparable period last year. The 87.0% increase in net income for the quarter was mainly due to increased sales in Germany, Japan and Australia and costs that did not increase at the same rate as sales.

      Gross Margins. Gross margins of the Hong Kong Joint Venture for the three month period ended June 30, 2006 increased to 37.5% from 35% for the 2005 period. The increase in the percent of gross margin is due primarily to price increases initiated during the past fiscal year.

      Expenses. Selling, general and administrative expenses were $1,029,295, for the three month period ended June 30, 2006, compared to $886,270, in the prior year's respective period. As a percentage of sales, expenses were 11.4%, for the three month period ended June 30, 2006, compared to 15%, for the three month period ended June 30, 2005. The dollar increase in selling, general and administrative expense was primarily due to increased professional fees associated with the pursuit of legal action against a company in Germany which the Hong Kong Joint Venture believes is infringing on patents and copyrights of the Hong Kong Joint Venture. The reduction of these expenses as a percentage of sales was due to higher sales volume and variable costs that did not increase at the same rate as sales, as well as lower levels of certain expenses.

      Interest Income and Expense. For the three month period ended June 30, 2006, net interest income was $72,930, compared to net interest expense of $6,870 for the prior year's period, primarily due to increased interest on the Hing Kong Joint Venture's bond holdings.

      Liquidity. Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During the three months ended June 30, 2006, working capital increased by $1,863,990 from $2,602,370 on March 31, 2006 to $4,466,360 on June 30, 2006.

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

      We believe the following critical accounting policies affect management's more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion on the application on these and other accounting policies, see Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended March 31, 2006. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

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

      We currently have deferred tax assets resulting from foreign tax credit carryforwards and deductible temporary differences, which will reduce taxable income in future periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      No material changes have occurred in our quantitative and qualitative market risk disclosures as presented in our Annual Report Form 10-K for the year ended March 31, 2006.

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

ITEM 6. EXHIBITS

Exhibit No.
-----------
3.1 Articles of Incorporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2 Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3 Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004, File No. 1-31747)
10.1  Non-Qualified Stock Option Plan, as amended  (incorporated by reference to
      Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 1-31747)
10.2 Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3 Amended Factoring Agreement with CIT Group (successor to Congress Talcott, Inc.) dated November 14, 1999 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.4 Amendment to Factoring Agreement with CIT Group (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-31747)
10.5 Amendment to Factoring Agreement with CIT Group dated September 28, 2004 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 1-31747)
10.6 Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 1-31747)
10.7 Amended and Restated Employment Agreement dated July 18, 2005 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit
      10.7 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005, File No. 1-31747)
31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1  Section 1350 Certifications*
99.1  Press Release dated August 14, 2006*

*Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNIVERSAL SECURITY INSTRUMENTS, INC.
                                         (Registrant)


Date: August 14, 2006                By: /s/ Harvey B. Grossblatt
                                         ---------------------------------------
                                         Harvey B. Grossblatt
                                         President, Chief Executive Officer

                                     By: /s/ James B. Huff
                                         ---------------------------------------
                                         James B. Huff
                                         Vice President, Chief Financial Officer