Form 10-K/A
period 2006-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2006-09-08
CIK 102109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2006 or


|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

                        COMMISSION FILE NUMBER: 001-31747

                      UNIVERSAL SECURITY INSTRUMENTS, INC.
             (Exact name of registrant as specified in its charter)

            MARYLAND                                      52-0898545
---------------------------------              ---------------------------------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)

7-A Gwynns Mill Court Owings Mills, Maryland                  21117
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (410) 363-3000

           Securities registered pursuant to Section 12(b) of the Act:


    Title of Each Class                Name of Each Exchange on Which Registered
-----------------------------          -----------------------------------------
COMMON STOCK, $0.01 PAR VALUE                    AMERICAN STOCK EXCHANGE


           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                 --------------
                                 Title of Class


Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_| No |X|

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

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

The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 2006, which was filed with the Commission on June 29, 2006, to include an unredacted Exhibit 10.2 in Item 15(a)(3), and unredacted financial statements required by Regulation S-X included in Item 15(c).

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
-------- ------------------------------------------

(A) 1. FINANCIAL STATEMENTS. (Previously filed)

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

(A) 2. FINANCIAL STATEMENT SCHEDULES. (Previously filed)

Schedule II - Valuation of Qualifying Accounts                                         S-1

(A) 3. EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K.

Exhibit No.
-----------

3.1 Articles of Incorporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2 Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3 Bylaws, as amended (incorporated by reference to Exhibit 3 to the Company's Form 8-A/A filed July 24, 2003)
10.1  Non-Qualified Stock Option Plan, as amended  (incorporated by reference to
      Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 1-31747)
10.2  Hong Kong Joint Venture Agreement, as amended*
10.3 Amended Factoring Agreement with CIT Group (successor to Congress Talcott, Inc.) dated November 14, 1999 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.4 Amendment to Factoring Agreement with CIT Group (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-31747)
10.5 Amendment to Factoring Agreement with CIT Group dated September 28, 2004 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 1-31747)
10.6 Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 1-31747)
10.7 Amended and Restated Employment Agreement dated July 18, 2005 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit
      10.7 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005, File No. 1-31747)
14 Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended March 31, 2004, File No. 1-31747)
21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended March 31, 2004, File No. 1-31747)
23.1  Consent of Grant Thornton LLP (Previously filed)
23.2  Consent of Grant Thornton LLP (Hong Kong) (Previously filed)
31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1  Section 1350 Certifications*
99.1  Press Release dated June 29, 2006 (Previously filed)

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

Date: September 7, 2006                 UNIVERSAL SECURITY INSTRUMENTS, INC.

                                        By: /s/ Harvey B. Grossblatt
                                            ------------------------------------
                                            Harvey B. Grossblatt, President

EYSTON COMPANY LIMITED

Reports and Financial Statements
For the year ended 31 March 2006

EYSTON COMPANY LIMITED

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

Consolidated Cash Flow Statement                                           JV-6

Notes to the Financial Statements                                          JV-7



Expressed in Hong Kong dollars ("HK$")

Report of Independent Registered Public Accounting Firm



TO THE BOARD OF DIRECTORS OF EYSTON COMPANY LIMITED :

We have audited the accompanying consolidated balance sheets of EYSTON COMPANY LIMITED and subsidiaries ("the Company"), as of March 31, 2006 and 2005, and the related consolidated statements of income, changes in equity, and cash flows for each of the two years in the period ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

EYSTON COMPANY LIMITED

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

EYSTON COMPANY LIMITED

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

EYSTON COMPANY LIMITED

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

EYSTON COMPANY LIMITED

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

EYSTON COMPANY LIMITED

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

Eyston Company Limited


Notes to the financial statements
for the year ended 31 March 2006


1.    GENERAL INFORMATION

      The company is a limited liability company incorporated and domiciled in Hong Kong. The address of the company's registered office and principal place of business is B2, 3/F., Fortune Factory Building, 40 Lee Chung Street, Chai Wan, Hong Kong.

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

Eyston Company Limited

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

Eyston Company Limited

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

Eyston Company Limited

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

Eyston Company Limited

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

Eyston Company Limited

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


            Depreciation is provided to write off the cost of property, plant and equipment less their residual valuesover their estimated useful lives, using the straight line method, at the following rates per annum :


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

Eyston Company Limited

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

Eyston Company Limited

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

Eyston Company Limited

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

Eyston Company Limited

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

Eyston Company Limited

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

Eyston Company Limited

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

Eyston Company Limited

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

Eyston Company Limited

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

Eyston Company Limited

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

Eyston Company Limited

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

Eyston Company Limited

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

Eyston Company Limited

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


Eyston Company Limited

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

Eyston Company Limited

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


Eyston Company Limited

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


Eyston Company Limited

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

Eyston Company Limited

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

        Fujian Taisun Electronics      The PRC        US$15,000,000        100%     Manufacture of consumer
           Technologies Co., Ltd.                                                     electronic products
                                                                                      (operations not
                                                                                      commenced yet)

        Fujian Taisun Fire             The PRC        US$5,000,000         100%     Manufacture of consumer
           Safety Technologies                                                        electronic products
           Co., Ltd.                                                                  (operations not
                                                                                      commenced yet)

       Sound Well (Hong Kong)         Hong Kong        HK$200,000          100%     Trading of consumer
           Co. Limited                                                                electronic products
                                                                                      and investment holding

       Kimbager International       British Virgin        US$1             100%     Trading of machinery
           Limited                     Islands                                        and equipment

       Kimbager Limited              Hong Kong         HK$10,000          100%      Dormant


Eyston Company Limited

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


Eyston Company Limited

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

Eyston Company Limited

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

Eyston Company Limited

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
      ------------------------------------------------------------------------

      At the balance sheet date, the major component of the deferred tax assets has not been recognised is the temporary difference in respect of the pre-operating expenses incurred by Fujian Taisun, the PRC subsidiary of the company, of approximately HK$1,524,303 (2005 : HK$1,074,000) as it is not certain that future taxable profits will be available against which this deductible temporary difference can be utilised.

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

Eyston Company Limited

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


Eyston Company Limited

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

Eyston Company Limited

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

Eyston Company Limited

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

Eyston Company Limited

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