Form 10-Q
period 2006-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2006-11-14
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2006

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-31747

UNIVERSAL SECURITY INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-0898545
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7-A Gwynns Mill Court
Owings Mills, Maryland	21117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 363-3000

Inapplicable
(Former name, former address and former fiscal year if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

At November 10, 2006, the number of shares outstanding of the registrant’s common stock was 2,412,601.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006	March 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,069,981	$3,015,491
Accounts receivable:
Trade less allowance for doubtful accounts of $15,000	1,664,969	1,106,435
Employees	21,623	23,656
	1,686,592	1,130,091

Amount due from factor	4,194,749	4,259,131
Inventories, net of allowance for obsolete inventory of $40,000	6,320,688	4,062,086
Prepaid expenses	332,365	196,863

TOTAL CURRENT ASSETS	15,604,375	12,663,662
DEFERRED TAX ASSET	627,384	476,384
INVESTMENT IN JOINT VENTURE	8,603,010	7,140,859

PROPERTY AND EQUIPMENT - NET	56,015	62,212

OTHER ASSETS	15,486	15,486

TOTAL ASSETS	$24,906,270	$20,358,603

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,315,296	$1,604,845
Accrued liabilities:
Patent litigation and settlement reserve	835,084	556,787
Payroll, commissions and other	1,074,316	590,402

TOTAL CURRENT LIABILITIES	3,224,696	2,752,034

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding 2,412,408 and 2,258,409 shares at September 30, 2006 and March 31, 2006, respectively	18,095	16,940
Additional paid-in capital	12,657,760	11,577,583
Retained earnings	9,005,719	6,012,046

TOTAL SHAREHOLDERS’ EQUITY	21,681,574	17,606,569

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,906,270	$20,358,603

See accompanying notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,
	2006	2005
Net sales	$8,018,088	$7,119,100
Cost of goods sold	5,410,166	4,840,262

GROSS PROFIT	2,607,922	2,278,838

Research and development expense	85,628	49,636
Selling, general and administrative expense	1,731,644	1,700,809

Operating income	790,650	528,393

Other income (expense):
Interest income	23,979	-
Interest expense	(5,000)	(15,103)

INCOME BEFORE EARNINGS FROM JOINT VENTURE	809,629	513,290

Earnings from Joint Venture:
Equity in earnings of Joint Venture	1,116,530	549,405

NET INCOME BEFORE TAXES	1,926,159	1,062,695

Provision for income tax expense (benefit)	509,955	(100,000)

NET INCOME	$1,416,204	$1,162,695

Net income per common share amounts:
Basic	$0.59	$0.52
Diluted	$0.57	$0.48

Weighted average number of common shares outstanding:
Basic	2,412,340	2,231,331
Diluted	2,490,647	2,433,249

See accompanying notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Six Months Ended September 30,
	2006	2005
Net sales	$16,056,525	$14,042,910
Cost of goods sold	10,668,086	9,715,118

GROSS PROFIT	5,388,439	4,327,792

Research and development expense	137,940	101,814
Selling, general and administrative expense	3,578,457	3,588,869

Operating income	1,672,042	637,109

Other income (expense):
Interest income	40,576	-
Interest expense	(12,500)	(23,377)

INCOME BEFORE EARNINGS FROM JOINT VENTURE	1,700,118	613,732

Earnings from Joint Venture:
Equity in earnings of Joint Venture	2,169,509	1,251,305

NET INCOME BEFORE TAXES	3,869,627	1,865,037

Provision for income tax expense (benefit)	875,955	(187,428)

NET INCOME	$2,993,672	$2,052,465

Net income per common share amounts:
Basic	$1.27	$0.93
Diluted	$1.20	$0.85
Weighted average number of common shares outstanding:
Basic	2,361,155	2,217,757
Diluted	2,487,715	2,423,679

See accompanying notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$2,993,672	$2,052,465
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,198	13,818
Earnings of the Joint Venture	(2,169,509)	(1,251,303)
Changes in operating assets and liabilities:
Increase in accounts receivable and amounts due from factor	(492,119)	(1,566,067)
(Increase) decrease in inventories and prepaid expenses	(2,394,104)	729,255
Increase (decrease) in accounts payable and accrued expenses	472,662	(261,349)
Increase in deferred tax asset	(151,000)	(200,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	(1,734,200)	(483,181)

INVESTING ACTIVITIES:
Dividends received from Joint Venture	707,358	513,420
Purchase of property and equipment	-	(4,010)

NET CASH PROVIDED BY INVESTING ACTIVITIES	707,358	509,410

FINANCING ACTIVITIES:
Tax benefit from exercise of stock options	676,000	-
Proceeds from issuance of common stock from exercise of employee stock options	405,332	46,317

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,081,332	46,317

INCREASE IN CASH	54,490	72,546

Cash at beginning of period	3,015,491	59,287

CASH AT END OF PERIOD	$3,069,981	$131,833

Supplemental information:
Interest paid	$12,500	$23,377

See accompanying notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Statement of Management

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the Company’s March 31, 2006 audited financial statements filed with the Securities and Exchange Commission on Form 10-K. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

All share and per share amounts included in the consolidated financial statements have been retroactively adjusted to reflect a 4-for-3 stock dividend paid on October 16, 2006 to shareholders of record on September 25, 2006.

Income Taxes

A provision for federal and state income taxes of $509,955 and $875,955 has been provided for the three and six month periods ended September 30, 2006. For income tax purposes, this provision is reduced by a $676,000 benefit derived from deductions associated with the exercise of employee stock options. Under FAS 123, the tax benefit of this deduction has been treated as a credit to additional paid in capital and is not a liability for income taxes payable.

Joint Venture

The Company maintains a 50% interest in a joint venture with Eyston Company Limited, a Hong Kong corporation (the “Joint Venture”), that has manufacturing facilities in the People’s Republic of China, for the manufacturing of security products. The following represents summarized balance sheet and income statement information of the Joint Venture for the six months ended September 30, 2006 and 2005:

	2006	2005
Net sales	$19,918,282	$11,603,563
Gross profit	6,940,920	3,993,796
Net income	4,513,465	2,222,036
Total current assets	12,744,279	7,227,911
Total assets	23,724,951	16,665,745
Total current liabilities	7,924,951	4,630,962

During the six months ended September 30, 2006 and 2005, respectively, the Company purchased $7,502,482 and $6,014,577 of products from the Joint Venture. At September 30, 2006 and March 31, 2006, the Company had amounts payable to the Joint Venture of $500,000. For the quarter ended September 30, 2006, the Company has adjusted its equity in earnings of the Joint Venture to reflect a reduction of $38,690 for inter-company profit in inventory as required by US GAAP.

Net Income Per Common Share

Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price.

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three and six month periods ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Weighted average number of common shares outstanding for basic EPS	2,412,340	2,231,331	2,361,155	2,217,757
Shares issued upon the assumed exercise of outstanding stock options	78,307	201,918	126,560	205,922
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,490,647	2,433,249	2,487,715	2,423,679

At September 30, 2006 and 2005, there were no securities outstanding whose issuance would have an anti-dilutive effect on the earnings per share calculation.

Stock Based Compensation

As of September 30, 2006, under the terms of the Company’s Non-Qualified Stock Option Plan, as amended, 877,777 shares of our common stock are reserved for the granting of stock options, of which 875,544 have been issued, leaving 2,233 available for issuance.

Adoption of SFAS No. 123R. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which requires compensation costs related to share-based payment transactions to be recognized in financial statements. SFAS No. 123R eliminates the intrinsic value method of accounting available under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which generally resulted in no compensation expense being recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

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

As a result of adopting SFAS No. 123R, net income for the six months ended September 30, 2006 was reduced by $16,826. No portion of employees’ compensation, including stock compensation expense, was capitalized during the period.

During the six month period ended September 30, 2006, 153,999 shares of our common stock have been issued as a result of the exercise of the options granted under the plan. The tax benefit, for income tax purposes, of $676,000 from the exercise of these stock options is presented as a cash flow from financing activities.

Fair Value Determination. Under SFAS No. 123R, we have elected to continue using the Black-Scholes option pricing model to determine fair value of our awards on date of grant. We will reconsider the use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

Stock Option Activity. During the six month period ended September 30, 2006, no stock options were granted.

Stock Compensation Expense. We have elected to continue straight-line amortization of stock-based compensation expense over the requisite service period. Prior to the adoption of SFAS No. 123R, we recognized the effect of forfeitures in our pro forma disclosures as they occurred. In accordance with the new standard, we have estimated forfeitures and are only recording expense on shares we expect to vest. For the six months ended September 30, 2006, we recorded $16,826 of stock-based compensation cost as general and administrative expense in our statement of operations. No forfeitures have been estimated. No portion of employees’ compensation including stock compensation expense was capitalized during the period.

As of September 30, 2006, there was $45,484 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully amortized within three years. The aggregate intrinsic value of currently exercisable options was $1,828,073 at September 30, 2006.

In prior periods, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we accounted for our stock-based compensation plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended September 30, 2005.

	Three Months Ended September 30,	Six Months Ended September 30,
	2005	2005
Net income, as reported	$1,162,695	$2,052,465
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(25,962)	(51,924)
Pro forma net income	$1,136,733	$2,000,541
Earnings per share:
Basic - as reported	$0.52	$0.93
Basic - pro forma	$0.51	$0.90
Diluted - as reported	$0.48	$0.85
Diluted - pro forma	$0.47	$0.83

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of the Company’s 2009 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 155, “Accounting for Certain Hybrid Financial Instruments,” which clarifies when certain financial instruments and features of financial instruments must be treated as derivatives and reported on the balance sheet at fair value with changes in fair value reported in net income. We will implement FAS 155 beginning with financial instruments acquired on or after January 1, 2007, which is the effective date of FAS 155. We do not expect the adoption of FAS 155 to have a material impact on our financial position at our date of adoption. However, FAS 155 may affect future income recognition for certain financial instruments that contain certain embedded derivatives as any changes in their fair values will be recognized in net income each period.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that is not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that SAB 108 will have a material effect on our financial position, results of operations or cash flows.

The FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109, on July 13, 2006. Interpretation 48 clarifies Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. Interpretation 48 is effective for fiscal years beginning after December 15, 2006 (fiscal year beginning April 1, 2007 for the Company). The cumulative effect of applying Interpretation 48, if any, will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. The Company is currently working on the potential impact of adoption of the guidance.

Subsequent Events

On October 17, 2006, 2113824 Ontario, Inc., an Ontario corporation wholly owned by the Company (the “Canadian Acquisition Company”) acquired two thirds (66.67%) of the issued and outstanding capital stock of two affiliated Ontario corporations, International Conduits, Ltd. and Intube, Inc. for $1,758,400 (Canadian $2,000,000). The Company capitalized the Canadian Acquisition Company with $89,750 (Canadian $100,000), and provided the Canadian Acquisition Corporation $2,737,900 (Canadian $3,050,600) as an interest-free loan.

On September 6, 2006, the Company announced a 33-1/3% stock dividend to stockholders of record on September 25, 2006, payable on October 16, 2006.

Reclassifications

Certain prior year amounts have been reclassified in order to conform with current year presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used throughout this Report, “we,” “our,” “the Company” and similar words refers to Universal Security Instruments, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting our current expectations with respect to our operations, performance, financial condition, and other developments. These forward-looking statements may generally be identified by the use of the words “may”, “will”, “believes”, “should”, “expects”, “anticipates”, “estimates”, and similar expressions. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve a number of risks and uncertainties. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, those risks identified in our periodic reports filed with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K.
RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 and 2005

Sales. Net sales for the three months ended September 30, 2006 were $8,018,088 compared to $7,119,100 for the comparable three months in the prior fiscal year, an increase of $898,988 (12.6%). The primary reason for the increase in net sales volumes was that sales were up across our core product lines, including smoke alarms, carbon monoxide alarms and ground fault circuit interrupter (GFCI) units.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 32.5% and 32.0% of sales for the quarters ended September 30, 2006 and 2005, respectively. The increase in gross profit margin was primarily due to differences in the mix of products sold.

Expenses. Research and development, and selling, general and administrative expenses increased by $66,827 from the comparable three months in the prior year. As a percentage of net sales, these expenses were reduced to 23% for the three month period ended September 30, 2006, from 25% for the comparable 2005 period. The decrease in research, selling and general administrative expense as a percent of sales was due to higher sales volume and variable costs that did not increase at the same rate as sales.

Interest Expense and Income. Our interest income, net of interest expense, was $18,979 for the quarter ended September 30, 2006, compared to net interest expense of $15,103 for the quarter ended September 30, 2005. Net interest income resulted from a reduction in the average balance of borrowings together with an increase in interest income on the amount due from the factor.

Income Taxes. During the quarter ended September 30, 2006, the Company had an income tax expense of $509,955. For the corresponding 2005 period, the Company has a tax benefit of $100,000 as a result of its net operating loss carryforward deduction which was fully utilized during the Company’s fiscal year ended March 31, 2006.

Net Income. We reported net income of $1,416,204 for the quarter ended September 30, 2006, compared to net income of $1,162,695 for the corresponding quarter of the prior fiscal year. The primary reasons for the increase in net income are increased sales without a corresponding increase in associated expenses (i.e., while the expenses increased, they did not increase at the same rate as sales), and an increase of $567,125 in the Company’s equity in the earnings of the Joint Venture from the same period of the prior year.

Six Months Ended September 30, 2006 and 2005

Sales. Net sales for the six months ended September 30, 2006 were $16,056,525 compared to $14,042,910 for the comparable six months in the prior fiscal year, an increase of $2,013,615 (14.3%). The primary reason for the increase in sales was an increase in volume of sales of smoke alarm, GFCI and carbon monoxide alarm units.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin increased from 30.8% for the period ended September 30, 2005 to 33.6% for the current period ended September 30, 2006. The primary reason for this increase was a change in the mix of products sold.

Expenses. Research and development, and selling, general and administrative expenses increased by $25,714 from the comparable six months in the prior year. As a percentage of sales, these expenses were 23.1% for the six month period ended September 30, 2006 and 26.3% for the comparable 2005 period. The primary reason for the decrease as a percentage of sales is that our legal professional fees decreased by $556,908 for the 2006 period as compared to the same quarter in the previous year due to reduced litigation.

Interest Expense and Income. Our interest income, net of interest expense was $28,076 for the six months ended September 30, 2006, compared to net interest expense of $23,377 for the six months ended September 30, 2005. Net interest income resulted from a reduction in the average balance of borrowings together with an increase in interest income on investments.

Income Taxes. During the six months ended September 30, 2006, the Company had an income tax expense of $875,955. For the corresponding 2005 period, the Company has a tax benefit of $187,428 as a result of its net operating loss carryforward deduction which was fully utilized during the Company’s fiscal year ended March 31, 2006.

Net Income. We reported net income of $2,993,672 for the six months ended September 30, 2006 compared to net income of $2,052,465 for the corresponding period of the prior fiscal year. The primary reasons for the increase in net income are increased sales without a corresponding increase in associated expenses (i.e., while the expenses increased, they did not increase at the same rate as sales), and an increase of $918,204 in the Company’s equity in the earnings of the Joint Venture from the same period of the prior year.

FINANCIAL CONDITION AND LIQUIDITY

Our cash needs are currently met by funds from our Factoring Agreement which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum amount available under the Factoring Agreement is currently $7,500,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, we had $7,500,000 available under the Factoring Agreement (including the amount due from factor of $4,194,749), none of which was borrowed as of September 30, 2006. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender. At September 30, 2006, the prime rate was 8.25%. Borrowings are collateralized by all of our accounts receivable and inventory.

Our non-factored accounts receivable as of the end of our last fiscal year (net of allowances for doubtful accounts) were $1,106,435, and were $1,664,969 as of September 30, 2006. The increase in non-factored trade accounts receivable during the first six months of the current fiscal year is due to increased sales to customers for which we bear the credit risk. Our prepaid expenses as of the end of our last fiscal year were $196,863, and were $332,365 as of September 30, 2006. The increase in prepaid expenses during the first six months of the current fiscal year is due to the timing of premium payments to various insurance carriers, and the prepayment of estimated federal and state income taxes.

Operating activities used cash of $1,734,200 for the six months ended September 30, 2006. This was primarily due to net income supplemented by an increase in accounts payable and accrued expenses of $472,662. This was offset by increases in inventories and prepaid expenses of $2,394,104, earnings of the Joint Venture of $2,169,509, accounts receivable and amounts due from factor of $492,119, and in the deferred tax asset of $151,000.

Investing activities provided cash of $707,358 during the six months ended September 30, 2006 as a result of dividends received from the Joint Venture. For the same period last year, investing activities provided cash of $509,410, primarily as a result of dividends from the Joint Venture.

During the six months ended September 30, 2006, financing activities provided cash of $1,081,332 from the exercise of employee stock options and the tax benefit of exercised options. For the same period last year, financing activities provided cash of $46,317, also from the exercise of employee stock options.

We believe that funds available under the Factoring Agreement, distributions from the Joint Venture, and working capital provide us with sufficient resources to meet our requirements for liquidity and working capital in the ordinary course of our business over the next twelve months and over the long term.

JOINT VENTURE

Net Sales. Net sales of the Joint Venture for the three and six months ended September 30, 2006 were $10,896,607 and $19,918,282, respectively, compared to $5,590,351 and $11,603,563, respectively, for the comparable periods in the prior fiscal year. The 94.9% and 71.7% respective increases in net sales for the three and six month periods were due to increased sales of smoke alarm products, both to the Company and to non-related customers.

Net Income. Net income for the three and six months ended September 30, 2006 was $2,274,622 and $4,513,465, respectively, compared to $1,021,841 and $2,222,036, respectively, in the comparable periods last year. The 122.6% and 103.1% respective increases in net income for the three and six month periods were due primarily to increased sales volume as noted above.

Gross Margins. Gross margins of the Joint Venture for the three month period ended September 30, 2006 decreased to 32.7% from 33.5% for the 2005 period. For the six month period ended September 30, 2006, gross margins were 34.8% which was an increase over the 34.4% gross margin of the prior period. Since gross margins depend on sales volume of various products, changes in product sales mix caused these changes in gross margins.

Expenses. Selling, general and administrative expenses were $1,174,598 and $2,201,338, respectively, for the three and six month periods ended September 30, 2006, compared to $821,963 and $1,708,232 in the prior year’s respective periods. As a percentage of sales, expenses were 10.8% and 11.1% for the three and six month periods ended September 30, 2006, compared to 14.7% for the three and six month periods ended September 30, 2005. The decrease in selling, general and administrative expense as a percent of sales was due to variable costs that did not increase at the same rate as sales.

Interest Income and Expense. Interest expense, net of interest income, was $14,658 and $27,285, respectively, for the three and six month periods ended September 30, 2006, compared to net interest expense of $4,648 and $11,498, respectively, for the prior year’s periods. Net interest expense resulted from an increase in the Joint Venture’s borrowings.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the six months ended September 30, 2006, working capital increased by $352,968 from $4,466,360 on March 31, 2006 to $4,819,328 on September 30, 2006.
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

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion on the application on these and other accounting policies, see Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended March 31, 2006. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 13, 2003, Maple Chase Company filed a civil suit in the United States District Court for the Northern District of Illinois (Case No. 03cv07205), against the Company, its USI Electric subsidiary, and one former and one present Illinois-based sales representative, alleging that certain of the Company's smoke detectors infringe on a patent owned by Maple Chase (US Reissue Patent No. Re: 33290). On April 11, 2005, this action was dismissed pending the outcome of a reexamination in the United States Patent and Trademark Office (USPTO). In April 2006, the USPTO rejected most of the claims in the patent. Maple Chase filed a substantive response which resulted in issuance of a further Official Action from the USPTO. After considering Maple Chase’s arguments, on September 29, 2006 the USPTO issued a further action confirming the patentability of many of the claims at issue and rejecting others. On October 30, 2006, Maple Chase filed a further response canceling the rejected claims. Due to the developments and circumstances involved in the re-examination, the Company remains confident of its defenses in the event that Maple Chase re opens the action. The amount of potential loss to the Company, if any, is not yet determinable.

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 6. EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)

3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)

3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, File No. 0-7885)

10.1	Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 1-31747)

10.2
Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.2 to Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, File No. 1-31747)

10.3
Amended Factoring Agreement with CIT Group (successor to Congress Talcott, Inc.) dated November 14, 1999 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)

10.4	Amendment to Factoring Agreement with CIT Group (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 1-31747)

10.5
Amendment to Factoring Agreement with CIT Group dated September 28, 2004 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 1-31747)

10.6
Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 1-31747)

10.7
Amended and Restated Employment Agreement dated July 18, 2005 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, File No. 1-31747)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications*

99.1	Press Release dated November 14, 2006*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC. (Registrant)

Date: November 14, 2006	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt President, Chief Executive Officer

By:	/s/ James B. Huff
James B. Huff Vice President, Chief Financial Officer