Form 10-Q
period 2006-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2007-02-14
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒  Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At February 14, 2007, the number of shares outstanding of the registrant’s common stock was 2,433,483.

TABLE OF CONTENTS

Part I - Financial Information		Page

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets at December 31, 2006
	and March 31, 2006	3

	Consolidated Statements of Earnings for the Three	4

	Months Ended December 31, 2006 and 2005

	Consolidated Statements of Earnings for the Nine	5
	Months Ended December 31, 2006 and 2005

	Consolidated Statements of Cash Flows for the Nine	6
	Months Ended December 31, 2006 and 2005

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17

Item 4.	Controls and Procedures	17

Part II - Other Information

Item 1.	Legal Proceedings	18

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 6.	Exhibits	19

	Signatures	20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2006	March 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$533,882	$3,015,491
Accounts receivable:
Trade less allowance for doubtful accounts of $15,000	2,175,104	1,106,435
Employees	24,373	23,656
	2,199,477	1,130,091

Amount due from factor	4,201,034	4,259,131
Inventories, net of allowance for obsolete inventory of $40,000	9,854,960	4,062,086
Prepaid expenses	383,026	196,863

TOTAL CURRENT ASSETS	17,172,379	12,663,662

DEFERRED TAX ASSET	948,935	476,384
INVESTMENT IN JOINT VENTURE	9,031,410	7,140,859
PROPERTY AND EQUIPMENT - NET	2,679,077	62,212
GOODWILL	1,508,718	-
OTHER ASSETS	15,486	15,486

TOTAL ASSETS	$31,356,005	$20,358,603

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable - bank	1,803,473	-
Notes payable - other	266,599	-
Lease obligation	59,532	-
Accounts payable	3,620,956	1,604,845
Accrued liabilities:
Patent litigation and settlement reserve	671,192	556,787
Payroll, commissions and other	1,477,973	590,402

TOTAL CURRENT LIABILITIES	7,899,725	2,752,034

LEASE OBLIGATION	55,810	-

COMMITMENTS AND CONTINGENCIES	-	-

Minority interest	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding 2,420,573 and 2,258,409 shares at December 31, 2006 and March 31, 2006, respectively	18,181	16,940
Additional paid-in capital	12,767,187	11,577,583
Retained earnings	10,711,308	6,012,046
Other comprehensive income (loss)	(96,206)	-

TOTAL SHAREHOLDERS’ EQUITY	23,400,470	17,606,569

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,356,005	$20,358,603

See accompanying notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended December 31,
	2006	2005

Net sales	$8,620,893	$7,353,597
Cost of goods sold	5,825,551	4,804,297

GROSS PROFIT	2,795,342	2,549,300

Research and development expense	85,599	57,492
Selling, general and administrative expense	1,949,952	1,675,332

Operating income	759,791	816,476

Other income (expense):
Interest income	3,141	-
Interest expense	(51,663)	(23,783)

INCOME BEFORE EARNINGS FROM AFFILIATES	711,269	792,693

Equity in earnings of Joint Venture	995,097	525,021

Loss on currency translation	(17,906)	-

NET INCOME BEFORE TAXES and MINORITY INTEREST	1,688,460	1,317,714

Provision for income tax (benefit)	(731)	(139,095)

NET INCOME BEFORE MINORITY INTEREST	1,689,191	1,456,809

Minority interest	23,692	-

NET INCOME	$1,712,883	$1,456,809

Net income per common share amounts:
Basic	$0.71	$0.65
Diluted	$0.68	$0.60

Weighted average number of common shares outstanding:
Basic	2,417,972	2,231,331
Diluted	2,514,536	2,436,136

See accompanying notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Nine Months Ended December 31,
	2006	2005

Net sales	$24,655,342	$21,396,507
Cost of goods sold	16,479,066	14,519,415

GROSS PROFIT	8,176,276	6,877,092

Research and development expense	223,539	159,306
Selling, general and administrative expense	5,528,408	5.264.201

Operating income	2,424,329	1,453,585

Other income (expense):
Interest income	31,217	-
Interest expense	(51,663)	(47,160)

INCOME BEFORE EARNINGS FROM AFFILIATES	2,403,883	1,406,425

Equity in earnings of Joint Venture	3,164,817	1,776,326

Loss on currency translation	(17,906)	-

NET INCOME BEFORE TAXES and MINORITY INTEREST	5,550,794	3,182,751

Provision for income tax expense (benefit)	875,224	(326,523)

NET INCOME BEFORE MINORITY INTEREST	$4,675,570	$3,509,274

Minority interest	23,692	-

NET INCOME	$4,699,262	$3,509,274

Net income per common share amounts:
Basic	$1.97	$1.58
Diluted	$1.88	$1.45

Weighted average number of common shares outstanding:
Basic	2,380,163	2,222,297
Diluted	2,499,175	2,423,900

See accompanying notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$4,699,262	$3,509,274
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	108,538	20,891
Earnings of the Joint Venture	(3,164,817)	(1,776,322)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and amounts due from factor	302,094	(715,787)
Increase in inventories and prepaid expenses	(3,853,840)	(364,533)
Increase (decrease) in accounts payable and accrued expenses	695,424	(125,851)
Increase in deferred tax asset	(458,596)	(348,604)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,671,935)	199,068

INVESTING ACTIVITIES:
Dividends received from Joint Venture	1,274,266	771,677
Purchase of property and equipment	(468,453)	(5,994)
Acquisition of subsidiaries	(1,784,120)	-

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(978,307)	765,683

FINANCING ACTIVITIES:
Tax benefit from exercise of stock options	739,000	-
Borrowings net of repayments from Foreign Commercial Bank	148,475	-
Payments of notes payable acquired in acquisition	(1,043,389)	-
Payments of lease obligation	(31,092)
Proceeds from issuance of common stock from exercise of employee stock options	451,845	46,318

NET CASH PROVIDED BY FINANCING ACTIVITIES	264,839	46,318

Impact of foreign currency	(96,206)	-

(DECREASE) INCREASE IN CASH	(2,481,609)	1,011,069

Cash at beginning of period	3,015,491	59,287

CASH AT END OF PERIOD	$533,882	$1,070,356

Supplemental information:
Interest paid	$51,663	$47,160

See accompanying notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Statement of Management

The consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its majority owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the Company’s March 31, 2006 audited financial statements filed with the Securities and Exchange Commission on Form 10-K. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

All share and per share amounts included in the consolidated financial statements have been retroactively adjusted to reflect a 4-for-3 stock dividend paid on October 16, 2006 to shareholders of record on September 25, 2006.

Acquisition

On October 2, 2006, 2113824 Ontario, Inc., a newly formed wholly owned subsidiary the Company, acquired two-thirds of the issued and outstanding capital stock of International Conduit, Inc. (Icon) and Intube, Inc. (Intube). Icon and Intube are based in Toronto, Canada and manufacture and distribute electrical mechanical tubing (EMT) steel conduit. Icon also sells home safety products primarily purchased from USI. The purchase price for the capital stock of Icon and Intube was $1,784,120 in cash. The primary purpose of the Icon and Intube acquisition was to expand our product offering and service the commercial construction market.

The acquisition described above was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to reflect the fair value of assets and liabilities acquired at the date of acquisition.

The results of these acquisitions, had they been consummated at the beginning of each period shown, are included in the pro forma information below. This unaudited pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of each twelve month period and is not necessarily indicative of results that may be obtained in the future.

	Nine Months Ended December 31,
	2006	2005

Revenue	$9,136,000	$8,305,000
Net (loss)	(100,000)	(90,900)
Earnings per share (diluted)	($0.04)	(0.04)

Purchase Price Allocation

The allocation of the purchase price for Icon and Intube is as follows:

Assets acquired
Cash	$48,378
Accounts receivable	1,171,616
Inventory	1,825,917
Property and equipment	1,968,735
Other	82,335
$5.096,981

Liabilities Assumed
Debt	$(2,775,573)
Accounts payable and accruals	(2,088,979)
Minority interest	(4,800)
$(4,879,352)
Goodwill	1,556,491
Total consideration	$1,784,120

The goodwill from the Icon and Intube acquisitions are fully allocated to the Company’s Canadian operations. The allocation may be adjusted pending final purchase accounting.

Goodwill.

Goodwill represents the excess of the purchase price above the fair value of the net assets acquired. Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” the evaluation is a two-step process that begins with an estimation of the fair value of the reporting units. The first step assesses potential impairment and the second step measures that impairment. The measurement of possible impairment is based on the comparison of the fair value of each reporting unit with the book value of its assets.

Income Taxes

A provision (benefit) for federal and state income taxes of $(731) and $875,224 has been provided for the three and nine month periods ended December 31, 2006. For income tax purposes, this provision is reduced by a $739,000 benefit derived from deductions associated with the exercise of employee stock options. Under FAS 123, the tax benefit of this deduction has been treated as a credit to additional paid in capital and will not require a cash payment for income taxes..

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Joint Venture”), that has manufacturing facilities in the People’s Republic of China, for the manufacturing of security products. The following represents summarized balance sheet and income statement information of the Joint Venture for the nine months ended December 31, 2006 and 2005:

	2006	2005

Net sales	$31,566,816	$18,610,343
Gross profit	10,859,898	6,495,286
Net income	7,096,898	3,559,233
Total current assets	13,832,205	7,415,265
Total assets	24,958,330	18,056,986
Total current liabilities	7,601,540	5,192,751

During the nine months ended December 31, 2006 and 2005, respectively, the Company purchased $12,837,511 and $9,644,986 of products from the Joint Venture. At December 31, 2006 and March 31, 2006, the Company had amounts payable to the Joint Venture of $250,000 and $500,000, respectively. For the quarter ended December 31, 2006, the Company has adjusted its equity in earnings of the Joint Venture to reflect a reduction of $288,896 for inter-company profit in inventory as required by US GAAP.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries acquired in October 2006 have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" and SFAS No. 130, "Reporting Comprehensive Income." Translation adjustments are included in other comprehensive income. All balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the current exchange rate at the balance sheet date. Statement of operations items are translated at the average foreign currency exchange rates. The resulting foreign currency translation adjustment is recorded in accumulated other comprehensive income (loss). The Company has no other components of comprehensive income (loss).Gains and losses from foreign currency transactions are included in the consolidated statements of income. The Company had no foreign operations until the acquisition 2006 acquisitions.

Capital Lease Obligation

The Company’s Canadian subsidiary is party to capital lease agreements to lease equipment for various periods from 2007 through 2009. Minimum amounts payable for equipment leases for each of the next three years and in aggregate are as follows:

2007	$28,440
2008	59,532
2009	44,649
Total minimum lease payments	132,621

Less: amount representing interest at 8.043%	17,279
115,342
Less: current portion	59,532
$55,810

Business Segments

The Company conducts its business through two operating segments based on geographic location.

Historically, the combined U.S. operations of the Company and its wholly-owned subsidiary, USI Electric, Inc., are operated from the Baltimore, Maryland and Chicago, Illinois offices, respectively, marketing a line of home safety devices such as smoke alarms, carbon monoxide alarms, and ground fault circuit interrupter (GFCI) devices to retail customers and to the electrical distribution trade.

The Company’s Canadian operations consist of Icon and Intube, the majority owned subsidiaries acquired by the Company in October 2006 and operated from offices in Toronto, Ontario, with sales in both Canada and the United States. The primary product line of the Canadian segment is EMT conduit sold to the electrical distribution trade. Icon also sells home safety devices purchased primarily from the Company.

While USI did not have any significant sales of EMT conduit since the October 2006 acquisition through December 31, 2006, it anticipates that it will sell EMT conduit through its distribution network. Icon’s sales of safety products during the quarter ended December 31, 2006 totaled $402,761.

For the period ended December 31, 2006, no inter-company allocation of expenses has been made between the Company, Icon and Intube.

The following chart provides segmental information on the U.S. and Canadian operations of the Company for the three months ended December 31, 2006 (all figures are presented in U.S. dollars):

	U.S. Operations		Canadian Operations
Sales	$7,078,827		$1,542,066
Cost of sales	4,335,645	1,489,906
Gross profit	2,743,182		52,160
Selling, general and administrative	1,712,997		322,554
Operating income (loss)	1,030,185		(270,394)
Equity in earnings of Joint Venture	995,097		-
Interest income (expense)	3,141		(51,663)
Net income (loss) before taxes	2,028,423		(322,057)
Currency translation adjustment	-		(17,906)
Provision for income taxes (benefit)	268,154		(268,885)
Net income (loss)	$1,760,269		$(71,078)

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three and nine month periods ended December 31, 2006 and 2005 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Weighted average number of common shares outstanding for basic EPS	2,417,972	2,231,331	2,380,163	2,222,297
Shares issued upon the assumed exercise of outstanding stock options	96,564	204,805	119,012	201,603
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,514,536	2,436,136	2,499,175	2,423,900

At December 31, 2006 and 2005, there were no securities outstanding whose issuance would have an anti-dilutive effect on the earnings per share calculation.

Line of Credit

Icon and Intube, have a line of credit facility with a Canadian commercial bank. This facility, in the amount of CAD $3,000,000 (US $2,580,000) is payable on demand, bears interest at the bank’s prime rate of interest plus .25% (effective rate 6.25% at December 31, 2006) and is collateralized by all of the assets of the Canadian subsidiaries and by the guarantees of the Company and its wholly owned subsidiary, 2113824 Ontario, Inc. Advances under the line of credit facility are based on specified percentages of trade accounts receivable and inventory. At December 31, 2006, the Canadian subsidiaries had borrowed CAD $2,101,705 (US $1,803,473) of the total amount available under the terms of the line of credit facility.

Notes Payable - Other

Notes payable - other consists of three notes payable to former stockholders of Icon and Intube, the Company’s newly- acquired majority-owned subsidiaries. The notes are payable in nine remaining monthly installments of principal and interest totaling $15,343, with a balloon payment in October 2007 of $136,102. The notes are non-collateralized, bear interest at 4.0%, and are guaranteed by the Company.

Stock Based Compensation

As of December 31, 2006, under the terms of the Company’s Non-Qualified Stock Option Plan, as amended, 877,777 shares of our common stock are reserved for the granting of stock options, of which 875,544 have been issued, leaving 2,233 available for issuance.

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

As a result of adopting SFAS No. 123R, net income for the nine months ended December 31, 2006 was reduced by $25,238. No portion of employees’ compensation, including stock compensation expense, was capitalized during the period.

During the nine month period ended December 31, 2006, 162,164 shares of our common stock have been issued as a result of the exercise of the options granted under the plan. The tax benefit, for income tax purposes, of $739,000 from the exercise of these stock options is presented as a cash flow from financing activities.

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

Stock Option Activity. During the nine month period ended December 31, 2006, no stock options were granted.

Stock Compensation Expense. We have elected to continue straight-line amortization of stock-based compensation expense over the requisite service period. Prior to the adoption of SFAS No. 123R, we recognized the effect of forfeitures in our pro forma disclosures as they occurred. In accordance with the new standard, we have estimated forfeitures and are only recording expense on shares we expect to vest. For the nine months ended December 31, 2006, we recorded $25,238 of stock-based compensation cost as general and administrative expense in our statement of operations. No forfeitures have been estimated. No portion of employees’ compensation including stock compensation expense was capitalized during the period.

As of December 31, 2006, there was $37,072 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully amortized within three years. The aggregate intrinsic value of currently exercisable options was $2,812,608 at December 31, 2006.

In prior periods, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we accounted for our stock-based compensation plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended December 31, 2005.

	Three Months Ended December 31,	Nine Months Ended December 31,
	2005	2005

Net income, as reported	$1,456,809	$3,509,274
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(25,962)	(77,885)
Pro forma net income	$1,430,847	$3,431,389
Earnings per share:
Basic - as reported	$0.65	$1.58
Basic - pro forma	$0.64	$1.54
Diluted - as reported	$0.60	$1.45
Diluted - pro forma	$0.59	$1.42

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used throughout this Report, “we,” “our,” “the Company” “USI” and similar words refers to Universal Security Instruments, Inc.

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

OVERVIEW

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three and nine months ended December 31, 2006 and 2005 relate to the operational results of the Company only. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

On October 24, 2006, we acquired a majority interest in Icon and Intube, our two Canadian subsidiaries which manufacture and distribute EMT steel conduit. As we previously announced, we believe that this acquisition will further leverage our existing U.S. electrical distribution network and diversify our revenue streams within the commercial market. For the quarter ended December 31, 2006, our U.S. operations did not have any significant sales of or net income from EMT conduit products, while our Canadian subsidiaries generated $1,139,305 in EMT conduit sales and $402,761 in safety product sales. For the quarter, our Canadian operations’ gross profit margin was 3.38% and reported an operating loss of $322,057 and a net loss of $71,078. Management believes that we must focus on increasing EMT conduit production capacity for our Canadian operations thereby increasing revenues and gross profit margins to achieve profitability in our Canadian operations. To further these goals, we are in the process of tripling the production capacity of the Canadian facility and have focused sales efforts to Canadian and U.S. customers.

While our reported results of operations for the three and nine months ended December 31, 2006 include our Canadian operations, since we acquired the Canadian operations in our third fiscal quarter, we reported the results of our Canadian operations in our third fiscal quarter and discuss these results only in the section below on the three months ended December 31, 2006.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2006 and 2005

Sales. Net sales for the three months ended December 31, 2006 were $8,620,893 compared to $7,353,597 for the comparable three months in the prior fiscal year, an increase of $1,267,296 (17.2%). The primary reason for the increase in net sales volumes was that our sales included $1,542,066 in sales by our Canadian operations. Sales of our core product lines, including smoke alarms, carbon monoxide alarms and GFCI units decreased by $274,770 due to a decrease in new home construction during the quarter.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 32.4% and 34.7% of sales for the quarters ended December 31, 2006 and 2005, respectively. The decrease in gross profit margin was primarily due to a lower gross profit margin realized by our Canadian operations, which typically has margins of approximately 13%, and to differences in the mix of products sold.

Our U.S. operations’ gross profit margin for the quarter ended December 31, 2006 was 38.8% compared to 34.7% for the quarter ended December 31, 2005, a 4.1% increase. The primary reason for this increase was a reduction in a provision for contingent losses previously charged to cost of sales as a result of the favorable outcome of certain litigation. Our Canadian operations’ gross profit margin for the quarter ended December 31, 2006 was 3.38%. We believe that increasing EMT conduit production capacity for our Canadian operations will have a significant impact on the Canadian operations’ gross profit margins.

Expenses. Research and development, and selling, general and administrative expenses increased by $302,727 from the comparable three months in the prior year. As a percentage of net sales, these expenses were consistent at 23.6% for the three month period ended December 31, 2006, and 23.6% for the comparable 2005 period.

Research and development, and selling, general and administrative expenses for our U.S. operations decreased by $19,827 from the comparable three months in the prior year, and, as a percentage of net sales, these expenses were 24.2% for the three month period ended December 31, 2006, and 23.6% for the comparable 2005 period. Selling, general and administrative expenses for our Canadian operations were $322,554, or 20.9% of net sales.

Interest Expense and Income. Our interest expense, net of interest income, was $48,522 for the quarter ended December 31, 2006, compared to net interest expense of $23,783 for the quarter ended December 31, 2005. Net interest expense resulted from borrowings of our Canadian subsidiaries.

Interest income, net of interest expense, for our U.S. operations was $3,141 for the quarter ended December 31, 2006. For the comparable three months in the prior year, interest expense, net of interest income, was $23,783. Interest expense, net of interest income, for our Canadian operations was $51,663 for the quarter ended December 31, 2006.

Income Taxes. During the quarter ended December 31, 2006, the Company had a net income tax benefit of $(731). A provision for income taxes of $268,154 is provided for taxable earnings of U.S. operations, which is offset by an income tax benefit of $268,885, resulting from net operating losses on Canadian operations. For the corresponding 2005 period, the Company has a tax benefit of $139,095 as a result of its net operating loss carryforward deduction which was fully utilized during the Company’s fiscal year ended March 31, 2006.

Net Income. We reported net income of $1,712,883 for the quarter ended December 31, 2006, compared to net income of $1,456,809 for the corresponding quarter of the prior fiscal year. The primary reasons for the increase in net income is an increase of $470,076 in the Company’s equity in the earnings of the Joint Venture from the same period of the prior year, partially offset by the pretax loss from operations of the acquired subsidiaries of $322,057.

Net income for our U.S. operations was $1,760,269 for the quarter ended December 31, 2006, compared to net income of $1,456,809 for the corresponding quarter of the prior fiscal year, primarily due to increased Joint Venture earnings. For the reasons stated above, our Canadian subsidiary had a net loss of $71,078 for the quarter ended December 31, 2006.

Nine Months Ended December 31, 2006 and 2005

Sales. Net sales for the nine months ended December 31, 2006 were $24,655,342 compared to $21,396,507 for the comparable nine months in the prior fiscal year, an increase of $3,258,835 (15.2%). The primary reason for the increase in sales was an increase in volume of sales of smoke alarm, GFCI and carbon monoxide alarm units. Included in our net sales are $1,542,066 in sales by our Canadian operations.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin increased from 32.1% for the period ended December 31, 2005 to 33.2% for the current period ended December 31, 2006. The primary reason for this increase was a reduction in a provision for contingent losses previously charged to cost of sales as a result of the favorable outcome of certain litigation.

Expenses. Research and development, and selling, general and administrative expenses increased by $328,440 from the comparable nine months in the prior year. As a percentage of sales, these expenses were 23.3% for the nine month period ended December 31, 2006 and 25.3% for the comparable 2005 period. The primary reason for the decrease as a percentage of sales is that our legal professional fees decreased by $587,980 for the 2006 period as compared to the same period in the previous year due to reduced litigation.

Interest Expense and Income. Our interest expense, net of interest income was $20,446 for the nine months ended December 31, 2006, compared to net interest expense of $47,160 for the nine months ended December 31, 2005. The reduction in net interest expense resulted from a reduction in the average balance of borrowings together with an increase in interest income on investments.

Income Taxes. During the nine months ended December 31, 2006, the Company had an income tax expense of $875,224. A provision for income taxes of $1,144,109 is provided for taxable earnings of U.S. operations, which is offset by an income tax benefit of $268,885, resulting from net operating losses on our Canadian operations. For the corresponding 2005 period, the Company has a tax benefit of $326,523 as a result of its net operating loss carryforward deduction which was fully utilized during the Company’s fiscal year ended March 31, 2006

Net Income. We reported net income of $4,699,262 for the nine months ended December 31, 2006 compared to net income of $3,509,274 for the corresponding period of the prior fiscal year. The primary reason for the increase in net income is an increase of $1,388,491 in the Company’s equity in the earnings of the Joint Venture from the same period of the prior year.

FINANCIAL CONDITION AND LIQUIDITY

The Company has a Factoring Agreement which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum amount available under the Factoring Agreement is currently $7,500,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, we had $7,500,000 available under the Factoring Agreement (including the amount due from factor of $4,201,034), as of December 31, 2006. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender. At December 31, 2006, the prime rate was 8.25%. Borrowings are collateralized by all of our accounts receivable and inventory.

Icon and Intube our majority-owned Canadian subsidiaries, have a line of credit facility with a Canadian commercial bank. This facility, in the amount of CAD$3,000,000 (US$2,580,000) is payable on demand, bears interest at the bank’s prime rate of interest plus .25% (effective rate 6.25% at December 31, 2006) and is collateralized by all of the assets of the Canadian subsidiaries and by the guarantees of the Company and its wholly owned subsidiary, 2113824 Ontario, Inc. Advances under the line of credit facility are based on specified percentages of trade accounts receivable and inventory. At December 31, 2006, the Canadian subsidiaries had borrowed CAD $2,101,705 (US $1,803,473) of the total amount available under the terms of the line of credit facility.

Our non-factored accounts receivable as of the end of our last fiscal year (net of allowances for doubtful accounts) were $1,106,435, and were $2,175,104 as of December 31, 2006. The increase in non-factored trade accounts receivable during the first nine months of the current fiscal year is due to the consolidation of accounts receivable of our acquired Canadian subsidiaries. Our prepaid expenses as of the end of our last fiscal year were $196,863, and were $383,026 as of December 31, 2006. The increase in prepaid expenses during the first nine months of the current fiscal year is due to the timing of premium payments to various insurance carriers, and the prepayment of estimated federal and state income taxes.

Operating activities used cash of $1,671,935 for the nine months ended December 31, 2006. This was primarily due to net income supplemented by a decrease in accounts receivable and due from factor of $302,094 and an increase in accounts payable and accrued expenses of $695,424. This was offset by increases in inventories and prepaid expenses of $3,853,840, earnings of the Joint Venture of $3,164,817, and in the deferred tax asset of $458,596.

Investing activities used cash of $978,307 during the nine months ended December 31, 2006 as a result of the acquisition of property, equipment of $468,453, and from the acquisition of the Canadian subsidiaries offset by dividends received from the Hong Kong Joint Venture. For the same period last year, investing activities provided cash of $765,683, primarily as a result of dividends from the Joint Venture.

During the nine months ended December 31, 2006, financing activities provided cash of $264,839 from the exercise of employee stock options and the tax benefit of exercised options of 1,190,845, borrowings from a foreign commercial bank of $148,475, payments on a lease obligation and payments on acquired notes payable to former stockholders of the Canadian subsidiaries, offset by $1,043,389 of payments on notes acquired in the acquisition. For the same period last year, financing activities provided cash of $46,318, from the exercise of employee stock options.

We believe that funds available under the Factoring Agreement, distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital in the ordinary course of our business over the next twelve months and over the long term.

JOINT VENTURE

Net Sales. Net sales of the Joint Venture for the three and nine months ended December 31, 2006 were $11,622,579 and $31,530,020, respectively, compared to $6,993,903 and $18,610,343, respectively, for the comparable periods in the prior fiscal year. The 66.2% and 69.4% respective increases in net sales for the three and nine month periods were due to increased sales of smoke alarm products, both to the Company and to non-related customers.

Net Income. Net income for the three and nine months ended December 31, 2006 was $2,567,559 and $7,088,625, respectively, compared to $1,360,402 and $3,559,233, respectively, in the comparable periods last year. The 88.7% and 99.2% respective increases in net income for the three and nine month periods were due primarily to increased sales volume as noted above.

Gross Margins. Gross margins of the Joint Venture for the three month period ended December 31, 2006 decreased to 33.6% from 35.7% for the 2005 period. For the nine month period ended December 31, 2006, gross margins were 34.4% which was a decrease from the 34.9% gross margin of the prior period. Since gross margins depend on sales volume of various products, changes in product sales mix caused these changes in gross margins.

Expenses. Selling, general and administrative expenses were $1,205,107 and $3,395,189, respectively, for the three and nine month periods ended December 31, 2006, compared to $1,059,396 and $2,767,628 in the prior year’s respective periods. As a percentage of sales, expenses were 10.4% and 10.8% for the three and nine month periods ended December 31, 2006, compared to 15% for the three and nine month periods ended December 31, 2005. The decrease in selling, general and administrative expense as a percent of sales was due to variable costs that did not increase at the same rate as sales.

Interest Income and Expense. Interest expense, net of interest income, was $14,192 and $41,430, respectively, for the three and nine month periods ended December 31, 2006, compared to net interest expense of $4,515 and $15,633, respectively, for the prior year’s periods. Net interest expense resulted from an increase in the Joint Venture’s borrowings.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the nine months ended December 31, 2006, working capital increased by $1,764,306 from $4,466,360 on March 31, 2006 to $6,230,666 on December 31, 2006.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, on June 10, 2003, Leviton Manufacturing Co., Inc. (“Leviton”) filed a civil action in the United States District Court for the District of Maryland (Case No. 03cv1701) alleging that the Company’s and its USI Electric subsidiary’s GFCI units infringe one or more of Leviton’s six patents for reset lockout technology related to but not required by UL Standard 943 for ground GFCI units, effective January 2003 (“Leviton II”). Leviton II also asserted trade dress and unfair competition claims which largely correspond to the claim in the Leviton I suit. In May 2006 Leviton and the Company settled the trade dress/deceptive trade practice claims of Leviton II, subject to a confidential agreement. The settlement did not cover the patent infringement claims of Leviton II. In January 2006, the Company was granted summary judgment on the infringement claims asserted in Leviton II. Leviton has appealed that judgment and dismissal to the United States Court of Appeals for the Federal Circuit. On January 10, 2007, the appellate court issued a decision affirming the lower court’s summary judgment and dismissal of Leviton’s patent infringement claims. As a result of this decision, absent review by the United States Supreme Court, which the Company and counsel believe to be highly unlikely, the Company obtained a successful outcome and the entirety of the Leviton II case is now concluded.

As previously reported, on June 11, 2003, Walter Kidde Portable Equipment, Inc. (“Kidde”) filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 03cv00537), alleging that certain of the Company’s AC powered/battery backup smoke detectors infringe on a patent acquired by Kidde. The plaintiff is seeking injunctive relief and damages to be determined at trial. On March 31, 2006, following numerous procedural and substantive rulings by the judge, Kidde obtained dismissal, without prejudice, of its suit. On November 28, 2005, prior to the March 31, 2006 dismissal of the original suit, Kidde filed a second lawsuit based on virtually identical infringement allegations as the earlier case. Because, the court dismissed the first case without conditions and without prejudice, the Company has appealed the dismissal to the United States Court of Appeals for the Federal Circuit, believing that at a minimum, procedurally, conditions should have been imposed. On January 11, 2007, the appellate court heard oral arguments on the appeal. The second case is now in the preliminary pre-discovery motion stage. The Company’s substantive position and its defenses to Kidde’s claims are substantially the same between the first and second Kidde cases. The Company and its counsel believe that the Company has significant defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to the Company is not yet determinable.

As previously reported, on October 13, 2003, Maple Chase Company filed a civil suit in the United States District Court for the Northern District of Illinois (Case No. 03cv07205), against the Company, its USI Electric subsidiary, and one former and one present Illinois-based sales representative, alleging that certain of the Company's smoke detectors infringe on a patent owned by Maple Chase (US Reissue Patent No. Re: 33290). On April 11, 2005, this action was dismissed pending the outcome of a reexamination in the United States Patent and Trademark Office (USPTO). In April 2006, the USPTO rejected most of the claims in the patent. Maple Chase filed a substantive response which resulted in issuance of a further Official Action from the USPTO. After considering Maple Chase’s arguments, on September 29, 2006 the USPTO issued a further action confirming the patentability of many of the claims at issue and rejecting others. On October 30, 2006, Maple Chase filed a further response canceling the rejected claims. On December 19, 2006, the USPTO issued a formal notice of intent to issue a re-examination certificate for the Maple Chase Company patent on which a patent infringement suit was filed in 2003. It is unclear if the certificate can and will be processed by the USPTO before the patent expires on March 4, 2007. Notwithstanding this development in the re-examination, the Company remains confident of its defenses in the event that Maple Chase re-opens the action. The amount of potential loss to the Company, if any, is not yet determinable.

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 9, 2006, the Company held its Annual Meeting of Stockholders. The only matter submitted to the stockholders for a vote was the election of one director in the Class of 2009. The nominee was Ronald A. Seff, M.D. At the Meeting, at least 1,400,753 shares were voted in favor of the nominee, no more than 117,323 shares abstained, were voted against, or were voted to withhold approval of the nominee’s election (any of which has the same effect as a “no” vote). As a result, the nominee was elected.

Directors not up for re-election and continuing in office after the Meeting are: Harvey B. Grossblatt, Cary Luskin, and Howard Silverman, Ph.D.

ITEM 6. EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended , 1988, File No. 1-31747)

3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)

3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form10-Q for the period ended June 30, 2004, File No. 0-7885)

10.1	Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2003, File No. 1-31747)

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

10.4	Amendment to Factoring Agreement with CIT Group (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2002, File No. 1-31747)

10.5
Amendment to Factoring Agreement with CIT Group dated September 28, 2004 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004, File No. 1-31747)

10.6
Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117(incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 1-31747)

10.7
Amended and Restated Employment Agreement dated July 18, 2005 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2005, File No. 1-31747)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications*

99.1	Press Release dated February 14, 2007*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC. (Registrant)

Date: February 14, 2007	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

By:	/s/ James B. Huff
James B. Huff Vice President, Chief Financial Officer