Form 10-K
period 2007-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2007-07-13
CIK 102109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2007 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-31747

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	52-0898545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7-A Gwynns Mill Court Owings Mills, Maryland	21117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(410) 363-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

  None
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer ☐  Accelerated filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the American Stock Exchange Stock on September 30, 2006, was $44,099,300.

The number of shares of common stock outstanding as of June 29, 2007 was 2,479,245.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2007 Annual Meeting of Shareholders (to be filed).

UNIVERSAL SECURITY INSTRUMENTS, INC.
2007 ANNUAL REPORT ON FORM 10-K

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

In 1989 we formed a limited liability company under the laws of Hong Kong, as a joint venture with a Hong Kong-based partner to manufacture various products in the Peoples Republic of China (the “Hong Kong Joint Venture”). We currently own a 50% interest in the Hong Kong Joint Venture and are a significant customer of the Hong Kong Joint Venture (46.38% and 49.60% of its sales during fiscal 2007 and 2006 respectively), with the balance of its sales made to unrelated customers worldwide.

During the third quarter of fiscal 2007, we formed 2113824 Ontario, Inc., a wholly-owned subsidiary of the Company, under the laws of the Province of Ontario, Canada for the purpose of acquiring a majority interest in two Canadian corporations. In October 2006, 2113824 Ontario, Inc. acquired two-thirds of the issued and outstanding capital stock of International Conduits, Ltd. (Icon) and Intube, Inc. (Intube). Icon and Intube are based in Toronto, Canada and manufacture and distribute electrical mechanical tubing (EMT) steel conduit. Icon also sells home safety products, primarily purchased from USI, in the Canadian market. The primary purpose of the Icon and Intube acquisition is to expand our product offerings to include EMT steel conduit, and to provide this product and service to the commercial construction market. On April 2, 2007, Icon and Intube were amalgamated (merged) under the laws of the Province of Ontario, Canada to form one corporation. All future operations of the Canadian subsidiaries are combined under International Conduits, Ltd. (Icon).

We import all of our products from various foreign suppliers. For the fiscal year ended March 31, 2007, approximately 65.04% of our purchases were imported from the Hong Kong Joint Venture and 4.90% of our purchases were imported from our Canadian subsidiaries.

Our sales for the year ended March 31, 2007 were $35,823,575 compared to $28,894,101 for the year ended March 31, 2006, an increase of approximately 23.98%. We reported net income of $5,533,258 in fiscal 2007 compared to net income of $4,600,352 in fiscal 2006, an increase of 20.28%. Included in the fiscal 2007 results are $4,200,921 in sales and a $570,961 net loss by our newly acquired Canadian operations.

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

Safety Products

We market a line of residential smoke alarms under the trade names “USI Electric” and “UNIVERSAL” both of which are manufactured by the Hong Kong Joint Venture.

Our line of smoke alarms consists of battery, electrical and electrical with battery backup alarms. Our products contain different types of batteries with different battery lives, and some with alarm silencers. The smoke alarms marketed to the electrical distribution trade also include hearing impaired and heat alarms with a variety of additional features. We also market outdoor floodlights under the name “Lite Aide(TM),” carbon monoxide alarms, door chimes and ground fault circuit interrupter (GFCI) units.

Our wholly-owned subsidiary, USI Electric. Inc., focuses its sales and marketing efforts to maximize safety product sales, especially smoke alarms and carbon monoxide alarms manufactured by our Hong Kong Joint Venture and marketed to the electrical distribution and retail trade.

EMT Steel Conduit

Icon manufactures mechanical steel tubing at its Toronto, Canada facility. Mechanical steel tubing is used for a variety of purposes, including EMT steel conduit, steel fencing, and as a component part of various other products. In Canada, EMT steel conduit is marketed principally through Icon’s electrical distribution network to the commercial construction market. Sales of steel fencing and other mechanical steel tubing products are marketed directly by Icon’s sales force. In the United States, EMT conduit is marketed principally through the Company’s electrical distribution network to the commercial construction market.

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

Our inventory purchases are also subject to delays in delivery due to problems with shipping and docking facilities, as well as other problems associated with purchasing products abroad. Substantially all of our safety products, including products we purchase from our Hong Kong Joint Venture, are imported from the People’s Republic of China. Mechanical steel tubing manufactured for us by Icon is imported by land transport from Canada.

Sales and Marketing; Customers

We sell our products to various customers, and our total sales market can be divided generally into three categories; sales by the Company, sales by our USI Electric subsidiary, and sales by Icon.

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

The Company’s retail sales are made directly by our employees and by approximately 17 independent sales organizations who are compensated by commissions. Our agreements with these sales organizations are generally cancelable by either party upon 30 days notice. We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business. Sales which are made directly by us are effected by our officers and full-time employees, seven of whom are also engaged in sales, management and training. Sales outside the United States, are made by our officers and through exporters, and amounted to less than 5.0% of total sales in the fiscal years ended March 31, 2007 and 2006.

In recent years, no one customer amounted to 10% of our total sales. During the fourth quarter of fiscal 2007, we began selling home safety products to The Home Depot, Inc., a major national home improvement retailer, and total sales to Home Depot for fiscal 2007 represented approximately 11% of our revenues.

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

We also market our products through our own sales catalogs and brochures, which are mailed directly to trade customers, and our website. Our customers, in turn, may advertise our products in their own catalogs and brochures and in their ads in newspapers and other media. We also exhibit and sell our products at various trade shows, including the annual National Hardware Show.

Our Icon Canadian subsidiary markets its EMT conduit, other manufactured tubing products and related security products to the electrical distribution trade utilizing its internal sales force and independent representatives.

Our backlog of orders believed to be firm as of March 31, 2007 was approximately $2,219,435. Our backlog as of March 31, 2006 was approximately $2,996,000. This decrease in backlog is primarily due to a reduction in the backlog of orders we had for ground fault circuit interrupters at March 31, 2006 in advance of new regulations affecting these devices which went into effect July 28, 2006, partially offset by our addition of Icon’s backlog for mechanical tubing.

Hong Kong Joint Venture

We have a 50% interest in the Hong Kong Joint Venture which has manufacturing facilities in the People’s Republic of China, for the manufacturing of certain of our electronic and electrical products.

We believe that the Hong Kong Joint Venture arrangement will ensure a continuing source of supply for a majority of our safety products at competitive prices. During fiscal year 2007, 65.04% of our total inventory purchases were made from the Hong Kong Joint Venture. The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms. Changes in economic and political conditions in China or any other adversity to the Hong Kong Joint Venture will unfavorably affect the value of our investment in the Hong Kong Joint Venture and would have a material adverse effect on the Company’s ability to purchase products for distribution.

Our purchases from the Hong Kong Joint Venture represented approximately 46% of the Hong Kong Joint Venture’s total sales during fiscal 2007 and 50% of total sales during fiscal 2006, with the balance of the Hong Kong Joint Venture’s sales being primarily made in Europe and Australia, to unrelated customers. The Hong Kong Joint Venture’s sales to unrelated customers are $22,065,702 in fiscal 2007 and $12,506,135 in fiscal 2006. Please see Note D of the Financial Statements for a comparison of annual sales and earnings of the Hong Kong Joint Venture.

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

Competition

In fiscal year 2007, sales of safety products accounted for substantially all of our total sales. In the sale of smoke alarms, we compete in all of our markets with First Alert, Firex and Kidde Safety. In the sale of GFCI units, we compete in all our markets with Leviton Manufacturing Co., Inc., Pass & Seymour, Inc., Cooper Wiring Devices and Hubbell, Inc. All of these companies have greater financial resources and financial strength than we have. We believe that our safety products compete favorably in the market primarily on the basis of styling, features and pricing.

The safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Employees

As of March 31, 2007, including the employees or our consolidated Canadian subsidiaries, we had 34 employees, 16 of whom are engaged in administration and sales, and the balance of whom are engaged in product development, manufacturing and servicing. Our employees are not unionized, and we believe that our relations with our employees are satisfactory.

ITEM 1A. RISK FACTORS

An investment in our Common Stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect the Company are described below. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations.

Risk Factors Relating To Our Business Generally

Our success depends to a very large degree on our relationship with and the success of our Hong Kong Joint Venture.

During fiscal year 2007, 65.04% of our total inventory purchases were made from the Hong Kong Joint Venture. The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms, and we are currently pursuing the development of additional products to be manufactured by the Hong Kong Joint Venture. Our purchases from the Hong Kong Joint Venture represented approximately 46.38% of the Hong Kong Joint Venture’s total sales during fiscal 2007, with the balance of the Hong Kong Joint Venture’s sales being primarily made in Europe and Australia to unrelated customers. If the Hong Kong Joint Venture does not maintain profitability, our profitability will be adversely affected.

In addition, adverse changes in our relationship with our Hong Kong Joint Venture partners would unfavorably affect the value of our investment in the Hong Kong Joint Venture and could have a material adverse effect on our ability to purchase products for distribution.

Our reliance on the Hong Kong Joint Venture exposes us to uncertainties and risks from abroad which could negatively affect our operations and sales.

Our relationship with the Hong Kong Joint Venture and our and the Hong Kong Joint Venture’s sales in other countries expose us to particular risks. The following are among the risks that could negatively affect our imports and our and the Hong Kong Joint Venture’s sales in foreign markets:

•	new restrictions on access to markets,

•	currency devaluation,

•	new tariffs,

•	adverse changes in monetary and/or tax policies,

•	inflation, and

•	governmental instability.

Should any of these risks occur, the value of our investment in the Hong Kong Joint Venture could be reduced and our results of operations could be negatively impacted.

The lack of availability of inventory could adversely affect our financial results.

We source inventory primarily from our Hong Kong Joint Venture, which has manufacturing facilities in the People’s Republic of China. Our purchases of inventory are subject to being affected by a number of factors, namely, production capacity, labor unrest and untimely deliveries. Changes in economic and political conditions in China or any other adversity to the Hong Kong Joint Venture will unfavorably affect the value of our investment in the Hong Kong Joint Venture and could have a material adverse effect on the our ability to purchase products for distribution.

Our Hong Kong Joint Venture is subject to political and economic factors unique to China.

The Chinese government has been reforming the Chinese economic system. In recent years, the government has also begun reforming the government structure. These reforms have resulted in significant economic growth and social progress. Although the majority of the production assets in China are still state-owned, economic reform policies have emphasized autonomous enterprises and the utilization of market mechanisms. Our Hong Kong Joint Venture currently expects that the Chinese government will continue its reform by further reducing governmental intervention in business enterprises and allowing market mechanisms to allocate resources. Any adverse changes in political, economic or social conditions in China could have a material adverse effect on the Hong Kong Joint Venture’s operations and our financial results, as well as our ability to purchase products manufactured by the Hong Kong Joint Venture.

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

Our newly acquired Canadian mechanical steel tubing subsidiary will need to increase production to be profitable.

Icon’s production of EMT conduit for the six month period ended March 31, 2007 did not produce sufficient income to cover operating expenses. If we are unable to increase production and sales of EMT conduit, our Canadian subsidiary will continue to generate losses.

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

In fiscal year 2007, our sales of safety products accounted for 85.06% of our sales. Many of our competitors have greater financial resources and financial strength than we have. Some of our competitors may be willing to reduce prices and accept lower profit margins to compete with us. While we believe that our safety products compete favorably with other such products in the market, primarily on the basis of styling, features, and pricing, the safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances. As a result of this competition, we could lose market share and suffer losses, which could have a material adverse effect on our future financial performance.

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

We market our products nationally to retailers, including wholesale distributors, chain, discount, and home center stores, catalog and mail order companies and to other distributors. Overall consumer confidence, consumer credit availability, recessionary trends, housing starts and prices, mortgage rates, and consumers’ disposable income and spending levels directly impact our sales. Negative trends, whether national or regional in nature, in any of these economic conditions could adversely affect our financial results.

Our products must meet specified quality and safety standards to enter and stay on the market.

Our products must meet US. and various international standards before they are sold. For example, in the United States, our products must be certified by Underwriters Laboratories (UL) and similar certifications must be obtained in each country where we compete for market share. If our manufacturers’ products or manufacturing facilities (including those of the Hong Kong Joint Venture and Icon) fail to pass periodic inspections, the approval certificates for the relevant products may be suspended until corrections are made. Loss of UL or other independent certifications could have a material adverse affect on our sales and financial results.

Our products expose us to the potential of product liability claims.

All of our products are manufactured by the Hong Kong Joint Venture, Icon, or others. Nevertheless, we could be named as a defendant in an action arising from damages suffered as a result of one of our products. While we carry products liability insurance, to the extent we are found liable for damages for which we are uninsured, our profitability may be adversely affected. Any suit, even if not meritorious or if covered by an indemnification obligation, could result in the expenditure of a significant amount of our financial and managerial resources and could create significant negative publicity for us and our products.

We may be unable to successfully execute our merchandising and marketing strategic initiatives.

Our wholly-owned subsidiary, USI Electric focuses its sales and marketing efforts and initiatives to maximize safety product sales, especially smoke alarms and carbon monoxide alarms manufactured by our Hong Kong Joint Venture and marketed to the electrical distribution and retail trade. Our majority-owned subsidiary, Icon, focuses its marketing efforts and initiatives to maximize its manufactured mechanical tubing sales. If we fail to successfully execute these initiatives, our business could be adversely affected.

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

We have not declared or paid cash dividends on our common stock in over 21 years and do not intend to pay cash dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of our board of directors.

The exercise of outstanding options will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of our common stock underlying such options may adversely affect prevailing market prices for our common stock.

As of March 31, 2007, there are outstanding options to purchase an aggregate of 102,441 shares of our common stock at per share exercise prices ranging from $7.68 to $16.09. The exercise of such outstanding options would dilute the percentage ownership of our existing stockholders, and any sales in the public market of shares of our common stock underlying such options may adversely affect prevailing market prices for our common stock.

It may be difficult for a third party to acquire us, which could affect our stock price.

Our charter and Bylaws contain certain anti-takeover provisions pursuant to the Maryland General Corporation Law. This means that we may be a less attractive target to a potential acquirer who otherwise may be willing to pay a premium for our common stock above its market price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Effective December 1999, we entered into an operating lease for a 9,000 square foot office and warehouse located in Baltimore County, Maryland. This lease is due to expire October 2008. The current rental, with common area maintenance, approximates $5,835 per month during the current fiscal year, with increasing rentals at 3% per year.

Effective March 2003, we entered into an operating lease for an approximately 2,600 square foot office in Naperville, Illinois. This lease expires in February 2009 and is subject to increasing rentals at 3% per year. The monthly rental, with common area maintenance, approximates $3,089 per month during the current fiscal year.

The Hong Kong Joint Venture currently operates an approximately 100,000 square foot manufacturing facility in the Guangdong province of Southern China and a 250,000 square-foot manufacturing facility in the Fujian province of Southern China.

Icon operates a 40,000 square foot office and manufacturing facility in Toronto, Canada. The initial lease expires in January 2010 and has two, three-year renewal options. The current rental with common area maintenance, approximates $19,560 per month during the current fiscal year, with increasing rentals at 3.7% per year,

The Company believes that its current facilities, and those of Icon and the Hong Kong Joint Venture, are currently suitable and adequate.

ITEM 3. LEGAL PROCEEDINGS

On June 10, 2003, Leviton Manufacturing Co., Inc. (“Leviton”) filed a civil suit against the Company and its USI Electric subsidiary in the United States District Court for the District of Maryland (Case No. 03cv1701), alleging that the Company’s GFCI units infringe one or more of Leviton’s six patents for reset lockout technology related to but not required by UL Standard 943 for GFCI units, effective January 2003. Leviton also asserted trade dress and unfair competition claims. In May 2006, Leviton and the Company settled the trade dress/deceptive trade practice claims of the action, all subject to a confidentiality agreement. The settlement did not cover the patent infringement claims. In January 2006, the Company was granted summary judgment on the infringement claims and Leviton appealed that judgment and dismissal. On January 10, 2007, the United States Court of Appeals for the Federal Circuit issued a decision affirming the lower court’s summary judgment and dismissal of Leviton’s patent infringement claims. As a result of this decision, the Company obtained a successful outcome and the entirety of this suit by Leviton is now concluded.

On March 31, 2005, Leviton filed another lawsuit (Case No. 05cv0889) in the United States District Court for the District of Maryland against the Company. In this suit, Leviton alleges that the Company’s GFCI units infringe on US Patent 6,864,766. The Company has filed a counterclaim against Leviton and the case has been consolidated with a declaratory judgment action filed by the GFCI manufacturer, Shanghai Meihao Electric, Inc. Discovery is now concluded. The Company believes that it has strong defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to the Company is not determinable at this time.

On June 11, 2003, Walter Kidde Portable Equipment, Inc. (“Kidde”) filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 03cv00537), alleging that certain of the Company’s AC powered/battery backup smoke detectors infringe on a patent acquired by Kidde. Kidde is seeking injunctive relief and damages to be determined at trial. On March 31, 2006, following numerous procedural and substantive rulings which the Company believes were favorable to the Company, Kidde obtained dismissal, without prejudice, of its suit. On November 28, 2005, prior to the March 31, 2006 dismissal of the original suit, Kidde filed a second lawsuit based on virtually identical infringement allegations as the earlier case. Because, the court dismissed the first case without conditions and without prejudice, the Company has appealed the dismissal to the United States Court of Appeals for the Federal Circuit, believing that at a minimum, procedurally, conditions should have been imposed. On March 2, 2007, the appellate court affirmed the lower court’s dismissal of the first case, and the second case is now in the preliminary stages. Although some aspects of the case are more complicated, the Company’s substantive position and its defenses to Kidde’s claims on most issues are substantially the same as the first Kidde case. The Company and its counsel believe that the Company has significant defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to the Company is not yet determinable.

On October 13, 2003, Maple Chase Company filed a civil suit in the United States District Court for the Northern District of Illinois (Case No. 03cv07205), against the Company, its USI Electric subsidiary, and one former and one present Illinois-based sales representative, alleging that certain of the Company's smoke detectors infringe on a patent owned by Maple Chase (US Reissue Patent No. Re: 33290). On April 11, 2005, this action was dismissed pending the outcome of a reexamination in the United States Patent and Trademark Office (USPTO). In April 2006, the USPTO rejected most of the claims in the patent. Maple Chase filed a substantive response which resulted in issuance of a further Official Action from the USPTO. After considering Maple Chase’s arguments, on September 29, 2006 the USPTO issued a further action confirming the patentability of many of the claims at issue and rejecting others. On October 30, 2006, Maple Chase filed a further response canceling the rejected claims. On December 19, 2006, the USPTO issued a formal notice of intent to issue a re-examination certificate for the Maple Chase Company patent on which the patent infringement suit was filed. In March 2007, the full term of the patent was reached and no Re-examination Certificate has been issued by the USPTO. Under the U.S. patent laws, a patent owner may still sue for damages for up to six years following expiration of a patent but may recover damages only for the period between six years prior to filing the suit and the date of the patent expiration. Therefore, Maple Chase may still file suit for damages and the amount of potential loss to the Company, if any, is not yet determinable but declining daily. The Company believes that it has meritorious and substantial technical defenses to any action that might be filed against it by Maple Chase. The Company also believes that it is entitled to a number of legal and equitable defenses due to the long period of inaction and acquiescence by Maple Chase (and its predecessors).

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders during the quarter ended March 31, 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS
Harvey B. Grossblatt	60	President, Chief Operating Officer and Chief Executive Officer
James B. Huff	55	Chief Financial Officer, Secretary and Treasurer

HARVEY B. GROSSBLATT has been a director of the Company since 1996. He served as Chief Financial Officer from October 1983 through August 2004, Secretary and Treasurer of the Company from September 1988 through August 2004, and Chief Operating Officer from April 2003 through August 2004. Mr. Grossblatt was appointed Chief Executive Officer in August 2004.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock, $.01 par value (the “Common Stock”) trades on the American Stock Exchange under the symbol UUU.

As of June 20, 2007, there were 196 record holders of the Common Stock. The closing price for the Common Stock on that date was $32.00. We have not paid any cash dividends on our common stock, and it is our present intention to retain all earnings for use in future operations.

The following table sets forth the high and low prices for the Common Stock for each full quarterly period during the fiscal years indicated. All share and per share amounts included in the following financial data have been retroactively adjusted to reflect the 4-for-3 stock dividend paid on October 16, 2006 to shareholders of record on September 25, 2006.

Fiscal Year Ended March 31, 2007
First Quarter	High	$24.45
	Low	$17.75

Second Quarter	High	$26.93
	Low	$20.97

Third Quarter	High	$30.25
	Low	$20.47

Fourth Quarter	High	$35.04
	Low	$25.80

Fiscal Year Ended March 31, 2006
First Quarter	High	$14.63
	Low	$9.00

Second Quarter	High	$14.63
	Low	$11.25

Third Quarter	High	$14.25
	Low	$12.01

Fourth Quarter	High	$18.12
	Low	$12.34

Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s Shares for the period March 31, 2002 through March 31, 2007 with the cumulative total return for the same period for the NASDAQ Composite Index and the Dow Jones Wilshire SmallCap Index. Dividend reinvestment has been assumed.

Total Return Analysis
	3/31/2002	3/31/2003	3/31/2004	3/31/2005	3/31/2006	3/31/2007
Universal Security Instruments, Inc.	$100.00	$230.00	$462.16	$552.07	$785.59	$1,650.45
Nasdaq Composite	$100.00	$72.11	$109.76	$111.26	$132.74	$139.65
Dow Jones Wilshire SmallCap	$100.00	$75.37	$124.70	$134.62	$169.50	$182.73

Source: Research Data Group, Inc

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The Statement of Operations data and the Balance Sheet data for the years ended, and as at, March 31, 2003, 2004, 2005, 2006 and 2007 and are derived from our audited consolidated financial statements. All share and per share amounts included in the following financial data have been retroactively adjusted to reflect the 4-for-3 stock dividend paid on October 16, 2006 to shareholders of record on September 25, 2006.

	Year Ended March 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Net sales	$35,823,575	$28,894,101	$23,465,443	$17,201,116	$15,953,883
Income before equity in earnings of Hong Kong Joint Venture and income taxes	3,008,597	2,394,258	765,742	429,716	279,615
Net income	5,533,258	4,600,352	3,417,854	2,571,026	2,400,318
Per common share:
Net income					-
Basic	2.31	2.06	1.60	1.27	1.25
Diluted	2.23	1.89	1.46	1.12	1.15
Weighted average number of common shares outstanding
Basic	2,398,284	2,228,908	2,136,599	2,022,461	1,924,585
Diluted	2,484,606	2,432,705	2,352,632	2,300,275	2,082,327

Balance Sheet Data:
Total assets	36,195,468	20,358,603	16,049,948	11,098,916	8,382,043
Long-term debt (non-current)	168,062	-	-	-	7,224
Working capital (1)	10,177,983	9,911,628	6,317,231	4,200,170	2,377,688
Current ratio (1)	1.90:1	4.60:1	3.00:1	3.21:1	2.26:1
Shareholders’ equity	24,671,881	17,606,569	12,897,668	9,198,273	6,493,415

(1)	Working capital is computed as the excess of current assets over current liabilities. The current ratio is calculated by dividing current assets by current liabilities.

Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for fiscal years 2007 and 2006 are summarized as follows:

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
2007
Net sales	$8,038,437	$8,018,088	$8,620,893	$11,146,157
Gross profit	2,780,517	2,607,922	2,795,342	2,492,889
Net income	1,577,468	1,416,204	1,712,883	826,703
Net income per share - basic	0.68	0.59	0.70	0.34
Net income per share - diluted	0.62	0.57	0.70	0.34

2006
Net sales	$6,923,810	$7,119,100	$7,353,597	$7,497,594
Gross profit	2,048,954	2,278,838	2,549,300	2,580,060
Net income	889,770	1,162,695	1,456,809	1,091,078
Net income per share - basic	0.40	0.52	0.65	0.49
Net income per share - diluted	0.37	0.48	0.60	0.44

Net income per share - diluted as stated above for the quarters ended December 31, 2006 and March 31, 2007 are $0.02 and $0.01,
respectively, more than the amounts reported in the Company's Quarterly Reports on Form10-Q for the respective periods.  This change in net income per share - diluted is as a result of implementation by the Company of FAS 123R.

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

General

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50% owned Hong Kong Joint Venture. In the third quarter of fiscal 2007, we expanded our business with the acquisition of our Canadian EMT conduit subsidiary. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2007, 2006 and 2005 relate to the operational results of the Company and its consolidated subsidiaries only (including our new Canadian EMT conduit business), and includes the Company’s equity share of earnings in the Hong Kong Joint Venture. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Hong Kong Joint Venture.”

Comparison of Results of Operations for the Years Ended March 31, 2007, 2006 and 2005

Sales. In fiscal year 2007, our net sales increased by $6,929,474 (23.98%), from $28,894,101 in fiscal 2006 to $35,823,575 in fiscal 2007. Sales to the electrical distribution trade through our USI Electric subsidiary decreased to $19,916,690, principally due to decreased volume from the U.S. residential construction trade (from approximately $21,260,000 in 2006). The Company increased its sales to retail and wholesale customers in the fiscal year ended March 31, 2007 to $11,705,964 from $7,634,030 at March 31, 2006, principally as a result of sales to a national home improvement retailer. Consolidated net sales include net sales of our Canadian subsidiary of $4,200,921.

In fiscal year 2006, sales increased by $5,428,658 (23.1%) from $23,465,443 in fiscal 2005 to $28,894,101 in fiscal 2006. Our focus on marketing to the electrical distribution trade through our USI Electric subsidiary accounted for approximately $4,780,000 of the increased 2006 sales, principally due to increased volume (from approximately $16,480,000 in 2005 to approximately $21,260,000 in 2006). The Company also increased its sales to retail and wholesale customers in the fiscal year ended March 31, 2006.

Gross Profit. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin for the fiscal year ended March 31, 2007 was 29.80% compared to 32.73% and 31.19% in fiscal 2006 and 2005, respectively. The decrease in 2007 gross margins is attributed to lower gross margins on retail sales and to lower gross profit realized by our Canadian operations, as further explained below. The increase in gross margin in the fiscal year ended March 31, 2006 over 2005 reflects variations in the mix of products sold and is a function of higher sales, since certain fixed costs do not increase at the same rate as sales.

Our U.S. operations’ gross profit margin for the fiscal year ended March 31, 2007 is 33.01% compared to 32.73% and 31.19% for fiscal for fiscal 2006 and 2005, respectively. The decrease in 2007 gross margin for our U.S. operations is attributed primarily to reduced margins on increased retail sales, and the increase in 2006 gross margin over 2005 reflects variations in the mix of products sold and is a function of higher sales.

Our Canadian operations’ gross profit margin for the six months ended March 31, 2007 is 5.63%. We believe that these low margins are attributable to certain high costs and low productivity. Since these high costs will not increase at the same rate as sales, we have initiated steps to increase Icon’s productivity and sales which we believe will have a significant positive impact on the Canadian operations’ gross profit margin and results of operations.

Expenses. Selling, general and administrative expenses for fiscal 2007 increased by $513,781 (7.58%), from $6,776,688 in fiscal 2006 to $7,290,469 in fiscal 2007. As a percentage of net sales, these expenses decreased to 20.35% for the fiscal year ended March 31, 2007 from 23.45% for the fiscal year ended March 31, 2006. The decrease in selling, general and administrative expense as a percent of sales is attributable to costs that do not increase proportionately with the higher sales volume and a reduction in legal expenses from the 2006 period. With respect to the $513,781 fiscal 2007 increase in dollars spent on selling, general and administrative expenses, our legal expenses in fiscal 2007 decreased by $484,145, due solely to decreased activity on matters before the court, from $822,477 in fiscal 2006 to $338,332 in fiscal 2007. The reduction in legal expense was partially offset by a fiscal 2007 increase of $407,635 in salaries, wages and employee benefits. Approximately $743,860 of our fiscal 2007 expenses represent the selling, general and administrative expenses of our Canadian EMT conduit operations for the period from acquisition of October 2006 to March 31, 2007.

Selling, general and administrative expenses for fiscal 2006 increased by $585,663 (9.45%) from $6,191,025 in fiscal 2005 to $6,776,688 in fiscal 2006. As a percentage of net sales, these expenses decreased to 23.45% for the fiscal year ended March 31, 2006 from 26.38% for the fiscal year ended March 31, 2005. The decrease in selling, general and administrative expense as a percent of sales is attributable to costs that do not increase proportionately with the higher sales volume and a reduction in legal expenses from the 2005 period. Our legal expenses decreased by $259,876 in 2006 to $822,477 from $1,082,353 in fiscal 2005. The reduction in legal expense was partially offset by an increase of $718,216 in commissions and freight charges; the account classification which was the most significant factor in this dollar increase, due to our higher 2006 sales volume. Commissions and freight charges, as a percentage of sales, while consistent with commission and freight charges of the prior year, vary directly with sales volume.

Interest Income and Expense. Interest expense for fiscal 2007 increased to $73,517 from $48,999 in fiscal 2006 primarily due to increased borrowing. Interest expense for fiscal 2006 decreased to $48,999 from $85,521 in fiscal 2005 primarily due to less borrowing. The majority of the Company’s cash balances are maintained on deposit with the Company’s factor and earn interest at the factor’s prime rate of interest minus 3%. During the fiscal year ended March 31, 2007, the Company earned interest of $22,023 on these deposits and $9,668 on these deposits for the year ended March 31, 2006.

Income Taxes. During the fiscal year ended 2007, the Company offset the payment of taxes on $3,265,940 of taxable income with the difference between the option price and the exercise price recognized as an employment expense for federal income tax purposes related to employee stock options. For book purposes, this benefit has been treated as an addition to paid-in capital. In addition, the Company offset a portion of its federal taxes of approximately $731,395 with foreign tax credits available as a result of foreign taxes paid on the repatriated earnings of the Hong Kong Joint Venture. The Company has a foreign tax credit carryforward of $190,887 available to offset future taxes at March 31, 2007. After application of the deductions and credits identified above, the Company has a net tax liability for federal and state income tax purposes of approximately $337,000. The deductions and the income tax credits for foreign income taxes paid resulted in an effective income tax rate of approximately 19.28% for the fiscal year ended March 31, 2007.

During the fiscal year ended 2006, the Company offset $2,151,593 of taxable income by utilizing the remainder of its net operating loss carryforward deduction. In addition, the Company offset federal taxes of approximately $115,000 with foreign tax credits available as a result of foreign taxes paid on the repatriated earnings of the Hong Kong Joint Venture. At March 31, 2006, the Company has no remaining net operating loss carryforwards available to offset future U.S. federal taxable income, and the valuation allowance previously established to offset tax benefits associated with our net operating loss carryforwards and other deferred tax assets was fully utilized. The Company recognized an income tax benefit of $96,500 and $281,137 for fiscal year 2006 and 2005, respectively.

Net Income. We reported net income of $5,533,258 for fiscal year 2007 compared to a net income of $4,600,352 for fiscal year 2006, a $932,906 (20.28%) increase. This increase in net income resulted from increased income of our Hong Kong Joint Venture, partially offset by higher selling, general and administrative expenses as described above, and the income tax effects described above. Net income also was impacted by a net loss from our Canadian subsidiary of $570,961. Although no assurances can be given, management believes that actions which Icon is now taking to increase capacity, together with sales efforts by Icon and the Company, will have a positive impact on Icon’s financial results in future periods.

We reported net income of $4,600,352 for fiscal year 2006 compared to a net income of $3,417,854 for fiscal year 2005, a $1,182,498 (34.60%) increase. This increase in net income resulted from both higher Hong Kong Joint Venture earnings and higher gross profit, partially offset by higher selling, general and administrative expenses as described above.

Financial Condition, Liquidity and Capital Resources

Our cash needs are currently met by funds generated from operations and from our Factoring Agreement with CIT Group, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum we may borrow under this Agreement is $7,500,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, at March 31, 2007, our maximum borrowing availability under this Agreement is $6,751,563. Any outstanding principal balance under this Agreement is payable upon demand. The interest rate on the Factoring Agreement, on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by the factor which, as of March 31, 2007, was 8.25%. Any borrowings are collateralized by all our accounts receivable and inventory. During the year ended March 31, 2007, working capital (computed as the excess of current assets over current liabilities) increased by $266,355, from $9,911,628 on March 31, 2006, to $10,177,983 on March 31, 2007.

Subsequent to our fiscal year end, on June 22, 2007 we entered into an Amended and Restated Factoring Agreement with CIT Group/Commercial Services, Inc. At the same time, our Icon Canadian subsidiary entered into a financing facility with CIT Financial Ltd., as described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2007.

Our operating activities used cash of $3,169,647 for the year ended March 31, 2007. For the fiscal year ended March 31, 2006, operating activities provided cash of $1,776,297. This decrease of $4,945,944 was primarily due to increases in accounts receivable, inventory and prepaid expenses generated by U.S. operations associated with sales to a national home improvement retailer and associated with the Canadian operations, and to the earnings of our Hong Kong Joint Venture. These decreases were partially offset by increases in accounts payable and accrued expenses associated with the Canadian operations.

Our investing activities used cash of $1,139,562 during fiscal 2007 and provided cash of $1,091,358 during fiscal 2006. This decrease resulted primarily from our acquisition of the Canadian operations and our subsequent purchases of machinery and equipment to be utilized in the Canadian operations, partially offset by distributions from the Hong Kong Joint Venture. During 2007, as in prior years, the Company offset a portion of its distributions from the Hong Kong Joint Venture with amounts due by the Company to the Hong Kong Joint Venture for the purchase of safety products. The Company offset $250,000 during fiscal 2007 and $458,940 during fiscal 2005 of trade amounts due by it to the Hong Kong Joint Venture in lieu of cash distributions. The Company discloses these payments as a non-cash transaction in its statement of cash flows.

Financing activities in 2007 provided the Company with cash of $1,566,188. Borrowings of $2,254,966 from our factor provided a portion of the cash used to repay $2,333,036 of debt acquired in the acquisition of the Canadian subsidiaries. Our net debt repayment was offset by cash provided from the issuance of common stock from the exercise of employee stock options of $585,658 and the tax benefit associated with the deduction of employment expense related thereto. Financing activities in 2006 provided cash of $98,549 which was primarily from the exercise of employee stock options.

Hong Kong Joint Venture

The financial statements of the Hong Kong Joint Venture are included in this Form 10-K beginning on page JV-1. The reader should refer to these financial statements for additional information. There are no material Hong Kong - US GAAP differences in the Hong Kong Joint Venture’s accounting policies.

In fiscal year 2007, sales of the Hong Kong Joint Venture were $41,151,055 compared to $24,811,790 and $25,899,630 in fiscal years 2006 and 2005, respectively. The increase in sales for 2007 was primarily due to increased sales to non-affiliated customers. The decrease in sales for the 2006 period from the 2005 period was primarily due to lower sales to unrelated third parties, partially offset by higher sales to the Company.

Net income was $8,377,365 for fiscal year 2007 compared to net income of $4,160,935 and $5,005,886 in fiscal years 2006 and 2005, respectively. The increase in the current fiscal year is primarily due to increased sales volume. Net income for the fiscal year ended March 31, 2006 was decreased by the establishment of a reserve of approximately $535,000 for previously capitalized costs associated with the Hong Kong Joint Venture’s application for listing on the Hong Kong Stock Exchange during the fourth quarter and for the fiscal year ended March 31, 2006. The increase in income for the year ended March 31, 2006 was due primarily to price increases initiated during the year.

Gross margins of the Hong Kong Joint Venture for fiscal 2007 decreased to 33.42% from 34.69% in the prior fiscal year. The primary reason for this decrease was due to variation in product mix. At March 31, 2006, the Hong Kong Joint Venture’s gross margin increased to 34.69% from 33.55% at March 31, 2005. The primary reason for this increase was higher gross margins attributed to price increases initiated during the year.

Selling, general and administrative expenses of the Hong Kong Joint Venture were $4,789,424, $4,269,714 and $3,495,678 for fiscal years 2007, 2006 and 2005, respectively. As a percentage of sales, these expenses were 12%, 17% and 13% for fiscal years 2007, 2006 and 2005, respectively. The increase in dollars of selling, general and administrative expenses for the year ended March 31, 2006 was due to higher costs, increased legal expense and the expensing of approximately $535,000 of costs previously capitalized associated with the Hong Kong Joint Venture’s application for listing on the Hong Kong Stock Exchange.

Interest expense net of interest income was $52,181 for fiscal year 2007, compared to $34,130 and $30,666 in fiscal years 2006 and 2005, respectively. The increase in interest expense net of interest income for 2007 was due to a decrease in investments. The increase from 2005 to 2006 is due to variations in the amount of investments in bonds during that fiscal period.

Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During fiscal year 2007, working capital increased by $5,558,281 from $1,826,756 on March 31, 2006 to $7,385,037 on March 31, 2007.

Contractual Obligations and Commitments

The following table presents, as of March 31, 2007, our significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in Note F to the consolidated financial statements.

	Payment due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating lease obligations	$765,737	$312,830	$452,907	$-	$-
Capital lease obligations	269,737	101,675	146,621	21,441	-
Notes payable	231,625	231,625	-	-	-
Note payable - factor	2,254,966	2,254,966	-	-	-
	$3,522,065	$2,901,096	$599,528	$21,441	$-

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

Our revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. We established allowances to cover anticipated doubtful accounts and sales returns based upon historical experience.

Inventories are valued at the lower of market or cost. Cost is determined on the first-in first-out method. We have recorded a reserve for obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management reviews the reserve quarterly.

We currently have a foreign tax credit carryforward and deferred tax assets resulting from deductible temporary differences, which will reduce taxable income in future periods. We had previously provided a valuation allowance on the deferred tax assets associated with the future tax benefits such as foreign tax credits, foreign net operating losses, capital losses and net operating losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses and losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of management’s assessment, the allowance previously provided to offset tax benefits associated with net operating loss carryforwards and other deferred tax assets at March 31, 2007 has been reduced to zero.

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

Recently Issued Accounting Pronouncements

In May 2006, the FASB issued Statement 154, Accounting for Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and Statement 3, Reporting Accounting Changes in Interim Financial Statements, and provides guidance on the accounting for and reporting of accounting changes and error corrections. Statement 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, Statement 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006. The Company will adopt Statement 154 beginning April 1, 2007 and does not foresee any changes to its financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements: In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice regarding how public companies quantity financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement discloses, SAB 108 must be applied to annual financial statements for their first fiscal year ended after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial condition or results of operations.

Fair Value Measurements: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that the implementation of SFAS 157 will have on its results of operations or financial condition.

Accounting for Uncertainty in Income Taxes: In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognizes in its financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently reviewing the impact of adopting the provisions of FIN 48.

The Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS No. 159 on the Company’s financial position and results of operations has not been finalized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal financial instrument is our Factoring Agreement which provides for interest at the factor’s prime rate (8.25% at March 31, 2007). We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by us under our Factoring Agreement. A significant rise in the prime rate could materially adversely affect our business, financial condition and results of operations. At March 31, 2007 and during the fiscal year then ended, we had $2,254,966 principal outstanding under the facility. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are included in the Company’s Consolidated Financial Statements and set forth in the pages indicated in Item 15(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and believe that the system is effective. During the third quarter of fiscal 2007, we acquired Icon and Intube. Management is assessing the system of internal controls at the acquired subsidiaries. Our internal control over financial reporting during the most recent fiscal year has not been materially affected, or are reasonably likely to be materially affected.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections captioned “Director Compensation” and “Executive Compensation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership is incorporated herein by reference to the sections captioned “Beneficial Ownership” and “Information Regarding Share Ownership of Management” in the Proxy Statement. Information required by this item regarding our equity compensation plans is incorporated herein by reference to the Section entitled “Executive Compensation” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections captioned “Transactions with Management”, if any, and “Election of Directors” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Independent Registered Public Accountants” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements.

(a) 2. Financial Statement Schedules.

Schedule II - Valuation of Qualifying Accounts S-1

(a) 3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)

3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)

3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 13, 2007, file No. 1-31747)

10.1	Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 1-31747)

10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)

10.3
Amended Factoring Agreement with CIT Group (successor to Congress Talcott, Inc.) dated November 14, 1999 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)

10.4	Amendment to Factoring Agreement with CIT Group (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2006, File No. 1-31747)

10.5
Amendment to Factoring Agreement with CIT Group dated September 28, 2004 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 1-31747)

10.6
Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)

10.7
Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)

10.8
Credit Agreement between International Conduits Ltd. (“Icon”) and CIT Financial Ltd. (“CIT Canada”), dated June 22, 2007 (“CIT Canada Credit Agreement”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)

10.9
General Security Agreement between CIT Canada and Icon, dated June 22, 2007, with respect to the obligations of Icon under the CIT Canada Credit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)

10.10
Guaranty made by the Registrant and USI Electric, Inc., in favor of CIT Canada, dated June 22, 2007, with respect to the obligations of Icon under the CIT Canada Credit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)

10.11
Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 1-31747)

10.12
Amended and Restated Employment Agreement dated July 18, 2006 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 1-31747)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, File No. 1-31747)

21	Subsidiaries of the Registrant*

23.1	Consent of Grant Thornton LLP*

23.2	Consent of Grant Thornton LLP (Hong Kong)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications*

99.1	Press Release dated July 12, 2007*

*Filed herewith

(c) Financial Statements Required by Regulation S-X.

Separate financial statements of the Hong Kong Joint Venture
Independent Auditors’ Report	JV-1
Report of Independent Registered Public Accounting Firm	JV-2
Consolidated Income Statement	JV-3
Consolidated Balance Sheet	JV-4
Balance Sheet	JV-5
Consolidated Statement of Changes in Equity	JV-6
Consolidated Cash Flow Statement	JV-7
Notes to Financial Statements	JV-8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.

July 12, 2007	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey B. Grossblatt Harvey B. Grossblatt	President, Chief Executive Officer and Director	July 12, 2007

/s/ James B. Huff James B. Huff	Chief Financial Officer	July 12, 2007

/s/ Cary Luskin Cary Luskin	Director	July 12, 2007

/s/ Ronald A. Seff Ronald A. Seff	Director	July 12, 2007

/s/ Howard Silverman Howard Silverman, Ph.D.	Director	July 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Universal Security Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. and subsidiaries (the Company) as of March 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Security Instruments, Inc. and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Baltimore, Maryland
July 11, 2007

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$240,545	$3,015,491
Accounts receivable:
Trade less allowance for doubtful accounts of $15,000 at March 31, 2007 and 2006	2,555,895	1,106,435
Employees	22,073	23,656
	2,577,968	1,130,091
Amount due from factor	7,158,597	4,259,131
Inventories, net of allowance for obsolete inventory of $40,000 at March 31, 2007 and 2006	11,318,734	4,062,086
Prepaid expenses	237,666	196,863

TOTAL CURRENT ASSETS	21,533,510	12,663,662

DEFERRED TAX ASSET	808,566	476,384

INVESTMENT IN HONG KONG JOINT VENTURE	9,072,284	7,140,859

PROPERTY AND EQUIPMENT - NET	3,030,060	62,212

GOODWILL	1,732,562	-

OTHER ASSETS	18,486	15,486

TOTAL ASSETS	$36,195,468	$20,358,603

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable - factor	$2,254,966	$-
Notes payable - other	231,625	-
Current portion of lease obligation	74,394	-
Accounts payable	6,777,283	1,604,845
Accrued liabilities:
Litigation reserve	703,193	556,787
Payroll and employee benefits	622,083	243,197
Commissions and other	691,981	347,205

TOTAL CURRENT LIABILITIES	11,355,525	2,752,034

LONG-TERM OBLIGATIONS
Long-term portion of lease obligation	168,062	-

COMMITMENTS AND CONTINGENCIES	-	-

Minority Interest	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding 2,475,612 and 2,258,409 shares at March 31, 2007 and March 31, 2006, respectively	24,756	22,584
Additional paid-in capital	13,214,025	11,571,939
Retained earnings	11,545,304	6,012,046
Other comprehensive loss	(112,204)	-
TOTAL SHAREHOLDERS’ EQUITY	24,671,881	17,606,569
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,195,468	$20,358,603

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended March 31
	2007	2006	2005

Net sales	$35,823,575	$28,894,101	$23,465,443
Cost of goods sold	25,146,905	19,436,949	16,145,615

GROSS PROFIT	10,676,670	9,457,152	7,319,828

Research and development expense	296,534	246,875	277,540
Selling, general and administrative expense	7,290,469	6,776,688	6,191,025
Loss on foreign currency transactions	29,576	-	-

Operating income	3,060,091	2,433,589	851,263

Other income (expense):
Interest expense	(73,517)	(48,999)	(85,521)
Interest income	22,023	9,668	-
	(51,494)	(39,331)	(85,521)

INCOME BEFORE EQUITY IN EARNINGS OF AFFILIATES	3,008,597	2,394,258	765,742

Equity in earnings of Hong Kong Joint Venture	3,845,960	2,109,594	2,370,975

Net income before income taxes and minority interest	6,854,557	4,503,852	3,136,717

Minority interest	-	-	-

Provision for income tax expense (benefit)	1,321,299	(96,500)	(281,137)

NET INCOME	$5,533,258	$4,600,352	$3,417,854

Net income per share:
Basic	$2.31	$2.06	$1.60
Diluted	$2.23	$1.89	$1.45
Shares used in computing net income per share:
Basic	2,398,284	2,228,908	2,136,599
Diluted	2,484,606	2,432,705	2,352,632

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income	Total

Balance at March 31, 2004	2,070,528	$20,705	$11,183,393	($2,005,825)	-	$9,198,273

Fractional shares unissued from 4-for-3 split	(173)	(2)	-	-	-	(2)

Issuance of common stock from the exercise of employee stock options	132,375	1,324	270,551	(332)	-	271,543

Stock issued in lieu of directors’ fees	1,267	13	9,990	(3)	-	10,000

Net income	-	-	-	3,417,854	-	3,417,854

Balance at March 31, 2005	2,203,997	$22,040	$11,463,934	$1,411,694	-	$12,897,668

Issuance of common stock from the exercise of employee stock options	53,805	538	98,011	-	-	98,549

Stock issued in lieu of directors’ fees	607	6	9,994	-	-	10,000
Net income	-	-	-	4,600,352	-	4,600,352

Balance at March 31, 2006	2,258,409	$22,584	11,571,939	$6,012,046	-	$17,606,569

Issuance of common stock from the exercise of employee stock options	217,203	2,172	583,486	-	-	585,658

Net income	-	-	-	5,533,258	-	-

Effect of currency translation	-	-	-	-	(112,204)	-

Comprehensive income	-	-	-	-	-	5,421,054

Tax benefit from exercise of stock options	-	-	1,058,600	-	-	1,058,600

Balance at March 31, 2007	2,475,612	$24,756	$13,214,025	$11,545,304	$(112,204)	$24,671,881

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES
Net income	$5,533,258	$4,600,352	$3,417,854
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	150,972	28,338	34,048
Stock issued to directors in lieu of fees	-	10,000	10,000
(Increase) in deferred taxes	(318,227)	(124,604)	(294,881)
Earnings of the Hong Kong Joint Venture	(3,845,960)	(2,109,594)	(2,485,302)
Changes in operating assets and liabilities:
(Increase) in accounts receivable and amounts due from factor	(3,187,222)	(958,878)	(1,204,719)
(Increase) decrease in inventories	(5,430,731)	772,400	(1,966,836)
Decrease (increase) in prepaid expenses	28,079	(51,469)	(38,342)
Increase (decrease) in accounts payable and accrued expenses	3,903,184	(400,248)	1,430,096
Increase in other assets	(3,000)	-	-

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,169,647)	1,766,297	(1,098,082)

INVESTING ACTIVITIES:
Cash distributions from Joint Venture	1,914,535	1,100,216	727,167
Purchase of equipment	(1,130,474)	(8,858)	(22,307)
Acquisition of subsidiaries, net of cash acquired	(1,923,623)	-	-

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,139,562)	1,091,358	704,860

FINANCING ACTIVITIES:
Borrowing from factor	2,254,966	-	-
Principal payment of notes payable	(2,333,036)	-	-
Principal payments of lease obligations	-	-	(7,224)
Proceeds from issuance of common stock from exercise of employee stock options	585,658	98,549	271,543
Tax benefit from exercise of stock options	1,058,600	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,566,188	98,549	264,319

Effects of exchange rate on cash	(31,925)	-	-

(DECREASE) INCREASE IN CASH	(2,774,946)	2,956,204	(128,903)

Cash at beginning of period	3,015,491	59,287	188,190

CASH AT END OF PERIOD	$240,545	$3,015,491	$59,287

Supplemental information:
Interest paid	$73,517	$48,999	$85,521
Income taxes paid	$109,500	$50,320	$17,000

Non-cash investing transactions:
Issuance of 455 shares in 2006 and 950 shares in 2005 in lieu of directors’ fees and accrued compensation	$-	$10,000	$10,000
Offset of trade payables due the Hong Kong Joint Venture in lieu of cash Distributions	$250,000	$-	$458,940

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: The Company’s primary business is the sale of smoke alarms and other safety products to retailers, wholesale distributors and to the electrical distribution trade which includes electrical and lighting distributors as well as manufactured housing companies. The Company imports all of its safety and other products from foreign manufacturers. The Company, as an importer, is subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions and currency fluctuations. During the third quarter, the Company acquired two Canadian subsidiaries, International Conduit, Inc. (Icon) and Intube, Inc. (Intube), whose primary business is the manufacture and sale of EMT steel conduit to the commercial construction market in Canada and in the United States.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We believe that our 50% ownership interest in the Hong Kong Joint Venture allows us to significantly influence the operations of the Hong Kong Joint Venture. As such, we account for our interest in the Hong Kong Joint Venture using the equity method of accounting. We have included our investment balance as a non-current asset and have included our share of the Hong Kong Joint Venture’s income in our consolidated statement of operations. The investment and earnings are adjusted to eliminate intercompany profits.

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

Revenue Recognition: We recognize sales upon shipment of products, when title has passed to the buyer, net of applicable provisions for any discounts or allowances. We recognize revenue when the following criterion are met: evidence of an arrangement, fixed and determinable fee, delivery has taken place, and collectibility is reasonably assured. Customers may not return, exchange or refuse acceptance of goods without our approval. We have established allowances to cover anticipated doubtful accounts based upon historical experience.

Warranties: We generally provide warranties, on the safety products, from one to ten years to the non-commercial end user on all products sold. The manufacturers of our safety products provide us with a one-year warranty on all products we purchase for resale. Claims for warranty replacement of products beyond the one-year warranty period covered by the manufacturers have not been historically material and we do not record estimated warranty expense or a contingent liability for warranty claims.

Stock-Based Compensation: As of March 31, 2007, under the terms of the Company’s Non-Qualified Stock Option Plan, as amended, 1,170,369 shares of our common stock are reserved for the granting of stock options, of which 1,166,137 have been issued, leaving 4,232 available for issuance.

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

As a result of adopting SFAS No. 123R, net income for the fiscal year ended March 31, 2007 was reduced by $29,411. No portion of employees’ compensation, including stock compensation expense, was capitalized during the period.

During the fiscal year ended March 31, 2007, 217,203 shares of our common stock have been issued as a result of the exercise of the options granted under the plan. The tax benefit, for income tax purposes, of $1,058,600 from the exercise of these stock options is presented as a cash flow from financing activities.

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

Stock Option Activity. During the fiscal year ended March 31, 2007, no stock options were granted.

Stock Compensation Expense. We have elected to continue straight-line amortization of stock-based compensation expense over the requisite service period. Prior to the adoption of SFAS No. 123R, we recognized the effect of forfeitures in our pro forma disclosures as they occurred. In accordance with the new standard, we have estimated forfeitures and are only recording expense on shares we expect to vest. For the fiscal year ended March 31, 2007, we recorded $29,411 of stock-based compensation cost as general and administrative expense in our statement of operations. No forfeitures have been estimated.

As of March 31, 2007, there was $27,599 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully amortized within two years. The aggregate intrinsic value of currently exercisable options was $619,505 at March 31, 2007.

In prior periods, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we accounted for our stock-based compensation plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the fiscal years ended March 31, 2006 and 2005

The following table illustrates the effect on net income and net income per share had compensation costs for the stock-based compensation plan been determined based on the grant date fair values of awards.

	2006	2005

Net income, as reported	$4,600,352	$3,417,854

Stock-based employee compensation costs, net of income tax, included in net income	10,000	10,000

Deduct: Total stock-based employee compensation expense determined under fair value, net of related tax effects	(138,846)	(144,672)

Pro forma net income	$4,471,506	$3,283,182

Earnings per share:
Basic - as reported	$2.06	$1.60
Basic - pro forma	2.00	1.54

Diluted - as reported	1.89	1.45
Diluted - pro forma	1.84	1.40

Research and Development: Research and development costs are charged to operations as incurred.

Business Segments: The Company conducts its business through two operating segments based on geographic location.

Historically, the combined U.S. operations of the Company and its wholly-owned subsidiary, USI Electric, Inc., are operated from the Baltimore, Maryland and Naperville, Illinois offices, respectively, marketing a line of home safety devices such as smoke alarms, carbon monoxide alarms, and ground fault circuit interrupter (GFCI) devices to retail customers and to the electrical distribution trade.

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

While USI did not have any significant sales of EMT conduit since the October 2006 acquisition through March 31, 2007, it anticipates that it will sell EMT conduit through its distribution network. Icon’s sales of safety products during the six month period ended March 31, 2007 totaled $191,832.

For the period ended March 31, 2007, no inter-company allocation of expenses has been made between the headquarters, Icon and Intube.

The following chart provides segmental information on the U.S. and Canadian operations of the Company for the period ended March 31, 2007 (all figures are presented in U.S. dollars):

	U.S. Operations	Canadian Operations
Sales to external customers	$31,622,654	$4,200,921
Cost of sales	21,182,485	3,964,420
Gross profit	10,440,169	236,501
Selling, general and administrative	6,811,674	624,357
Depreciation	31,469	119,503
Loss on foreign currency transactions	-	29,576
Operating income (loss)	3,597,026	(536,935)
Equity in earnings of Joint Venture	3,845,960	-
Interest income (expense)	22,023	(73,517)
Net income (loss) before taxes	7,465,009	(610,452)
Provision for income taxes (benefit)	1,360,790	(39,491)
Net income (loss)	$6,104,219	$(570,961)

Segment assets	31,639,596	4,556,131
Expenditures for segment assets	123,309	1,015,044

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

The Company sells trade receivables on a pre-approved non-recourse basis to the Factor under the Factoring Agreement on an ongoing basis. Factoring charges recognized on sales of receivables are included in selling, general and administrative expenses in the consolidated statements of income and amounted to $240,342, $262,670 and $208,913 for the years ended March 31, 2007, 2006 and 2005, respectively. The Agreement for the sale of accounts receivable provides for continuation of the program on a revolving basis until terminated by one of the parties to the Agreement.

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $1,042,899, $966,981 and $702,779 in fiscal years 2007, 2006 and 2005, respectively.

Inventories: Inventories (consisting primarily of finished goods) and with approximately $954,000 of raw material are stated at the lower of cost (first-in, first-out method) or market. Included as a component of finished goods inventory are additional non-material costs. These costs include overhead costs, freight, import duty and inspection fees of $1,086,928 and $370,419 at March 31, 2007 and 2006, respectively. Inventories are shown net of an allowance for inventory obsolescence of $40,000 as of March 31, 2007 and March 31, 2006.

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

Property and Equipment: Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided by using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are as follows:

Automotive and truck equipment	-	Shorter of term of lease or life of asset
Leasehold improvements	-	Shorter of term of lease or life of asset
Machinery and equipment	-	5 to 10 years
Furniture and fixtures	-	5 to 15 years
Computer equipment	-	5 years

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

Foreign currency: The Company translates the accounts of its subsidiaries denominated in foreign currencies at the applicable exchange rate in effect at the year end date for balance sheet purposes and at the average exchange rate for the period for statement of income purposes. The related translation adjustments in accumulated other comprehensive income in shareholder’s equity are reported in accumulated other comprehensive income in shareholders’ equity. Transaction gains and losses arising from transactions denominated in foreign currencies are included in the results of operations. The Company maintains cash in foreign banks of $240,545 to support its operations in Canada and Hong Kong.

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

	March 31,
	2007	2006	2005

Common shares outstanding for basic EPS	2,398,284	2,228,908	2,136,599

Shares issued upon assumed exercise of outstanding stock options	86,322	203,797	216,033

Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,484,606	2,432,705	2,352,632

Goodwill: Goodwill represents the excess of the purchase price above the fair value of the net assets acquired. Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” the evaluation is a two-step process that begins with an estimation of the fair value of the reporting units. The first step assesses potential impairment and the second step measures that impairment. The measurement of possible impairment is based on the comparison of the fair value of each reporting unit with the book value of its assets.

Reclassifications: Certain prior year amounts have been reclassified in order to conform with current year presentation.

NOTE B - ACQUISITION

On October 2, 2006, 2113824 Ontario, Inc., a newly formed wholly owned subsidiary of the Company, acquired two-thirds of the issued and outstanding capital stock of International Conduit, Inc. (Icon) and Intube, Inc. (Intube). Icon and Intube are based in Toronto, Canada and manufacture and distribute electrical mechanical tubing (EMT) steel conduit. Icon also sells home safety products primarily purchased from USI. The purchase price for the capital stock of Icon and Intube was $1,784,120 in cash. The primary purpose of the Icon and Intube acquisition was to expand our product offering and service the commercial construction market.

The acquisition described above was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to reflect the fair value of assets and liabilities acquired at the date of acquisition. The results of operations have been included in the consolidated operations since the date of acquisition.

The results of these acquisitions, had they been consummated at the beginning of the fiscal year ended March 31, 2007, are included in the pro forma information below. This unaudited pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of each twelve month period and is not necessarily indicative of results that may be obtained in the future.

	2007	2006

Revenue	$40,052,000	$37,294,000
Net earnings	5,483,000	4,694,290
Earnings per share (diluted)	$2.21	$1.93

Purchase Price Allocation: The allocation of the purchase price for Icon and Intube is as follows:

Assets acquired
Cash	$48,673
Accounts receivable	1,171,616
Inventory	1,825,917
Property and equipment	1,892,359
Other	82,837
$5,021,402
Liabilities Assumed
Debt	$(2,711,095)
Accounts payable and accruals	(2,123,093)
Minority interest	(4,800)
$(4,838,988)
Goodwill	1,789,882
Total consideration	$1,972,296

The goodwill from the Icon and Intube acquisitions are fully allocated to the Company’s Canadian operations.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,
	2007	2006
Automotive and truck equipment	$105,145	$-
Leasehold improvements	81,243	73,535
Machinery and equipment	2,882,920	158,696
Furniture and fixtures	343,919	197,482
Computer equipment	216,563	88,736
	3,629,790	518,449

Less accumulated depreciation and amortization	(599,730)	(456,237)
	$3,030,060	$62,212

The Company is obligated under various capital leases. Property and equipment under capital leases included in property and equipment net of accumulated depreciation was $295,744 at March 31, 2007.

NOTE D - INVESTMENT IN THE HONG KONG JOINT VENTURE

The Company holds a 50% interest in a Joint Venture with a Hong Kong Corporation, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of consumer electronic products. As of March 31, 2007, the Company has an investment balance of $9,072,284 for its 50% interest in the Hong Kong Joint Venture. There are no material Hong Kong - US GAAP differences in the Hong Kong Joint Venture’s accounting policies.

The following represents summarized financial information derived from the audited financial statements of the Hong Kong Joint Venture as of March 31, 2007 and 2006 and for the years ended March 31, 2007, 2006 and 2005.

	March 31,
	2007	2006
Current assets	$12,646,261	$7,402,171
Property and other assets	11,720,713	10,911,009

Total	$24,366,974	$18,313,180

Current liabilities	$5,261,224	$5,575,415
Non-current liabilities	110,389	32,870

Equity	18,995,361	12,704,895

Total	$24,366,974	$18,313,180

	For the Year Ended March 31,
	2007	2006	2005

Net sales	$41,151,055	$24,811,790	$25,899,630
Gross profit	13,753,123	8,608,220	8,689,538
Net income	8,377,365	4,160,935	5,005,886

During the years ended March 31, 2007, 2006 and 2005, the Company purchased $19,085,353, $12,321,401 and $10,513,800, respectively, of finished product from the Hong Kong Joint Venture, which represents 46%, 66% and 68%, respectively, of the Company’s total finished product purchases for the years ended at March 31, 2007, 2006 and 2005. Amounts due the Hong Kong Joint Venture included in Accounts Payable totaled $3,270,091 and $500,000 at March 31, 2007 and 2006, respectively. Amounts due from the Hong Kong Joint Venture included in Accounts Receivable totaled $127,879 and $48,205 at March 31, 2007 and 2006, respectively.

The Company incurred interest costs charged by the Hong Kong Joint Venture of $25,000, $37,389 and $17,581 during the years ended March 31, 2007, 2006 and 2005, respectively, related to its purchases.

NOTE E - AMOUNTS DUE FROM FACTOR

The Company sells certain of its trade receivables on a pre-approved, non-recourse basis to a Factor. Since these are sold on a non-recourse basis, the factored trade receivables and related repayment obligations are not separately recorded in the Company’s consolidated balance sheets. The Agreement provides for financing of up to a maximum of $7,500,000 with the amount available at any one time based on 85% of uncollected non-recourse receivables sold to the factor and 45% of qualifying inventory. Financing of $4,496,597 is available at March 31, 2007. Any outstanding amounts due to the factor are payable upon demand and bear interest at the prime rate of interest charged by the factor, which is 8.25% at March 31, 2007. Any amount due to the factor is also secured by the Company’s inventory. There were borrowings of $2,254,966 outstanding under this agreement at March 31, 2007.

Under this Factoring Agreement, the Company sold receivables of approximately $30,316,914 and $26,713,439 during the years ended March 31, 2007 and 2006, respectively. Gains and losses recognized on the sale of factored receivables include the fair value of the limited recourse obligation. The uncollected balance of non-recourse receivables held by the factor amounted to $7,254,275 and $4,259,131 at March 31, 2007 and 2006. The amount of the uncollected balance of non-recourse receivables borrowed by the Company as of March 31, 2007 and 2006 is $2,254,966 and $0, respectively. Collected cash maintained on deposit with the factor earns interest at the factor’s prime rate of interest less three percentage points (5.25%) at March 31, 2007 and 4.75% at March 31, 2006.

NOTE F - LEASES

During December 1999, the Company entered into an operating lease for its office and warehouse which expires in December 2008. This lease is subject to increasing rentals at 3% per year. In February 2004, the Company entered into an operating lease for an approximately 2,600 square foot office in Naperville, Illinois. This lease expires in February 2009 with increasing rentals at 3% per year.

In connection with the acquisition of Icon in October 2006, the Company acquired the existing operating lease for manufacturing, office and warehouse space in Toronto, Canada. This lease originated in February 2005 and expires in March 2010. Each of the operating leases for real estate has renewal options with terms and conditions similar to the original lease. Rent expense, including common area maintenance, totaled $220,928, $102,589 and $97,011 for the years ended March 31, 2007, 2006 and 2005, respectively.

The Company leases certain of its automotive and manufacturing equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases and under non-cancelable operating leases with initial or remaining lease terms in excess of one year, consisted of the following at March 31, 2007:

		Non-Cancelable
	Capital Leases	Operating Leases
2008	$101,675	$312,830
2009	101,675	286,972
2010	44,946	165,935
2011	21,441	-
2012	-	-
	269,737	765,737
Less amount representing interest	(27,281)	-
	$242,456	$765,737

NOTE G - INCOME TAXES

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

At March 31, 2006, the Company had foreign tax credit carryforwards of $685,654 available as a result of foreign taxes paid on the repatriated earnings of the Hong Kong Joint Venture. In addition, the Company generated $236,628 of foreign tax credits during the fiscal year ended March 31, 2007. Approximately $731,395 of foreign tax credits were used to offset federal taxes at March 31, 2007, resulting in a remaining foreign tax credit carryforward available to offset future taxes of $190,887.

USI had a U.S. net operating loss carryforward as of March 31, 2005 of $2,151,593, of which $2,151,593 was utilized during the year ended March 31, 2006. Therefore, the U.S. net operating loss carryforward has been fully utilized as of March 31, 2006.

The components of income tax expense (benefit) for the Company are as follows:

	March 31,
	2007	2006	2005
Current expense (benefit)
U.S. Federal	$1,425,522	$17,651	$21,000
U.S. State	215,308	10,453	5,250
Canadian Federal	-	-	-
Canadian Province	-	-	-
	1,640,830	28,104	26,250
Deferred expense (benefit)	(319,531)	(124,604)	(307,387)
Total income tax expense (benefit)	$1,321,299	$(96,500)	$(281,137)

Significant components of USI’s deferred tax assets and liabilities are as follows:

	March 31,
	2007	2006
Deferred tax assets:
Financial statement accruals and allowances	$473,132	$360,022
Inventory uniform capitalization	92,752	94,741
Other	12,304	0
AMT tax credit carryforward	0	21,621
Foreign tax credit carryforward	190,887	0
Foreign NOL carryforward	247,313	0
Domestic NOL carryforwards and tax credits	0	0
Gross deferred tax assets	1,016,388	476,384
Valuation allowance	(207,822)	0
Net deferred tax liability (asset)	$808,566	$476,384

A valuation allowance of $207,822 has been established to offset tax benefits associated with the net operating loss carryforwards and other deferred tax assets associated with our Canadian subsidiary.

The reconciliation between the statutory federal income tax provision and the actual effective tax provision is as follows:

	Years ended March 31,
	2007	2006	2005
Federal tax expense at statutory rate (34%) before loss carryforward	$2,330,549	$1,577,074	$1,066,484

Reduction in income taxes arising from carryforward of prior years’ operating losses	-	-	(458,200)

Non-patriated earnings of Hong Kong Joint Venture	(635,549)	(356,143)	(402,855)

Employment expense of employee stock options	-	(224,592)	(333,879)

Foreign tax credit net of gross up for US portion of foreign taxes	(922,282)	(69,210)	-

Change in rates for deferreds	-	(264,630)	-

State income tax expense, net of federal benefit	195,852	10,453	5,250

Change in valuation allowance	207,822	(776,523)	(238,791)

Foreign rate difference	(5,925)	-	-

Permanent differences	17,418	10,108	80,854

Other	133,414	(3,037)	-

Provision for income tax expense (benefit)	$1,321,299	$(96,500)	$(281,137)

NOTE H - SHAREHOLDERS’ EQUITY

Common Stock - During the year ended March 31, 2007, the Company issued 217,203 shares of its common stock, all of which were issued on the exercise of employee stock options for total proceeds of $585,658.

Stock Options - Under terms of the Company’s 1978 Non-Qualified Stock Option Plan, as amended, 877,777 shares of common stock are reserved for the granting of stock options, of which 873,545 shares have been issued as of March 31, 2007, leaving 4,232 available for issuance upon exercise of options granted, or available for future grants to employees and directors. Under provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable. All options expire five years from the date of grant and have an exercise price at least equal to the market price at the date of grant. The options usually vest at 25% a year over four years. Share amounts have been retroactively adjusted to reflect the 4-for-3 stock dividend paid on October 16, 2006 to shareholders of record on September 25, 2006.

The following tables summarize the status of options under the Non-Qualified Stock Option Plan at March 31, 2007 and option transactions for the three years then ended:

Status as of March 31, 2007	Number of Shares
Presently exercisable	93,998
Exercisable in future years	8,443

Total outstanding	102,441
Available for future grants	4,232

Shares of common stock reserved	106,673

Outstanding options:
Number of holders	17
Average exercise price per share	$12.60
Expiration dates	October 2008 to March 2011

Transactions for the Three Years Ended March 31, 2007:	Number of Shares	Weighted Average Exercise Price
Outstanding at April 1, 2004	400,149
Granted	73,333	10.73
Canceled	(445)	1.97
Exercised	(132,376)	2.06

Outstanding at March 31, 2005	340,661
Granted	36,667	10.03
Canceled	0	0.00
Exercised	(54,000)	1.82

Outstanding at March 31, 2006	323,328
Granted	0	0.00
Canceled	(3,684)	8.51
Exercised	(217,203)	2.61

Outstanding at March 31, 2007	102,441

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs)	Number of Shares	Weighted Average Exercise Price
$7.68 to $9.99	15,387	8.94	1.94	9,110	9.08
$10.00 to $12.99	51,328	11.27	3.00	49,162	11.27
$13.00 to $16.09	35,726	16.09	4.00	35,726	16.09
	102,441			93,998

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2006 and 2005; no annual dividends, expected volatility of 36% and 45%, respectively, risk-free interest rate ranging from 4.0% to 6.5% and expected lives of five years. The weighted-average fair values of the stock options granted in 2006 and 2005 were $8.29 and $6.47 per share, respectively.

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

NOTE I - COMMITMENTS AND CONTINGENCIES

On June 10, 2003, Leviton Manufacturing Co., Inc. (“Leviton”) filed a civil suit against the Company and its USI Electric subsidiary in the United States District Court for the District of Maryland (Case No. 03cv1701), alleging that the Company’s GFCI units infringe one or more of Leviton’s six patents for reset lockout technology related to but not required by UL Standard 943 for GFCI units, effective January 2003. Leviton also asserted trade dress and unfair competition claims. In May 2006, Leviton and the Company settled the trade dress/deceptive trade practice claims of the action, all subject to a confidentiality agreement. The settlement did not cover the patent infringement claims. In January 2006, the Company was granted summary judgment on the infringement claims and Leviton appealed that judgment and dismissal. On January 10, 2007, the United States Court of Appeals for the Federal Circuit issued a decision affirming the lower court’s summary judgment and dismissal of Leviton’s patent infringement claims. As a result of this decision, the Company obtained a successful outcome and the entirety of this suit by Leviton is now concluded.

On March 31, 2005, Leviton filed another lawsuit (Case No. 05cv0889) in the United States District Court for the District of Maryland against the Company. In this suit, Leviton alleges that the Company’s GFCI units infringe on US Patent 6,864,766. The Company has filed a counterclaim against Leviton and the case has been consolidated with a declaratory judgment action filed by the GFCI manufacturer, Shanghai Meihao Electric, Inc. Discovery is now concluded. The Company believes that it has strong defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to the Company is not determinable at this time.

On June 11, 2003, Walter Kidde Portable Equipment, Inc. (“Kidde”) filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 03cv00537), alleging that certain of the Company’s AC powered/battery backup smoke detectors infringe on a patent acquired by Kidde. Kidde is seeking injunctive relief and damages to be determined at trial. On March 31, 2006, following numerous procedural and substantive rulings which the Company believes were favorable to the Company, Kidde obtained dismissal, without prejudice, of its suit. On November 28, 2005, prior to the March 31, 2006 dismissal of the original suit, Kidde filed a second lawsuit based on virtually identical infringement allegations as the earlier case. Because, the court dismissed the first case without conditions and without prejudice, the Company has appealed the dismissal to the United States Court of Appeals for the Federal Circuit, believing that at a minimum, procedurally, conditions should have been imposed. On March 2, 2007, the appellate court affirmed the lower court’s dismissal of the first case, and the second case is now in the preliminary stages. Although some aspects of the case are more complicated, the Company’s substantive position and its defenses to Kidde’s claims on most issues are substantially the same as the first Kidde case. The Company and its counsel believe that the Company has significant defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to the Company is not yet determinable.

On October 13, 2003, Maple Chase Company filed a civil suit in the United States District Court for the Northern District of Illinois (Case No. 03cv07205), against the Company, its USI Electric subsidiary, and one former and one present Illinois-based sales representative, alleging that certain of the Company's smoke detectors infringe on a patent owned by Maple Chase (US Reissue Patent No. Re: 33290). On April 11, 2005, this action was dismissed pending the outcome of a reexamination in the United States Patent and Trademark Office (USPTO). In April 2006, the USPTO rejected most of the claims in the patent. Maple Chase filed a substantive response which resulted in issuance of a further Official Action from the USPTO. After considering Maple Chase’s arguments, on September 29, 2006 the USPTO issued a further action confirming the patentability of many of the claims at issue and rejecting others. On October 30, 2006, Maple Chase filed a further response canceling the rejected claims. On December 19, 2006, the USPTO issued a formal notice of intent to issue a re-examination certificate for the Maple Chase Company patent on which the patent infringement suit was filed. In March 2007, the full term of the patent was reached and no Re-examination Certificate has been issued by the USPTO. Under the U.S. patent laws, a patent owner may still sue for damages for up to six years following expiration of a patent but may recover damages only for the period between six years prior to filing the suit and the date of the patent expiration. Therefore, Maple Chase may still file suit for damages and the amount of potential loss to the Company, if any, is not yet determinable but declining daily. The Company believes that it has meritorious and substantial technical defenses to any action that might be filed against it by Maple Chase. The Company also believes that it is entitled to a number of legal and equitable defenses due to the long period of inaction and acquiescence by Maple Chase (and its predecessors).

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

NOTE J - MAJOR CUSTOMERS

The Company is primarily a distributor of safety products for use in home and business under both its tradenames and private labels for other companies. As described in Note C, the Company’s purchased a majority of its products from its 50% owned Hong Kong Joint Venture.

The Company has one customer, The Home Depot, which represented 11.09% of the Company’s product sales during the period ended March 31, 2007 and no customers that represented in excess of 10% of the Company’s product sales for the years ended March 31, 2006 and 2005.

NOTE K - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly Results of Operations (Unaudited):

The unaudited quarterly results of operations for fiscal years 2007 and 2006 are summarized as follows:

	Quarter Ended
2007	June 30,	September 30,	December 31,	March 31,
Net sales	$8,038,437	$8,018,088	$8,620,893	$11,146,157
Gross profit	2,780,517	2,607,922	2,795,342	2,492,889
Net income	1,577,468	1,416,204	1,712,883	826,703
Net income per share - basic	$0.68	$0.59	$0.70	$0.34
Net income per share - diluted	$0.62	$0.57	$0.70	$0.34

2006
Net sales	$6,923,810	$7,119,100	$7,353,597	$7,497,594
Gross profit	2,048,954	2,278,838	2,549,300	2,580,060
Net income	889,770	1,162,695	1,456,809	1,091,078
Net income per share - basic	0.40	0.52	0.65	0.49
Net income per share - diluted	0.37	0.48	0.60	0.44

Net income per share - diluted as stated above for the quarters ended December 31, 2006 and March 31, 2007 are $0.02 and $0.01, respectively, more than the amounts reported in the Company’s Quarterly Reports on Form 10-Q for the respective periods. This change in net income per share - diluted is as a result of implementation by the Company of FAS 123R.

NOTE L - SUBSEQUENT EVENTS

Financing: On June 22, 2007, the Company and its wholly-owned subsidiary, USI Electric, Inc. (“USI Electric“), each entered into: (i) an Amended and Restated Factoring Agreement (the “CIT Factoring Agreement”) with the CIT Group/Commercial Services, Inc. (“CIT”) and (ii) an Amended and Restated Inventory Security Agreement (the “CIT Inventory Agreement”) with CIT. Simultaneously, the Company’s indirect majority-owned Canadian subsidiary, International Conduits Ltd. (“Icon”), entered into a Credit Agreement (the “CIT Canada Credit Agreement”) with CIT Financial Ltd. (“Cit Canada”).

Under the terms of the CIT Factoring Agreement, the Company and USI Electric collectively may borrow, on a revolving basis, up to the lesser of (i) $10 million or (ii) the aggregate of the value of (a) 85% of the Company and USI Electric’s total accounts receivable purchased by CIT and (b) 50% of the Company and USI Electric’s total eligible inventory. The floating interest rate under the Factoring Agreement, on the uncollected factored accounts receivable and any additional borrowings is either 0.25% below the JPMorgan Chase Bank prime rate or 2.0% above LIBOR, at the Company’s option. The obligations of the Company and USI Electric under the CIT Factoring Agreement are secured by all of the assets of the Company and USI Electric, and are guaranteed by Icon and the Company’s wholly-owned Canadian subsidiary (which owns a majority interest in Icon).

Under the terms of the CIT Canada Credit Agreement, Icon will borrow U.S. $3 million as a three-year term loan, and may borrow, on a revolving basis, up to the lesser of (i) U.S. $7 million or (ii) the aggregate of the value of (a) 85% of Icon’s eligible accounts receivable and (b) 50% of Icon’s eligible inventory. The floating interest rate under the CIT Canada Credit Agreement is the Canadian prime rate. The obligations of Icon under the CIT Canada Credit Agreement are secured by all of the assets of Icon, and are guaranteed by the Company and USI Electric. The CIT Canada Credit Agreement expires on June 23, 2010.

NOTE M - RETIREMENT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. All full-time employees who have completed 12 months of service are eligible to participate. Employees are permitted to contribute up to the amounts prescribed by law. The Company may provide contributions to the plan consisting of a matching amount equal to a percentage of the employee’s contribution, not to exceed four percent (4%). Employer contributions were $54,689 and $43,000 for the years ended March 31, 2007 and 2006.

SCHEDULE II

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED March 31, 2007, 2006 and 2005

	Balance at beginning of year	Charged to cost and expenses	Deductions	Balance at end of year
Year ended March 31, 2007
Allowance for doubtful accounts	$15,000	$0	$0	$15,000

Year ended March 31, 2006
Allowance for doubtful accounts	$15,000	$0	$0	$15,000

Year ended March 31, 2005
Allowance for doubtful accounts	$10,000	$5,000	$0	$15,000

Year ended March 31, 2007
Allowance for inventory reserve	$40,000	$0	$0	$40,000

Year ended March 31, 2006
Allowance for inventory reserve	$100,000	$0	$60,000	$40,000

Year ended March 31, 2005
Allowance for inventory reserve	$100,000	$0	$0	$100,000

S-1

Eyston Company Limited
Reports and Financial Statements
For the year ended 31 March 2007

Contents

Independent Auditors' Report	JV-1

Consolidated Income Statement	JV-3

Consolidated Balance Sheet	JV-4

Balance Sheet	JV-5

Consolidated Statement of Changes in Equity	JV-6

Consolidated Cash Flow Statement	JV-7

Notes to the Financial Statements	JV-8

Expressed in Hong Kong dollars ("HK$")

Independent auditors' report

To the members of Eyston Company Limited
(incorporated in Hong Kong with limited liability)

We have audited the consolidated financial statements of Eyston Company Limited (the "company") set out on pages 7 to 39, which comprise the consolidated and company balance sheets as at 31 March 2007, and the consolidated income statement, the consolidated statement of changes in equity and the consolidated cash flow statement for the year then ended, and a summary of significant accounting policies and other explanatory notes.

Directors' responsibility for the financial statements

The directors of the company are responsible for the preparation and the true and fair presentation of these financial statements in accordance with Hong Kong Financial Reporting Standards issued by the Hong Kong Institute of Certified Public Accountants and the Hong Kong Companies Ordinance. This responsibility includes designing, implementing and maintaining internal control relevant to the preparation and the true and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable in the circumstances.

Auditors' responsibility

Our responsibility is to express an opinion on these financial statements based on our audit and to report our opinion solely to you, as a body, in accordance with section 141 of the Hong Kong Companies Ordinance, and for no other purpose. We do not assume responsibility towards or accept liability to any other person for the contents of this report.

We conducted our audit in accordance with Hong Kong Standards on Auditing issued by the Hong Kong Institute of Certified Public Accountants. Those standards require that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditors' judgement, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditors consider internal control relevant to the entity's preparation and true and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by the directors, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements give a true and fair view of the state of affairs of the company and of the group as at 31 March 2007 and of the group's profit and cash flows for the year then ended in accordance with Hong Kong Financial Reporting Standards and have been properly prepared in accordance with the Hong Kong Companies Ordinance.

Grant Thornton
Certified Public Accountants
13th Floor, Gloucester Tower
The Landmark
15 Queen's Road Central
Hong Kong

22 June 20

Consolidated income statement
for the year ended 31 March 2007

		2007	2006
	Notes	HK$	HK$

Turnover	5	320,142,022	192,697,968

Cost of sales		(213,147,126)	(125,843,197)

Gross profit		106,994,896	66,854,771

Other income	6	4,693,192	2,798,681

Administrative expenses		(37,260,187)	(33,160,250)

Profit from operations		74,427,901	36,493,202

Finance costs	7	(405,953)	(265,063)

Profit before income tax	8	74,021,948	36,228,139

Income tax expense	9	(8,848,735)	(3,912,698)

Profit for the year	10	65,173,213	32,315,441

Dividends	11	29,866,722	17,163,365

Consolidated balance sheet
as at 31 March 2007

		2007	2006
	Notes	HK$	HK$

ASSETS AND LIABILITIES

Non-current assets
Property, plant and equipment	12	55,170,184	41,660,661
Advanced lease payments	13	9,574,779	8,708,432
Available-for-sale financial assets	14	26,823,106	34,277,991

		91,568,069	84,647,084

Current assets
Inventories	16	30,441,083	18,922,905
Trade and other receivables	17	9,209,513	8,280,783
Amount due from shareholder		20,344,847	-
Loan to a shareholder	19	1,950,000	3,900,000
Cash and cash equivalents		36,853,474	26,322,005

		98,798,917	57,425,693

Current liabilities
Trade and other payables		22,686,174	20,844,537
Obligations under finance lease		21,000	-
Amount due to a related company	20	7,113,550	2,914,238
Dividend payable	21	11,700,000	11,700,000
Amount due to a director	22	200,000	-
Amount due to a shareholder	20	-	409,907
Loans from shareholders	23	2,868,954	2,868,954
Collateralised bank advances	24	2,853,162	3,435,122
Provision for taxation		5,360,473	1,081,046

		52,803,313	43,253,804

Net current assets		45,995,604	14,171,889

Non-current liabilities
Obligations under finance lease		73,700	-
Deferred tax liabilities	25	788,712	255,000

Net assets		136,701,261	98,563,973

EQUITY

Share capital	26	200	200
Reserves	27	136,701,061	98,563,773

		136,701,261	98,563,973

Balance sheet
as at 31 March 2007

		2007	2006
	Notes	HK$	HK$
ASSETS AND LIABILITIES

Non-current assets
Property, plant and equipment	12	13,465,746	5,024,417
Advanced lease payments	13	930,239	1,191,701
Available-for-sale financial assets	14	26,823,106	34,277,991
Interests in subsidiaries	15	77,807,152	39,793,122
		119,026,243	80,287,231

Current assets
Inventories	16	30,441,083	18,922,905
Other receivables		1,665,784	904,638
Amounts due from subsidiaries	18	39,149,433	26,647,470
Cash and cash equivalents		11,643,897	20,200,914
		82,900,197	66,675,927

Current liabilities
Trade and other payables		19,896,808	16,817,998
Obligations under finance lease		21,000	-
Amount due to a related company	20	7,113,550	2,914,238
Dividend payable	21	11,700,000	11,700,000
Loans from shareholders	23	2,868,954	2,868,954
Provision for taxation		3,527,182	1,081,046
		45,127,494	35,382,236
Net current assets		37,772,703	31,293,691

Non-current liabilities
Obligations under finance lease		73,700	-
Deferred tax liabilities	25	788,712	255,000
Net assets		155,936,534	111,325,922

EQUITY

Share capital	26	200	200
Reserves	27	155,936,334	111,325,722
		155,936,534	111,325,922

Consolidated statement of changes in equity
for the year ended 31 March 2007

	Share capital	Exchange reserve	Fair value reserve	Retained profits	Total
	HK$	HK$	HK$	HK$	HK$

Balance at 1 April 2005	200	34,233	(251,023)	83,512,804	83,296,214

Change in fair value of available-for-sale financial assets	-	-	(499,606)	-	(499,606)
Exchange differences arising on translation of a subsidiary	-	615,289	-	-	615,289
Profit for the year	-	-	-	32,315,441	32,315,441
Dividends	-	-	-	(17,163,365)	(17,163,365)
Balance at 31 March 2006	200	649,522	(750,629)	98,664,880	98,563,973

Change in fair value of available-for-sale financial assets	-	-	292,456	-	292,456
Exchange differences arising on translation of a subsidiary	-	2,538,341	-	-	2,538,341
Profit for the year	-	-	-	65,173,213	65,173,213
Dividends	-	-	-	(29,866,722)	(29,866,722)
Balance at 31 March 2007	200	3,187,863	(458,173)	133,971,371	136,701,261

Consolidated cash flow statement
for the year ended 31 March 2007

		2007	2006
	Note	HK$	HK$

Cash flows from operating activities
Profit before income tax		74,021,948	36,228,139
Adjustments for :
Amortisation of advanced lease payment		424,328	415,454
Depreciation of property, plant and equipment		5,752,971	4,414,388
Loss on disposal of available for sale financial assets		87,565	-
(Gain)/Loss on disposal of property, plant and equipment		(347,500)	9,985
Interest expense		405,953	265,063
Interest income		(2,289,039)	(1,761,425)
Operating profit before working capital changes		78,056,226	39,571,604
Increase in amount due from a shareholder		(26,272,135)	(3,845,777)
Increase in inventories		(11,518,178)	(624,869)
(Increase)/Decrease in trade and other receivables		(928,730)	1,300,430
Decrease in loan to a shareholder		1,950,000	-
Increase/(Decrease) in amount due to a related company		4,199,312	(698,628)
Increase in obligations under finance lease		94,700	-
Increase in amount due to director		200,000	-
(Decrease)/Increase in collateralised bank advances		(581,960)	3,435,122
Increase in trade and other payables		1,841,637	1,836,405
Cash generated from operations		47,040,872	40,974,287
Interest received		2,289,039	1,761,425
Interest paid		(405,953)	(265,063)
Dividends paid	33	(24,349,341)	(13,158,676)
Hong Kong profits tax paid		(4,025,500)	(4,148,883)
Net cash generated from operating activities		20,549,117	25,163,090

Cash flows from investing activities
Purchase of property, plant and equipment		(18,006,982)	(10,630,878)
Addition of land use right		(990,000)	-
Purchase of available-for-sale financial assets		-	(7,729,800)
Proceeds from disposal of available-for-sale financial assets		7,659,776	-
Proceeds from disposal of property, plant and equipment		363,865	5,919
Net cash used in investing activities		(10,973,341)	(18,354,759)
Net increase in cash and cash equivalents		9,575,776	6,808,331

Cash and cash equivalents at beginning of the year		26,322,005	19,468,905

Effect of foreign exchange rate changes, net		955,693	44,769

Cash and cash equivalents at end of the year		36,853,474	26,322,005

Notes to the financial statements
for the year ended 31 March 2007

1.	GENERAL INFORMATION

The company is a limited liability company incorporated and domiciled in Hong Kong. The address of the company's registered office and principal place of business is B2, 3/F., Fortune Factory Building, 40 Lee Chung Street, Chai Wan, Hong Kong.

The principal activities of the company and its subsidiaries (the "group") are manufacturing and trading of consumer electronic products including smoke, fire and carbon monoxide alarms and other home safety products. Details of the company's subsidiaries are set out in note 15 to the financial statements.

The financial statements on pages 7 to 39 have been prepared in accordance with Hong Kong Financial Reporting Standards ("HKFRSs") which collective term includes all applicable individual Hong Kong Financial Reporting Standards, Hong Kong Accounting Standards and Interpretations issued by the Hong Kong Institute of Certified Public Accountants ("HKICPA") and the requirements of the Hong Kong Companies Ordinance.

The financial statements for the year ended 31 March 2007 were approved for issue by the board of directors on 22 June 2007.

2.	ADOPTION OF NEW OR AMENDED HKFRS

From 1 April 2006, the group has adopted all of the new or amended HKFRSs which are first effective on 1 April 2006 and which are relevant to the group. The adoption of these HKFRSs did not result in any significant changes in the group's accounting policies.

2.	ADOPTION OF NEW OR AMENDED HKFRS (Continued)

2.1	New or amended HKFRSs that have been issued but are not yet effective

The group has not early adopted the following HKFRSs that have been issued but are not yet effective. The directors of the company anticipate that the adoption of such HKFRSs will not result in a material financial impact on the group's financial statements.

Amendment to HKAS 1	"Presentation of Financial Statements" - Capital Disclosures [1]
HKFRS 7	"Financial Instruments: Disclosures" [1]
HK(IFRIC) Interpretation 8	"Scope of HKFRS 2" [2]
HK(IFRIC) Interpretation 9	"Reassessment of Embedded Derivatives" [3]
HK(IFRIC) Interpretation 10	"Interim Financial Reporting and Impairment" [4]
HK(IFRIC) Interpretation 11	"Group and Treasury Share Transactions" [5]
HK(IFRIC) Interpretation 12	"Service Concession Arrangement" [6]

1	Effective for annual periods beginning on or after 1 January 2007
2	Effective for annual periods beginning on or after 1 May 2006
3	Effective for annual periods beginning on or after 1 June 2006
4	Effective for annual periods beginning on or after 1 November 2006
5	Effective for annual periods beginning on or after 1 March 2007
6	Effective for annual periods beginning on or after 1 January 2008

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

3.1	Basis of preparation

The significant accounting policies that have been used in the preparation of these consolidated financial statements are summarised below. These policies have been consistently applied to all the years presented unless otherwise stated.

The financial statements have been prepared on an historical cost basis except for the revaluation of certain financial assets and liabilities. The measurement bases are fully described in the accounting policies below.

It should be noted that accounting estimates and assumptions are used in preparation of the financial statements. Although these estimates are based on management's best knowledge and judgment of current events and actions, actual results may ultimately differ from those estimates. The areas involving a higher degree of judgment or complexity, or areas where assumptions and estimates are significant to the financial statements, are disclosed in note 4.

3.2	Basis of consolidation

The consolidated financial statements incorporate the financial statements of the company and its subsidiaries made up to 31 March each year.

3.3	Subsidiaries

Subsidiaries are those entities (including special purpose entities) over which the group has the power to control the financial and operating policies so as to obtain benefits from their activities. The existence and effect of potential voting rights that are currently exercisable or convertible are considered when assessing whether the group controls another entity. Subsidiaries are fully consolidated from the date on which control is transferred to the group. They are excluded from consolidation from the date that control ceases.

Business combinations (other than for combining entities under common control) are accounted for by applying the purchase method. This involves the revaluation at fair value of all identifiable assets and liabilities, including contingent liabilities of the subsidiary, at the acquisition date, regardless of whether or not they were recorded in the financial statements of the subsidiary prior to acquisition. On initial recognition, the assets and liabilities of the subsidiary are included in the consolidated balance sheet at their fair values, which are also used as the bases for subsequent measurement in accordance with the group's accounting policies.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

3.3	Subsidiaries (Continued)

Intra-group transactions, balances and unrealised gains on transactions between group companies are eliminated in preparing the consolidated financial statements. Unrealised losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred.

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

The assets' useful lives are reviewed, and adjusted if appropriate, at each balance sheet date.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

3.4	Property, plant and equipment (Continued)

The gain or loss arising on the retirement or disposal is determined as the difference between the sales proceeds and the carrying amount of the assets and is recognised in the consolidated income statement.

Subsequent costs are included in the assets' carrying amounts or recognized as separate assets, as appropriate, only when it is probable that future economic benefits associated with the items will flow to the group and the cost of the items can be measured reliably. All other costs, such as repairs and maintenance, are expensed in the consolidated income statement during the period in which they are incurred.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

3.7 Cash and cash equivalents

Cash and cash equivalents include cash at bank and in hand.

3.8 Impairment of assets

The group's property, plant and equipment and the company's investments in subsidiaries are subject to impairment testing.

An impairment loss is recognised as an expense immediately for the amount by which the asset's carrying amount exceeds its recoverable amount. The recoverable amount is the higher of fair value, reflecting market conditions less costs to sell, and value in use. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects the current market assessment of the time value of money and the risk specific to the asset.

For the purposes of assessing impairment, assets are grouped at the lowest levels for which there are separately identifiable cash flows (cash-generating units). As a result, some assets are tested individually for impairment and some are tested at the cash-generating unit level.

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

An impairment loss is reversed if there has been a favourable change in the estimates used to determine the asset's recoverable amount and only to the extent that the asset's carrying amount does not exceed the carrying amount that would have been determined, net of depreciation or amortisation, if no impairment had been recognised.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3.12 Foreign currency translation

The consolidated financial statements are presented in Hong Kong Dollars (HK$), which is also the functional currency of the company.

In the individual financial statements of the consolidated entities, foreign currency transactions are translated into the functional currency of the individual entity using the exchange rates prevailing at the dates of the transactions. At the balance sheet date, monetary assets are liabilities denominated in foreign currencies are translated at the foreign exchange rates ruling at the balance sheet date. Foreign exchange gains and losses resulting from the settlement of such transactions and from the balance sheet date retranslation of monetary assets and liabilities are recognised in the income statement.

Non-monetary items are carried at fair value that are denominated in foreign currencies are retranslated at the rates prevailing on the date when the fair value was determined and are reported as part of the fair value gain or loss. Non-monetary items that are measured in terms of historical cost in a foreign currency are not re-translated.

In the consolidated financial statements, all individual financial statements of foreign operations, originally presented in a currency different from the group’s presentation currency, have been converted into Hong Kong dollars. Assets and liabilities have been translated into Hong Kong dollars at the closing rate at the balance sheet date. Income and expenses have been converted into Hong Kong dollars at the exchange rates ruling at the transaction dates, or at the average rates over the reporting period, provided that the exchange rates do not fluctuate significantly. Any differences arising from this procedure have been dealt with separately in the exchange reserve in equity.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

3.12	Foreign currency translation (Continued)

Other exchange differences arising from the translation of the net investment in foreign entities and of borrowings are taken to shareholders' equity. When a foreign operation is sold, such exchange differences are recognized in the income statement as part of the gain or loss on the sale.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

3.15 Recognition of revenue

Revenue comprises the fair value for the sale of goods, rendering of services and the use by others of the group's assets yielding interest, net of rebates and discounts. Provided it is probable that the economic benefits will flow to the group and the revenue and costs, if applicable, can be measured reliably, revenue is recognised as follows :

Revenue from the sale of goods is recognised when the significant risks and rewards of ownership of the goods have been transferred to customers. This is usually taken as the time when the goods are delivered and the customer has accepted the goods.

Rental income from properties letting under operating leases is recognised on a straight line basis over the lease terms.

Interest income is recognised on a time proportion basis using the effective interest rate method.

3.16  Related parties

Parties are considered to be related to the group if :

(i) directly, or indirectly through one or more intermediaries, the party :

• controls, is controlled by, or is under common control with, the group;

• has an interest in the group that gives it significant influence over the group;

• has joint control over the group;

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

(vii) the party is a post-employment benefit plan for the benefit of employees of the group, or of any entity that is a related party of the group.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

4.	CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS (Continued)

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

5.	TURNOVER

Revenue, which is also the group's turnover, represents total invoiced value of goods supplied, less discounts and returns.

6.	OTHER INCOME

	2007	2006
	HK$	HK$

Gain on disposal of property, plant and equipment	347,500	150
Interest income	2,289,039	1,761,425
Rental income, less outgoings	268,800	268,800
Sundry income	1,787,853	768,306

	4,693,192	2,798,681

7.	FINANCE COSTS

	2007	2006
	HK$	HK$
Interest charges on :
- Discounted bills	405,953	265,063

8.	PROFIT BEFORE INCOME TAX

	2007	2006
	HK$	HK$

Profit before income tax is arrived at after charging :
Amortisation of advanced lease payments	424,328	415,454
Auditors' remuneration	270,000	187,020
Cost of inventories recognised as expenses	213,147,126	125,843,197
Depreciation of property, plant and equipment	5,752,971	4,414,388
Exchange loss, net	1,141,163	598,754
(Gain)/loss on disposal of property, plant and equipment	(347,500)	9,178
Operating lease charges in respect of land and buildings	1,343,100	1,334,433
Retirement benefits scheme contributions	255,399	226,818
Staff costs (excluding retirement benefits scheme contributions)	23,430,733	14,213,294

9.	INCOME TAX EXPENSE

	2007	2006
	HK$	HK$

The tax charge comprises :
Hong Kong profits tax
- current year	6,480,183	3,922,325
- under/(over)provision in prior years	1,549	(71,627)

PRC Foreign Enterprise Income Tax
- current year	1,100,442	-
- under provision in prior years	732,849	-

	8,315,023	3,850,698

Deferred tax (Note 25)
- current year	533,712	62,000

Total income tax expense	8,848,735	3,912,698

Hong Kong profits tax has been provided at the rate of 17.5% (2006 : 17.5%) on the group's estimated assessable profits arising in Hong Kong for the year.

Reconciliation between tax expense and accounting profit at applicable tax rates :

	2007	2006
	HK$	HK$

Profit before income tax	74,021,948	36,228,139

Notional tax on profit before income tax, calculated at the rates applicable to profits in the tax jurisdictions concerned	12,867,002	6,028,317
Tax effect of non-deductible expenses	440,037	1,105,380
Tax effect of non-taxable revenue	(6,390,922)	(4,248,502)
Tax effect on temporary differences not recognised	(160,409)	478,546
Tax effect on unrecognised tax losses	1,358,629	620,584
Under/(over)provision in prior years	734,398	(71,627)

Actual tax expense	8,848,735	3,912,698

10.	PROFIT FOR THE YEAR

Of the consolidated profit attributable to shareholders of HK$65,173,213 (2006 : HK$32,315,441), HK$74,184,879 (2006 : HK$39,334,216) has been dealt with in the financial statements of the company.

11. DIVIDENDS

	2007	2006
	HK$	HK$
Dividends attributable to the year :

First interim dividend of HK$1,165,043 (2006 : HK$1,667,865) per share	2,330,086	3,335,730
Second interim dividend of HK$4,352,339 (2006 : HK$2,336,824) per share	8,704,677	4,673,649
Third interim dividend of HK$4,421,894 (2006 : HK$2,014,406) per share	8,843,788	4,028,813
Fourth interim dividend of HK$4,994,086 (2006 : HK$2,562,586) per share	9,988,171	5,125,173

	29,866,722	17,163,365

12.	PROPERTY, PLANT AND EQUIPMENT

Group

	Buildings	Leasehold improvements	Construction in progress	Plant and machinery	Furniture and fixtures	Motor vehicles	Computer equipment and software	Total
	HK$	HK$	HK$	HK$	HK$	HK$	HK$	HK$
At 1 April 2005
Cost	13,711,906	10,813,890	18,254,227	29,168,238	4,001,317	4,802,240	1,731,260	82,483,078
Accumulated depreciation	(7,852,998)	(8,914,682)	-	(23,475,200)	(3,352,164)	(2,374,950)	(1,471,013)	(47,441,007)

Net book amount	5,858,908	1,899,208	18,254,227	5,693,038	649,153	2,427,290	260,247	35,042,071

Year ended 31 March 2006
Opening net book amount	5,858,908	1,899,208	18,254,227	5,693,038	649,153	2,427,290	260,247	35,042,071
Additions	71,154	43,319	6,332,090	2,828,123	991,463	183,182	181,547	10,630,878
Disposals	-	(11,083)	-	(1,733)	(2,280)	-	(808)	(15,904)
Depreciation	(1,271,697)	(769,939)	-	(1,026,319)	(304,012)	(767,634)	(274,787)	(4,414,388)
Exchange differences	-	-	395,175	-	2,513	19,476	840	418,004
Reclassifications	22,971,168	-	(24,981,492)	2,010,324	-	-	-	-

Closing net book amount	27,629,533	1,161,505	-	9,503,433	1,336,837	1,862,314	167,039	41,660,661

At 31 March 2006
Cost	36,754,228	10,822,209	-	33,801,485	4,976,520	5,016,736	1,896,641	93,267,819
Accumulated depreciation	(9,124,695)	(9,660,704)	-	(24,298,052)	(3,639,683)	(3,154,422)	(1,729,602)	(51,607,158)

Net book amount	27,629,533	1,161,505	-	9,503,433	1,336,837	1,862,314	167,039	41,660,661

Year ended 31 March 2007
Opening net book amount	27,629,533	1,161,505	-	9,503,433	1,336,837	1,862,314	167,039	41,660,661
Additions	18,091	714,741	3,447,558	12,564,831	245,753	782,951	233,057	18,006,982
Disposals	-	-	-	-	(660)	(15,555)	(150)	(16,365)
Depreciation	(2,171,707)	(763,209)	-	(1,472,889)	(392,155)	(761,851)	(191,160)	(5,752,971)
Exchange differences	953,978	-	-	240,544	35,102	40,931	1,322	1,271,877
Reclassifications	957,159	-	(2,837,672)	1,880,513	-	-	-	-

Closing net book amount	27,387,054	1,113,037	609,886	22,716,432	1,224,877	1,908,790	210,108	55,170,184

At 31 March 2007
Cost	38,684,246	10,630,874	609,886	48,310,888	5,204,128	5,589,456	2,130,013	111,159,491
Accumulated depreciation	(11,297,192)	(9,517,837)	-	(25,594,456)	(3,979,251)	(3,680,666)	(1,919,905)	(55,989,307)

Net book amount	27,387,054	1,113,037	609,886	22,716,432	1,224,877	1,908,790	210,108	55,170,184

12.	PROPERTY, PLANT AND EQUIPMENT

Company

	Buildings	Leasehold Improvements	Plant and machinery	Furniture and fixtures	Motor vehicles	Computer equipment and software	Total
	HK$	HK$	HK$	HK$	HK$	HK$	HK$
At 1 April 2005
Cost	2,829,732	2,783,937	2,571,809	1,576,376	1,944,233	1,022,948	12,729,035
Accumulated depreciation	(1,947,748)	(2,160,024)	(171,429)	(1,259,632)	(1,606,890)	(780,628)	(7,926,351)

Net book amount	881,984	623,913	2,400,380	316,744	337,343	242,320	4,802,684

Year ended 31 March 2006
Opening net book amount	881,984	623,913	2,400,380	316,744	337,343	242,320	4,802,684
Additions	-	6,800	1,230,371	20,990	-	119,074	1,377,235
Disposals	-	-	-	-	-	-	-
Depreciation	(141,486)	(191,471)	(301,321)	(105,894)	(181,717)	(233,613)	(1,155,502)
Exchange differences	-	-	-	-	-	-	-
Reclassifications	-	-	-	-	-	-	-

Closing net book amount	740,498	439,242	3,329,430	231,840	155,626	127,781	5,024,417

At 31 December 2005
Cost	2,829,732	2,790,737	3,802,180	1,593,416	1,944,233	1,125,032	14,085,330
Accumulated depreciation	(2,089,234)	(2,351,495)	(472,750)	(1,361,576)	(1,788,607)	(997,251)	(9,060,913)

Net book amount	740,498	439,242	3,329,430	231,840	155,626	127,781	5,024,417

Year ended 31 March 2007
Opening net book amount	740,498	439,242	3,329,430	231,840	155,626	127,781	5,024,417
Additions	-	714,741	8,825,718	160,399	-	204,312	9,905,170
Disposals	-	-	-	(660)	-	(150)	(810)
Depreciation	(141,487)	(231,656)	(722,477)	(103,723)	(107,921)	(155,767)	(1,463,031)
Exchange differences	-	-	-	-	-	-	-
Reclassifications	-	-	-	-	-	-	-

Closing net book amount	599,011	922,327	11,432,671	287,856	47,705	176,176	13,465,746

At 31 March 2007
Cost	2,829,732	2,599,402	12,627,898	1,689,183	1,944,233	1,324,164	23,014,612
Accumulated depreciation	(2,230,721)	(1,677,075)	(1,195,227)	(1,401,327)	(1,896,528)	(1,147,988)	(9,548,866)
Net book amount	599,011	922,327	11,432,671	287,856	47,705	176,176	13,465,746

13.	ADVANCED LEASE PAYMENTS

	Group		Company
	2007	2006	2007	2006
	HK$	HK$	HK$	HK$
Land use rights	8,644,540	7,516,731	-	-
Advanced lease payments, net	930,239	1,191,701	930,239	1,191,701
	9,574,779	8,708,432	930,239	1,191,701

14.	AVAILABLE-FOR-SALE FINANCIAL ASSETS

	Group		Company
	2007	2006	2007	2006
	HK$	HK$	HK$	HK$
Available-for-sale financial assets :
Listed outside Hong Kong, at market value	26,823,106	34,277,991	26,823,106	34,277,991

15.	INTERESTS IN SUBSIDIARIES

Company

	2007	2006
	HK$	HK$
Unlisted shares, at cost	78,007,160	39,993,130
Less : Impairment	(200,000)	(200,000)
	77,807,160	39,793,130

Amount due to a subsidiary	(8)	(8)
	77,807,152	39,793,122

At 31 March 2007 and 31 March 2006, the amount due to a subsidiary is unsecured, interest-free and has no fixed terms of repayment and the amounts due from subsidiaries are repayable on demand and accordingly, are classified as current assets (note 18).

15.	INTERESTS IN SUBSIDIARIES (Continued)

Details of the subsidiaries as at 31 March 2007 are as follows :

Name	Place of incorporation/ establishment	Nominal value of issued capital/registered capital	Percentage of issued capital held by the company directly	Principal activities
Fujian Taisun Electronics Technologies Co., Ltd.	The PRC	US$15,000,000	100%	Manufacture of consumer electronic products (trial production in progress)

Fujian Taisun Fire Safety Technologies Co., Ltd.	The PRC	US$5,000,000	100%	Manufacture of consumer electronic products (operations not commenced yet)

Sound Well (Hong Kong) Co. Limited	Hong Kong	HK$200,000	100%	Trading of consumer electronic products and investment holding

Kimbager International Limited	British Virgin Islands	US$1	100%	Trading of machinery and equipment

Kimbager Limited	Hong Kong	HK$10,000	100%	Dormant

16.	INVENTORIES

	Group		Company
	2007	2006	2007	2006
	HK$	HK$	HK$	HK$
Raw materials	20,187,005	10,583,470	20,187,005	10,583,470
Work in progress	4,651,337	3,420,355	4,651,337	3,420,355
Finished goods	5,602,741	4,919,080	5,602,741	4,919,080
	30,441,083	18,922,905	30,441,083	18,922,905

17.	TRADE AND OTHER RECEIVABLES

	Group
	2007	2006
	HK$	HK$
Accounts receivable	3,785,249	3,511,654
Bills receivable	2,853,162	3,435,122
Deposits, prepayments and other receivables	2,571,102	1,334,007
	9,209,513	8,280,783

18.	AMOUNTS DUE FROM SUBSIDIARIES

	2007	2006
	HK$	HK$
Trade *	26,651,604	7,371,509
Non-trade **	13,472,976	20,251,108
	40,124,580	27,622,617
Less : Impairment	(975,147)	(975,147)
	39,149,433	26,647,470

*
The amount is unsecured and arises from trading activities of which the settlement period is in accordance with normal commercial terms. Interest is charged on the overdue portion over HK$1,950,000 (equivalent to US$250,000) at 6% per annum.

**	The amount is unsecured, interest-free and repayable on demand.

19.	LOAN TO A SHAREHOLDER

The loan to a shareholder is unsecured, interest bearing at 6% per annum and is repayable on demand.

20.	AMOUNT DUE TO A RELATED COMPANY/ A SHAREHOLDER

The amount is unsecured, interest-free and repayable on demand.

21.	DIVIDEND PAYABLE

At a board meeting held on 7 February 2004, the directors declared a final dividend of HK$5,850,000 per share, totalling HK$11,700,000, which was expected to be payable to the shareholders upon successful initial listing of the company's shares on the Main Board of The Stock Exchange of Hong Kong Limited ("the HKEX").

22.	AMOUNT DUE TO A DIRECTOR

During the year a director of the company paid RMB200,000 (equivalent to HK$200,000) on behalf of Fujian Taisun Fire Safety Technologies Co., Ltd., a wholly owned subsidiary of the company, for the purchase of the use rights for a parcel of land in the PRC. The amount is unsecured, interest free, and repayable upon demand.

23.	LOANS FROM SHAREHOLDERS

The loans are unsecured, interest-free and repayable on demand by the respective shareholders with the consent of each other and upon successful initial listing of the company's shares on the Main Board of HKEX, whichever is earlier.

24.	COLLATERALISED BANK ADVANCES

This amount represents the recognition of the bills discounted with recourse at 31 March 2007.

25.	DEFERRED TAX

At 31 March 2007, the major deferred tax liabilities recognised in the balance sheets and the movements during the current and prior years :

Group and Company

Accelerated tax depreciation
HK$
Balance at 1 April 2005	193,000
Charge to income statement	62,000
Balance at 31 March 2006	255,000
Charge to income statement (Note 9)	533,712
Balance at 31 March 2007	788,712

25.	DEFERRED TAX (Continued)

	2007	2006
	HK$	HK$
Deferred tax liabilities recognised in the balance sheets of the group and company	788,712	255,000

At the balance sheet date, the major components of the deferred tax asset that has not been recognised is the temporary differences in respect of the pre-operating expenses incurred by Fujian Taisun Electronics Technologies Co., Ltd. and Fujian Taisun Fire Safety Technologies Co., Ltd, the PRC subsidiaries of the company, of approximately HK$2,266,161 (2006 : HK$1,524,303) and HK$313,109 (2006 : NIL), respectively, as it is not certain that future taxable profits will be available against which these deductible temporary difference may be utilised.

26.	SHARE CAPITAL

	2007	2006
	HK$	HK$
Authorised :
100 ordinary shares of HK$100 each	10,000	10,000

Issued and fully paid :
2 ordinary shares of HK$100 each	200	200

27.	RESERVES

Group

	2007	2006
	HK$	HK$
Exchange reserve	3,187,863	649,522
Fair value reserve	(458,173)	(750,629)
Retained profits	133,971,371	98,664,880
	136,701,061	98,563,773

Details of the movements in the above reserves during the year are set out in the consolidated statement of changes in equity on page 10.

27.	RESERVES (Continued)

Company

	Retained profits	Fair value reserve	Total
	HK$	HK$	HK$
Adjusted balance at 1 April 2005	89,905,500	(251,023)	89,654,477

Profit for the year	39,334,216	-	39,334,216
Change in fair value of available-for-sale financial assets	-	(499,606)	(499,606)
Dividends	(17,163,365)	-	(17,163,365)
Balance at 31 March 2006	112,076,351	(750,629)	111,325,722

Profit for the year	74,184,878	-	74,184,878
Change in fair value of available-for-sale financial assets	-	292,456	292,456
Dividends	(29,866,722)	-	(29,866,722)
Balance at 31 March 2007	156,394,507	(458,173)	155,936,334

28.	OPERATING LEASE ARRANGEMENTS

At 31 March 2007, the total future minimum rental receivable under non-cancellable operating leases in respect of land and buildings are as follows :

	Group and Company
	2007	2006
	HK$	HK$
Within one year	57,600	53,265
	57,600	53,265

28.	OPERATING LEASE ARRANGEMENTS (Continued)

At 31 March 2007, the total future minimum lease payments under non-cancellable operating leases in respect of land and buildings are payable as follows :

	Group		Company
	2007	2006	2007	2006
	HK$	HK$	HK$	HK$
Within one year	399,314	1,160,600	140,000	1,000,000
In the second to fifth years	86,710	140,000	-	140,000
	486,024	1,300,600	140,000	1,140,000

The group and the company lease land and buildings under operating leases. The leases run for an initial period of one to two years, with an option to renew the leases at the expiry dates. None of the leases includes contingent rentals.

29.	CAPITAL COMMITMENTS

	Group		Company
	2007	2006	2007	2006
	HK$	HK$	HK$	HK$
Contracted but not provided for the purchase of property, plant and equipment	-	3,853,794	2,139,420	6,100,930
Contracted but not provided for the purchase of land use rights	5,834,300	-	-	-
Contracted but not provided for the construction of the factory premises in the PRC	1,374,942	2,780,697	-	-
Capital contributions payable to PRC wholly-owned subsidiaries	-	-	78,202,856	116,216,878
	7,209,242	6,634,491	80,342,276	122,317,808

30.	CONTINGENT LIABILITIES

The current and prior years' tax provisions have been prepared on the basis that the management fees and bonuses are deductible in the determination of the assessable profits of the company and the company is entitled to the offshore claims. During the year ended 31 March 2006, the company received enquiries from the Hong Kong Inland Revenue Department regarding these deductions and offshore claims. As at the date of approval of these financial statements, the outcome of the enquiries is uncertain. In the opinion of the directors, no provision for additional taxes is required. The total contingent tax exposures to the group and company in respect of the deductions and offshore claims are estimated to be approximately HK$3.8 million and HK$14.8 million, respectively.

Save as disclosed above, the group and company have no contingent liabilities at 31 March 2007.

31.	DIRECTORS' REMUNERATION

Remuneration of the directors of the company disclosed pursuant to section 161 of the Hong Kong Companies Ordinance is as follows :

	Group		Company
	2007	2006	2007	2006
	HK$	HK$	HK$	HK$
Fees	-	-	-	-
Other emoluments	-	-	-	-

32.	RELATED PARTY TRANSACTIONS

During the year, the following transactions were carried out with related parties :

	Group
	2007	2006
	HK$	HK$
Transactions with a related company
Rental expense	1,080,000	840,000
Management fee expense	4,434,600	4,434,600
Management bonus expense	7,113,550	2,914,238

Transactions with a shareholder
Sales	148,477,931	95,570,482
Purchases	8,451,104	5,713,786
Sales commission expense	2,250,179	605,942
Interest income	195,000	234,000

Transactions with a director
Rental expenses	-	240,000

33.	MAJOR NON-CASH TRANSACTION

During the year ended 31 March 2007, HK$5,517,381 (2006 : HK$4,004,689) of the dividends for the year was settled through the current account with a shareholder.

34.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

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

34.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)

(b) Foreign currency risk

The group mainly operates in China and is exposed to foreign exchange risk arising from various currency exposures, primarily with respect to the US dollar and Reminibi ("RMB"). The HK dollar is pegged to the US dollar at an exchange rate of approximately 7.8, the foreign exchange exposure between US dollar and HK dollar is therefore minimal. For assets and transactions denominated in RMB, the group is exposed to foreign exchange risk arising from the exposure of the RMB against the HK dollar. The group manages its foreign exchange risk by actively monitoring its foreign currency transactions.

(c) Credit risks

The group's bank balances are all deposited with major banks in Hong Kong and the PRC.

The carrying amount of trade and other receivables represent the group's maximum exposure to credit risk in relation to its financial assets. No other financial assets carry a significant exposure to credit risk. The group's trade and other receivables are actively monitored to avoid significant concentrations of credit risk.

(d) Fair values

The fair values of the group's current financial assets and liabilities are not materially different from their carrying amounts because of the immediate or short term maturity of these financial instruments.

35.	SUBSEQUENT EVENT

Subsequent to the balance sheet date, a subsidiary of the company has entered into a factory construction agreement representing a total commitment of HK$8,480,000.