Form 10-Q
period 2007-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2007-08-14
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2007

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

At August 14, 2007, the number of shares outstanding of the registrant’s common stock was 2,481,078.

TABLE OF CONTENTS

		Page
Part I - Financial Information
Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets at June 30, 2007
	and March 31, 2007	3

	Consolidated Statements of Earnings for the Three	4
	Months Ended June 30, 2007 and 2006

	Consolidated Statements of Cash Flows for the Three	5
	Months Ended June 30, 2007 and 2006

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	14

Item 4.	Controls and Procedures	14

Part II - Other Information

Item 1.	Legal Proceedings	15

Item 6.	Exhibits	15

	Signatures	16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	March 31, 2007
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$336,541	$240,545
Accounts receivable:
Trade less allowance for doubtful accounts of $15,000	3,204,500	2,555,895
Employees	18,650	22,073
	3,223,150	2,577,968
Amount due from factor	7,959,306	7,158,597
Inventories, net of allowance for obsolete inventory of $40,000	12,183,418	11,318,734
Prepaid expenses	349,192	237,666
TOTAL CURRENT ASSETS	24,051,607	21,533,510

DEFERRED TAX ASSET	810,933	808,566
INVESTMENT IN JOINT VENTURE	9,672,034	9,072,284
PROPERTY AND EQUIPMENT - NET	4,103,184	3,030,060
GOODWILL	1,890,304	1,732,562
OTHER ASSETS	15,486	18,486
TOTAL ASSETS	$40,543,548	$36,195,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of note payable - factor	$3,687,379	$2,254,966
Current portion of notes payable - other	211,639	231,625
Current portion of lease obligation	92,084	74,394
Accounts payable	6,530,743	6,777,283
Accrued liabilities:
Litigation reserve	724,192	703,193
Payroll and employee benefits	737,695	622,083
Commissions and other	660,257	691,981
TOTAL CURRENT LIABILITIES	12,643,989	11,355,525
LONG-TERM OBLIGATIONS:
Note payable - factor, net of current portion	2,031,115	-
Capital lease obligations, net of current portion	131,086	168,062
Long-term obligations	86,000	-
COMMITMENTS AND CONTINGENCIES	-	-
Minority interest	-	-
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding 2,481,078 and 2,475,612 shares at June 30, 2007 and March 31, 2007, respectively	24,822	24,756
Additional paid-in capital	13,308,824	13,214,025
Retained earnings	12,142,554	11,545,304
Other comprehensive income (loss)	175,158	(112,204)
TOTAL SHAREHOLDERS’ EQUITY	25,651,358	24,671,881
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,543,548	$36,195,468

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,
	2007	2006

Net sales	$12,955,431	$8,038,437
Cost of goods sold	9,877,428	5,257,920

GROSS PROFIT	3,078,003	2,780,517

Research and development expense	69,890	52,312
Selling, general and administrative expense	2,254,692	1,846,813
Loss on currency translation	(42,165)	-

Operating income	711,256	881,392

Other income (expense):
Interest income	-	16,597
Interest expense	(90,128)	(7,500)

INCOME BEFORE EARNINGS FROM AFFILIATES	621,128	890,489

Equity in earnings of Joint Venture	599,750	1,052,979

NET INCOME BEFORE TAXES and MINORITY INTEREST	1,220,878	1,943,468

Provision for income tax	429,876	366,000

NET INCOME BEFORE MINORITY INTEREST	791,002	1,577,468

Minority interest	-	-

NET INCOME	$791,002	$1,577,468

Net income per common share amounts:
Basic	$0.32	$0.68
Diluted	$0.31	$0.62

Weighted average number of common shares outstanding:
Basic	2,479,979	2,309,601
Diluted	2,533,733	2,534,371

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$791,002	$1,577,468
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	76,345	3,212
Earnings of the Joint Venture	(599,750)	(1,052,979)
Changes in operating assets and liabilities:
Increase in accounts receivable and amounts due from factor	(1,082,855)	(289,478)
Increase in inventories and prepaid expenses	(971,253)	(1,235,301)
Decrease in accounts payable and accrued expenses	(548,974)	(253,589)
Increase in deferred tax asset	(2,367)	-

NET CASH (USED IN) OPERATING ACTIVITIES	(2,337,852)	(1,250,667)

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,149,469)	-

NET CASH (USED IN) INVESTING ACTIVITIES	(1,149,469)	-

FINANCING ACTIVITIES:
Tax benefit from exercise of stock options	44,178	366,000
Borrowings net of repayments from Commercial Bank	3,463,528	-
Payments of notes payable acquired in acquisition	(19,986)	-
Payments of lease obligation	(19,286)	-
Proceeds from issuance of common stock from exercise of employee stock options	50,779	389,409

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,519,213	755,409

Impact of foreign currency on cash	64,104	-

INCREASE (DECREASE) IN CASH	95,996	(459,258)

Cash at beginning of period	240,545	3,015,491

CASH AT END OF PERIOD	$336,541	$2,520,233

Supplemental information:
Interest paid	$90,128	$17,941

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Statement of Management

The consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its majority owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the Company’s March 31, 2007 audited financial statements filed with the Securities and Exchange Commission on Form 10-K. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

All share and per share amounts included in the consolidated financial statements have been retroactively adjusted to reflect a 4-for-3 stock dividend paid on October 16, 2006 to shareholders of record on September 25, 2006.

Acquisition

On October 2, 2006, 2113824 Ontario, Inc., a newly formed wholly owned subsidiary of the Company, acquired two-thirds of the issued and outstanding capital stock of International Conduits, Inc. (Icon) and Intube, Inc. (Intube). Icon and Intube are based in Toronto, Canada and manufacture and distribute electrical mechanical tubing (EMT) steel conduit. Icon also sells home safety products primarily purchased from USI. The purchase price for the capital stock of Icon and Intube was $1,923,623 in cash. The primary purpose of the Icon and Intube acquisition was to expand our product offering and service the commercial construction market. On April 2, 2007, Icon and Intube were amalgamated (merged) under the laws of the Province of Ontario, Canada to form one corporation. All operations were continued under International Conduits, Inc. (Icon).

The acquisition described above was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to reflect the fair value of assets and liabilities acquired at the date of acquisition. The goodwill from the acquisition is fully allocated to the Company’s Canadian operations.

The results of these acquisitions, had they been consummated at the beginning of each period shown, are included in the pro forma information below. This unaudited pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of each three month period and is not necessarily indicative of results that may be obtained in the future.

	Three Months Ended June 30,
	2007	2006
Revenue	$3,269,773	$4,422,475
Net (loss) Income	(415,799)	20,917
(Loss)/Earnings per share (diluted)	($0.16)	$0.01

Goodwill

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

Income Taxes

A provision for federal and state income taxes of $429,876 and $366,000 has been provided for the three month period ended June 30, 2007 and 2006, respectively. For income tax purposes, this provision is reduced by a $44,178 and $366,000 benefit derived from deductions associated with the exercise of employee stock options for the three month periods ended June 30. Under FAS 123, the tax benefit of this deduction has been treated as a credit to additional paid in capital and will not require a cash payment for income taxes. For the three month period ended June 30, 2007, federal and state income taxes are $388,469 and $41,407, respectively.

On April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before recognition in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

In connection with the adoption of FIN 48, the Company recorded a liability of approximately $86,000 for income taxes, interest and penalties related to unrecognized tax benefits. Simultaneously, the Company recorded a reduction to retained earnings. With the adoption of FIN 48, the Company has chosen to treat interest and penalties related to uncertain tax liabilities as income tax expense.

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Joint Venture”), that has manufacturing facilities in the People’s Republic of China, for the manufacturing of security products. The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the three months ended June 30, 2007 and 2006:

	2007	2006
Net sales	$8,961,882	9,043,990
Gross profit	2,338,140	3,387,793
Net income	1,080,789	2,244,414
Total current assets	13,793,083	11,706,237
Total assets	25,458,275	22,141,256
Total current liabilities	6,779,592	7,239,877

During the three months ended June 30, 2007 and 2006, respectively, the Company purchased $6,271,324 and $3,670,969 of products from the Joint Venture. At June 30, 2007 and March 31, 2006, the Company had amounts payable to the Joint Venture of $250,000 and $500,000, respectively. For the quarters ended June 30, 2007 and 2006, the Company has adjusted its equity in earnings of the Joint Venture to reflect a reduction of $59,355 and $69,228 for inter-company profit in inventory as required by US GAAP.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries acquired in October 2006 have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" and SFAS No. 130, "Reporting Comprehensive Income." Translation adjustments are included in other comprehensive income. All balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the current exchange rate at the balance sheet date. Statement of operations items are translated at the average foreign currency exchange rates. The resulting foreign currency translation adjustment is recorded in accumulated other comprehensive income (loss). The Company has no other components of comprehensive income (loss).Gains and losses from foreign currency transactions are included in the consolidated statements of income. The Company maintains cash in foreign banks to support its operations in Canada and Hong Kong.

Capital Lease Obligation

The Company’s Canadian subsidiary is party to capital lease agreements to lease equipment for various periods from 2007 through 2011. Minimum amounts payable for equipment leases for each of the next four years and in aggregate are as follows:
2008	$77,550
2009	103,368
2010	49,549
2011	24,750
Total minimum lease payments	255,217
Less: amount representing interest	(32,047)
223,170
Less: current portion	92,084
$131,086

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

The Company’s Canadian operations consist of the operations of its majority-owned subsidiary, Icon, acquired by the Company in October 2006 and operated from offices in Toronto, Ontario, with sales in both Canada and the United States. The primary product line of the Canadian segment is EMT conduit sold to the electrical distribution trade. Icon also sells home safety devices purchased primarily from the Company.

USI had sales of EMT conduit of $935,417 through its distribution network. Icon’s sales of safety products during the quarter ended June 30, 2007 totaled $108,449.

For the period ended June 30, 2007, no inter-company allocation of expenses has been made between the Company and Icon.

The following chart provides segmental information on the U.S. and Canadian operations of the Company for the three months ended June 30, 2007 (all figures are presented in U.S. dollars):

	U.S. Operations	Canadian Operations
Net sales	$10,449,343	$2,506,088
Cost of sales	7,734,009	2,143,419
Gross profit	2,715,334	362,669
Selling, general and administrative, and
research and development	1,621,867	744,880
Operating income (loss)	1,093,467	(382,211)
Equity in earnings of Joint Venture	599,750	-
Interest income (expense)	(58,497)	(31,631)
Net income (loss) before taxes	1,634,720	(413,842)
Provision for income taxes (benefit)	429,876	-
Net income (loss)	1,204,844	(413,842)

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three month period ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,
	2007	2006
Weighted average number of common shares outstanding for basic EPS	2,479,979	2,309,601
Shares issued upon the assumed exercise of outstanding stock options	53,754	224,770
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,533,733	2,534,371

At June 30, 2007 and 2006, there were no securities outstanding whose issuance would have an anti-dilutive effect on the earnings per share calculation.

Credit Facility

In June 2007, Icon entered into a credit agreement with CIT Financial, Ltd. to provide a term loan and a line of credit facility.

The term loan in the amount of US$3,000,000 is repayable in thirty-six (36) equal monthly principal installments of US$83,333 plus interest at the Canadian prime rate plus .25% (6.0% at June 30, 2007). The loan is collateralized by all of the assets of Icon and by the corporate guarantees of the Company. The balance outstanding at June 30, 2007 is US $3,031,116.

The line of credit facility is in the maximum amount of US$7,000,000, with borrowings based on specified percentages of accounts receivable and inventory of Icon. Amounts borrowed under the facility bear interest at the Canadian prime rate plus .25% (6.0% at June 30, 2007) and are payable with interest upon demand. The facility is collateralized by all of the assets of Icon and by the corporate guarantee of the Company. The balance outstanding at June 30, 2007 is US$1,654,967.

Notes Payable - Other

Notes payable - other consists of three notes payable to former stockholders of Icon, the Company’s majority-owned subsidiary. The notes are payable in three remaining monthly installments of principal and interest totaling $15,343, with a balloon payment in October 2007 of $180,789. The notes are non-collateralized, bear interest at 4.0%, and are guaranteed by the Company.

Stock Based Compensation

As of June 30, 2007, under the terms of the Company’s Non-Qualified Stock Option Plan, as amended, 877,777 shares of our common stock are reserved for the granting of stock options, of which 873,545 have been issued, leaving 4,232 available for issuance.

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

As a result of adopting SFAS No. 123R, net income for the three months ended June 30, 2007 was reduced by $6,438. No portion of employees’ compensation, including stock compensation expense, was capitalized during the period.

During the three month period ended June 30, 2007, 5,466 shares of our common stock have been issued as a result of the exercise of the options granted under the plan. The tax benefit, for income tax purposes, of $44,178 from the exercise of these stock options is presented as a cash flow from financing activities.

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

Stock Option Activity. During the three month period ended June 30, 2007, no stock options were granted.

Stock Compensation Expense. We have elected to continue straight-line amortization of stock-based compensation expense over the requisite service period. Prior to the adoption of SFAS No. 123R, we recognized the effect of forfeitures in our pro forma disclosures as they occurred. In accordance with the new standard, we have estimated forfeitures and are only recording expense on shares we expect to vest. For the three months ended June 30, 2007, we recorded $6,438 of stock-based compensation cost as general and administrative expense in our statement of operations. No forfeitures have been estimated. No portion of employees’ compensation including stock compensation expense was capitalized during the period.

As of June 30, 2007, there was $21,161 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully amortized within three years. The aggregate intrinsic value of currently exercisable options was $611,526 at June 30, 2007.

Recently Issued Accounting Pronouncements

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

OVERVIEW

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three months ended June 30, 2007 and 2006 relate to the operational results of the Company only. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

During October 2006, we acquired a majority interest in Icon, our Canadian subsidiary which manufactures and distributes EMT steel conduit. As we previously announced, we believe that this acquisition will further leverage our existing U.S. electrical distribution network and diversify our revenue streams within the commercial market. For the quarter ended June 30, 2007, our U.S. operations had sales of $935,417 from EMT conduit products, while our Canadian subsidiary generated $2,397,639 in EMT conduit sales and $108,449 in safety product sales. For the quarter, our Canadian operations’ gross profit margin was 14.39% and reported an operating loss of $382,211 and a net loss of $413,842. Management believes that we must focus on increasing EMT conduit production capacity for our Canadian operations thereby increasing revenues and gross profit margins to achieve profitability in our Canadian operations. To further these goals, we have increased the production capacity of the Canadian facility and have focused sales efforts to Canadian and U.S. customers.

Our reported results of operations for the three months ended June 30, 2007 include our Canadian operations. We acquired the Canadian operations in the third fiscal quarter of the fiscal year ended March 31, 2007. Accordingly, we reported the results of our Canadian operations in our first fiscal quarter of 2008 and discuss these results only in the section below for the three months ended June 30, 2007.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 and 2006

Sales. Net sales for the three months ended June 30, 2007 were $12,955,431 compared to $8,038,437 for the comparable three months in the prior fiscal year, an increase of $4,916,994 (61.17%). The primary reasons for the increase in net sales volumes was that our sales included $2,506,088 in sales by our Canadian operations and $3,310,994 of sales by our U.S. operations to a national home improvement retailer. Sales of our core product lines to the electrical distribution trade, including smoke alarms, carbon monoxide alarms and GFCI units decreased by $900,088 due to a decrease in new home construction during the quarter.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 23.8% and 34.6% of sales for the quarters ended June 30, 2007 and 2006, respectively. The decrease in gross profit margin was primarily due to a lower gross profit margin realized by our Canadian operations and lower gross margins on sales to a national home improvement retailer.

Our U.S. operations’ gross profit margin for the quarter ended June 30, 2007 was 26% compared to 34.6% for the quarter ended June 30, 2006, a 24.91% decrease. The primary reason for this decrease was a reduction in the gross profit achieved on sales to a national home improvement retailer and sales of EMT products at lower gross profit margins. Our Canadian operations’ gross profit margin for the quarter ended June 30, 2007 was 14.47%. We believe that increasing EMT conduit production capacity for our Canadian operations will have a significant impact on the Canadian operations’ gross profit margins.

Expenses. Research and development, and selling, general and administrative expenses increased by $467,622 from the comparable three months in the prior year. As a percentage of net sales, these expenses decreased to 18.27% for the three month period ended June 30, 2007, from 23.6% for the 2006 period.

Research and development, and selling, general and administrative expenses for our U.S. operations decreased by $277,258 from the comparable three months in the prior year, and, as a percentage of net sales, these expenses were 15.09% for the three month period ended June 30, 2007, and 23.6% for the comparable 2006 period. The decrease in these expenses as a percentage of sales was primarily due to variable costs that did not increase at the same rate as sales. Selling, general and administrative expenses for our Canadian operations were $702,715, or 28.04% of net sales.

Interest Expense and Income. Our interest expense, net of interest income, was $90,128 for the quarter ended June 30, 2007, compared to net interest income of $9,097 for the quarter ended June 30, 2006. Net interest expense resulted from borrowings by us and by our Canadian subsidiary in support of our Canadian subsidiary.

Income Taxes. During the quarter ended June 30, 2007, the Company had a net income tax expense of $429,876. For the corresponding 2006 period, the Company has a provision for income taxes of $366,000.

Net Income. We reported net income of $791,002 for the quarter ended June 30, 2007, compared to net income of $1,577,468 for the corresponding quarter of the prior fiscal year. The primary reasons for the decrease in net income is a decrease of $453,229 in the Company’s equity in the earnings of the Joint Venture from the same period of the prior year and a loss from operations of our Canadian subsidiary of $413,842.

Net income for our U.S. operations was $1,204,844 for the quarter ended June 30, 2007, compared to net income of $1,577,468 for the corresponding quarter of the prior fiscal year, primarily due to decreased Joint Venture earnings. Our Canadian subsidiary had a net loss of $413,842 for the quarter ended June 30, 2007.
FINANCIAL CONDITION AND LIQUIDITY

The Company has a Factoring Agreement which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum amount available under the Factoring Agreement is currently $10,000,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments and reduced by $3,000,000 representing the Company’s guarantee of the term loan facility of Icon, we had $3,247,000 available under the Factoring Agreement. The amount borrowed under this agreement is $359,887 as of June 30, 2007. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender. At June 30, 2007, the prime rate was 8.25%. Borrowings are collateralized by all of our accounts receivable and inventory.

Icon, our majority-owned Canadian subsidiary, has a line of credit facility with CIT Group/Commercial Services, Inc. This facility, in the amount of US$7,000,000 is payable on demand, bears interest at the bank’s prime rate of interest plus .25% (effective rate 6.0% at June 30, 2007) and is collateralized by all of the assets of the Canadian subsidiaries and by the guarantees of the Company and its wholly owned subsidiary, 2113824 Ontario, Inc. Advances under the line of credit facility are based on specified percentages of trade accounts receivable and inventory. At June 30, 2007, the Canadian subsidiaries had borrowed CAD $1,752,586 (US $1,654,967) of the total amount available under the terms of the line of credit facility.

Our non-factored accounts receivable as of the end of our last fiscal year (net of allowances for doubtful accounts) were $2,555,895, and were $3,204,500 as of June 30, 2007. The increase in non-factored trade accounts receivable during the first three months of the current fiscal year is due to the consolidation of accounts receivable of our acquired Canadian subsidiaries. Our prepaid expenses as of the end of our last fiscal year were $237,666, and were $349,192 as of June 30, 2007. The increase in prepaid expenses during the first three months of the current fiscal year is due to the timing of premium payments to various insurance carriers, and the prepayment of estimated federal and state income taxes.

Operating activities used cash of $2,337,852 for the three months ended June 30, 2007. This was primarily due to an increase in accounts receivable and due from factor of $1,082,855, a decrease in accounts payable and accrued expenses of $548,974, increases in inventories and prepaid expenses of $971,253, and earnings of the Joint Venture of $599,750. For the same period last year, operating activities used cash of $1,250,667, primarily as a result of unremitted earnings of the Hong Kong Joint Venture and increases in accounts receivable, inventory and prepaid expenses.

Investing activities used cash of $1,149,469 during the three months ended June 30, 2007 as a result of the acquisition of property and equipment.

Financing activities provided cash of $3,519,213 principally as a result of financing provided by a commercial lending corporation, net of loan repayments, of $3,463,528. In the comparable three months in the prior year, financing activities provided $755,409 from the issuance of common stock from the exercise of employee stock options.

We believe that funds available under the Factoring Agreement, distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital in the ordinary course of our business over the next twelve months and over the long term.
JOINT VENTURE

Net Sales. Net sales of the Joint Venture for the three months ended June 30, 2007 were $8,961,882, compared to $9,043,990, for the comparable period in the prior fiscal year. The decrease in net sales for the three month period was due to decreased sales of smoke alarm products to non-related customers.

Net Income. Net income for the three months ended June 30, 2007 was $1,080,789, compared to $2,244,414 in the comparable period last year. The 51.85% decrease in net income for the three month period was due primarily to reduced sales to non-related customers.

Gross Margins. Gross margins of the Joint Venture for the three month period ended June 30, 2007 decreased to 26.09% from 37.5% for the 2006 period. Since gross margins depend on sales volume of various products, changes in the sales mix to non-related customers caused these changes in gross margins.

Expenses. Selling, general and administrative expenses were $1,245,860, for the three month period ended June 30, 2007, compared to $1,143,379 in the prior year’s period. As a percentage of sales, expenses were 13.90% for the three month period ended June 30, 2007, compared to 12.6% for the three month period ended December 31, 2006. The increase in selling, general and administrative expense as a percent of sales was due to lower sales.

Interest Income and Expense. Interest expense, net of interest income, was $5,975 for the three month period ended June 30, 2007, compared to net interest income of $72,930 for the prior year’s period. Net interest expense resulted from an increase in the Joint Venture’s borrowings.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the three months ended June 30, 2007, working capital increased by $2,313,162 from $4,466,430 on March 31, 2006 to $6,779,592 on June 30, 2007.
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

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion on the application on these and other accounting policies, see Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended March 31, 2007. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

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

10.2
Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.2 to Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, File No. 1-31747)

10.3
Amended and Restated Factoring Agreement between the Registrant and The CIT Group Commercial Services Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, File No. 1-31747)

10.4
Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, File No. 1-31747)

10.5
Credit Agreement between International Conduits Ltd. (“Icon”) and CIT Financial Ltd. (“CIT Canada”), dated June 22, 2007 (“CIT Canada Credit Agreement”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 26, 2007, File No. 1-31747)

10.6
General Security Agreement between CIT Canada and Icon, dated June 22, 2007, with respect to the obligations of Icon under the CIT Canada Credit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 26, 2007, File No. 1-31747)

10.7
Guaranty made by the Registrant and USI Electric Inc., in favor of CIT Canada, dated June 22, 2007, with respect to the obligations of Icon under the CIT Canada Credit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 26, 2007, File No. 1-31747)

10.8
Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 1-31747)

10.9
Amended and Restated Employment Agreement dated July 18, 2006 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 1-31747)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications*

99.1	Press Release dated August 14, 2007*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC. (Registrant)

Date: August 14, 2007	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer