Form 10-Q
period 2007-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2007-11-14
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2007

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
Yes ☐ No ☒

At November 14, 2007, the number of shares outstanding of the registrant’s common stock was 2,489,132.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	March 31, 2007
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$944,605	$240,545
Accounts receivable:
Trade less allowance for doubtful accounts of $15,000	3,049,333	2,555,895
Employees	20,850	22,073
	3,070,183	2,577,968
Amount due from factor	6,840,874	7,158,597
Inventories, net of allowance for obsolete inventory of $40,000	11,055,548	11,318,734
Prepaid expenses	386,470	237,666
TOTAL CURRENT ASSETS	22,297,680	21,533,510

DEFERRED TAX ASSET	724,479	808,566
INVESTMENT IN JOINT VENTURE	9,939,283	9,072,284
PROPERTY AND EQUIPMENT - NET	4,725,926	3,030,060
GOODWILL	2,018,019	1,732,562
OTHER ASSETS	15,486	18,486
TOTAL ASSETS	39,720,873	$36,195,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of note payable - factor	$4,375,398	$2,254,966
Current portion of notes payable - other	181,648	231,625
Current portion of lease obligation	103,368	74,394
Accounts payable	4,852,846	6,777,283
Accrued liabilities:
Litigation reserve	725,992	703,193
Payroll and employee benefits	274,103	622,083
Commissions and other	690,240	691,981
TOTAL CURRENT LIABILITIES	11,203,595	11,355,525
LONG-TERM OBLIGATIONS:
Note payable - factor, net of current portion	1,971,250	-
Capital lease obligations, net of current portion	122,013	168,062
Long-term obligations	86,000	-
COMMITMENTS AND CONTINGENCIES	-	-
Minority interest	-	-
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding 2,486,132 and 2,475,612 shares at September 30, 2007 and March 31, 2007, respectively	24,882	24,756
Additional paid-in capital	13,304,330	13,214,025
Retained earnings	12,618,198	11,545,304
Other comprehensive income (loss)	390,605	(112,204)
TOTAL SHAREHOLDERS’ EQUITY	26,338,015	24,671,881
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,720,873	$36,195,468

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,
	2007	2006

Net sales	$13,678,994	$8,018,088
Cost of goods sold	11,744,753	5,410,166

GROSS PROFIT	1,934,241	2,607,922

Research and development expense	90,778	85,628
Selling, general and administrative expense	1,808,005	1,731,644
Loss on currency translation	93,629	-

Operating (loss) income	(58,171)	790,650

Other income (expense):
Interest income	-	23,979
Interest expense	(106,664)	(5,000)

INCOME (LOSS) BEFORE EARNINGS FROM AFFILIATES	(164,835)	809,629

Equity in earnings of Joint Venture	590,965	1,116,530

NET INCOME BEFORE TAXES AND MINORITY INTEREST	426,130	1,926,159

Provision for income tax expense	108,000	509,955

NET INCOME BEFORE MINORITY INTEREST	318,130	1,416,204
Minority interest	-	-

NET INCOME	318,130	1,416,204

Net income per common share amounts:
Basic	$0.13	$0.59
Diluted	$0.13	$0.57

Weighted average number of common shares outstanding:
Basic	2,483,605	2,412,340
Diluted	2,515,513	2,490,647

See accompanying notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Six Months Ended September 30,
	2007	2006

Net sales	$26,634,425	$16,056,525
Cost of goods sold	21,617,623	10,668,086

GROSS PROFIT	5,016,802	5,388,439

Research and development expense	160,667	137,940
Selling, general and administrative expense	4,067,255	3,578,457
Loss on currency translation	135,794	-

Operating income	653,086	1,672,042

Other income (expense):
Interest income	-	40,576
Interest expense	(196,792)	(12,500)

INCOME BEFORE EARNINGS FROM AFFILIATES	456,294	1,700,118

Equity in earnings of Joint Venture	1,190,715	2,169,509

NET INCOME BEFORE TAXES and MINORITY INTEREST	1,647,009	3,869,627

Provision for income tax expense	537,876	875,955

NET INCOME BEFORE MINORITY INTEREST	1,109,133	2,993,672

Minority interest	-	-

NET INCOME	$1,109,133	$2,993,672

Net income per common share amounts:
Basic	$0.45	$1.27
Diluted	$0.44	$1.20

Weighted average number of common shares outstanding:
Basic	2,481,802	2,361,155
Diluted	2,523,316	2,487,715

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$1,109,133	$2,993,672
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	148,651	6,198
Earnings of the Joint Venture	(1,190,715)	(2,169,509)
Changes in operating assets and liabilities:
Increase in accounts receivable and amounts due from factor	(754,953)	(492,119)
Decrease (increase) in inventories and prepaid expenses	97,622	(2,394,104)
(Decrease) increase in accounts payable and accrued expenses	(1,713,929)	472,662
Decrease (increase) in deferred tax asset and other asset	87,087	(151,000)

NET CASH USED IN OPERATING ACTIVITIES	(2,217,104)	(1,734,200)

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,844,517)	-
Dividends received from Joint Venture	323,716	707,358

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,520,801)	707,358

FINANCING ACTIVITIES:
Tax benefit from exercise of stock options	72,752	676,000
Borrowings net of repayments from Commercial Bank	4,091,683	-
Payments of notes payable acquired in acquisition	(49,977)	-
Payments of lease obligation	(17,075)	-
Proceeds from issuance of common stock from exercise of employee stock options	155,177	405,332

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,252,560	1,081,332

Impact of foreign currency on cash	189,405	-

INCREASE IN CASH	704,060	54,490

Cash at beginning of period	240,545	3,015,491

CASH AT END OF PERIOD	$944,605	$3,069,981

Supplemental information:
Interest paid	196,792	12,500
Income tax deposits	$175,000	$-

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

Goodwill

Goodwill represents the excess of the purchase price above the fair value of the net assets acquired. Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” the evaluation is a two-step process that begins with an estimation of the fair value of the reporting units. The first step assesses potential impairment and the second step measures that impairment. The measurement of possible impairment is based on the comparison of the fair value of each reporting unit with the book value of its assets. This assessment is scheduled to be completed during the quarter ended December 31, 2007.

Income Taxes

A provision for federal and state income taxes of $108,000 and $537,876 has been provided for the three and six month periods ended September 30, 2007. For income tax purposes, this provision is reduced by a $27,125 and $72,752 benefit derived from deductions associated with the exercise of employee stock options for the three and six month periods ended September 30, 2007. Under FAS 123, the tax benefit of this deduction has been treated as a credit to additional paid in capital and will not require a cash payment for income taxes. For the three month and six month periods ended September 30, 2006, federal and state income taxes are $509,955 and $875,955, respectively.

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

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Joint Venture”), that has manufacturing facilities in the People’s Republic of China, for the manufacturing of security products. The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the six month periods ended September 30, 2007 and 2006:

	2007	2006

Net sales	$15,773,412	$19,918,282
Gross profit	4,103,552	6,940,920
Net income	1,871,242	4,513,465
Total current assets	13,218,715	12,744,279
Total assets	24,745,290	23,724,951
Total current liabilities	5,817,827	7,924,951

During the six months ended September 30, 2007 and 2006, respectively, the Company purchased $10,394,619 and $7,502,482 of products from the Joint Venture. At September 30, 2007 and March 31, 2007, the Company had amounts payable to the Joint Venture of $990,984 and $3,827,445, respectively. For the quarters ended September 30, 2007 and 2006, the Company has adjusted its equity in earnings of the Joint Venture to reflect a reduction of $195,739 and $38,690 of inter-company profit in inventory as required by US GAAP.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary acquired in October 2006 has been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" and SFAS No. 130, "Reporting Comprehensive Income." Translation adjustments are included in other comprehensive income. All balance sheet accounts of the foreign subsidiary are translated into U.S. dollars at the current exchange rate at the balance sheet date. Statement of operations items are translated at the average foreign currency exchange rates. Capital accounts are translated at historical exchange rates. The resulting foreign currency translation adjustment is recorded in accumulated other comprehensive income (loss). The Company has no other components of comprehensive income (loss). Gains and losses from foreign currency transactions, such as those resulting from the settlement of payables and receivables, are included in the consolidated statements of income. The Company maintains cash in foreign banks to support its operations in Canada and Hong Kong. As of September 30, 2007 and March 31, 2007, $375,146 and $244,510 was held in foreign banks.

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

For the three and six month periods ended September 30, 2007, USI had sales of EMT conduit of $345,720 and $940,121 through its distribution network. Icon’s sales of safety products during the same period totaled $165,552 and $293,278, respectively.

For the period ended September 30, 2007, no inter-company allocation of expenses has been made between the Company and Icon.

The following chart provides segmental information on the U.S. and Canadian operations of the Company for the three and six month periods ended September 30, 2007 (all figures are presented in U.S. dollars):

	Three Months Ended September 30, 2007		Six Months Ended September 30, 2007
	U.S.	Canada	U.S.	Canada
Net sales	$9,689,537	$3,989,457	$19,375,195	$7,259,230
Cost of sales	7,747,183	3,997,570	14,710,992	6,906,631
Gross profit	1,942,354	(8,113)	4,664,203	352,599
Selling, general and administrative, and research and development	1,610,848	381,564	3,236,273	1,127,443
Operating income (loss)	331,506	(389,677)	1,427,930	(774,844)
Equity in earnings of Joint Venture	590,965	-	1,190,715	-
Interest income (expense)	(12,364)	(94,300)	(70,861)	(125,931)
Net income (loss) before taxes	910,107	(483,977)	2,547,784	(900,775)
Provision for income taxes (benefit)	108,000	-	537,876	-
Net income (loss)	802,107	(483,977)	2,009,908	(900,775)

Net Income Per Common Share

Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price during the period.

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three month period ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Weighted average number of common shares outstanding for basic EPS	2,483,605	2,412,340	2,481,802	2,361,155
Shares issued upon the assumed exercise of outstanding stock options	31,908	78,307	41,514	126,560
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,515,513	2,490,647	2,523,316	2,487,715

At September 30, 2007 and 2006, there were no securities outstanding whose issuance would have an anti-dilutive effect on the earnings per share calculation.

Credit Facility

In June 2007, Icon entered into a credit agreement with CIT Financial, Ltd. to provide a term loan and a line of credit facility.

The term loan in the original principal amount of US$3,000,000 is repayable in thirty-six (36) equal monthly principal installments of US$83,333 plus interest at the Canadian prime rate plus .25% (6.25% at September 30, 2007). The loan is collateralized by all of the assets of Icon and by the corporate guarantees of the Company. The balance outstanding at September 30, 2007 is US $2,979,351.

The line of credit facility is in the maximum amount of US$7,000,000, with borrowings based on specified percentages of accounts receivable and inventory of Icon. Amounts borrowed under the facility bear interest at the Canadian prime rate plus .25% (6.25% at September 30, 2007) and are payable with interest upon demand. The facility is collateralized by all of the assets of Icon and by the corporate guarantee of the Company. The balance outstanding at September 30, 2007 is US $3,367,298.

Notes Payable - Other

Notes payable - other, consists of three notes payable to former stockholders of Icon, the Company’s majority-owned subsidiary. The notes are payable in three remaining monthly installments of principal and interest totaling $15,343, with a balloon payment in October 2007 of $180,789. The notes are unsecured, bear interest at 4.0%, and are guaranteed by the Company.

Stock Based Compensation

As of September 30, 2007, under the terms of the Company’s Non-Qualified Stock Option Plan, as amended, 877,777 shares of our common stock are reserved for the granting of stock options, of which 873,545 have been issued, leaving 4,232 available for issuance.

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

As a result of adopting SFAS No. 123R, net income for the three months and six months ended September 30, 2007 was reduced by $6,438 and $12,876, respectively. No portion of employees’ compensation, including stock compensation expense, was capitalized during the period.

During the six month period ended September 30, 2007, 10,520 shares of our common stock have been issued as a result of the exercise of the options granted under the plan. The tax benefit, for income tax purposes, of $75,662 from the exercise of these stock options is presented as a cash flow from financing activities.

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

Stock Option Activity. During the three month and six month periods ended September 30, 2007, no stock options were granted.

Stock Compensation Expense. We utilize the straight-line amortization of stock-based compensation expense over the requisite service period. Prior to the adoption of SFAS No. 123R, we recognized the effect of forfeitures in our pro forma disclosures as they occurred. In accordance with the new standard, we have estimated forfeitures and are only recording expense on shares we expect to vest. For the three and six months ended September 30, 2007, we recorded $6,438 and $12,876 of stock-based compensation cost as general and administrative expense in our statement of operations. No forfeitures have been estimated. No portion of employees’ compensation including stock compensation expense was capitalized during the period.

As of September 30, 2007, there was $14,723 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully amortized within five quarters. The aggregate intrinsic value of currently exercisable options was $441,336 at September 30, 2007.

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

OVERVIEW

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three and six month periods ended September 30, 2007 and 2006 relate to the operational results of the Company only. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

For the three and six month periods ended September 30, 2007, we realized overall increases in sales of our core product lines. However, while our sales to the retail trade increased largely due to sales to a national home improvement retailer, our sales of our core product lines to the electrical distribution trade decreased significantly as U.S. economic conditions saw a slowdown in new home construction and sales.

During October 2006, we acquired a majority interest in Icon, our Canadian subsidiary which manufactures and distributes EMT steel conduit. We believe that this acquisition will further leverage our existing U.S. electrical distribution network and diversify our revenue streams within the commercial market. For the three and six month periods ended September 30, 2007, our U.S. operations had sales of $345,720 and $940,121 from EMT conduit products, while our Canadian subsidiary generated $3,778,589 and $7,004,648 in EMT conduit sales and $165,552 and $293,278 in safety product sales. For the quarter, our Canadian operations’ gross profit margin was (0.02%) and reported an operating loss of $389,677 and a net loss of $483,977. For the six month period, our Canadian operations’ gross profit margin was 4.9% and reported an operating loss of $774,844 and a net loss of $900,775. Our Canadian subsidiary’s losses for the three and six month periods were primarily due to an insufficient volume of sales due to a lack of capacity and an increase in the Canadian dollar that impacted sales to the U.S. market. Management continues to believe that we must focus on increasing EMT conduit production capacity for our Canadian operations thereby increasing revenues and gross profit margins to achieve profitability in our Canadian operations. To further these goals, we have acquired additional production machinery at Icon’s Ontario facility and have increased the production capacity of the Canadian facility. We have also focused sales efforts for EMT steel conduit to Canadian customers to minimize the impact of the weaker U.S. dollar. Management expects that these steps will lead to an improvement in our Canadian subsidiary’s financial performance by the fourth quarter of fiscal 2008.

Our reported results of operations for the three and six month periods ended September 30, 2007 include our Canadian operations. We acquired the Canadian operations in the third fiscal quarter of the fiscal year ended March 31, 2007. Accordingly, we reported the results of our Canadian operations in our first fiscal quarter of 2008 and discuss these results only in the section below for the three and six month periods ended September 30, 2007.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 and 2006

Sales. Net sales for the three months ended September 30, 2007 were $13,678,994 compared to $8,018,088 for the comparable three months in the prior fiscal year, an increase of $5,660,906 (70.6%). The primary reasons for the increase in net sales volumes was that our sales included $3,989,457 in sales (primarily of EMT steel conduit) by our Canadian operations and $3,357,739 of sales by our U.S. operations to a national home improvement retailer, a new customer. Sales of our core product lines to the electrical distribution trade, including smoke alarms, carbon monoxide alarms and GFCI units, decreased by $1,686,290 due to a decrease in new home construction during the quarter.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 14.1% and 32.5% of sales for the quarters ended September 30, 2007 and 2006, respectively. The decrease in gross profit margin was primarily due to a lower gross profit margin realized by our Canadian operations and lower gross margins on high volume sales to a national home improvement retailer.

Expenses. Research and development, and selling, general and administrative expenses including currency losses increased by $175,140 from the comparable three months in the prior year. Selling, general and administrative expenses for the three months ended September 30, 2007 include $381,564 of expenses of our Canadian operations. As a percentage of sales, these expenses were 14.6% for the three month period ended September 30, 2007 and 22.7% for the comparable 2006 period. The primary reason for the decrease as a percentage of sales is that these expenses did not increase at the same rate as sales..

Interest Expense and Income. Our interest expense net of interest income was $106,664 for the three months ended September 30, 2007, compared to net interest income of $18,979 for the three months ended September 30, 2006. Interest expense resulted primarily from borrowings by our Canadian subsidiary incurred to expand production capacity.

Income Taxes. During the three months ended September 30, 2007, the Company recorded an income tax expense of $108,000. For the corresponding 2006 period, the Company has a tax expense of $509,955. The reduction in income tax expense resulted from a reduction in taxable income on U.S. operations.

Net Income. We reported net income of $318,130 for the three months ended September 30, 2007 compared to net income of $1,416,204 for the corresponding period of the prior fiscal year. The primary reasons for the decrease in net income are the operating losses incurred in our Canadian operations and lower net income from our Hong Kong Joint Venture (discussed below). While net sales of our core product line increased (as discussed above), the increase in sales was primarily due to sales by our U.S. operations to a national home improvement retailer for which we realized lower gross profit margins (as discussed above). Accordingly, this increase in net sales did not produce a corresponding increase in net income.

Six Months Ended September 30, 2007 and 2006

Sales. Net sales for the six months ended September 30, 2007 were $26,634,425 compared to $16,056,525 for the comparable six months in the prior fiscal year, an increase of $10,577,900 (65.9%). The primary reason for the increase in sales was that our sales included $7,217,342 in sales by our Canadian operations and $6,668,773 of sales by our US. operations to a national home improvement retailer, a new customer. Sales of our core product lines to the electrical distribution trade, including smoke alarms, carbon monoxide alarms and GFCI units, decreased by $2,541,062 due to a decrease in new home construction during the year.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin decreased from 33.6% for the period ended September 30, 2006 to 18.8% for the current period ended September 30, 2007. The decrease in gross profit margin was primarily due to a lower gross profit margin realized by our Canadian operations and lower gross margins on sales to a national home improvement retailer.

Expenses. Research and development, and selling, general and administrative expenses increased by $647,319 from the comparable six months in the prior year. Selling, general and administrative expenses for the six months ended September 30, 2007 include $1,179,518 of expenses of our Canadian operations. As a percentage of sales, these expenses were 16.4% for the six month period ended September 30, 2007 and 23.1% for the comparable 2006 period. The primary reason for the decrease as a percentage of sales is that these expenses did not increase at the same rate as sales..

Interest Expense and Income. Our interest expense net of interest income was $196,792 for the six months ended September 30, 2007, compared to net interest expense of $28,076 for the six months ended September 30, 2006. Interest expense resulted primarily from borrowings by our Canadian subsidiary.

Income Taxes. During the six months ended September 30, 2007, the Company recorded an income tax expense of $537,876. For the corresponding 2006 period, the Company had a tax expense of $875,955.

Net Income. We reported net income of $1,109,133 for the six months ended September 30, 2007 compared to net income of $2,993,672 for the corresponding period of the prior fiscal year. The primary reasons for the decrease in net income are the operating losses incurred in our Canadian operations and lower net income from our Hong Kong Joint Venture (discussed below). While net sales of our core product line increased (as discussed above), the increase in sales was primarily due to sales by our U.S. operations to a national home improvement retailer for which we realized lower gross profit margins (as discussed above). Accordingly, this increase in net sales did not produce a corresponding increase in net income.

FINANCIAL CONDITION AND LIQUIDITY

The Company has a Factoring Agreement which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum amount available under the Factoring Agreement is currently $10,000,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments and reduced by $3,000,000 representing the Company’s guarantee of the term loan facility of Icon, we had $4,746,000 available under the Factoring Agreement. There were no amounts borrowed by our U.S. operations. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender. At September 30, 2007, the prime rate was 8.25%. Borrowings are collateralized by all of our accounts receivable and inventory.

Icon, our majority-owned Canadian subsidiary, has a line of credit facility with CIT Group/Commercial Services, Inc. This facility, in the amount of US$7,000,000 is payable on demand, bears interest at the bank’s prime rate of interest plus .25% (effective rate 6.25% at September 30, 2007) and is collateralized by all of the assets of the Canadian subsidiaries and by the guarantees of the Company and its wholly owned subsidiary, 2113824 Ontario, Inc. Advances under the line of credit facility are based on specified percentages of trade accounts receivable and inventory. At September 30, 2007, the Canadian subsidiaries had borrowed CAD $3,340,232 (U.S. $3,367,298) of the total amount available under the terms of the line of credit facility.

Our non-factored accounts receivable as of the end of our last fiscal year (net of allowances for doubtful accounts) were $2,555,895, and were $3,049,333 as of September 30, 2007. The increase in non-factored trade accounts receivable during the first six months of the current fiscal year is due to the consolidation of accounts receivable of our acquired Canadian subsidiaries. Our prepaid expenses as of the end of our last fiscal year were $237,666, and were $386,470 as of September 30, 2007. The increase in prepaid expenses during the first six months of the current fiscal year is due to the timing of premium payments to various insurance carriers, and the prepayment of estimated federal and state income taxes.

Operating activities used cash of $2,217,104 for the six months ended September 30, 2007. This was primarily due to an increase in accounts receivable and due from factor of $754,953, a decrease in accounts payable and accrued expenses of $1,713,929 and earnings of the Joint Venture of $1,190,715, offset by net earnings of $1,180,133. For the same period last year, operating activities used cash of $1,734,200, primarily as a result of unremitted earnings of the Hong Kong Joint Venture and increases in accounts receivable, inventory and prepaid expenses.

Investing activities used cash of $1,520,801 during the six months ended September 30, 2007 as a result of the acquisition of property and equipment, offset by dividends received from the Hong Kong Joint Venture. In the same period of the prior year, investing activities provided cash of $707,358.

Financing activities provided cash of $4,252,560 principally as a result of financing provided by a commercial lending corporation, net of loan repayments, of $67,052 and the issuance of common stock from the exercise of employee stock options of $155,177. In the comparable six months in the prior year, financing activities provided $1,081,332 from the issuance of common stock from the exercise of employee stock options.

We believe that funds available under the Factoring Agreement, distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital in the ordinary course of our business over the next twelve months and over the long term.

JOINT VENTURE

Net Sales. Net sales of the Joint Venture for the three and six months ended September 30, 2007 were $6,811,530 and $15,773,412, respectively, compared to $10,896,607 and $19,918,282, respectively, for the comparable periods in the prior fiscal year. Although the Joint Venture’s sales to the Company increased, primarily for products purchased by the Company for sale to the Company’s new national home improvement retailer customer, the 37.4% and 20.8% respective decreases in net sales by the Joint Venture for the three and six month periods were due to decreased sales of smoke alarm products to non-related customers in the European market. The Joint Venture’s management believes that these decreases in net sales to the European market were due to a decrease in new home construction.

Gross Margins. Gross margins of the Joint Venture for the three month period ended September 30, 2007 decreased to 25.9% from 32.7% for the 2006 corresponding period. For the six month period ended September 30, 2007, gross margins decreased to 26.0% from the 34.8% gross margin of the prior year’s corresponding period. Since gross margins depend on sales volume of various products, with varying margins, increased sales of lower margin products and decreased sales of higher margin products affect the overall gross margins. The decline in the Joint Venture’s gross margins for the three and six month periods were due to the increase in the sale of products to the Company for resale to the Company’s new national home improvement retailer customer.

Expenses. Selling, general and administrative expenses were $1,051,125 and $2,296,985, respectively, for the three and six month periods ended September 30, 2007, compared to $1,174,598 and $2,201,338 in the prior year’s respective periods. As a percentage of sales, expenses were 15.4% and 14.6% for the three and six month periods ended September 30, 2007, compared to 10.8% and 11.1% for the three and six month periods ended September 30, 2006. The increase in selling, general and administrative expense as a percent of sales was due to variable costs that remained constant despite lower net sales.

Interest Income and Expense. Interest expense, net of interest income, was $9,594 and $15,569, respectively, for the three and six month periods ended September 30, 2007, compared to net interest expense of $14,658 and $27,285, respectively, for the prior year’s periods. The reduction in net interest expense resulted from a decrease in the Joint Venture’s borrowings.

Net Income. Net income for the three and six months ended September 30, 2007 was $790,453 and $1,871,242, respectively, compared to $2,274,622 and $4,513,465, respectively, in the comparable periods last year. The 65.2% and 58.5% respective decreases in net income for the three and six month periods were due primarily to decreased sales volume and gross margins as noted above.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the six months ended September 30, 2007, working capital increased by $2,581,560 from $4,819,328 on March 31, 2007 to $7,400,888 on September 30, 2007.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 11, 2003, Walter Kidde Portable Equipment, Inc. (“Kidde”) filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 03cv00537), alleging that certain of the Company’s AC powered/battery backup smoke detectors infringe on a patent acquired by Kidde. Kidde is seeking injunctive relief and damages to be determined at trial. On March 31, 2006, following numerous procedural and substantive rulings which the Company believes were favorable to the Company, Kidde obtained dismissal, without prejudice, of its suit. On November 28, 2005, prior to the March 31, 2006 dismissal of the original suit, Kidde filed a second lawsuit based on virtually identical infringement allegations as the earlier case. Because, the court dismissed the first case without conditions and without prejudice, the Company has appealed the dismissal to the United States Court of Appeals for the Federal Circuit, believing that at a minimum, procedurally, conditions should have been imposed. On March 2, 2007, the appellate court affirmed the lower court’s dismissal of the first case, and the second case is now in the discovery phase which is due to conclude in December 2007. The company has filed for a reexamination of the patent in the United States Patent and Trademark Office (USPTO). Although some aspects of the case are more complicated, the Company’s substantive position and its defenses to Kidde’s claims on most issues are substantially the same as the first Kidde case. The Company and its counsel believe that the Company has significant defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to the Company is not yet determinable.

On August 16, 2007, Pass & Seymour, Inc. filed a complaint under section 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, in the United States International Trade Commission against a number of respondents including the Company. Pass & Seymour asserted infringement of a number of different patents by the Respondents for certain ground fault circuit interrupter (GFCI) technologies. The allegations against the Company are limited to specific claims of only a few of the asserted patents. On September 18, 2007, the International Trade Commission instituted an investigation into the matter (Investigation 337-TA-615). The relief requested by Pass & Seymour, Inc. from the International Trade Commission action includes (1) a permanent exclusion order pursuant to section 337(d) of the Tariff Act of 1930, as amended, excluding from entry into the United States of GFCI units that infringe any of the asserted patents, and (2) a permanent cease and desist order pursuant to section 337(f) of the Tariff Act of 1930, as amended, directing respondents, with respect to their domestic inventories, to cease and desist from marketing, advertising, warehousing inventory for distribution, and offering for sale, selling or distributing GFCI units that infringe any of the asserted patents. The Company and its counsel believe that the Company has significant defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to the Company is not yet determinable.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications*

99.1	Press Release dated November 14, 2007*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: November 14, 2007	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer