Form 10-Q
period 2007-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2008-02-13
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2007

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

At February 13, 2008, the number of shares outstanding of the registrant’s common stock was 2,489,132.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS	December 31, 2007	March 31, 2007
CURRENT ASSETS	Unaudited	Audited
Cash and cash equivalents	$4,278,484	$240,545
Accounts receivable: Trade less allowance for doubtful accounts of $55,978	2,273,410	2,555,895
Employees	20,400	22,073
	2,293,810	2,577,968
Amount due from factor	5,594,034	7,158,597
Inventories, net of allowance for obsolete inventory of $40,000	9,063,823	11,318,734
Prepaid expenses	320,098	237,666
TOTAL CURRENT ASSETS	21,550,249	21,533,510

DEFERRED TAX ASSET	637,421	808,566
INVESTMENT IN JOINT VENTURE	10,627,300	9,072,284
PROPERTY AND EQUIPMENT - NET	4,721,565	3,030,060
GOODWILL	-	1,732,562
OTHER ASSETS	15,486	18,486
TOTAL ASSETS	$37,552,021	$36,195,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$5,053,499	$2,254,966
Current portion of lease obligation	110,747	74,394
Accounts payable	6,519,077	6,777,283
Accrued liabilities:
Litigation reserve	583,829	703,193
Payroll and employee benefits	239,524	622,083
Commissions and other	585,297	691,981
TOTAL CURRENT LIABILITIES	13,091,973	11,355,525
LONG-TERM OBLIGATIONS:
Capital lease obligations, net of current portion	96,720	168,062
Long-term obligations	86,000	-
COMMITMENTS AND CONTINGENCIES	-	-
Minority interest	-	-
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding 2,489,132 and 2,475,612 shares at December 31, 2007 and March 31, 2007, respectively	24,912	24,756
Additional paid-in capital	13,454,967	13,214,025
Retained earnings	11,036,884	11,545,304
Other comprehensive (loss)	(239,435)	(112,204)
TOTAL SHAREHOLDERS’ EQUITY	24,277,328	24,671,881
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,552,021	$36,195,468

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended December 31,
	2007	2006

Net sales	$9,120,408	$8,620,893
Cost of goods sold	6,795,273	5,825,551

GROSS PROFIT	2,325,135	2,795,342

Research and development expense	94,143	85,599
Selling, general and administrative expense	2,389,664	1,949,952
Impairment of goodwill	1,926,696	-
Loss on currency translation	10,267	17,906

Operating (loss) income	(2,095,635)	741,885

Other income (expense):
Interest income	18,370	3,141
Interest expense	(101,434)	(51,663)

(LOSS) INCOME BEFORE EARNINGS FROM AFFILIATES	(2,178,699)	693,363

Equity in earnings of Joint Venture	688,017	995,097

NET (LOSS) INCOME BEFORE TAXES AND MINORITY INTEREST	(1,490,682)	1,688,460

Provision for income tax expense (benefit)	145,107	(731)

NET (LOSS) INCOME BEFORE MINORITY INTEREST	(1.635,789)	1,689,191
Minority interest	-	23,692

NET (LOSS) INCOME	$(1,635,789)	$1,712,883

Net (loss) income per common share amounts:
Basic	$(0.66)	$0.71
Diluted	$(0.66)	$0.68

Weighted average number of common shares outstanding:
Basic	2,489,132	2,417,972
Diluted	2,489,132	2,514,536

See accompanying notes to consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Nine Months Ended December 31,
	2007	2006

Net sales	$35,754,833	$24,655,342
Cost of goods sold	28,412,896	16,479,066

GROSS PROFIT	7,341,937	8,176,276

Research and development expense	254,811	223,539
Selling, general and administrative expense	6,456,910	5,528,408
Impairment of goodwill	1,926,696	-
Loss on currency translation	146,061	17,906

Operating (loss) income	(1,442,541)	2,406,423

Other income (expense):
Interest income	18,370	31,217
Interest expense	(298,226)	(51,663)

(LOSS) INCOME BEFORE EARNINGS FROM AFFILIATES	(1,722,397)	2,385,977

Equity in earnings of Joint Venture	1,878,733	3,164,817

NET INCOME BEFORE TAXES and MINORITY INTEREST	156,336	5,550,794

Provision for income tax expense	682,983	875,224

NET (LOSS) INCOME BEFORE MINORITY INTEREST	(526,647)	4,675,570

Minority interest	-	23,692

NET (LOSS) INCOME	$(526,647)	$4,699,262

Net (loss) income per common share amounts:
Basic	$(0.21)	$1.97
Diluted	$(0.21)	$1.88

Weighted average number of common shares outstanding:
Basic	2,484,254	2,380,163
Diluted	2,484,254	2,499,175

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2007	2006
OPERATING ACTIVITIES
Net (loss) income	$(526,647)	$4,699,262
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	239,091	108,538
Impairment of goodwill	1,926,696	-
Earnings of the Joint Venture	(1,878,732)	(3,164,817)
Changes in operating assets and liabilities:
Decrease in accounts receivable and amounts due from factor	2,441,403	302,094
Decrease (increase) in inventories and prepaid expenses	2,203,775	(3,853,840)
(Decrease) increase in accounts payable and accrued expenses	(1,454,185)	695,424
Decrease (increase) in deferred tax asset and other asset	171,145	(458,596)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,122,546	(1,671,935)

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,930,597)	(468,453)
Dividends received from Joint Venture	323,716	1,274,266
Acquisition of subsidiaries	-	(1,784,120)

NET CASH USED IN INVESTING ACTIVITIES	(1,606,881)	(978,307)

FINANCING ACTIVITIES:
Tax benefit from exercise of stock options	92,926	739,000
Borrowings net of repayments from Commercial Bank	2,798,533	148,475
Payments of notes payable acquired in acquisition	(231,625)	(1,043,389)
Payments of lease obligation	(34,989)	(31,092)
Proceeds from issuance of common stock from exercise of employee stock options	140,729	451,845
Other long-term obligations	86,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,851,574	264,839

Impact of foreign currency on cash	(329,300)	(96,206)

INCREASE (DECREASE) IN CASH	4,037,939	(2,481,609)

Cash at beginning of period	240,545	3,015,491

CASH AT END OF PERIOD	$4,278,484	$533,882

Supplemental information:
Interest paid	298,226	51,663
Income taxes	$200,000	$-

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying financial statements include estimates of allowances for doubtful accounts receivable and inventory obsolescence, impairment of long-lived assets and tax valuation allowances.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash in foreign banks to support its operations in Canada and Hong Kong. As of December 31, 2007 and March 31, 2007, $191,273 and $244,510 was held in foreign banks.

Goodwill

Goodwill represents the excess of the purchase price of our Canadian subsidiary above the fair value of the net assets acquired. Goodwill is evaluated for impairment annually or when events or circumstances occur indicating that goodwill might be impaired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets (SFAS No. 142),” the evaluation is a two-step process that begins with an estimation of the fair value of the reporting units. The first step assesses potential impairment and the second step measures that impairment. The measurement of possible impairment is based on the comparison of the fair value of each reporting unit with the book value of its assets.

Due to lower than forecast sales of mechanical tubing products in the U.S. and Canadian markets, operating and cash flow losses have continued at our Canadian subsidiary throughout the quarter ended December 31, 2007. Based on that trend, future operating results and cash flow forecasts were revised. Accordingly, in accordance with SFAS No. 142, an impairment loss of $1,926,696 is recognized for the quarter ended December 31, 2007, and goodwill recorded by our Canadian subsidiary has been reduced to zero at December 31, 2007.

Income Taxes

A provision for federal and state income taxes of $145,107 and $682,983 has been provided for the three and nine month periods ended December 31, 2007. For income tax purposes, this provision is reduced by a $48,748 and $92,926 benefit derived from deductions associated with the exercise of employee stock options for the three and nine month periods ended December 31, 2007. Under SFAS No. 123R, “Share-Based Payment,” the tax benefit of this deduction has been treated as a credit to additional paid in capital and will not require a cash payment for income taxes. For the three month and nine month periods ended December 31, 2006, federal and state income taxes (benefit) are $(731) and $875,224, respectively.

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

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Joint Venture”), that has manufacturing facilities in the People’s Republic of China, for the manufacturing of security products. The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the nine month periods ended December 31, 2007 and 2006:

	2007	2006

Net sales	$23,722,803	$31,566,816
Gross profit	6,078,838	10,859,898
Net income	2,991,477	7,096,898
Total current assets	15,962,261	13,832,205
Total assets	25,793,201	24,958,330
Total current liabilities	5,803,207	7,601,540

During the nine months ended December 31, 2007 and 2006, respectively, the Company purchased $15,157,285 and $12,837,511 of products from the Joint Venture. At December 31, 2007 and March 31, 2007, the Company had amounts payable to the Joint Venture of $2,319,470 and $3,827,445, respectively. For the quarters ended December 31, 2007 and 2006, the Company has adjusted its equity in earnings of the Joint Venture to reflect a reduction of $127,900 and $288,896 of inter-company profit in inventory as required by US GAAP.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. The Company did not record an impairment charge other than the impairment to goodwill, as previously discussed, during the nine months ended December 31, 2007 or 2006.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary acquired in October 2006 have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation” and SFAS No. 130, “Reporting Comprehensive Income.” Translation adjustments are included in other comprehensive income. All balance sheet accounts of the foreign subsidiary are translated into U.S. dollars at the current exchange rate at the balance sheet date. Statement of operations items are translated at the average foreign currency exchange rates. Capital accounts are translated at historical exchange rates. The resulting foreign currency translation adjustment is recorded in accumulated other comprehensive income (loss). The Company has no other components of comprehensive income (loss). Gains and losses from foreign currency transactions, such as those resulting from the settlement of payables and receivables, are included in the consolidated statements of income.

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

The Company’s Canadian operations consist of the operations of its majority-owned subsidiary, International Conduits Ltd. (“Icon”), acquired by the Company in October 2006 and operated from offices in Toronto, Ontario, with sales in both Canada and the United States. The primary product line of the Canadian segment is electrical mechanical tubing (EMT) steel conduit sold to the electrical distribution trade. Icon also sells home safety devices purchased primarily from the Company.

For the three and nine month periods ended December 31, 2007, USI had sales of EMT conduit of $247,947 and $1,188,068 through its distribution network. Icon’s sales of safety products during the same period totaled $255,932 and $420,736, respectively.

For the period ended December 31, 2007, no inter-company allocation of expenses has been made between the Company and Icon.

The following chart provides segmental information on the U.S. and Canadian operations of the Company for the three and nine month periods ended December 31, 2007 (all figures are presented in U.S. dollars):

	Three Months Ended December 31, 2007		Nine Months Ended December 31, 2007
	U.S.	Canada	U.S.	Canada
Net sales	$7,776,986	$1,343,422	$27,152,181	$8,602,652
Cost of sales	5,951,500	843,773	20,662,492	7,750,404
Gross profit	1,825,486	499,649	6,489,689	852,248
Selling, general and administrative, and research and development	1,663,909	2,756,861	4,900,182	3,884,296
Operating income (loss)	161,577	(2,257,212)	1,589,507	(3,032,048)
Equity in earnings of Joint Venture	688,017	-	1,878,733	-
Interest income (expense)	18,370	(101,434)	(52,491)	(227,365)
Net income (loss) before taxes	867,964	(2,358,646)	3,415,749	(3,259,413)
Provision for income taxes (benefit)	87,757	57,350	625,633	57,350
Net income (loss)	780,207	(2,415,996)	2,790,116	(3,316,763)

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three month period ended December 31, 2007 and 2006 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Weighted average number of common shares outstanding for basic EPS	2,489,132	2,417,972	2,484,254	2,380,163
Shares issued upon the assumed exercise of outstanding stock options	-	96,564	-	119,012
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,489,132	2,514,536	2,484,254	2,499,175

Due to the loss incurred during the three and nine months ended December 31, 2007, no incremental shares related to stock options are included in the calculation of Diluted EPS because the effect would be anti-dilutive. The total of 88,921 potentially dilutive shares related to outstanding stock options were not included in the EPS calculation at December 31, 2007 since their effect would be anti-dilutive.

Credit Facility

In June 2007, Icon entered into a credit agreement with CIT Financial, Ltd. to provide a term loan and a line of credit facility.

The term loan in the original principal amount of US$3,000,000 is repayable in thirty-six (36) equal monthly principal installments of US$83,333 plus interest at the Canadian prime rate plus .25% (6.25% at December 31, 2007). The loan is collateralized by all of the assets of Icon and by the corporate guarantees of the Company. The balance outstanding at December 31, 2007 is US $2,724,627.

The line of credit facility is in the maximum amount of US$7,000,000, with borrowings based on specified percentages of accounts receivable and inventory of Icon. Amounts borrowed under the facility bear interest at the Canadian prime rate plus .25% (6.25% at December 31, 2007) and are payable with interest upon demand. The facility is collateralized by all of the assets of Icon and by the corporate guarantee of the Company. The balance outstanding at December 31, 2007 is US $2,328,872.

Management has classified the entire amount of the term loan as current, due to the bank exercising a subjective acceleration clause, as noted in the subsequent events note below.

Stock Based Compensation

As of December 31, 2007, under the terms of the Company’s Non-Qualified Stock Option Plan, as amended, 877,777 shares of our common stock are reserved for the granting of stock options, of which 873,545 have been issued, leaving 4,232 available for issuance.

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

As a result of adopting SFAS No. 123R, net income for the three months and nine months ended December 31, 2007 was reduced by $3,494 and $16,369, respectively. No portion of stock compensation expense, was capitalized during the period.

During the nine month period ended December 31, 2007, 13,520 shares of our common stock have been issued as a result of the exercise of the options granted under the plan. A tax benefit, for income tax purposes, of $92,926 from the exercise of these stock options is presented as a cash flow from financing activities.

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

Stock Option Activity. During the three month and nine month periods ended December 31, 2007, no stock options were granted.

Stock Compensation Expense. We utilize the straight-line amortization of stock-based compensation expense over the requisite service period. Prior to the adoption of SFAS No. 123R, we recognized the effect of forfeitures in our pro forma disclosures as they occurred. In accordance with the new standard, we have estimated forfeitures and are only recording expense on shares we expect to vest. For the three and nine months ended December 31, 2007, we recorded $6,438 and $19,314 of stock-based compensation cost as general and administrative expense in our statement of operations. No forfeitures have been estimated. No portion of employees’ compensation including stock compensation expense was capitalized during the period.

As of December 31, 2007, there was $8,285 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully amortized within two quarters. The aggregate intrinsic value of currently exercisable options was less than zero at December 31, 2007.

Subsequent Events

On January 29, 2008, Icon received notice dated January 29, 2008 from CIT Financial, Ltd. (CIT Canada), Icon’s principal and secured lender, that Icon was in default under the terms of the Credit Agreement dated June 22, 2007 between Icon and CIT Canada and demanding immediate payment of all of Icon’s obligations to CIT Canada under the Credit Agreement. Pursuant to the CIT Canada notice, the indebtedness owed by Icon to CIT Canada is CAD $4,957,327 (US $5,053,499). As previously mentioned, the Company, and its wholly-owned subsidiary, USI Electric, Inc., have guaranteed the obligations of Icon under the terms of the aforementioned Credit Agreement.

Icon has ceased operations as of February 11, 2008. On February 11, 2008, a receiver was appointed to manage the disposition of assets in settlement of the indebtedness owned by Icon to CIT Canada. This process is in the initial stage, and the Company is currently unable to determine the net realizable value of the assets of Icon or the extent of additional losses that may be recorded as a result of the settlement of the obligations of the Canadian subsidiary.

Recently Issued Accounting Pronouncements

Fair Value Measurements: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that the implementation of SFAS 157 will have on its results of operations or financial condition.

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

Overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three and nine month periods ended December 31, 2007 and 2006 relate to the operational results of the Company only. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

For the three and nine month periods ended December 31, 2007, we realized overall increases in sales of our core product lines. However, while our sales to the retail trade increased largely due to sales to a national home improvement retailer, our sales of our core product lines to the electrical distribution trade decreased significantly as U.S. economic conditions saw a slowdown in new home construction and sales. In addition, we were not able to import ground fault circuit interrupter (GFCI) devices because the manufacturer has not yet received certifications for mandated changes to the devices.

During October 2006, we acquired a majority interest in International Conduits Ltd. (“Icon”), our Canadian subsidiary which manufactures and distributes electrical mechanical tubing (EMT) steel conduit. For the three and nine month periods ended December 31, 2007, our U.S. operations had sales of $247,947 and $1,188,068 from EMT conduit products, while our Canadian subsidiary generated $2,115,673 and $9,553,549 in EMT conduit sales and $255,932 and $420,736 in safety product sales. For the quarter, our Canadian operations had a gross profit margin of (37.2%) and reported an operating loss of $2,257,212 and a net loss of $2,415,996. Included in the net loss of our Canadian operations is a charge of $1,926,696 for impairment of goodwill taken in the quarter, in accordance with SFAS No. 142, based on the downward operating trend and revised future operating results and cash flow forecasts. For the nine month period, our Canadian operations had a gross profit margin of 9.9% and reported an operating loss of $3,032,048 and a net loss of $3,316,763 of which $1,926,696 represents the recorded impairment of goodwill. Our Canadian subsidiary’s losses for the three and nine month periods were primarily due to an insufficient volume of sales because of lower than forecast sales of mechanical tubing products in the Canadian markets and an increase in the Canadian dollar that impacted sales to the U.S. market.

Results of Operations

Three Months Ended December 31, 2007 and 2006

Sales. Net sales for the three months ended December 31, 2007 were $9,120,408 compared to $8,620,893 for the comparable three months in the prior fiscal year, an increase of $499,515 (5.8%). The primary reasons for the increase in net sales volumes was that our sales included $2,831,301 of sales by our U.S. operations to a national home improvement retailer, partially offset by a decline in sales of our Canadian subsidiary. Sales of our core product lines to the electrical distribution trade, including smoke alarms, carbon monoxide alarms and GFCI units, decreased by $2,724,924 due to a decrease in new home construction during the current quarter and due to the inability to import GFCI units as previously indicated.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 25.5% and 32.4% of sales for the quarters ended December 31, 2007 and 2006, respectively. The decrease in gross profit margin was primarily due to lower gross margins on high volume sales to a national home improvement retailer.

Expenses. Research and development, and selling, general and administrative expenses, including currency losses, are comparable to the corresponding three months in the prior year. Selling, general and administrative expenses for the three months ended December 31, 2007 include $393,240 of other selling, general and administrative expenses of our Canadian operations and a charge of $170,014 to write off specifically identified uncollectible trade accounts receivables. As a percentage of sales, these expenses were 27.3% for the three month period ended December 31, 2007 and 23.8% for the comparable 2006 period.

Interest Expense and Income. Our interest expense net of interest income was $83,064 for the three months ended December 31, 2007, compared to net interest expense of $48,522 for the three months ended December 31, 2006. This increase in interest expense resulted primarily from borrowings by our Canadian subsidiary incurred to expand production capacity.

Income Taxes. During the three months ended December 31, 2007, the Company recorded an income tax expense of $145,107. For the corresponding 2006 period, the Company has a tax benefit of $731. The increase in income tax expense resulted from an increase in taxable income on U.S. operations and the elimination of deferred tax assets in Canada.

Net (Loss) Income. We reported a net loss of $1,635,789 for the three months ended December 31, 2007 compared to net income of $1,712,883 for the corresponding period of the prior fiscal year. The primary reasons for the decrease in net income are the operating losses incurred in our Canadian operations and lower net income from our Hong Kong Joint Venture (discussed below). While net sales of our core product line increased (as discussed above), the increase in sales was primarily due to sales by our U.S. operations to a national home improvement retailer for which we realized lower gross profit margins (as discussed above). Accordingly, this increase in net sales did not produce a corresponding increase in net income. Our reported net loss included the recorded impairment of goodwill of $1,926,626 for the three months ended December 31, 2007.

Nine Months Ended December 31, 2007 and 2006

Sales. Net sales for the nine months ended December 31, 2007 were $35,754,833 compared to $24,655,342 for the comparable nine months in the prior fiscal year, an increase of $11,099,491 (45.0%). The primary reason for the increase in sales was that our sales included $8,602,652 in sales by our Canadian operations and $10,131,752 of sales by our U.S. operations to a national home improvement retailer. Sales of our core product lines to the electrical distribution trade, including smoke alarms, carbon monoxide alarms and GFCI units, decreased by $7,634,913 due to a decrease in new home construction during the period and due to the inability to import GFCI devices as previously indicated.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin decreased from 33.2% for the period ended December 31, 2006 to 20.5% for the current period ended December 31, 2007. The decrease in gross profit margin was primarily due to a lower gross profit margin realized by our Canadian operations and lower gross margins on sales to a national home improvement retailer.

Expenses. Research and development, and selling, general and administrative expenses increased by $1,087,929 from the corresponding nine months in the prior year. Selling, general and administrative expenses for the nine months ended December 31, 2007 include $1,957,600 selling, general and administrative expenses of our Canadian operations and a charge of $170,014 to write off specifically identified uncollectible trade accounts receivables. As a percentage of sales, these expenses were 19.2% for the nine month period ended December 31, 2007 and 19.2% for the comparable 2006 period.

Interest Expense and Income. Our interest expense net of interest income was $279,856 for the nine months ended December 31, 2007, compared to net interest expense of $20,446 for the nine months ended December 31, 2006. The increase in interest expense resulted primarily from borrowings by our Canadian subsidiary.

Income Taxes. During the nine months ended December 31, 2007, the Company recorded an income tax expense of $682,983. For the corresponding 2006 period, the Company had a tax expense of $875,224. Income taxes result primarily from taxable income in the U.S. and are not offset by losses recorded by the Canadian subsidiary.

Net (Loss) Income. We reported a net loss of $526,647 for the nine months ended December 31, 2007 compared to net income of $4,699,262 for the corresponding period of the prior fiscal year. The primary reasons for the decrease in net income are the operating losses incurred in our Canadian operations and lower net income from our Hong Kong Joint Venture (discussed below). While net sales of our core product line increased (as discussed above), the increase in sales was primarily due to sales by our U.S. operations to a national home improvement retailer for which we realized lower gross profit margins (as discussed above). Accordingly, this increase in net sales did not produce a corresponding increase in net income. Our reported net loss included the recorded impairment of goodwill of $1,926,626 for the nine months ended December 31, 2007.

Financial Condition and Liquidity

The Company has a Factoring Agreement which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum amount available under the Factoring Agreement is currently $10,000,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments and reduced by $3,000,000 representing the Company’s guarantee of the term loan facility of Icon, we had $3,403,000 available under the Factoring Agreement. There were no amounts borrowed by our U.S. operations. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender. At December 31, 2007, the prime rate was 8.0%. Borrowings are collateralized by all of our accounts receivable and inventory.

Icon, our majority-owned Canadian subsidiary, has a line of credit facility with CIT Group/Commercial Services, Inc. This facility, in the amount of US$7,000,000 is payable on demand, bears interest at the bank’s prime rate of interest plus .25% (effective rate 6.25% at December 31, 2007) and is collateralized by all of the assets of the Canadian subsidiaries and by the guarantees of the Company and its wholly owned subsidiary, 2113824 Ontario, Inc. Advances under the line of credit facility are based on specified percentages of trade accounts receivable and inventory. At December 31, 2007, the Canadian subsidiaries had borrowed CAD $4,957,327 (U.S. $5,053,499) of the total amount available under the terms of the line of credit facility.

Our non-factored accounts receivable at December 31, 2007 (net of allowances for doubtful accounts) were $2,273,410, and were $2,555,895 as of March 31, 2007. The decrease in non-factored trade accounts receivable during the first nine months of the current fiscal year is due to the reduction of accounts receivable of our acquired Canadian subsidiaries. Our prepaid expenses as of the end of our last fiscal year were $237,666, and were $320,098 as of December 31, 2007. The increase in prepaid expenses during the first nine months of the current fiscal year is due to the timing of premium payments to various insurance carriers, and the prepayment of estimated federal and state income taxes.

Operating activities provided cash of $3,122,546 for the nine months ended December 31, 2007. This was primarily due to an decrease in accounts receivable and due from factor of $2,441,403, a decrease in inventory of $2,203,775, and depreciation, amortization and an impairment to goodwill amounting to $2,165,787, offset by net earnings of the Joint Venture of $1,878,732 and a decrease in accounts payable and accrued expense of $1,454,185. For the same period last year, operating activities used cash of $1,671,935, primarily as a result of unremitted earnings of the Hong Kong Joint Venture and increases in accounts receivable, inventory and prepaid expenses.

Investing activities used cash of $1,606,881 during the nine months ended December 31, 2007 as a result of the acquisition of property and equipment, offset by dividends received from the Hong Kong Joint Venture. In the same period of the prior year, investing activities provided cash of $978,307.

Financing activities provided cash of $2,851,574 principally as a result of financing provided by a commercial lending corporation, net of loan repayments, of $266,614 and the issuance of common stock and associated tax benefit from the exercise of employee stock options of $233,655. In the comparable nine months in the prior year, financing activities provided $264,839 from the issuance of common stock from the exercise of employee stock options, partially offset by principal payments on notes payable.

We believe that funds available under the Factoring Agreement, distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital in the ordinary course of our business over the next twelve months and over the long term.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three and nine months ended December 31, 2007 were $7,949,391 and $23,722,803, respectively, compared to $16,622,579 and $31,566,816, respectively, for the comparable periods in the prior fiscal year. Although the Joint Venture’s sales to the Company increased, primarily for products purchased by the Company for sale to the Company’s new national home improvement retailer customer, the 52.2% and 24.8% respective decreases in net sales by the Joint Venture for the three and nine month periods were due to decreased sales of smoke alarm products to non-related customers. The Joint Venture’s management believes that these decreases in net sales were due to a decrease in new home construction in the U.S. market and lower sales to the European market..

Gross Margins. Gross margins of the Joint Venture for the three month period ended December 31, 2007 decreased to 24.8% from 33.6% for the 2006 corresponding period. For the nine month period ended December 31, 2007, gross margins decreased to 25.6% from the 34.4% gross margin of the prior year’s corresponding period. Since gross margins depend on sales volume of various products, with varying margins, increased sales of lower margin products and decreased sales of higher margin products affect the overall gross margins. The decline in the Joint Venture’s gross margins for the three and nine month periods were due to the increase in the sale of products to the Company for resale to the Company’s new national home improvement retail customer.

Expenses. Selling, general and administrative expenses were $982,291 and $3,279,276, respectively, for the three and nine month periods ended December 31, 2007, compared to $1,205,107 and $3,395,189 in the prior year’s respective periods. As a percentage of sales, expenses were 12.4% and 13.8% for the three and nine month periods ended December 31, 2007, compared to 10.8% and 11.1% for the three and nine month periods ended December 31, 2006. The increase in selling, general and administrative expense as a percent of sales was due to variable costs that remained constant despite lower net sales.

Interest Income and Expense. Interest expense, net of interest income, was $4,519 and $20,088, respectively, for the three and nine month periods ended December 31, 2007, compared to net interest expense of $14,192 and $41,430, respectively, for the prior year’s periods. The reduction in net interest expense resulted from a decrease in the Joint Venture’s borrowings.

Net Income. Net income for the three and nine months ended December 31, 2007 was $1,120,235 and $2,991,477, respectively, compared to $1,990,194 and $6,329,634, respectively, in the comparable periods last year. The 43.7% and 52.7% respective decreases in net income for the three and nine month periods were due primarily to decreased sales volume and gross margins as noted above.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the nine months ended December 31, 2007, working capital increased by $3,928,388 from $6,230,666 on March 31, 2006 to $10,159,054 on December 31, 2007.

Subsequent Event

On January 29, 2008, Icon received notice from CIT Financial Ltd., Icon’s principal and secured lender (CIT Canada), that Icon is in default under the terms of the Credit Agreement dated June 22, 2007 between Icon and CIT Canada and demanding immediate payment of all of Icon’s obligations to CIT Canada under the Credit Agreement. Icon’s obligations under the Canada Credit Agreement are guaranteed by the Company and our wholly-owned subsidiary, USI Electric, Inc., pursuant to the terms of a Guaranty made by the Company and USI Electric, Inc., in favor of CIT Canada, dated June 22, 2007. Icon has ceased operations as of February 11, 2008.

The indebtedness owed by Icon to CIT Canada under the Credit Agreement is CN$4,998,094 (US $5,039,578). On February 11, 2008, a receiver was appointed to manage the disposition of assets in settlement of the indebtedness owned by Icon to CIT Canada. This process is in the initial stage, and the Company is currently unable to determine the net realizable value of the assets of Icon or the extent of additional losses that may be recorded as a result of the settlement of the obligations of the Canadian subsidiary.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

No material changes have occurred in our quantitative and qualitative market risk disclosures as presented in our Annual Report Form 10-K for the year ended March 31, 2007.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 11, 2003, Walter Kidde Portable Equipment, Inc. (“Kidde”) filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 03cv00537), alleging that certain of the Company’s AC powered/battery backup smoke detectors infringe on a patent acquired by Kidde. Kidde is seeking injunctive relief and damages to be determined at trial. On March 31, 2006, following numerous procedural and substantive rulings which the Company believes were favorable to the Company, Kidde obtained dismissal, without prejudice, of its suit. On November 28, 2005, prior to the March 31, 2006 dismissal of the original suit, Kidde filed a second lawsuit based on virtually identical infringement allegations as the earlier case. Discovery is now closed in this second case. Although the asserted patent is now expired, prior to its expiration, the Company sought and has now successfully obtained re-examination of the asserted patent in the United States Patent and Trademark Office (USPTO) largely based on the references cited and analysis presented by the Company which correspond to defenses raised in the litigation. This development supports and strengthens the Company’s substantive position and its defenses to Kidde. The Company and its counsel believe that the Company has significant defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to the Company is not yet determinable.

On August 16, 2007, Pass & Seymour, Inc. filed a complaint under section 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, in the United States International Trade Commission against a number of respondents including the Company. Pass & Seymour asserted infringement of a number of different patents by the Respondents for certain ground fault circuit interrupter (GFCI) technologies. The allegations against the Company are limited to specific claims of only a few of the asserted patents. On September 18, 2007, the International Trade Commission instituted an investigation into the matter (Investigation 337-TA-615). The relief requested by Pass & Seymour, Inc. from the International Trade Commission action includes (1) a permanent exclusion order pursuant to section 337(d) of the Tariff Act of 1930, as amended, excluding from entry into the United States of GFCI units that infringe any of the asserted patents, and (2) a permanent cease and desist order pursuant to section 337(f) of the Tariff Act of 1930, as amended, directing respondents, with respect to their domestic inventories, to cease and desist from marketing, advertising, warehousing inventory for distribution, and offering for sale, selling or distributing GFCI units that infringe any of the asserted patents. Notwithstanding that the Company and its counsel believe that the Company has significant defenses relating to the patents in suit, in the meantime due to market factors, the Company has discontinued sales of GFCIs. In view of the Company’s current discontinuation of sales and importation of GFCIs, any decision from the International Trade Commission would have very limited, if any, impact on the Company. However, in the event of an unfavorable outcome, the amount of any potential loss to the Company is not determinable.

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
10.2
Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.2 to Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, File No. 1-31747)

10.3
Amended and Restated Factoring Agreement between the Registrant and The CIT Group Commercial Services Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, File No. 1-31747)

10.4
Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, File No. 1-31747)

10.5
Credit Agreement between International Conduits Ltd. (“Icon”) and CIT Financial Ltd. (“CIT Canada”), dated June 22, 2007 (“CIT Canada Credit Agreement”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 26, 2007, File No. 1-31747)

10.6
General Security Agreement between CIT Canada and Icon, dated June 22, 2007, with respect to the obligations of Icon under the CIT Canada Credit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 26, 2007, File No. 1-31747)

10.7
Guaranty made by the Registrant and USI Electric Inc., in favor of CIT Canada, dated June 22, 2007, with respect to the obligations of Icon under the CIT Canada Credit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 26, 2007, File No. 1-31747)

10.8
Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 1-31747)

10.9
Amended and Restated Employment Agreement dated July 18, 2006 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2006, File No. 1-31747)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated February 13, 2008*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: February 13, 2008	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer