Form 10-K
period 2008-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2008-07-08
CIK 102109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2008 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from________ to ________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the American Stock Exchange Stock on September 30, 2007, was $37,202,394.

The number of shares of common stock outstanding as of June 27, 2008 was 2,487,867.
DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2008 Annual Meeting of Shareholders (to be filed).

UNIVERSAL SECURITY INSTRUMENTS, INC.
2008 ANNUAL REPORT ON FORM 10-K

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

In 1989 we formed a limited liability company under the laws of Hong Kong, as a joint venture with a Hong Kong-based partner to manufacture various products in the Peoples Republic of China (the “Hong Kong Joint Venture”). We currently own a 50% interest in the Hong Kong Joint Venture and are a significant customer of the Hong Kong Joint Venture (68.9% and 46.4% of its sales during fiscal 2008 and 2007 respectively), with the balance of its sales made to unrelated customers worldwide.

We import all of our products from various foreign suppliers. For the fiscal year ended March 31, 2008, approximately 80.0% of our purchases were imported from the Hong Kong Joint Venture.

Our sales for the year ended March 31, 2008 were $33,871,362 compared to $32,934,388 for the year ended March 31, 2007, an increase of approximately 2.8%. We reported income from continuing operations of $2,824,749 in fiscal 2008 compared to income from continuing operations of $6,093,366 in fiscal 2007, a decrease of 53.6%.

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

The Company’s retail sales are made directly by our employees and by approximately 17 independent sales organizations who are compensated by commissions. Our agreements with these sales organizations are generally cancelable by either party upon 30 days notice. We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business. Sales made directly by us are effected by our officers and full-time employees, seven of whom are also engaged in sales, management and training. Sales outside the United States are made by our officers and through exporters, and amounted to less than 0.3% of total sales in the fiscal years ended March 31, 2008 and 2007.

During fiscal 2007, we began selling home safety products to The Home Depot, Inc., a major national home improvement retailer, and total sales to Home Depot for fiscal 2008 and 2007 represented approximately 40.2% and 11% of our revenues, respectively.

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

Our backlog of orders believed to be firm as of March 31, 2008 was approximately $1,863,901. Our backlog as of March 31, 2007 was approximately $2,219.435. This decrease in backlog is primarily due to a reduction in the backlog of orders we had for ground fault circuit interrupters and lower overall sales of our safety products.

Hong Kong Joint Venture

We have a 50% interest in the Hong Kong Joint Venture which has manufacturing facilities in the People’s Republic of China, for the manufacturing of certain of our electronic and electrical products.

We believe that the Hong Kong Joint Venture arrangement will ensure a continuing source of supply for a majority of our safety products at competitive prices. During fiscal year 2008, 80.0% of our total inventory purchases were made from the Hong Kong Joint Venture. The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms. Changes in economic and political conditions in China or any other adversity to the Hong Kong Joint Venture will unfavorably affect the value of our investment in the Hong Kong Joint Venture and would have a material adverse effect on the Company’s ability to purchase products for distribution.

Our purchases from the Hong Kong Joint Venture represented approximately 68.9% of the Hong Kong Joint Venture’s total sales during fiscal 2008 and 46% of total sales during fiscal 2007, with the balance of the Hong Kong Joint Venture’s sales being primarily made in Europe and Australia, to unrelated customers. The Hong Kong Joint Venture’s sales to unrelated customers were $9,378,242 in fiscal 2008 and $22,065,702 in fiscal 2007. Please see Note D of the Financial Statements for a comparison of annual sales and earnings of the Hong Kong Joint Venture.

Discontinued Operations

In October 2006, we formed 2113824 Ontario, Inc., an Ontario corporation, as a wholly-owned subsidiary of the Company for the purpose of acquiring a two-thirds interest in two Canadian corporations, International Conduits, Ltd. (Icon) and Intube, Inc. (Intube). Icon and Intube are based in Toronto, Canada and manufacture and distribute electrical mechanical tubing (EMT) steel conduit. Icon also sells home safety products, primarily purchased from the Company, in the Canadian market. The primary purpose of the Icon and Intube acquisition was to expand our product offerings to include EMT steel conduit, and to provide this product and service to the commercial construction market. On April 2, 2007, Icon and Intube were merged under the laws of Ontario to form one corporation.

At the time of our investment in Icon, we projected that our established U.S. sales network would allow us to increase sales of EMT to U.S. customers. Despite our efforts, Icon suffered continuing losses, and we were not successful in increasing Icon’s sales in the face of competition and a downturn in the housing market. On January 29, 2008, Icon received notice from CIT Financial, Ltd. (CIT Canada), Icon’s principal and secured lender, that Icon was in default under the terms of the Credit Agreement dated June 22, 2007 between Icon and CIT Canada and demanding immediate payment of all of Icon’s obligations to CIT Canada under the Credit Agreement. On February 11, 2008, the assets of Icon were placed under the direction of a court appointed receiver.

The assets held for sale related to the discontinued Canadian operations were adjusted to net realizable value based on management’s estimates. The process of completing the liquidation of Icon’s assets is continuing and the Company believes the process will continue into the second quarter of our 2009 fiscal year. Accordingly, the actual impairment charges actually incurred could differ based on the actual results of the liquidation process.

The results of Icon for the fiscal year ended March 31, 2008 and for the six month period from the date of acquisition (October 1, 2006) to March 31, 2007 have been restated and are presented in our financial statements as the results of discontinued operations, and certain prior year amounts have been restated in order to conform with the current year’s presentation.

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

Competition

In fiscal year 2008, sales of safety products accounted for substantially all of our total sales. In the sale of smoke alarms, we compete in all of our markets with First Alert and Walter Kidde Portable Equipment, Inc. In the sale of GFCI units, we compete in all our markets with Leviton Manufacturing Co., Inc., Pass & Seymour, Inc., Cooper Wiring Devices and Hubbell, Inc. All of these companies have greater financial resources and financial strength than we have. We believe that our safety products compete favorably in the market primarily on the basis of styling, features and pricing.

The safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Employees

As of March 31, 2008, we had 19 employees, 14 of whom are engaged in administration and sales, and the balance of whom are engaged in product development, manufacturing and servicing. Our employees are not unionized, and we believe that our relations with our employees are satisfactory.

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

During fiscal year 2008, 80.0% of our total inventory purchases were made from the Hong Kong Joint Venture. The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms, and we are currently pursuing the development of additional products to be manufactured by the Hong Kong Joint Venture. Our purchases from the Hong Kong Joint Venture represented approximately 68.9% of the Hong Kong Joint Venture’s total sales during fiscal 2008, with the balance of the Hong Kong Joint Venture’s sales being primarily made in Europe and Australia to unrelated customers. If the Hong Kong Joint Venture does not maintain profitability, our profitability will be adversely affected.

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

In fiscal year 2008, our sales of safety products accounted for substantially all of our sales. Many of our competitors have greater financial resources and financial strength than we have. Some of our competitors may be willing to reduce prices and accept lower profit margins to compete with us. While we believe that our safety products compete favorably with other such products in the market, primarily on the basis of styling, features, and pricing, the safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances. As a result of this competition, we could lose market share and suffer losses, which could have a material adverse effect on our future financial performance.

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

Our products must meet US. and various international standards before they are sold. For example, in the United States, our products must be certified by Underwriters Laboratories (UL) and similar certifications must be obtained in each country where we compete for market share. If our manufacturers’ products or manufacturing facilities (including those of the Hong Kong Joint Venture) fail to pass periodic inspections, the approval certificates for the relevant products may be suspended until corrections are made. Loss of UL or other independent certifications could have a material adverse affect on our sales and financial results.

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

We have not declared or paid cash dividends on our common stock in over 22 years and do not intend to pay cash dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of our board of directors.

The exercise of outstanding options will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of our common stock underlying such options may adversely affect prevailing market prices for our common stock.

As of March 31, 2008, there are outstanding options to purchase an aggregate of 88,921 shares of our common stock at per share exercise prices ranging from $7.68 to $16.09. The exercise of such outstanding options would dilute the percentage ownership of our existing stockholders, and any sales in the public market of shares of our common stock underlying such options may adversely affect prevailing market prices for our common stock.

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

Effective December 1999, we entered into an operating lease for a 9,000 square foot office and warehouse located in Baltimore County, Maryland. This lease is due to expire October 2008, and we are in discussions with our landlord for an extension of the lease or the Company will relocate locally. The Company is currently evaluating if our lease will be renewed on substantially the same terms as our current lease. The current rental, with common area maintenance, approximates $5,835 per month during the current fiscal year, with increasing rentals at 3% per year.

Effective March 2003, we entered into an operating lease for an approximately 2,600 square foot office in Naperville, Illinois. This lease expires in February 2012 and is subject to increasing rentals at 3% per year. The monthly rental, with common area maintenance, approximates $3,089 per month during the current fiscal year.

The Hong Kong Joint Venture currently operates an approximately 100,000 square foot manufacturing facility in the Guangdong province of Southern China and a 250,000 square-foot manufacturing facility in the Fujian province of Southern China. The Hong Kong Joint Venture’s offices are leased pursuant to a five year lease with rental payments of approximately $13,250 per month.

The Company believes that its current facilities, and those of the Hong Kong Joint Venture, are currently suitable and adequate.

ITEM 3.	LEGAL PROCEEDINGS

On June 11, 2003, Walter Kidde Portable Equipment, Inc. (“Kidde”) filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 03cv00537), alleging that certain of the Company’s AC powered/battery backup smoke detectors infringe on a patent acquired by Kidde. Kidde is seeking injunctive relief and damages to be determined at trial. On March 31, 2006, following numerous procedural and substantive rulings which the Company believes were favorable to the Company, Kidde obtained dismissal, without prejudice, of its suit. On November 28, 2005, prior to the March 31, 2006 dismissal of the original suit, Kidde filed a second lawsuit in the same court (05cv1031 M.D.N.C.) based on virtually identical infringement allegations as the earlier case. Discovery is now closed in this second case. Although the asserted patent is now expired, prior to its expiration, the Company sought and has now successfully obtained re-examination of the asserted patent in the United States Patent and Trademark Office (USPTO) largely based on the references cited and analysis presented by the Company which correspond to defenses raised in the litigation. The fact that Reexamination was granted and is still pending before the USPTO supports the Company’s substantive position and its defenses to Kidde. The Company and its counsel believe that regardless of the Reexamination, the Company has significant defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to the Company is not yet determinable.

On August 16, 2007, Pass & Seymour, Inc. filed a complaint under section 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, in the United States International Trade Commission against a number of respondents including the Company. Pass & Seymour asserted infringement of a number of different patents by the Respondents for certain ground fault circuit interrupter (GFCI) technologies. The allegations against the Company were limited to specific claims of only a few of the asserted patents. On September 18, 2007, the International Trade Commission instituted an investigation into the matter (Investigation 337-TA-615). On June 6, 2008, the Company and Pass and Seymour reached agreement to settle with no cost to the Company. That Agreement and an associated Consent Judgment dismissing the action as to the Company and binding both parties to the outcome of the Commission decision relating to the remaining manufacturing Respondents is being finalized. The Company will incur no liability apart from its legal costs to defend against the action.

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders during the quarter ended March 31, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS
Harvey B. Grossblatt	61	President, Chief Operating Officer and Chief Executive Officer
James B. Huff	56	Chief Financial Officer, Secretary and Treasurer

HARVEY B. GROSSBLATT has been a director of the Company since 1996. He served as Chief Financial Officer from October 1983 through August 2004, Secretary and Treasurer of the Company from September 1988 through August 2004, and Chief Operating Officer from April 2003 through August 2004. Mr. Grossblatt was appointed Chief Executive Officer in August 2004.

JAMES B. HUFF  has served as Chief Financial Officer from August 2004 and Secretary and Treasurer from October 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock, $.01 par value (the “Common Stock”) trades on the American Stock Exchange under the symbol UUU.

As of June 16, 2008, there were 203 record holders of the Common Stock. The closing price for the Common Stock on that date was $6.10. We have not paid any cash dividends on our common stock, and it is our present intention to retain all earnings for use in future operations.

The following table sets forth the high and low prices for the Common Stock for each full quarterly period during the fiscal years indicated. All share and per share amounts included in the following financial data have been retroactively adjusted to reflect the 4-for-3 stock dividend paid on October 16, 2006 to shareholders of record on September 25, 2006.

Fiscal Year Ended March 31, 2008
First Quarter	High	$36.29
	Low	$29.10

Second Quarter	High	$32.60
	Low	$17.00

Third Quarter	High	$24.60
	Low	$6.65

Fourth Quarter	High	$7.63
	Low	$4.69

Fiscal Year Ended March 31, 2007
First Quarter	High	$24.45
	Low	$17.75

Second Quarter	High	$26.93
	Low	$20.97

Third Quarter	High	$30.25
	Low	$20.47

Fourth Quarter	High	$35.04
	Low	$25.80

Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s Shares for the period March 31, 2003 through March 31, 2008 with the cumulative total return for the same period for the NASDAQ Composite Index and the Dow Jones Wilshire SmallCap Index. Dividend reinvestment has been assumed.

Total Return Analysis
	3/31/2003	3/31/2004	3/31/2005	3/31/2006	3/31/2007	3/31/2008
Universal Security Instruments, Inc.	$100.00	$200.94	$240.03	$341.56	$717.59	$134.74
Nasdaq Composite	$100.00	$151.01	$152.38	$181.06	$189.63	$177.49
Dow Jones Wilshire SmallCap	$100.00	$165.45	$178.61	$224.90	$242.45	$215.04

Source: Research Data Group, Inc

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The Statement of Operations data and the Balance Sheet data for the years ended, and as at, March 31, 2004, 2005, 2006, 2007 and 2008 and are derived from our audited consolidated financial statements. All share and per share amounts included in the following financial data have been retroactively adjusted to reflect the 4-for-3 stock dividend paid on October 16, 2007 to shareholders of record on September 25, 2007 and the 4-for-3 stock dividend paid on April 5, 2004 to shareholders of record on March 15, 2004.

	Year Ended March 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Net sales	$33,871,362	$32,934,388	$28,894,101	$23,465,443	$17,201,116
Income before equity in earnings of Hong Kong Joint Venture and income taxes	1,351,139	3,608,196	2,394,258	765,742	429,716
Income from continuing operations	2,824,749	6,093,366	4,600,352	3,417,854	2,571,026
Loss from discontinued operations (net of tax benefit)	(8,393,663)	(560,108)	-	-	-
Net (loss) income	(5,568,914)	5,533,258	4,600,352	3,417,854	2,571,026
Per common share:
Basic – from continuing operations	1.14	2.54	2.06	1.60	1.27
Basic – from discontinued operations	(3.38)	(0.23)	-	-	-
Basic – net loss	(2.24)	2.31	-	-	-
Diluted – from continuing operations	1.13	2.45	1.89	1.46	1.12
Diluted – from discontinued operations	(3.35)	(0.23)	-	-	-
Diluted – net loss	(2.23)	2.23	-	-	-
Weighted average number of common shares outstanding
Basic	2,484,192	2,398,284	2,228,908	2,136,599	2,022,461
Diluted	2,502,017	2,484,606	2,432,705	2,352,632	2,300,275

Balance Sheet Data:
Total assets	30,468,917	36,195,468	20,358,603	16,049,948	11,098,916
Long-term debt (non-current)	91,160	-	-	-	-
Working capital (1)	7,468,547	14,678,615	9,911,628	6,317,231	4,200,170
Current ratio (1)	1.68:1	2.27:1	4.60:1	3.00:1	3.21:1
Shareholders’ equity	19,423,935	24,671,881	17,606,569	12,897,668	9,198,273

(1)	Working capital is computed as the excess of current assets over current liabilities. The current ratio is calculated by dividing current assets by current liabilities.

Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for fiscal years 2008 and 2007 are summarized as follows:

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,

2008
Net sales	10,449,343	8,967,740	7,776,986	6,677,293
Gross profit	2,715,334	1,942,354	1,825,486	1,386,882
Income from continuing operations	1,204,844	802,107	780,207	37,591
Loss from discontinued operations	(413,842)	(483,977)	(2,415,996)	(5,079,848)
Income per share from continuing operations:
Basic	0.49	0.32	0.31	0.02
Diluted	0.48	0.32	0.31	0.02
Loss per share from discontinued operations:
Basic	(0.17)	(0.19)	(0.97)	(2.04)
Diluted	(0.17)	(0.19)	(0.97)	(2.04)
Net income (loss) – basic	0.32	0.13	(0.66)	(2.02)
Net income (loss) – diluted	0.31	0.13	(0.66)	(2.02)

2007
Net sales	$8,038,437	$8,018,088	$8,678,312	$8,199,551
Gross profit	2,780,517	2,607,922	2,743,182	2,297,695
Income from continuing operations	1,577,468	1,416,204	1,760,269	1,339,425
Loss from discontinued operations	-	-	(71,078)	(489,030)
Income per share from continuing operations:
Basic	0.68	0.59	0.72	0.56
Diluted	0.62	0.57	0.72	0.53
Loss per share from discontinued operations:
Basic	-	-	(0.01)	(0.20)
Diluted	-	-	(0.01)	(0.19)
Net income – basic	0.68	0.59	0.71	0.35
Net income - diluted	0.62	0.57	0.71	0.34

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50% owned Hong Kong Joint Venture. From October 2006 through January 2008, we also were engaged in the manufacture and distribution of EMT steel conduit through Icon, our majority-owned Canadian subsidiary. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2008, 2007 and 2006 relate to the operational results of the Company and its consolidated subsidiaries only and includes the Company’s equity share of earnings in the Hong Kong Joint Venture. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Hong Kong Joint Venture.”

Discontinued Canadian Operations

In October 2006, we formed 2113824 Ontario, Inc., an Ontario corporation, as a wholly-owned subsidiary of the Company for the purpose of acquiring a two-thirds interest in two Canadian corporations, International Conduits, Ltd. (Icon) and Intube, Inc. (Intube). Icon and Intube are based in Toronto, Canada and manufacture and distribute electrical mechanical tubing (EMT) steel conduit. Icon also sells home safety products, primarily purchased from the Company, in the Canadian market. The primary purpose of the Icon and Intube acquisition was to expand our product offerings to include EMT steel conduit, and to provide this product and service to the commercial construction market. On April 2, 2007, Icon and Intube were merged under the laws of Ontario to form one corporation.

In June 2007, Icon entered into a credit agreement with CIT Financial, Ltd. to provide a term loan and a line of credit facility. These loans are secured by all of the assets of Icon and by the corporate guarantees of the Company and our USI Electric subsidiary.

As a result of continuing losses at Icon, we undertook an evaluation of the goodwill from our acquisition of Icon to determine whether the value of the goodwill has been impaired in accordance with FAS No. 142, “Goodwill and Other Intangible Assets”. Based on that evaluation, we determined that the value of the goodwill from our acquisition of Icon was impaired, and we recognized an impairment charge of US$1,926,696 for the goodwill as of December 31, 2007. The impairment has been recorded in discontinued operations in the consolidated statements of operations.

At the time of our investment in Icon, we projected that our established U.S. sales network would allow us to increase sales of EMT to U.S. customers. Despite our efforts, Icon suffered continuing losses, and we were not successful in increasing Icon’s sales in the face of competition and a weakening U.S. dollar. On January 29, 2008, Icon received notice from CIT Financial, Ltd. (CIT Canada), Icon’s principal and secured lender, that Icon was in default under the terms of the Credit Agreement dated June 22, 2007 between Icon and CIT Canada and demanding immediate payment of all of Icon’s obligations to CIT Canada under the Credit Agreement. On February 11, 2008, the assets of Icon were placed under the direction of a court appointed receiver, the operations of Icon were suspended and the assets of Icon are classified as assets held for sale in the consolidated balance sheet. Accordingly, the consolidated financial statements and the related note disclosures reflect the operations of Icon as discontinued operations for all periods presented.

As a result of Icon’s receivership and the steps taken to liquidate Icon’s assets, we have written down the non cash assets of Icon to their estimated net realizable value as of March 31, 2008. At March 31, 2008, the assets of Icon held by the receiver consist of cash of $823,550, trade accounts receivable (net of allowance for doubtful accounts of $249,962) of $371,793, inventories (net of allowance for excess and obsolete inventory of $500,000) of $817,022, and prepaid expenses of $6,811, amounting to total current assets of $2,019,176. Property, plant and equipment with a book value of $4,387,536 is shown net of a an impairment charge of $3,555,981 at a contractual sales value of $831,555. The total value of assets net of applicable allowances and impairment reserves at March 31, 2008 is $2,850,731.

At March 31, 2008, the liabilities of Icon include trade accounts payable to unsecured creditors of $3,208,548, secured notes payable to CIT Financial, Ltd. of $4,478,826 and other secured amounts payable of $136,076. The total liabilities of Icon at March 31, 2008 are $7,823,450.

As noted above, the assets held for sale related to the discontinued Canadian operations were adjusted to net realizable value based on management’s estimates. The process of completing the liquidation of Icon’s assets is continuing and the Company believes the process will continue into the second quarter of our 2009 fiscal year. Accordingly, the actual impairment charges actually incurred could differ based on the actual results of the liquidation process.

We anticipate that Icon’s obligations will be settled in the Ontario receivership action during the Company’s fiscal year ending March 31, 2009. As a result of the settlement of Icon’s obligations, we expect that the Company will record a gain of between $3,750,000 and $4,250,000 due to the characterization of debt abatement caused by the difference between Icon’s total obligations and the net proceeds of the liquidation of Icon’s assets.

The results of Icon for the fiscal year ended March 31, 2008 and for the six month period from the date of acquisition (October 1, 2006) to March 31, 2007 have been restated and are presented in our financial statements as the results of discontinued operations, and certain prior year amounts have been restated in order to conform with the current year’s presentation.

Comparison of Results of Operations for the Years Ended March 31, 2008, 2007 and 2006

Sales. In fiscal year 2008, our net sales increased by $936,974 (2.8%), from $32,934,388 in fiscal 2007 to $33,871,362 in fiscal 2008. Sales to the electrical distribution trade through our USI Electric subsidiary decreased to $15,178,930, principally due to decreased volume from the U.S. residential construction trade (from approximately $19,916,690 in 2007) and also due to our inability to import GFCI devices because the manufacturer has not yet received certifications for mandated changes to the devices. The Company increased its sales to retail and wholesale customers in the fiscal year ended March 31, 2008 to $18,692,432 from $13,017,698 at March 31, 2007, principally as a result of sales to a national home improvement retailer.

In fiscal year 2007, sales increased by $4,040,287 (13.9%) from $28,894,101 in fiscal 2006 to $32,934,388 in fiscal 2007. Sales to the electrical distribution trade through our USI Electric subsidiary decreased to $19,916,690, principally due to decreased volume from the U.S. residential construction trade (from approximately $21,260,000 in 2006). The Company increased its sales to retail and wholesale customers in the fiscal year ended March 31, 2007 to $13,017,698 from $7,634,030 at March 31, 2006, principally as a result of sales to a national home improvement retailer.

Gross Profit. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin for the fiscal year ended March 31, 2008 was 23.2% compared to 31.6% and 32.7% in fiscal 2007 and 2006, respectively. The decreases in 2008 and 2007 gross margins from the respective prior years are attributed to our increased sales to a national home improvement retailer and our lower gross profit margins on those sales, and due to significantly lower GFCI sales as previously indicated.

Expenses. Selling, general and administrative expenses for fiscal 2008 decreased by $422,396 (6.5%), from $6,546,609 in fiscal 2007 to $6,124,213 in fiscal 2008. As a percentage of net sales, these expenses decreased to 18.1% for the fiscal year ended March 31, 2008 from 19.9% for the fiscal year ended March 31, 2007. The decrease in selling, general and administrative expense in dollars and as a percent of sales is principally attributable to lower salaries and wages, due to a reduction in management bonuses and a reduction in legal expenses.

Selling, general and administrative expenses for fiscal 2007 decreased by $230,079 (3.4%) from $6,776,688 in fiscal 2006 to $6,546,609 in fiscal 2007. As a percentage of net sales, these expenses decreased to 19.9% for the fiscal year ended March 31, 2007 from 23.5% for the fiscal year ended March 31, 2006. The decrease in selling, general and administrative expense as a percent of sales is attributable to costs that do not increase proportionately with the higher sales volume and a reduction in legal expenses from the 2006 period. The reduction in legal expense was partially offset by an increase in commissions and freight charges; the account classification which was the most significant factor in this dollar increase, due to our higher 2007 sales volume. Commissions and freight charges, as a percentage of sales, while consistent with commission and freight charges of the prior year, vary directly with sales volume.

Interest Income and Expense. Interest expense for fiscal 2008 increased to $46,349 from $0 in fiscal 2007 primarily due to the timing of activity in our line of credit. Interest expense for fiscal 2007 decreased to $0 from $48,999 in fiscal 2006 primarily due to the timing of activity in our line of credit . The majority of the Company’s cash balances are maintained on deposit with the Company’s factor and earn interest at the factor’s prime rate of interest minus 3%. During the fiscal year ended March 31, 2008, the Company earned interest of $16,155 on these deposits and $21,991 on these deposits for the year ended March 31, 2007. The company earned interest of $21,991 for the year ended March 31, 2007 compared to net interest expense of $39,331 in fiscal 2006.

Income Taxes. For the fiscal year ended March 31, 2008, we generated a net operating loss for federal and state income tax purposes of approximately $3,320,000. The loss was generated principally as a result of the impairment of the Company’s investment in and notes and accounts receivable due from the discontinued Canadian subsidiary. Furthermore, we generated foreign tax credits of $132,439 for the fiscal year ended March 31, 2008. We will elect to carry our net operating loss of forward to offset future taxable income. In addition, we have foreign tax credits of approximately $388,744 available to offset future taxes.

During the fiscal year ended 2007, the Company offset the payment of taxes on $3,265,940 of taxable income with the difference between the option price and the exercise price recognized as an employment expense for federal income tax purposes related to employee stock options. For book purposes, this benefit has been treated as an addition to paid-in capital. In addition, the Company offset a portion of its federal taxes of approximately $731,395 with foreign tax credits available as a result of foreign taxes paid on the repatriated earnings of the Hong Kong Joint Venture. At March 31, 2007, we had a foreign tax credit carryforward of $190,887 available to offset future taxes. After application of the deductions and credits identified above, we had a net tax liability for federal and state income tax purposes of approximately $337,000 with respect to our 2007 fiscal year. The deductions and the income tax credits for foreign income taxes paid resulted in an effective income tax rate of approximately 19.28% for the fiscal year ended March 31, 2007.

Income from Continuing Operations. We reported income from continuing operations of $2,824,749 for fiscal year 2008 compared to income from continuing operations of $6,093,366 for fiscal year 2007, a $3,268,617 (53.6%) decrease. This decrease in net income resulted from a reduction of $1,860,115 in our equity in the earnings of the Hong Kong Joint Venture due to a lower sales volume as a result in the downturn in the housing industry, and a reduction in the earnings from continuing operations of $1,408,502 due to sales of lower margin products, partially offset by lower selling, general and administrative expenses of $422,396 as described above, and the income tax effects described above.

We reported income from continuing operations of $6,093,366 for fiscal year 2007 compared to income from continuing operations of $4,600,352 for fiscal year 2006, a $1,493,014 (32.5%) increase. This increase in net income resulted from increased income of our Hong Kong Joint Venture, partially offset by higher selling, general and administrative expenses as described above, and the income tax effects described above.

Net Income. We reported a net loss of $5,568,914 for fiscal 2008 compared to net income of $5,533,258 for fiscal year 2007 and net income of $4,600,352 for fiscal year 2006. In addition to the discussion above with respect to the decrease in income from continuing operations, the overall decrease in net income for 2008 is the result of losses generated by our Canadian operations due primarily to impairment charges on the assets held by the receiver. The increase in net income in fiscal 2007 over fiscal 2006 resulted from increased income of our Hong Kong Joint Venture, partially offset by higher selling, general and administrative expenses described above, the income tax effects described above and losses from our discontinued Canadian subsidiary.

Financial Condition, Liquidity and Capital Resources

Our cash needs are currently met by funds generated from operations and from our Factoring Agreement with CIT Group, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum we may borrow under this Agreement is $7,500,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, at March 31, 2008, our maximum borrowing availability under this Agreement is $5,200,000. Any outstanding principal balance under this Agreement is payable upon demand. The interest rate on the Factoring Agreement, on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by the factor which, as of March 31, 2008, was 6.0%. Any borrowings are collateralized by all our accounts receivable and inventory. During the year ended March 31, 2008, working capital (computed as the excess of current assets over current liabilities) decreased by $7,210,068, from $14,678,615 on March 31, 2007, to $7,468,547 on March 31, 2008. This decrease in working capital is due to the decrease in working capital of the discontinued operations of the Canadian subsidiary amounting to $10,332,091, primarily relating to impairment charges recognized and the new debt related to the Canadian operations, offset by an increase in the working capital of the continuing operations of $3,122,023.

On June 22, 2007, we entered into an Amended and Restated Factoring Agreement with CIT Group/Commercial Services, Inc. At the same time, our Icon Canadian subsidiary entered into a financing facility with CIT Financial Ltd., as described in our Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2007. CIT’s loans to Icon are secured by all of the assets of Icon and by the corporate guarantees of the Company and our USI Electric subsidiary. At March 31, 2008, the liabilities of Icon include trade accounts payable to unsecured creditors of $3,208,548, secured notes payable to CIT of $4,478,826 and other secured amounts payable of $136,076.

Our operating activities provided cash of $2,349,563 for the year ended March 31, 2008. For the fiscal year ended March 31, 2007, operating activities used cash of $3,372,328. The decreased use of cash by operating activities was primarily due to an increase in deferred tax assets and a reduction in accounts payable and accrued expenses, and to the decreased earnings of our Hong Kong Joint Venture. These uses were partially offset by decreases in accounts receivable and amounts due from factor and decreases in inventories.

Our investing activities used cash of $543,962 during fiscal 2008 principally as a result of the change in net assets of the discontinued operations of the Canadian subsidiary and used cash of $1,402,959 during fiscal 2007. During 2008, as in prior years, the Company offset a portion of its distributions from the Hong Kong Joint Venture with amounts due by the Company to the Hong Kong Joint Venture. The Company offset $250,000 during fiscal 2008 and $250,000 during fiscal 2007 of amounts due by it to the Hong Kong Joint Venture in lieu of cash distributions. The Company discloses these payments as a non-cash transaction in its statement of cash flows.

Financing activities in 2008 provided cash of $1,976,693. Our net debt repayment was offset by cash provided from the issuance of common stock from the exercise of employee stock options of $126,678 and the tax benefit of $92,935 associated with the deduction of employment expense related thereto. Financing activities in 2007 provided cash of $1,782,152 which was primarily from the exercise of employee stock options (and the related tax benefit) and borrowings from our factor.

Hong Kong Joint Venture

The financial statements of the Hong Kong Joint Venture are included in this Form 10-K beginning on page JV-1. The reader should refer to these financial statements for additional information. There are no material Hong Kong – US GAAP differences in the Hong Kong Joint Venture’s accounting policies.

In fiscal year 2008, sales of the Hong Kong Joint Venture were $30,144,148 compared to $41,151,055 and $24,811,790 in fiscal years 2007 and 2006, respectively. The decrease in sales for 2008 was primarily due to decreased sales to non-affiliated customers in Europe. The increase in sales for the 2007 period from the 2006 period was primarily due to increased sales to unrelated third parties and higher sales to the Company.

Net income was $3,270,926 for fiscal year 2008 compared to net income of $8,377,365 and $4,160,935 in fiscal years 2007 and 2006, respectively. The decrease in the current fiscal year is primarily due to decreased sales volume to unrelated third parties.

Gross margins of the Hong Kong Joint Venture for fiscal 2008 decreased to 25.1% from 33.4% in the prior fiscal year. The primary reason for this decrease was due to variation in product mix. The primary reason for the change in product mix is attributed to the large volume of lower margin sales to the Company designed for the U.S. retail market. At March 31, 2007, the Hong Kong Joint Venture’s gross margin decreased to 33.4% from 34.7% at March 31, 2006. The primary reason for this decrease was lower gross margins on sales to the Company for the U.S. retail market.

Selling, general and administrative expenses of the Hong Kong Joint Venture were $4,408,855, $4,789,424 and $4,269,714 for fiscal years 2008, 2007 and 2006, respectively. As a percentage of sales, these expenses were 14.6%, 12% and 17% for fiscal years 2008, 2007 and 2006, respectively. The decrease in dollars of selling, general and administrative expenses for the year ended March 31, 2008 was due principally to a reduction in management bonuses and legal fees.

Interest expense net of interest income was $26,932 for fiscal year 2008, compared to $52,181 and $34,130 in fiscal years 2007 and 2006, respectively. The increase in interest expense net of interest income for 2008 was due to a decrease in investments. The increase from 2006 to 2007 is due to variations in the amount of investments in bonds during that fiscal period.

Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During fiscal year 2008, working capital increased by $1,501,104 from $7,385,037 on March 31, 2007 to $8,886,141 on March 31, 2008.

Contractual Obligations and Commitments

The following table presents, as of March 31, 2008, our significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in Note F to the consolidated financial statements.

	Payment due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating lease obligations	$160,793	$68,771	$62,267	$29,755	$-
Guaranteed obligations of discontinued operations to CIT	4,478,834	4,478,824	-	-	-

Critical Accounting Policies

Management’s discussion and analysis of our consolidated financial statements and results of operations are based upon our Consolidated Financial Statement included as part of this document. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to bad debts, inventories, income taxes, impairment of long-lived assets, and contingencies and litigation. We base these estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectability of the related receivable is reasonably assured. We established allowances to cover anticipated doubtful accounts and sales returns based upon historical experience.

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

Impairment of Long-Lived Assets:  The Company’s policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”), SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”). The Company recognizes an impairment loss when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The measurement of the impairment losses to be recognized is based upon the difference between the fair value and the carrying amount of the assets. During fiscal 2008, the company recognized impairment losses on assets held for sale of approximately $3,750,000, which is included in the loss from discontinued operations.

Income Taxes: In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes —  An Interpretation of FASB Statement No. 109” , which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. See Note F, Income Taxes.

Recently Issued Accounting Pronouncements

Business Combinations: In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”),which replaces SFAS No. 141 and issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51. These two new standards will change the accounting for and the reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company for financial statements issued for fiscal years beginning after December 31, 2008.

Fair Value Measurements: In September 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company has not yet determined the impact that the implementation of SFAS 157 will have on its results of operations or financial condition.

The Fair Value Option for Financial Assets and Financial Liabilities: In February 2008, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The effect, if any, of adopting SFAS No. 159 on the Company’s financial position and results of operations has not been finalized.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal financial instrument is our Factoring Agreement which provides for interest at the factor’s prime rate (6.0% at March 31, 2008). We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by us under our Factoring Agreement. A significant rise in the prime rate could materially adversely affect our business, financial condition and results of operations. At March 31, 2008 and during the fiscal year then ended, we had no borrowings outstanding under the facility. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and believe that the system is effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

 Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, except with respect to our Canadian subsidiary (as described in the next paragraph), the Company’s internal control over financial reporting was effective as of March 31, 2008.

As reported elsewhere in this Annual Report, on February 11, 2008, the assets of Icon, our Canadian subsidiary, were placed under the direction of a court appointed receiver and the operations of Icon have discontinued. The process of completing the liquidation of Icon’s assets is continuing and we believe the process will continue into the second quarter of our fiscal year. The accounting treatment for Icon and its discontinued operations is complex and the Company’s management has become aware of certain material weaknesses in the internal controls over financial reporting of Icon’s discontinued operations since February 11, 2008. Management anticipates that these material weaknesses will be corrected and appropriate adjustments, if any, will be made as the liquidation of Icon’s assets continues.

Management is also aware that there may be material weaknesses in the processes followed by the Company in the identification and measurement of uncertain tax positions and the preparation of its consolidated income tax provision. Management is evaluating various considerations that may assist in addressing this material weakness in internal controls over financial reporting.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

Other than as described above with respect to our Canadian subsidiary, there have been no changes in our internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements.

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K.
Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 13, 2008, file No. 1-31747)
10.1	Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10K for the year ended March 31, 2003, File No. 1-31747)
10.3
Amended Factoring Agreement with CIT Group (successor to Congress Talcott, Inc.) dated November 14, 1999 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)

10.4	Amendment to Factoring Agreement with CIT Group (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10K for the Fiscal Year Ended March 31, 2007, File No. 1-31747)
10.5
Amendment to Factoring Agreement with CIT Group dated September 28, 2004 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 1-31747)

10.6
Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)

10.7
Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2008 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2008, file No. 1-31747)

10.8
Credit Agreement between International Conduits Ltd. (“Icon”) and CIT Financial Ltd. (“CIT Canada”), dated June 22, 2008 (“CIT Canada Credit Agreement”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)

10.9
General Security Agreement between CIT Canada and Icon, dated June 22, 2007, with respect to the obligations of Icon under the CIT Canada Credit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)

10.10
Guaranty made by the Registrant and USI Electric, Inc., in favor of CIT Canada, dated June 22, 2007, with respect to the obligations of Icon under the CIT Canada Credit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)

10.11
Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10K for the Fiscal Year Ended March 31, 2000, File No. 1-31747)

10.12
Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 1-31747)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10K for the year ended March 31, 2004, File No. 1-31747)
21	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP*
23.2	Consent of Grant Thornton LLP (Hong Kong)*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10K for the year ended March 31, 2007, File No. 1-31747)
99.1	Press Release dated July 7, 2008*

*Filed herewith

(c) Financial Statements Required by Regulation S-X.

Separate financial statements of the Hong Kong Joint Venture

Independent Auditors’ Report	JV-1
Report of Independent Registered Public Accounting Firm	JV-2
Consolidated Income Statement	JV-3
Consolidated Balance Sheet	JV-4
Balance Sheet	JV-5
Consolidated Statement of Changes in Equity	JV-6
Consolidated Cash Flow Statement	JV-7
Notes to Financial Statements	JV-8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.

July 8, 2008	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey B. Grossblatt	President, Chief Executive Officer	July 8, 2008
Harvey B. Grossblatt	and Director

/s/ James B. Huff	Chief Financial Officer	July 8, 2008
James B. Huff

/s/ Cary Luskin	Director	July 8, 2008
Cary Luskin

/s/ Ronald A. Seff	Director	July 8, 2008
Ronald A. Seff

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Universal Security Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. and subsidiaries (the Company) as of March 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Security Instruments, Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note A to the Notes to Consolidated Financial Statements, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective April 1, 2007.

/s/ GRANT THORNTON LLP

Baltimore, Maryland
July 3, 2008

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,863,784	$-
Accounts receivable:
Trade less allowance for doubtful accounts of $15,000 at March 31, 2008 and 2007	261,678	1,292,718
Employees and recoverable taxes	282,083	22,073
	543,761	1,314,791

Amount due from factor	5,600,408	7,158,597
Inventories, net of allowance for obsolete inventory of $40,000 at March 31, 2008 and 2007	5,357,488	8,705,316
Prepaid expenses	206,197	141,577
Assets held for sale	2,850,731	8,881,921

TOTAL CURRENT ASSETS	18,422,369	26,202,202

DEFERRED TAX ASSET	1,914,136	756,424

INVESTMENT IN HONG KONG JOINT VENTURE	9,986,579	9,072,284

PROPERTY AND EQUIPMENT – NET	130,347	146,072

OTHER ASSETS	15,486	18,486

TOTAL ASSETS	$30,468,917	$36,195,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable – factor	$-	$2,254,966
Accounts payable	2,465,292	3,799,283
Accrued liabilities:
Litigation reserve	401,592	703,193
Payroll and employee benefits	158,057	622,083
Commissions and other	105,431	621,513
Liabilities held for sale	7,823,450	3,522,549

TOTAL CURRENT LIABILITIES	10,953,822	11,523,587

LONG-TERM OBLIGATIONS
Long-term obligation - other	91,160	-

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding 2,487,867 and 2,475,612 shares at March 31, 2008 and March 31, 2007, respectively	24,879	24,756
Additional paid-in capital	13,453,378	13,214,025
Retained earnings	5,890,023	11,545,304
Other comprehensive income (loss)	55,655	(112,204)
TOTAL SHAREHOLDERS’ EQUITY	19,423,935	24,671,881
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,468,917	$36,195,468

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31
	2008	2007	2006

Net sales	$33,871,362	$32,934,388	$28,894,101
Cost of goods sold	26,001,306	22,505,072	19,436,949

GROSS PROFIT	7,870,056	10,429,316	9,457,152

Research and development expense	364,510	296,502	246,875
Selling, general and administrative expense	6,124,213	6,546,609	6,776,688

Operating income	1,381,333	3,586,205	2,433,589

Other income (expense):
Interest expense	(46,349)	-	(48,999)
Interest income	16,155	21,991	9,668
	30,194	21,991	(39,331)

INCOME BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	1,351,139	3,608.196	2,394,258

Equity in earnings of Hong Kong Joint Venture	1,985,845	3,845,960	2,109,594

Income from continuing operations before income taxes	3,336,984	7,454,156	4,503,852

Provision for income tax expense (benefit)	512,235	1,360,790	(96,500)

INCOME FROM CONTINUING OPERATIONS	2,824,749	6,093,366	4,600,352

Discontinued operations
Loss from operations of the discontinued Canadian subsidiary (including impairment loss of $9,013,990 in 2008)	(10,242,663)	(590,139)	-

Income tax benefit – discontinued operations	1,849,000	30,031	-

Loss from discontinued operations	(8,393,663)	(560,108)	-

NET (LOSS) INCOME	$(5,568,914)	$5,533,258	$4,600,352

Income (loss) per share:
Basic – from continuing operations	$1.14	$2.54	$2.06
Basic – from discontinued operations	$(3.38)	$(0.23)	$-
Basic – net (loss) income	$(2.24)	$2.31	$2.06
Diluted – from continuing operations	$1.13	$2.45	$1.89
Diluted – from discontinued operations	$(3.35)	$(0.23)	$-
Diluted – net (loss) income	$(2.23)	$2.23	$1.89
Shares used in computing net income per share:
Basic	2,484,192	2,398,284	2,228,908
Diluted	2,502,017	2,484,606	2,432,705

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income	Total

Balance at April 1, 2005	2,203,997	$22,040	$11,463,934	$1,411,694	-	$12,897,668

Issuance of common stock from the exercise of employee stock options	53,805	538	98,011	-	-	98,549

Stock issued in lieu of directors’ fees	607	6	9,994	-	-	10,000

Net income	-	-	-	4,600,352	-	4,600,352

Balance at March 31, 2006	2,258,409	$22,584	11,571,939	$6,012,046	-	$17,606,569

Issuance of common stock from the exercise of employee stock options	217,203	2,172	583,486	-	-	585,658

Stock based compensation			29,411			29,411

Comprehensive income:	-	-	-		-	-

Effect of currency translation	-	-	-	-	(112,204)	-

Net income	-	-	-	5,533,258	-	5,421,054

Tax benefit from exercise of stock options	-	-	1,029,189	-	-	1,029,189

Balance at March 31, 2007	2,475,612	$24,756	$13,214,025	$11,545,304	$(112,204)	$24,671,881

Recognition of uncertain tax provisions				(86,367)		(86,367)

Issuance of common stock from the exercise of employee stock options	12,255	123	126,555	-	-	126,678

Stock based compensation			19,863			19,863

Comprehensive income:	-	-	-		-	-

Effect of currency translation	-	-	-		167,859	-

Net loss	-	-	-	(5,568,914)	-	(5,401,055)

Tax benefit from exercise of stock options	-	-	92,935	-	-	92,935

Balance at March 31, 2008	2,487,867	$24,879	$13,453,378	$5,890,023	$55,655	$19,423.935

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES
Net (loss) income	$(5,568,914)	$5,533,258	$4,600,352
Adjustments to reconcile net income to net cash used in operating activities:
Operations of discontinued subsidiary	7,904,780	(167,374)	-
Depreciation and amortization	46,503	39,449	28,338
Stock based compensation	19,863	29,411
Stock issued to directors in lieu of fees	-	-	10,000
Increase in deferred taxes	(1,157,711)	(280,040)	(124,604)
Earnings of the Hong Kong Joint Venture	(1,985,845)	(3,845,960)	(2,109,594)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and amounts due from factor	2,329,219	(3,084,166)	(958,878)
Decrease (increase) in inventories	3,347,828	(4,643,230)	772,400
(Increase) decrease in prepaid expenses	(64,620)	55,286	(51,469)
(Decrease) increase in accounts payable and accrued expenses	(2,524,540)	2,994,038	(400,248)
Decrease (increase) in other assets	3,000	(3,000)	-

NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES	2,349,563	(3,372,328)	1,766,297

INVESTING ACTIVITIES:
Cash distributions from Joint Venture	1,071,549	1,914,535	1,100,216
Purchase of equipment	(30,778)	(123,309)	(8,858)
Activities of discontinued subsidiary	(1,584,733)	(3,194,185)	-

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(543,962)	(1,402,959)	1,091,358

FINANCING ACTIVITIES:
Activities of discontinued subsidiary	4,012,046	(2,087,661)	-
Borrowing from factor	-	2,254,966	-
Principal payment of notes payable	(2,254,966)	-	-
Proceeds from issuance of common stock from exercise of employee stock options	126,678	585,658	98,549
Tax benefit from exercise of stock options	92,935	1,029,189	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,976,693	1,782,152	98,549

Effects of exchange rate on cash	81,490	(22,356)	-

INCREASE (DECREASE) IN CASH	3,863,784	(3,015,491)	2,956,204

Cash at beginning of period	-	3,015,491	59,287

CASH AT END OF PERIOD	$3,863,784	$-	$3,015,491

Supplemental information:
Interest paid	$30,194	$23,750	$48,999
Income taxes paid	$227,000	$109,500	$50,320

Non-cash investing transactions:
Issuance of 455 shares in 2007 and 950 shares in 2006 in lieu of directors’ fees and accrued compensation	$-	$-	$10,000
Offset of trade payables due the Hong Kong Joint Venture in lieu of cash distributions	$250,000	$250,000	$-

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: The Company’s primary business is the sale of smoke alarms and other safety products to retailers, wholesale distributors and to the electrical distribution trade which includes electrical and lighting distributors as well as manufactured housing companies. The Company imports all of its safety and other products from foreign manufacturers. The Company, as an importer, is subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions and currency fluctuations. During the third quarter of fiscal 2007, the Company acquired two Canadian subsidiaries, International Conduit, Inc. (Icon) and Intube, Inc. (Intube), whose primary business is the manufacture and sale of EMT steel conduit to the commercial construction market in Canada and in the United States. On February 11, 2008, the assets of Icon were placed under the direction of a court appointed receiver, the operations of Icon were suspended and the assets of Icon are classified as Assets held for sale in the consolidated balance sheet. Accordingly, the consolidated financial statements and the related note disclosures reflect the operations of Icon as discontinued operations for all periods presented.

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

Revenue Recognition: We recognize sales upon shipment of products, when title has passed to the buyer, net of applicable provisions for any discounts or allowances. We recognize revenue when the following criterion are met: evidence of an arrangement, fixed and determinable fee, delivery has taken place, and collectability is reasonably assured. Customers may not return, exchange or refuse acceptance of goods without our approval. We have established allowances to cover anticipated doubtful accounts based upon historical experience.

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

Stock-Based Compensation: As of March 31, 2008, under the terms of the Company’s Non-Qualified Stock Option Plan, as amended, 1,170,369 shares of our common stock are reserved for the granting of stock options, of which 1,166,137 have been issued, leaving 4,232 available for issuance.

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

As a result of adopting SFAS No. 123R, net income for the fiscal year ended March 31, 2008 was reduced by $19,863. No portion of employees’ compensation, including stock compensation expense, was capitalized during the period.

During the fiscal year ended March 31, 2008, 12,255 shares of our common stock have been issued as a result of the exercise of the options granted under the plan. The tax benefit, for income tax purposes, of $92,935 from the exercise of these stock options is presented as a cash flow from financing activities.

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

Stock Option Activity. During the fiscal years ended March 31, 2008 and 2007, no stock options were granted.

Stock Compensation Expense. We have elected to continue straight-line amortization of stock-based compensation expense over the requisite service period. Prior to the adoption of SFAS No. 123R, we recognized the effect of forfeitures in our pro forma disclosures as they occurred. In accordance with the new standard, we have estimated forfeitures and are only recording expense on shares we expect to vest. For the fiscal year ended March 31, 2008, we recorded $19,863 of stock-based compensation cost as general and administrative expense in our statement of operations. No forfeitures have been estimated.

As of March 31, 2008, there was $7,736 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully amortized in the fiscal year ending March 31, 2009. The aggregate intrinsic value of currently exercisable options was zero at March 31, 2008.

In prior periods, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we accounted for our stock-based compensation plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the fiscal year ended March 31, 2006.

2006

Net income, as reported	$4,600,352

Stock-based employee compensation costs, net of income tax, included in net income	10,000

Deduct: Total stock-based employee compensation expense determined under fair value, net of related tax effects	(138,846)

Pro forma net income	$4,471,506

Earnings per share:
Basic - as reported	$2.06
Basic - pro forma	2.00

Diluted - as reported	1.89
Diluted - pro forma	1.84

Research and Development: Research and development costs are charged to operations as incurred.

Discontinued Operations: We report discontinued operations in accordance with the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal or Long-Lived Assets.” Accordingly, we report businesses or asset groups as discontinued operations when we commit to a plan to divest the business or asset group and the sales of the business or asset group is deemed probable within the next 12 months.

Discontinued operations include our majority-owned subsidiary, International Conduits, Ltd. which was placed into receivership in the fourth quarter of 2008. The results of this business, including the loss on impairment, have been presented as discontinued operations for all periods presented.

The consolidated statements of income include the following in discontinued operations:

	Year ended March 31,
	2008	2007
Net Sales	$9,729,076	$2,889,000
Loss before income taxes (including asset impairment loss of $9,013,990)	(10,242,663)	(590,139)
Income tax benefit	1,849,000	30,031
Loss from discontinued operations	$(8,393,663)	$(560,198)

The major classes of assets and liabilities of businesses reported as discontinued operations included in the accompanying consolidated balance sheets are shown below.

	Year ended March 31,
	2008	2007
Assets
Cash	$823,550	$240,545
Trade receivables, net	371,793	1,263,177
Inventories	817,022	2,613,418
Property, plant and equipment, net	831,555	2,883,988
Other assets	6,811	1,880,793
Assets of discontinued operations	$2,850,731	$8,881,921
Liabilities:
Accounts payable, trade and other	3,344,624	3,522,549
Notes payable – bank	4,478,826	-
Liabilities of discontinued operations	$7,823,450	$3,522,549

On January 29, 2008, Icon received notice dated January 29, 2008 from CIT Financial, Ltd. (CIT), Icon’s principal and secured lender, that Icon is in default under the terms of the Credit Agreement dated June 22, 2007 between Icon and CIT Canada and demanding immediate payment of all of Icon’s obligations to CIT under the Credit Agreement. Pursuant to the CIT notice, the indebtedness owed by Icon to CIT is CAD $4,578,171 (US $4,478,824). The Company and its wholly owned subsidiary USI Electric, Inc., as previously mentioned, have guaranteed the obligations of Icon under the terms of the aforementioned Credit Agreement.

On February 11, 2008, the assets of Icon were placed under the direction of a court appointed receiver and the continuing operations of Icon ceased. The assets of Icon are held for sale and proceeds thereof will be used to satisfy outstanding liabilities. The process of completing the liquidation of Icon’s assets is continuing and the Company believes the process will continue into the second quarter of our 2009 fiscal year. Accordingly, the actual impairment charges incurred could differ based on the actual results of the liquidation process.

Universal Security Instruments, Inc. had recorded an investment account, and unsecured loans and advances to the Canadian subsidiaries totaling $5,449,667. The account was written off of Universal Security Instruments, Inc. with a corresponding gain recognized on the discontinued Canadian subsidiary and amounts were netted to zero within the loss from discontinued operations. As a result of writing off this investment account the Company recognized a tax benefit of approximately $1,849,000 , which was presented in the results of discontinued operations.

Business Segments: On February 11, 2008, the assets of Icon were placed under the direction of a court appointed receiver, the operations of Icon have ceased, and the assets of Icon are held for sale. Accordingly, the results of Icon for the fiscal year ended March 31, 2008, and the results of Icon for the six month period from the date of acquisition to March 31, 2007, have been restated and presented as the results of discontinued operations for all periods presented. The remaining electrical and smoke alarm business is operated by management as one segment.

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

The Company sells trade receivables on a pre-approved non-recourse basis to the Factor under the Factoring Agreement on an ongoing basis. Factoring charges recognized on sales of receivables are included in selling, general and administrative expenses in the consolidated statements of income and amounted to $223,214, $240,342 and $262,670 for the years ended March 31, 2008, 2007 and 2006, respectively. The Agreement for the sale of accounts receivable provides for continuation of the program on a revolving basis until terminated by one of the parties to the Agreement.

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $726,660, $1,042,899 and $966,981 in fiscal years 2008, 2007 and 2006, respectively.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. Included as a component of finished goods inventory are additional non-material costs. These costs include overhead costs, freight, import duty and inspection fees of $452,856 and $843,930 at March 31, 2008 and 2007, respectively. Inventories are shown net of an allowance for inventory obsolescence of $40,000 as of March 31, 2008 and March 31, 2007.

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

Impairment of Long-Lived Assets: The Company’s policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”), SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”). The Company recognizes an impairment loss when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The measurement of the impairment losses to be recognized is based upon the difference between the fair value and the carrying amount of the assets. During fiscal 2008, the company recognized impairment losses on property and equipment included in assets of approximately $3,750,000, which is included in the loss from discontinued operations.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes —  An Interpretation of FASB Statement No. 109” , which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. See Note F, Income Taxes.

Foreign currency: The Company translates the accounts of its subsidiaries denominated in foreign currencies at the applicable exchange rate in effect at the year end date for balance sheet purposes and at the average exchange rate for the period for statement of income purposes. The related translation adjustments in accumulated other comprehensive income in shareholder’s equity are reported in accumulated other comprehensive income in shareholders’ equity. Transaction gains and losses arising from transactions denominated in foreign currencies are included in the results of operations. The Company maintains cash in foreign banks of $2,639 to support its operations in Hong Kong.

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

	March 31,
	2008	2007	2006

Weighted average number of common shares outstanding for basic EPS	2,484,192	2,398,284	2,228,908

Shares issued upon assumed exercise of outstanding stock options	17,825	86,322	203,797

Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,502,017	2,484,606	2,432,705

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

During the third quarter ended December 31, 2007, the Company conducted an evaluation of goodwill acquired with the acquisition of the Canadian subsidiary (Icon) in accordance with FAS No. 142 “Goodwill and Other Intangible Assets.” Based on the trend of lower than forecast sales of mechanical tubing products in the U.S. and Canadian markets, and continuing operation and cash flow losses, the Company recorded an impairment loss of $1,926,696, reducing goodwill recorded by our Canadian subsidiary to zero at December 31, 2007. The impairment loss was recorded in loss from discontinued operations on the consolidated statement of operations.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,
	2008	2007
Leasehold improvements	$73,535	$73,535
Machinery and equipment	163,106	163,106
Furniture and fixtures	244,994	214,216
Computer equipment	196,246	196,246
	677,881	647,103

Less accumulated depreciation and amortization	(547,534)	(501,031)
	$130,347	$146,072

NOTE C - INVESTMENT IN THE HONG KONG JOINT VENTURE

The Company holds a 50% interest in a Joint Venture with a Hong Kong Corporation, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of consumer electronic products. As of March 31, 2008, the Company has an investment balance of $9,986,579 for its 50% interest in the Hong Kong Joint Venture. There are no material Hong Kong – US GAAP differences in the Hong Kong Joint Venture’s accounting policies.

The following represents summarized financial information derived from the audited financial statements of the Hong Kong Joint Venture as of March 31, 2008 and 2007 and for the years ended March 31, 2008, 2007 and 2005.

	March 31,
	2008	2007
Current assets	$14,169,626	$12,646,261
Property and other assets	10,334,906	11,720,713

Total	$24,504,532	$24,366,974

Current liabilities	$5,215,755	$5,261,224
Non-current liabilities	82,314	110,389

Equity	19,206,463	18,995,361

Total	$24,504,532	$24,366,974

	For the Year Ended March 31,
	2008	2007	2006

Net sales	$30,144,148	$41,151,055	$24,811,790
Gross profit	7,555,705	13,753,123	8,608,220
Net income	3,270,926	8,377,365	4,160,935

During the years ended March 31, 2008, 2007 and 2006, the Company purchased $20,765,906, $19,085,353 and $12,321,401, respectively, of finished product from the Hong Kong Joint Venture, which represents 79.9%, 46% and 64%, respectively, of the Company’s total finished product purchases for the years ended at March 31, 2008, 2007 and 2006. Amounts due the Hong Kong Joint Venture included in Accounts Payable totaled $1,632,066 and $3,020,091 at March 31, 2008 and 2007, respectively. Amounts due from the Hong Kong Joint Venture included in Accounts Receivable totaled $177,623 and $127,879 at March 31, 2008 and 2007, respectively.

The Company incurred interest costs charged by the Hong Kong Joint Venture of $16,964, $25,000 and $37,389 during the years ended March 31, 2008, 2007 and 2006, respectively, related to its purchases.

NOTE D - AMOUNTS DUE FROM FACTOR

The Company sells certain of its trade receivables on a pre-approved, non-recourse basis to a Factor. Since these are sold on a non-recourse basis, the factored trade receivables and related repayment obligations are not separately recorded in the Company’s consolidated balance sheets. The Agreement provides for financing of up to a maximum of $7,500,000 with the amount available at any one time based on 85% of uncollected non-recourse receivables sold to the factor and 45% of qualifying inventory. Financing of $5,200,000 is available at March 31, 2008. Any outstanding amounts due to the factor are payable upon demand and bear interest at the prime rate of interest charged by the factor, which is 6.0% at March 31, 2008. Any amount due to the factor is also secured by the Company’s inventory. There were no borrowings outstanding under this agreement at March 31, 2008.

Under this Factoring Agreement, the Company sold receivables of approximately $34,350,844 and $30,316,914 during the years ended March 31, 2008 and 2007, respectively. Gains and losses recognized on the sale of factored receivables include the fair value of the limited recourse obligation. The uncollected balance of non-recourse receivables held by the factor amounted to $5,600,408 and $7,158,597 at March 31, 2008 and 2007. The amount of the uncollected balance of non-recourse receivables borrowed by the Company as of March 31, 2008 and 2007 is $0 and $2,254,966, respectively. Collected cash maintained on deposit with the factor earns interest at the factor’s prime rate of interest less three percentage points (effective rate 3.0% and 5.25%) at March 31, 2008 and 2007, respectively.

NOTE E – CREDIT FACILITY

In June 2007, Icon entered into a credit agreement with CIT Financial, Ltd. to provide a term loan and a line of credit facility.

The term loan in the original principal amount of US$3,000,000 is repayable in thirty-six (36) equal monthly principal installments of US$83,333 plus interest at the Canadian prime rate (effective rate 5.25% at March 31, 2008). The balance outstanding at March 31, 2008 is US$2,353,298 and is included within current liabilities of discontinued operations on the consolidated balance sheet.

The line of credit facility is in the maximum amount of US$7,000,000, with borrowings based on specified percentages of accounts receivable and inventory of Icon. Amounts borrowed under the facility bear interest at the Canadian prime rate (effective rate 5.25% at March 31, 2008) and are payable with interest upon demand. The balance outstanding at March 31, 2008 is US $2,105,457. The CIT loans to Icon are secured by all of the assets of Icon and by corporate guarantees of the company and our USI Electric subsidiary. As previously disclosed, the Company received a notice of default from CIT in January 2008. The borrowings are anticipated to be repaid in fiscal 2009.

NOTE F - LEASES

During December 1999, the Company entered into an operating lease for its office and warehouse which expires in December 2008. This lease is subject to increasing rentals at 3% per year. In February 2004, the Company entered into an operating lease for an approximately 2,600 square foot office in Naperville, Illinois. This lease expires in February 2012 with increasing rentals at 3% per year.

Each of the operating leases for real estate has renewal options with terms and conditions similar to the original lease. Rent expense, including common area maintenance, totaled $113,357, $107,852 and $102,589 for the years ended March 31, 2008, 2007 and 2006, respectively.

	2009	2010	2011	2012	Thereafter
Future minimum lease payments are as follows:	$96,235	$35,337	$32,382	$28,889	$0

NOTE G – INCOME TAXES

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

The Company adopted the provisions of FIN 48 on April 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $86,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction of the April  1, 2007 retained earnings balance. The total amount of unrecognized tax benefits as of the date of the adoption was approximately $86,000 and includes both income taxes and tax penalties. In years prior to fiscal 2008, interest and penalties related to adjustments to income taxes as filed have not been significant. The Company intends to include such interest and penalties in its tax provision.

For the fiscal year ended March 31, 2008, the Company generated a net operating loss of approximately $3,320,000 that the Company will elect to carryforward to offset future taxable income. In addition, the Company generated $132,439 of foreign tax credits for the period. Accordingly, at March 31, 2008, the Company has $388,744 of foreign tax credit carryforward available to offset future federal income taxes.

At March 31, 2007, the Company had foreign tax credit carryforwards of $685,654 available as a result of foreign taxes paid on the repatriated earnings of the Hong Kong Joint Venture. In addition, the Company generated $236,628 of foreign tax credits during the fiscal year ended March 31, 2007. Approximately $534,084 of foreign tax credits were used to offset federal taxes at March 31, 2007, resulting in a remaining foreign tax credit carryforward available to offset future taxes of $388,198.

The components of income tax expense (benefit) from continuing operations for the Company are as follows:

	March 31,
	2008	2007	2006
Current expense (benefit)
U.S. Federal	$581,300	$1,425,522	$17,651
U.S. State	62,300	215,308	10,453
	643,600	1,640,830	28,104
Deferred expense (benefit)	(131,365)	(280,040)	(124,604)
Total income tax expense (benefit)	$512,235	$1,360,790	$(96,500)

Significant components of USI’s deferred tax assets and liabilities are as follows:

	March 31,
	2008	2007
Deferred tax assets:
Financial statement accruals and allowances	$210,297	$473,132
Inventory uniform capitalization	63,052	92,405
Stock option compensation	7,477	-
Net operating loss carryforward	1,245,112	-
Foreign tax credit carryforward	388,198	190,887
Net deferred tax asset	$1,914,136	$756,424

The reconciliation between the statutory federal income tax provision and the actual effective tax provision is as follows:

	Years ended March 31,
	2008	2007	2006
Federal tax (benefit) expense at statutory rate (34%) before loss carryforward	$1,134,575	$2,534,402	$1,577,074
Non-patriated earnings of Hong Kong Joint Venture	(282,251)	(635,549)	(356,143)
Employment expense of employee stock options	-	-	(224,592)
Foreign tax credit net of gross up for US portion of foreign taxes	(197,311)	(922,282)	(69,210)
Change in rates for deferreds	-	-	(264,630)
Reversal of Canadian net operating loss benefit	-	40,410	-
State income tax (benefit) expense, net of federal tax effect	62,568	195,852	10,453
Change in valuation allowance	-	-	(776,523)
Foreign rate difference	-	-	-
Permanent differences	13,419	14,543	10,108
Change in temporary differences	(218,765)	133,414	(3,037)
Provision for income tax expense (benefit)	$512,235	$1,360,790	$(96,500)

The Company files its income tax returns in the U.S. federal jurisdiction, and various state jurisdictions.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately a $86,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the April 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at April 1, 2007	$86,000

Additions based on tax positions related to the current year	150,000
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-

Balance at March 31, 2008	$236,000

The total liability for unrecognized tax benefits, as of March 31, 2008, was $236,000. That amount, if ultimately recognized, would reduce the Company’s annual effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. At March 31, 2008, the Company accrued and recognized approximately $5,160 in interest and penalties.

NOTE H - SHAREHOLDERS’ EQUITY

Common Stock - During the year ended March 31, 2008, the Company issued 12,255 shares of its common stock, all of which were issued on the exercise of employee stock options for total proceeds of $126,678.

Stock Options - Under terms of the Company’s 1978 Non-Qualified Stock Option Plan, as amended, 1,170,369 shares of common stock are reserved for the granting of stock options, of which 1,166,137 shares have been issued as of March 31, 2008, leaving 4,232 available for issuance upon exercise of options granted, or available for future grants to employees and directors. Under provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable. All options expire five years from the date of grant and have an exercise price at least equal to the market price at the date of grant. The options usually vest at 25% a year over four years. Share amounts have been retroactively adjusted to reflect the 4-for-3 stock dividend paid on October 16, 2006 to shareholders of record on September 25, 2007.

The following tables summarize the status of options under the Non-Qualified Stock Option Plan at March 31, 2008 and option transactions for the three years then ended:

Status as of March 31, 2008	Number of Shares

Presently exercisable	86,420
Exercisable in future years	2,501

Total outstanding	88,921
Available for future grants	4,232

Shares of common stock reserved	93,153

Outstanding options:
Number of holders	17
Average exercise price per share	$12.93
Expiration dates	October 2008 to March 2011

Transactions for the Three Years Ended March 31, 2008:	Number of Shares	Weighted Average Exercise Price

Outstanding at April 1, 2005	340,661
Granted	36,667	10.03
Canceled	0	0.00
Exercised	(54,000)	1.82

Outstanding at March 31, 2006	323,228
Granted	0	0.00
Canceled	(3,684)	8.51
Exercised	(218,468)	2.61

Outstanding at March 31, 2007	101,176
Granted	0	0.00
Canceled	0	0.00
Exercised	(12,255)	10.40

Outstanding at March 31, 2008	88,921

The following table summarizes information about stock options outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs)	Number of Shares	Weighted Average Exercise Price
$7.68 to $9.99	5,166	8.43	1.22	3,165	8.69
$10.00 to $12.99	49,995	11.26	1.99	49,495	11.26
$13.00 to $16.09	33,760	16.09	3.00	33,760	16.09
	88,921			86,420

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2006; no annual dividends, expected volatility of 36%, risk-free interest rate of 4.0% and expected lives of five years. The weighted-average fair value of the stock options granted in 2006 was $8.29 per share.

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

NOTE I - COMMITMENTS AND CONTINGENCIES

On June 11, 2003, Walter Kidde Portable Equipment, Inc. (“Kidde”) filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 03cv00537), alleging that certain of the Company’s AC powered/battery backup smoke detectors infringe on a patent acquired by Kidde. Kidde is seeking injunctive relief and damages to be determined at trial. On March 31, 2006, following numerous procedural and substantive rulings which the Company believes were favorable to the Company, Kidde obtained dismissal, without prejudice, of its suit. On November 28, 2005, prior to the March 31, 2006 dismissal of the original suit, Kidde filed a second lawsuit in the same court (05cv1031 M.D.N.C.) based on virtually identical infringement allegations as the earlier case. Discovery is now closed in this second case. Although the asserted patent is now expired, prior to its expiration, the Company sought and has now successfully obtained re-examination of the asserted patent in the United States Patent and Trademark Office (USPTO) largely based on the references cited and analysis presented by the Company which correspond to defenses raised in the litigation. The fact that Reexamination was granted and is still pending before the USPTO supports the Company’s substantive position and its defenses to Kidde. The Company and its counsel believe that regardless of the Reexamination, the Company has significant defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to the Company is not yet determinable.

On August 16, 2007, Pass & Seymour, Inc. filed a complaint under section 337 of the Tariff Act of 1930, 19 U.S.C. § 1337, in the United States International Trade Commission against a number of respondents including the Company. Pass & Seymour asserted infringement of a number of different patents by the Respondents for certain ground fault circuit interrupter (GFCI) technologies. The allegations against the Company were limited to specific claims of only a few of the asserted patents. On September 18, 2007, the International Trade Commission instituted an investigation into the matter (Investigation 337-TA-615). On June 6, 2008, the Company and Pass and Seymour reached agreement to settle with no cost to the Company. That Agreement and an associated Consent Judgment dismissing the action as to the Company and binding both parties to the outcome of the Commission decision relating to the remaining manufacturing Respondents is being finalized. The Company will incur no liability apart from its legal costs to defend against the action.

From time to time, the Company is involved in various lawsuits and legal matters. Management has reserved $401,592 in the aggregate to cover possible losses due to any unfavorable outcome in any of the actions in which it is involved. It is the opinion of management, based on the advice of legal counsel, that these matters will not otherwise have a material adverse effect on the Company’s financial statements.

NOTE J - MAJOR CUSTOMERS

The Company is primarily a distributor of safety products for use in home and business under both its tradenames and private labels for other companies. As described in Note C, the Company’s purchased a majority of its products from its 50% owned Hong Kong Joint Venture.

The Company has one customer, The Home Depot, which represented 37.0% and 11.09% of the Company’s product sales during the period ended March 31, 2008 and 2007 and no customers that represented in excess of 10% of the Company’s product sales for the year ended March 31, 2006.

NOTE K - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly Results of Operations (Unaudited):

The unaudited quarterly results of operations for fiscal years 2008 and 2007 are summarized as follows:

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,

2008
Net sales	10,449,343	8,967,740	7,776,986	6,677,293
Gross profit	2,715,334	1,942,354	1,825,486	1,386,882
Income from continuing operations	1,204,844	802,107	780,207	(37,591)
Loss from discontinued operations	(413,842)	(483,977)	(2,415,996)	(5,079,848)
Income per share from continuing operations:
Basic	0.49	0.32	0.31	0.02
Diluted	0.48	0.32	0.31	0.02
Loss per share from discontinued operations:
Basic	(0.17)	(0.19)	(0.97)	(2.04)
Diluted	(0.17)	(0.19)	(0.97)	(2.04)
Net income (loss) – basic	0.32	0.13	(0.66)	(2.02)
Net income (loss) – diluted	0.31	0.13	(0.66)	(2.02)

2007
Net sales	$8,038,437	$8,018,088	$8,678,312	$8,199,551
Gross profit	2,780,517	2,607,922	2,743,182	2,297,695
Income from continuing operations	1,577,468	1,416,204	1,760,269	1,339,425
Loss from discontinued operations	-	-	(71,078)	(489,030)
Income per share from continuing operations:
Basic	0.68	0.59	0.72	0.56
Diluted	0.62	0.57	0.72	0.53
Loss per share from discontinued operations:
Basic	-	-	(0.01)	(0.20)
Diluted	-	-	(0.01)	(0.19)
Net income – basic	0.68	0.59	0.71	0.35
Net income – diluted	0.62	0.57	0.71	0.34

NOTE L – RETIREMENT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. All full-time employees who have completed 12 months of service are eligible to participate. Employees are permitted to contribute up to the amounts prescribed by law. The Company may provide contributions to the plan consisting of a matching amount equal to a percentage of the employee’s contribution, not to exceed four percent (4%). Employer contributions were $61,485 and $54,689 for the year’s ended March 31, 2008 and 2007.

SCHEDULE II

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MARCH 31, 2008, 2007 AND 2006

	Balance at beginning of year	Charged to cost and expenses	Deductions	Balance at end of year
Year ended March 31, 2008
Allowance for doubtful accounts	$15,000	$0	$0	$15,000

Year ended March 31, 2007
Allowance for doubtful accounts	$15,000	$0	$0	$15,000

Year ended March 31, 2006
Allowance for doubtful accounts	$10,000	$5,000	$0	$15,000

Year ended March 31, 2008
Allowance for inventory reserve	$40,000	$0	$0	$40,000

Year ended March 31, 2007
Allowance for inventory reserve	$40,000	$0	$0	$40,000

Year ended March 31, 2006
Allowance for inventory reserve	$100,000	$0	$60,000	$40,000

S-1