Form 10-Q
period 2008-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2008-08-13
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At August 8, 2008, the number of shares outstanding of the registrant’s common stock was 2,486,567.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008	March 31, 2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,288,509	$3,863,784
Accounts receivable:
Trade less allowance for doubtful accounts of $15,000	524,619	261,678
Recoverable taxes and other receivables	282,054	282,083
	806,673	543,761
Amount due from factor	5,689,667	5,600,408
Inventories, net of allowance for obsolete inventory of $40,000	6,814,018	5,357,488
Prepaid expenses	345,561	206,197
Assets held for sale	2,729,142	2,850,731
TOTAL CURRENT ASSETS	19,673,570	18,422,369
DEFERRED TAX ASSET	1,814,134	1,914,136
INVESTMENT IN HONG KONG JOINT VENTURE	10,279,352	9,986,579
PROPERTY AND EQUIPMENT – NET	119,035	130,347
OTHER ASSETS	15,486	15,486
TOTAL ASSETS	$31,901,577	$30,468,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,602,218	$2,465,292
Accrued liabilities:
Litigation reserve	401,592	401,592
Payroll and employee benefits	215,603	158,057
Commissions and other	56,579	105,431
Liabilities held for sale	7,816,252	7,823,450
TOTAL CURRENT LIABILITIES	12,092,244	10,953,822

Long-term liability – other	92,527	91,160

COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding 2,487,867 shares at June 30, 2008 and March 31, 2008	24,879	24,879
Additional paid-in capital	13,456,871	13,453,378
Retained earnings	6,293,503	5,890,023
Other comprehensive (loss) income	(58,447)	55,655
TOTAL SHAREHOLDERS’ EQUITY	19,716,806	19,423,935
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,901,577	$30,468,917

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,
	2008	2007

Net sales	$6,192,801	$10,449,343
Cost of goods sold	4,615,735	7,734,009

GROSS PROFIT	1,577,066	2,715,334

Research and development expense	86,234	69,890
Selling, general and administrative expense	1,243,934	1,551,977

Operating income	246,898	1,093,467

Other income (expense):
Interest income	18,835	-
Interest expense	-	(58.497)

INCOME BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	265,733	1,034,970

Equity in earnings of Joint Venture	292,772	599,750

Income from continuing operations before income taxes	558,505	1,634,720
Provision for income tax expense	101,366	429,876

INCOME FROM CONTINUING OPERATIONS	457,139	1,204,844

Discontinued operations:
Loss from operations of the discontinued Canadian subsidiary	(53,659)	(413,842)
Income tax benefit – discontinued operations	-	-
Loss from discontinued operations	(53,659)	(413,842)

NET INCOME	$403,480	$791,002

Income (loss) per share:
Basic – from continuing operations	0.18	0.49
Basic – from discontinued operations	(0.02)	(0.17)
Basic – net income	0.16	0.32
Diluted – from continuing operations	0.18	0.48
Diluted – from discontinued operations	(0.02)	(0.17)
Diluted – net income	0.16	0.31
Shares used in computing net income per share:
Basic	2,487,867	2,479,979
Diluted	2,487,867	2,533,733

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$403,480	$791,002
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Operations of discontinued subsidiary	289	(2,495,581)
Depreciation and amortization	11,312	10,423
Earnings of the Joint Venture	(292,772)	(599,750)
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable and amounts due from factor	(352,171)	127,836
Increase in inventories and prepaid expenses	(1,595,894)	(720,031)
Increase in accounts payable and accrued expenses	1,150,480	535,715
Decrease in deferred taxes and other assets	100,001	5,380

NET CASH USED IN OPERATING ACTIVITIES	(575,275)	(2,345,006)

INVESTING ACTIVITIES:
Purchase of property and equipment	-	(24,916)
Activity of discontinued operation	-	(923,012)

NET CASH USED IN INVESTING ACTIVITIES	-	(947,928)

FINANCING ACTIVITIES:
Tax benefit from exercise of stock options	-	44,076
Payments net of borrowing from Commercial Bank	-	(1,222,554)
Activities of discontinued subsidiary	-	4,457,012
Proceeds from issuance of common stock from exercise of employee stock options	-	50,778

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,329,312

(DECREASE) INCREASE IN CASH	(575,275)	36,378

Cash at beginning of period	3,863,784	-

CASH AT END OF PERIOD	$3,288,509	$36,378

Supplemental information:
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Statement of Management

The consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its majority owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the Company’s March 31, 2008 audited financial statements filed with the Securities and Exchange Commission on Form 10-K. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

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

As a result of continuing losses at Icon, management undertook an evaluation of the goodwill from our acquisition of Icon to determine whether the value of the goodwill has been impaired in accordance with FAS No. 142, “Goodwill and Other Intangible Assets”. Based on that evaluation, management determined that the value of the goodwill from our acquisition of Icon was impaired, and recognized an impairment charge of US$1,926,696 for the goodwill as of December 31, 2007. The impairment was recorded in discontinued operations in the consolidated statements of operations for the year ended March 31, 2008.

At the time of the investment in Icon, management projected that the established U.S. sales network would allow us to increase sales of EMT to U.S. customers. Despite our efforts, Icon suffered continuing losses, and we were not successful in increasing Icon’s sales in the face of competition and a weakening U.S. dollar. On January 29, 2008, Icon received notice from CIT Financial, Ltd. (CIT Canada), Icon’s principal and secured lender, that Icon was in default under the terms of the Credit Agreement dated June 22, 2007 between Icon and CIT Canada and demanding immediate payment of all of Icon’s obligations to CIT Canada under the Credit Agreement. On February 11, 2008, the assets of Icon were placed under the direction of a court appointed receiver, the operations of Icon were suspended and the assets of Icon are classified as assets held for sale in the consolidated balance sheets. Accordingly, the consolidated financial statements and the related note disclosures reflect the operations of Icon as discontinued operations for all periods presented.

As a result of Icon’s receivership and the steps taken to liquidate Icon’s assets, we have written down the non cash assets of Icon to their estimated net realizable value as of March 31, 2008. At June 30, 2008, the assets of Icon held by the receiver consist of cash of $1,473,110, trade accounts receivable (net of allowance for doubtful accounts of $97,878) of $30,000, inventories (net of allowance for excess and obsolete inventory of $247,500) of $199,117, and prepaid expenses of $6,893, amounting to total current assets of $1,709,120. At March 31, 2008, property, plant and equipment is shown at a net realizable value of $831,555. Management has revised its estimate of net realizable value at June 30, 2008 to $1,020,022. Subsequent to June 30, 2008, the property, plant and equipment was sold at auction for approximately $1,034,000. The total value of assets net of applicable allowances and impairment reserves at June 30, 2008 is $2,729,142.

At June 30, 2008, the liabilities of Icon include trade accounts payable to unsecured creditors of $3,146,308, and secured notes payable to CIT Financial, Ltd. of $4,620,444. Other secured payables are $49,500. The total liabilities of Icon at June 30, 2008 are $7,816,252.

As noted above, the assets held for sale related to the discontinued Canadian operations were adjusted to net realizable value based on management’s estimates. The process of completing the liquidation of Icon’s assets is continuing and the Company believes the process will continue into the second quarter of our 2009 fiscal year. Accordingly, the actual impairment charges incurred could differ based on the results of the liquidation process.

Subsequent to June 30, 2008, on July 16, 2008, the receiver in possession of the assets of International Conduits, Ltd. (Icon) held a public auction to liquidate production machinery and equipment held for sale. The assets offered at public auction had previously been recorded at their appraised net realizable value and are recorded on the books and records of Icon at U.S. $831,555 as of March 31, 2008. Auction proceeds, net of auction fees, amounted to U.S. $1,033,652.

We anticipate that Icon’s obligations will be settled in the Ontario receivership action during the Company’s fiscal year ending March 31, 2009. Based on foreign currency exchange rates at June 30, 2008 and as a result of the settlement of Icon’s obligations, we expect that the Company will record a gain of between $3,750,000 and $4,250,000 due to debt abatement. The debt abatement is expected to be realized as the shortfall between the net proceeds of the liquidation of Icon’s assets and the total obligations of Icon.

In the accompanying consolidated financial statements, the results of Icon for the three months ended June 30, 2007 have been restated and are presented as the results of discontinued operations, and certain other prior year amounts have been restated in order to conform with the current year’s presentation.

Income Taxes

A provision for federal and state income taxes of $101,366 and $429,876 has been provided for the three month periods ended June 30, 2008 and 2007, respectively. For income tax purposes, this provision is reduced by a $0 and $44,076 benefit derived from deductions associated with the exercise of employee stock options for the three month periods ended June 30, 2008 and 2007, respectively. Under FAS 123, the tax benefit of this deduction has been treated as a credit to additional paid in capital and will not require a cash payment for income taxes. For the three month period ended June 30, 2008, federal and state income taxes are $97,866 and $3,500, respectively. For the three month period ended June 30, 2007, federal and state income taxes are $388,469 and $41,407, respectively.

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

In connection with the adoption of FIN 48, the Company recorded an initial liability of approximately $86,000 for income taxes, interest and penalties related to unrecognized tax benefits. Simultaneously, the Company recorded a reduction to retained earnings. With the adoption of FIN 48, the Company has chosen to treat interest and penalties related to uncertain tax liabilities as income tax expense. As of June 30, 2008, this liability with imputed interest is $92,527.

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Joint Venture”), that has manufacturing facilities in the People’s Republic of China, for the manufacturing of security products. The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the three months ended June 30, 2008 and 2007:

	2008	2007

Net sales	$7,797,035	$8,961,882
Gross profit	1,822,409	2,338,140
Net income	587,885	1,080,789
Total current assets	16,206,245	13,793,083
Total assets	25,758,228	25,458,275
Total current liabilities	5,780,722	6,779,592

During the three months ended June 30, 2008 and 2007, respectively, the Company purchased $5,196,060 and $6,271,324 of products from the Joint Venture. For the quarters ended June 30, 2008 and 2007, the Company has adjusted its equity in earnings of the Joint Venture to reflect a reduction of $1,171 and $59,355 for inter-company profit in inventory as required by US GAAP.

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three month period ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,
	2008	2007
Weighted average number of common shares outstanding for basic EPS	2,487,867	2,479,979
Shares issued upon the assumed exercise of outstanding stock options	-	53,754
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,487,867	2,533,733

Total outstanding options to purchase 88,921 and 0 shares of common stock as of June 30, 2008 and 2007, respectively, are not included in the above calculations as their effect would be anti-dilutive.

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

As a result of adopting SFAS No. 123R, net income for the three months ended June 30, 2008 was reduced by $3,494. No portion of employees’ compensation, including stock compensation expense, was capitalized during the period.

During the three month period ended June 30, 2007, 5,466 shares of our common stock have been issued as a result of the exercise of the options granted under the plan. The tax benefit, for income tax purposes, of $44,076 from the exercise of these stock options is presented as a cash flow from financing activities.

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

Stock Option Activity. During the three month period ended June 30, 2008 and 2007, no stock options were granted.

Stock Compensation Expense. We have elected to continue straight-line amortization of stock-based compensation expense over the requisite service period. Prior to the adoption of SFAS No. 123R, we recognized the effect of forfeitures in our pro forma disclosures as they occurred. In accordance with the new standard, we have estimated forfeitures and are only recording expense on shares we expect to vest. For the three months ended June 30, 2008 and 2007, we recorded $3,494 and $6,438, respectively of stock-based compensation cost as general and administrative expense in our statement of operations. No forfeitures have been estimated. No portion of employees’ compensation including stock compensation expense was capitalized during the period.

As of June 30, 2007, there was $4,242 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully amortized in the current fiscal year. The aggregate intrinsic value of currently exercisable options was $0 at June 30, 2008.

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three months ended June 30, 2008 and 2007 relate to the operational results of the Company only. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

Discontinued Canadian Operations

As previously reported, as a result of continuing losses at our Canadian subsidiary, International Conduits, Ltd. (Icon), on February 11, 2008, the assets of Icon were placed under the direction of a court appointed receiver, the operations of Icon were suspended and the assets of Icon are classified as assets held for sale in the consolidated balance sheet. Accordingly, the consolidated financial statements and the related note disclosures reflect the operations of Icon as discontinued operations for all periods presented.

As a result of Icon’s receivership and the steps taken to liquidate Icon’s assets, we have written down the non cash assets of Icon to their estimated net realizable value as of March 31, 2008. At June 30, 2008, the assets of Icon held by the receiver consist of cash of $1,473,110, trade accounts receivable (net of allowance for doubtful accounts of $97,878) of $30,000, inventories (net of allowance for excess and obsolete inventory of $247,500) of $199,117, and prepaid expenses of $6,893, amounting to total current assets of $1,709,120. At March 31, 2008, property, plant and equipment is shown at a net realizable value of $831,555. Management has revised its estimate of net realizable value at June 30, 2008 at approximately $1,020,000. Subsequent to June 30, 2008, the property, plant and equipment was sold at auction for approximately $1,034,000. The total value of assets net of applicable allowances and impairment reserves at June 30, 2008 is $2,729,142.

At June 30, 2008, the liabilities of Icon include trade accounts payable to unsecured creditors of $3,146,307, secured notes payable to CIT Financial, Ltd. of $4,620,444 and other secured amounts payable of $49,500. The total liabilities of Icon at June 30, 2008 are $7,816,252.

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

We anticipate that Icon’s obligations will be settled in the Ontario receivership action during the Company’s fiscal year ending March 31, 2009. Based on foreign currency exchange rates at June 30, 2008 and as a result of the settlement of Icon’s obligations, we expect that the Company will record a gain of between $3,750,000 and $4,250,000 due to debt abatement. The debt abatement is expected to be realized as the shortfall between the net proceeds of the liquidation of Icon’s assets and the total obligations of Icon.

The results of Icon for the three month period ended June 30, 2007 have been restated and are presented in our financial statements as the results of discontinued operations, and certain prior year amounts have been restated in order to conform with the current year’s presentation.

Results of Operations

Three Months Ended June 30, 2008 and 2007

Sales. Net sales for the three months ended June 30, 2008 were $6,192,801 compared to $10,449,343 for the comparable three months in the prior fiscal year, a decrease of $4,256,542 (40.1%). The primary reasons for the decrease in net sales volumes was sales of our core product lines to the electrical distribution trade, including smoke alarms, carbon monoxide alarms and ground fault circuit interrupter (GFCI) units decreased due to a decrease in new home construction during the quarter. In addition, we have not been able to import GFCI devices because the manufacturer has not yet received certifications for mandated changes to the devices.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 25.5% and 26.0% of sales for the quarters ended June 30, 2008 and 2007, respectively. The decrease in gross profit margin was primarily due to a lower gross profit margin realized on sales to a national home improvement retailer.

Expenses. Research and development, and selling, general and administrative expenses decreased by $291,699 from the comparable three months in the prior year. As a percentage of net sales, these expenses increased to 21.5% for the three month period ended June 30, 2008, from 15.5% for the 2007 period. The decrease in dollars spent was primarily due to a reduction in commissions and freight costs associated with lower sales, and the increase in costs as a percentage was primarily due to fixed costs that did not decrease at the same rate as sales.

Interest Expense and Income. Our interest income on cash deposits, net of interest charges, was $18,835 for the quarter ended June 30, 2008, compared to net interest expense of $58,497 for the quarter ended June 30, 2007. Net interest expense in the prior years quarterly period resulted from borrowings by us in support of our Canadian subsidiary.

Income Taxes. During the quarter ended June 30, 2008, the Company had a net income tax expense of $101,366. For the corresponding 2007 period, the Company has a provision for income taxes of $429,876. The decrease in current income tax expense reflects reduced taxable income in the period ended June 30, 2008

Net Income. We reported net income of $403,480 for the quarter ended June 30, 2008, compared to net income of $791,002 for the corresponding quarter of the prior fiscal year. The primary reasons for the decrease in net income is a decrease of $306,978 in the Company’s equity in the earnings of the Joint Venture from the same period of the prior year and a reduction in earnings due to a decrease in new home construction during the quarter.

Financial Condition and Liquidity

The Company has a Factoring Agreement which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum amount available under the Factoring Agreement is currently $7,950,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments and reduced by $3,000,000 representing the Company’s guarantee of the term loan facility of Icon, we had $4,950,000 available under the Factoring Agreement. There are no amounts borrowed under this agreement as of June 30, 2008. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender. At June 30, 2008, the prime rate was 5.0%. Borrowings are collateralized by all of our accounts receivable and inventory.

Our non-factored accounts receivable as of the end of our last fiscal year (net of allowances for doubtful accounts) were $5,600,408, and were $5,689,667 as of June 30, 2008. Our prepaid expenses as of the end of our last fiscal year were $206,197, and were $345,561 as of June 30, 2008. The increase in prepaid expenses during the first three months of the current fiscal year is due to the timing of premium payments to various insurance carriers.

Operating activities used cash of $575,275 for the three months ended June 30, 2008. This was primarily due to an increase in accounts receivable of $352,171, an increase in accounts payable and accrued expenses of $1,150,480, increases in inventories and prepaid expenses of $1,595,894, and earnings of the Joint Venture of $292,772. For the same period last year, operating activities used cash of $2,345,006, primarily as a result of unremitted earnings of the Hong Kong Joint Venture, increases in inventory and prepaid expenses, and the operations of the discontinued subsidiary.

Investing activities provided no cash during the three months ended June 30, 2008. Investing activities used $947,928 in the prior period, principally as a result of the activities of the discontinued operations.

Financing activities provided no cash during the three months ended June 30, 2008. In the comparable three months in the prior year, financing activities provided cash of $3,329,312, primarily from the activities of the discontinued operations.

We believe that funds available under the Factoring Agreement, distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital in the ordinary course of our business over the next twelve months and over the long term.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three months ended June 30, 2008 were $7,797,035, compared to $8,961,882, for the comparable period in the prior fiscal year. The decrease in net sales for the three month period was due to decreased sales of smoke alarm products to non-related customers.

Net Income. Net income for the three months ended June 30, 2008 was $587,885, compared to $1,080,789 in the comparable period last year. The 45.6% decrease in net income for the three month period was due primarily to reduced sales to non-related customers.

Gross Margins. Gross margins of the Joint Venture for the three month period ended June 30, 2008 decreased to 23.4% from 26.1% for the 2007 period. Since gross margins depend on sales volume of various products, changes in the sales mix to items sold to a large U.S. national retailer caused these changes in gross margins.

Expenses. Selling, general and administrative expenses were $1,218,586, for the three month period ended June 30, 2008, compared to $1,245,860 in the prior year’s period. As a percentage of sales, expenses were 15.6% for the three month period ended June 30, 2008, compared to 13.9% for the three month period ended June 30, 2007. The increase in selling, general and administrative expense as a percent of sales was primarily due to fixed costs that did not decrease at the same rate as sales.

Interest Income and Expense. Interest expense, net of interest income, was $1,494 for the three month period ended June 30, 2008, compared to net interest income of $5,975 for the prior year’s period. Net interest expense resulted from an increase in the Joint Venture’s borrowings.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the three months ended June 30, 2008, working capital increased by $3,645,931 from $6,779,592 on March 31, 2008 to $10,425,523 on June 30, 2008.

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

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion on the application on these and other accounting policies, see Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended March 31, 2008. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

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

Inventories are valued at the lower of market or cost. Cost is determined on the first-in first-out method. We have recorded a reserve for obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management reviews the reserve quarterly. Shipping and handling costs incurred by the Company to deliver goods to its customers are not included in costs of goods sold but are presented as an element of selling, general and administrative expense within the condensed consolidated statements of earnings. The Company incurred $175,676 and $189,851 of shipping and handling costs in the quarters ended June 30, 2008 and 2007, respectively.

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

No material changes have occurred in our quantitative and qualitative market risk disclosures as presented in our Annual Report Form 10-K for the year ended March 31, 2008.

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

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, File No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 25, 2008, File No. 1-31747)
10.1	Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 1-31747)
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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated August 13, 2008*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: August 13, 2008	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer