Form 10-Q
period 2008-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2008-11-13
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At November 10, 2008, the number of shares outstanding of the registrant’s common stock was 2,476,367.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2008	March 31, 2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,298	$3,863,784
Accounts receivable:
Trade less allowance for doubtful accounts of $95,927 and $15,000 at September 30, 2008 and March 31, 2008	511,644	146,022
Recoverable taxes and other receivables	282,695	282,083
Receivable from Hong Kong Joint Venture	200,560	115,656
	994,899	543,761
Amount due from factor	5,848,088	5,600,408
Inventories, net of allowance for obsolete inventory of $40,000 at September 30, 2008 and March 31, 2008	8,684,870	5,357,488
Prepaid expenses	342,790	206,197
Assets held for sale	260,009	2,850,731
TOTAL CURRENT ASSETS	16,152,954	18,422,369
DEFERRED TAX ASSET	2,683,968	1,914,136
INVESTMENT IN HONG KONG JOINT VENTURE	10,662,922	9,986,579
PROPERTY AND EQUIPMENT – NET	107,722	130,347
OTHER ASSETS	15,486	15,486
TOTAL ASSETS	$29,623,052	$30,468,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to factor	$625,594	$0
Accounts payable	819,977	777,342
Hong Kong Joint Venture accounts payable	2,942,011	1,687,950
Accrued liabilities:
Litigation reserve	401,592	401,592
Payroll and employee benefits	369,875	158,057
Commissions and other	260,772	105,431
Liabilities held for sale	260,009	7,823,450
TOTAL CURRENT LIABILITIES	5,679,830	10,953,822

Long-term liability – other	93,915	91,160

COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding 2,483,867 shares at September 30, 2008 and 2,487,867 shares at March 31, 2008	24,840	24,879
Additional paid-in capital	13,439,750	13,453,378
Retained earnings	10,384,717	5,890,023
Other comprehensive income	-	55,655
TOTAL SHAREHOLDERS’ EQUITY	23,849,307	19,423,935
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,623,052	$30,468,917

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,
	2008	2007

Net sales	$8,381,379	$9,689,537
Cost of goods sold – acquired from Joint Venture	4,825,503	3,987,325
Cost of goods sold – other	1,664,603	3,759,858

GROSS PROFIT	1,891,273	1,942,354

Research and development expense	85,184	90,777
Selling, general and administrative expense	1,649,290	1,520,071

Operating income	156,799	331,506

Other income (expense):
Interest income	23,041	-
Interest expense	(26,300)	(12,364)

INCOME BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	153,540	319,142

Equity in earnings of Joint Venture	600,190	590,965

Income from continuing operations before income taxes	753,730	910,107
Provision for income tax expense	97,429	108,000

INCOME FROM CONTINUING OPERATIONS	656,301	802,107

Discontinued operations:
Gain (loss) from operations of the discontinued Canadian subsidiary	2,469,041	(483,977)
Income tax benefit – discontinued operations	965,872	-
Gain (loss) from discontinued operations	3,434,913	(483,977)

NET INCOME	$4,091,214	$318,130

Income (loss) per share:
Basic – from continuing operations	0.26	0.32
Basic – from discontinued operations	1.38	(0.19)
Basic – net income	1.64	0.13
Diluted – from continuing operations	0.26	0.32
Diluted – from discontinued operations	1.38	(0.19)
Diluted – net income	1.64	0.13
Shares used in computing net income per share:
Basic	2.486,176	2,483,605
Diluted	2,486,176	2,515,513

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Six Months Ended September 30,
	2008	2007

Net sales	$14,574,180	$19,375,195
Cost of goods sold - acquired from Joint Venture	8,097,713	8,175,063
Cost of goods – other	3,008,128	6,535,929

GROSS PROFIT	3,468,339	4,664,203

Research and development expense	171,418	160,667
Selling, general and administrative expense	2,893,224	3,075,606

Operating income	403,697	1,427,930

Other income (expense):
Interest income	41,876	-
Interest expense	(26,300)	(70,861)

INCOME BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	419,273	1,357,069

Equity in earnings of Joint Venture	892,962	1,190,715

Income from continuing operations before income taxes	1,312,235	2,547,784
Provision for income tax expense	198,795	537,876

INCOME FROM CONTINUING OPERATIONS	1,113,440	2,009,908

Discontinued operations:
Gain (loss) from operations of the discontinued Canadian subsidiary	2,415,382	(900,775)
Income tax benefit – discontinued operations	965,872	-
Gain (loss) from discontinued operations	3.381,254	(900,775)

NET INCOME	$4,494,694	$1,109,133

Income (loss) per share:
Basic – from continuing operations	0.45	0.81
Basic – from discontinued operations	1.36	(0.36)
Basic – net income	1.81	0.45
Diluted – from continuing operations	0.45	0.80
Diluted – from discontinued operations	1.36	(0.36)
Diluted – net income	1.81	0.44
Shares used in computing net income per share:
Basic	2,487,017	2,481,802
Diluted	2,487,017	2,523,316

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$4,494,694	$1,109,133
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Operations of discontinued subsidiary	(3,428,897)	(2,942,808)
Depreciation and amortization	22,625	24,705
Earnings of the Joint Venture	(892,962)	(1,190,715)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and amounts due from factor	(698,818)	1,734,038
(Increase) decrease in inventories and prepaid expenses	(3,463,975)	1,890,127
Increase (decrease) in accounts payable and accrued expenses	1,663,855	(2,937,262)
(Decrease) increase in deferred taxes and other assets	(769,832)	95,678

NET CASH USED IN OPERATING ACTIVITIES	(3,073,310)	(2,217,104)

INVESTING ACTIVITIES:
Purchase of property and equipment	-	(30,778)
Activity of discontinued operation	2,590,722	(1,813,739)
Dividends received from Joint Venture	216,619	323,716

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,807,341	(1,520,801)

FINANCING ACTIVITIES:
Purchase and retirement of common stock	(13,667)	-
Tax benefit from exercise of stock options	-	72,752
Borrowing from (payments to) factor	625,594	(2,254,966)
Activities of discontinued subsidiary	(4,187,444)	6,279,738
Proceeds from issuance of common stock from exercise of employee stock options	-	155,036

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,575,517)	4,252,560

Impact of foreign currency on cash	-	189,405

(DECREASE) INCREASE IN CASH	(3,841,486)	704,060

Cash at beginning of period	3,863,784	240,545

CASH AT END OF PERIOD	$22,298	$944,605

Supplemental information:
Interest paid	$26,300	$70,861

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

Discontinued Operations

In October 2006, the Company formed 2113824 Ontario, Inc., an Ontario corporation, as a wholly-owned subsidiary of the Company for the purpose of acquiring a two-thirds interest in two Canadian corporations, International Conduits, Ltd. (Icon) and Intube, Inc. (Intube). Icon and Intube are based in Toronto, Canada and manufacture and distribute electrical mechanical tubing (EMT) steel conduit. Icon also sold home safety products, primarily purchased from the Company, in the Canadian market. The primary purpose of the Icon and Intube acquisition was to expand our product offerings to include EMT steel conduit, and to provide this product and service to the commercial construction market. On April 2, 2007, Icon and Intube were merged under the laws of Ontario to form one corporation.

In September 2007, Icon entered into a credit agreement with CIT Financial, Ltd. to provide a term loan and a line of credit facility. These loans are secured by all of the assets of Icon and by the corporate guarantees of the Company and our USI Electric subsidiary, as further explained below.

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

At the time of the investment in Icon, management projected that the established U.S. sales network would allow us to increase sales of EMT to U.S. customers. Despite the Company’s efforts, Icon suffered continuing losses, and the Company was not successful in increasing Icon’s sales in the face of competition and a weakening U.S. dollar. On January 29, 2008, Icon received notice from CIT Financial, Ltd. (CIT Canada), Icon’s principal and secured lender, that Icon was in default under the terms of the Credit Agreement dated September 22, 2007 between Icon and CIT Canada and demanding immediate payment of all of Icon’s obligations to CIT Canada under the Credit Agreement. On February 11, 2008, the assets of Icon were placed under the direction of a court appointed receiver, the operations of Icon were suspended and the assets of Icon were classified as assets held for sale in the consolidated balance sheets. Accordingly, the consolidated statements of earnings and the related note disclosures reflect the operations of Icon as discontinued operations for all periods presented.

On July 16, 2008, the receiver in possession of Icon’s assets held a public auction to liquidate production machinery and equipment held for sale. These assets were recorded at their appraised net realizable value of US$831,555 as of March 31, 2008. During the quarter ended June 30, 2008, the Company revised its estimate based on further communications with the auctioneer and appraisers and adjusted the carrying value to approximately $1,020,000, resulting in a write-up of approximately US$190,000 during the quarter ended June 30, 2008. Auction proceeds, net of auction fees, amounted to US$1,033,652.

On September 22, 2008, Icon’s obligations were settled in the receivership action by Ontario Superior Court order. After complete liquidation of the assets of Icon, the receiver held CAD$2,419,831 (US$2,314,326). Of this amount, CAD$2,150,000 (US$2,056,260) was distributed to CIT Canada in partial settlement of Icon’s secured obligations to CIT Canada. The remaining cash of CAD$260,009 (US$258,066) is currently held by the receiver for other obligations. As a result of the settlement of Icon’s obligations, a gain of CAD$5,101,674 (US$4,910,718) was realized by Icon in the quarter ended September 30, 2008. Approximately US$3,000,000 of the gain related to extinguishment of liabilities due to unsecured creditors. The company applied guidance in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and determined that a legal release of the liabilities had been achieved to allow recognition of the gain on extinguishment of liabilities. This gain was partially offset in consolidation by the US$1,481,003 after-tax effect loss recognized by the Company in settlement of its guarantee of Icon’s secured debt and other losses attributable to the Icon discontinued operations to arrive at the gain from discontinued operations of $3,381,254 for the six months ended September 30, 2008.

At September 30, 2008, the assets of Icon held by the receiver consisted of cash of US$260,009, and its liabilities include post-receivership accounts payable of US$87,009 and a pre-receivership trade account payable of approximately US$173,000. The pre-receivership trade account payable is subject to settlement in accordance with a “claim process” administrated by the receiver. To the extent any portion of the pre-receivership account payable is ultimately disallowed, that portion will reduce the gain from discontinued operations.

The major classes of assets and liabilities of businesses reported as discontinued operations included in the accompanying consolidated balance sheets shown below.

	September 30, 2008	March 31, 2008
Assets
Cash	$260,009	$823,550
Trade receivables, net	0	371,793
Inventories	0	817,022
Property, plant and equipment - net	0	831,555
Other assets	0	6,811
Assets of discontinued operations	$260,009	$2,850,731

Liabilities
Accounts payable, trade and other	$260,009	$3,344,624
Notes payable - bank	0	4,478,826
Liabilities of discontinued operations	$260,009	$7,823,450

In the accompanying consolidated financial statements, the results of Icon for the three and six months ended September 30, 2008 have been restated and are presented as the results of discontinued operations, and certain other prior year amounts have been reclassified in order to conform with the current year’s presentation.

Income Taxes

A provision for federal and state income taxes on continuing operations of $198,795 and $537,876 has been provided for the six month periods ended September 30, 2008 and 2007, respectively. For income tax purposes, this provision is reduced by a $0 and $44,076 benefit derived from deductions associated with the exercise of employee stock options for the six month periods ended September 30, 2008 and 2007, respectively. Under FAS 123, the tax benefit of this deduction has been treated as a credit to additional paid in capital and will not require a cash payment for income taxes. An income tax benefit of $965,872 is recognized on the settlement of the Company’s guarantee of the discontinued subsidiary’s debt on the U.S. portion of the loss from discontinued operations. The benefit is presented in the discontinued operations section of the accompanying consolidated statements of earnings. For the three month periods ended September 30. 2008 and 2007, federal and state income taxes from continuing operations are $97,429 and $108,000, respectively.

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

In connection with the adoption of FIN 48, the Company recorded an initial liability of approximately $86,000 for income taxes, interest and penalties related to unrecognized tax benefits. Simultaneously, the Company recorded a reduction to retained earnings. With the adoption of FIN 48, the Company has chosen to treat interest and penalties related to uncertain tax liabilities as income tax expense. As of September 30, 2008, this liability with imputed interest is $93,915.

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Joint Venture”), that has manufacturing facilities in the People’s Republic of China, for the manufacturing of security products. The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the six months ended September 30, 2008 and 2007:

	2008	2007
Net sales	$19,667,762	$15,773,412
Gross profit	5,146,125	4,103,552
Net income	2,382,837	1,871,242
Total current assets	17,985,028	13,218,715
Total assets	27,998,136	24,745,290
Total current liabilities	6,674,648	5,817,827

During the six months ended September 30, 2008 and 2007, respectively, the Company purchased $13,789,174 and $10,394,619 of products from the Joint Venture. For the quarters ended September 30, 2008 and 2007, the Company has adjusted its equity in earnings of the Joint Venture to reflect a reduction of $265,437 and $195,739 for inter-company profit in inventory as required by US GAAP.

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three month period ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding for basic EPS	2,486,176	2,483,605	2,487,017	2,481,802
Shares issued upon the assumed exercise of outstanding stock options	0	31,908	0	41,514
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,486,176	2,515,513	2,487,017	2,523,316

Total outstanding options to purchase 88,921 shares of common stock as of September 30, 2008 are not included in the above calculations as the effect would be anti-dilutive.

Stock Based Compensation

As of September 30, 2008, under the terms of the Company’s Non-Qualified Stock Option Plan, as amended, 877,777 shares of our common stock are reserved for the granting of stock options, of which 873,545 have been issued, leaving 4,232 available for issuance.

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

As a result of adopting SFAS No. 123R, net income for the six months ended September 30, 2008 was reduced by $6,987. No portion of employees’ compensation, including stock compensation expense, was capitalized during the period.

During the six month period ended September 30, 2008, no shares of our common stock have been issued as a result of the exercise of the options granted under the plan.

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

Stock Option Activity. During the six month periods ended September 30, 2008 and 2007, no stock options were granted.

Stock Compensation Expense. We have elected to continue straight-line amortization of stock-based compensation expense over the requisite service period. Prior to the adoption of SFAS No. 123R, we recognized the effect of forfeitures in our pro forma disclosures as they occurred. In accordance with the new standard, we have estimated forfeitures and are only recording expense on shares we expect to vest. For the six months ended September 30, 2008 and 2007, we recorded $6,987 and $6,438, respectively of stock-based compensation cost as general and administrative expense in our statement of operations. No forfeitures have been estimated. No portion of employees’ compensation including stock compensation expense was capitalized during the period.

As of September 30, 2008, there was $749 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest. This cost will be fully amortized in the current fiscal year. The aggregate intrinsic value of currently exercisable options was $0 at September 30, 2008.

Stock Purchase Program

In July, 2008, the Company announced a stock buyback program and authorized the purchase of up to 100,000 shares of common stock. Shares may be purchased from time to time under this program in the open market, through block trades and/or in negotiated transactions. Unless extended by the Company’s Board of Directors, the program will terminate when 100,000 shares of common stock have been repurchased by the Company pursuant to the program (unless increased or decreased by the Board of Directors).

Recently Issued Accounting Pronouncements

Business Combinations: In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”),which replaces SFAS No. 141 and issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51. These two new standards will change the accounting for and the reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company for acquisitions undertaken and financial statements issued for fiscal years beginning after December 31, 2008.

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three and six months ended September 30, 2008 and 2007 relate to the operational results of the Company only. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

Discontinued Canadian Operations

In October 2006, we formed 2113824 Ontario, Inc., an Ontario corporation, as a wholly-owned subsidiary of the Company for the purpose of acquiring a two-thirds interest in two Canadian corporations, International Conduits, Ltd. (Icon) and Intube, Inc. (Intube). Icon and Intube are based in Toronto, Canada and manufacture and distribute electrical mechanical tubing (EMT) steel conduit. Icon also sold home safety products, primarily purchased from the Company, in the Canadian market. The primary purpose of the Icon and Intube acquisition was to expand our product offerings to include EMT steel conduit, and to provide this product and service to the commercial construction market. On April 2, 2007, Icon and Intube were merged under the laws of Ontario to form one corporation.

In September 2007, Icon entered into a credit agreement with CIT Financial, Ltd. to provide a term loan and a line of credit facility. These loans are secured by all of the assets of Icon and by the corporate guarantees of the Company and our USI Electric subsidiary, as further explained below.

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

At the time of the investment in Icon, management projected that the established U.S. sales network would allow us to increase sales of EMT to U.S. customers. Despite the Company’s efforts, Icon suffered continuing losses, and the Company was not successful in increasing Icon’s sales in the face of competition and a weakening U.S. dollar. On January 29, 2008, Icon received notice from CIT Financial, Ltd. (CIT Canada), Icon’s principal and secured lender, that Icon was in default under the terms of the Credit Agreement dated September 22, 2007 between Icon and CIT Canada and demanding immediate payment of all of Icon’s obligations to CIT Canada under the Credit Agreement. On February 11, 2008, the assets of Icon were placed under the direction of a court appointed receiver, the operations of Icon were suspended and the assets of Icon were classified as assets held for sale in the consolidated balance sheets. Accordingly, the consolidated statements of earnings and the related note disclosures reflect the operations of Icon as discontinued operations for all periods presented.

On July 16, 2008, the receiver in possession of Icon’s assets held a public auction to liquidate production machinery and equipment held for sale. These assets were recorded at their appraised net realizable value of US$831,555 as of March 31, 2008. During the quarter ended June 30, 2008, the Company revised its estimate based on further communications with the auctioneer and appraisers and adjusted the carrying value to approximately $1,020,000, resulting in a write-up of approximately US$190,000 during the quarter ended June 30, 2008. Auction proceeds, net of auction fees, amounted to US$1,033,652.

On September 22, 2008, Icon’s obligations were settled in the receivership action by Ontario Superior Court order. After complete liquidation of the assets of Icon, the receiver held CAD$2,419,831 (US$2,314,326). Of this amount, CAD$2,150,000 (US$2,056,260) was distributed to CIT Canada in partial settlement of Icon’s secured obligations to CIT Canada. The remaining cash of CAD$260,009 (US$258,066) is currently held by the receiver for other obligations. As a result of the settlement of Icon’s obligations, a gain of CAD$5,101,674 (US$4,910,718) was realized by Icon in the quarter ended September 30, 2008. Approximately US$3,000,000 of the gain related to extinguishment of liabilities due to unsecured creditors. The company applied guidance in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and determined that a legal release of the liabilities had been achieved to allow recognition of the gain on extinguishment of liabilities. This gain was partially offset in consolidation by the US$1,481,003 after-tax effect loss recognized by the Company in settlement of its guarantee of Icon’s secured debt and other losses attributable to the Icon discontinued operations to arrive at the gain from discontinued operations of $3,381,254 for the six months ended September 30, 2008.

At September 30, 2008, the assets of Icon held by the receiver consisted of cash of US$260,009, and its liabilities include post-receivership accounts payable of US$87,009 and a pre-receivership trade account payable of approximately US$173,000. The pre-receivership trade account payable is subject to settlement in accordance with a “claim process” administrated by the receiver. To the extent any portion of the pre-receivership account payable is ultimately disallowed, that portion will reduce the gain from discontinued operations.

The major classes of assets and liabilities of businesses reported as discontinued operations included in the accompanying consolidated balance sheets shown below.

	September 30, 2008	March 31, 2008
Assets
Cash	$260,009	$823,550
Trade receivables, net	0	371,793
Inventories	0	817,022
Property, plant and equipment - net	0	831,555
Other assets	0	6,811
Assets of discontinued operations	$260,009	$2,850,731

Liabilities
Accounts payable, trade and other	$260,009	$3,344,624
Notes payable - bank	0	4,478,826
Liabilities of discontinued operations	$260,009	$7,823,450

In the accompanying consolidated financial statements, the results of Icon for the three and six months ended September 30, 2008 have been restated and are presented as the results of discontinued operations, and certain other prior year amounts have been reclassified in order to conform with the current year’s presentation.

Results of Operations

Three Months Ended September 30, 2008 and 2007

Sales. Net sales for the three months ended September 30, 2008 were $8,381,379 compared to $9,689,537 for the comparable three months in the prior fiscal year, a decrease of $1,308,158 (13.5%). The primary reasons for the decrease in net sales were (i) lower sales volumes of our core product lines, including smoke alarms and carbon monoxide alarms, to the electrical distribution trade due to a decrease in new home construction during the quarter, and (ii) our inability to import ground fault circuit interrupter (GFCI) units because the manufacturer has not yet received certifications for mandated UL changes to the units.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 22.6% and 20.0% of sales for the quarters ended September 30, 2008 and 2007, respectively. The increase in gross profit margin was primarily due to changes in the mix of products sold.

Expenses. Research and development, and selling, general and administrative expenses increased by $123,626 from the comparable three months in the prior year. As a percentage of net sales, these expenses increased to 20.7% for the three month period ended September 30, 2008, from 16.6% for the 2007 period. The increase in costs as a percentage of net sales was primarily due to fixed costs that did not decrease at the same rate as sales.

Interest Expense and Income. Our interest expense on cash deposits, net of interest charges, was $3,259 for the quarter ended September 30, 2008, compared to net interest expense of $12,364 for the quarter ended September 30, 2007. Net interest expense in the prior year’s quarterly period resulted from higher borrowings by us in support of our Canadian subsidiary.

Income Taxes. During the quarter ended September 30, 2008, the Company had a net income tax benefit of $868,443 due to net operating losses generated principally as a result of the loss recognized on the settlement of the Company’s guarantee of the debt of its Canadian subsidiary. For the corresponding 2007 period, the Company has a provision for income taxes of $108,000.

Net Income. We reported net income of $4,091,214 for the quarter ended September 30, 2008, compared to net income of $318,130 for the corresponding quarter of the prior fiscal year. The primary reason for the increase in net income is the gain of $3,434,913 recognized as a result of the settlement of the obligations of our Canadian subsidiary.

Six Months Ended September 30, 2008 and 2007

Sales. Net sales for the six months ended September 30, 2008 were $14,574,180 compared to $19,375,195 for the comparable six months in the prior fiscal year, a decrease of $4,801,015 (24.8%). The primary reason for the decrease in net sales was lower sales volumes of our core product lines, including smoke alarms and carbon monoxide alarms, to the electrical distribution trade due to a decrease in new home construction during the period.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin decreased from 24.1% for the period ended September 30, 2007 to 23.8% for the current period ended September 30, 2008. The decrease in gross profit margin was primarily due to a change in the mix of products sold.

Expenses. Research and development, and selling, general and administrative expenses decreased by $171,631 from the comparable six months in the prior year. As a percentage of sales, these expenses were 21.0% for the six month period ended September 30, 2008 and 16.7% for the comparable 2007 period. The primary reason for the increase in expenses as a percentage of sales is that these expenses did not decrease at the same rate as sales.

Interest Expense and Income. Our interest income net of interest expense was $15,576 for the six months ended September 30, 2008, compared to net interest expense of $70,861 for the six months ended September 30, 2007. Interest expense in the comparable period of the last year resulted primarily from borrowings to support the Canadian subsidiary.

Income Taxes. During the six months ended September 30, 2008, the Company recorded an income tax expense from continuing operations of $198,795. For the corresponding 2007 period, the Company had a tax expense of $537,876.

Net Income. We reported net income of $4,494,694 for the six months ended September 30, 2008 compared to net income of $1,109,133 for the corresponding period of the prior fiscal year. The primary reasons for the increase is the gain of $3,381,254 recognized as a result of the settlement of the obligations of our Canadian subsidiary.

Financial Condition and Liquidity

The Company has a Factoring Agreement which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum amount available under the Factoring Agreement is currently $7,950,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, we had $4,188,000 available under the Factoring Agreement. There is $625,594 borrowed under this agreement as of September 30, 2008. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender. At September 30, 2008, the prime rate was 5.0%. Borrowings are collateralized by all of our accounts receivable and inventory.

Our factored accounts receivable as of the end of our last fiscal year (net of allowances for doubtful accounts) were $5,600,408, and were $5,848,088 as of September 30, 2008. Our prepaid expenses as of the end of our last fiscal year were $206,197, and were $342,790 as of September 30, 2008. The increase in prepaid expenses during the first three months of the current fiscal year is due to the timing of premium payments to various insurance carriers.

Operating activities used cash of $3,073,310 for the six months ended September 30, 2008. This was primarily due to the operations of the discontinued subsidiary and to an increase in accounts receivable of $698,818, an increase in accounts payable and accrued expenses of $1,663,855, increases in inventories and prepaid expenses of $3,463,975, and earnings of the Joint Venture of $892,962. For the same period last year, operating activities used cash of $2,217,104, primarily as a result of unremitted earnings of the Hong Kong Joint Venture, increases in inventory and prepaid expenses, and the operations of the discontinued subsidiary.

Investing activities provided cash of $2,807,341 during the six months ended September 30, 2008, principally as a result of the activities of the discontinued operations. Investing activities used $1,520,801 in the prior period.

Financing activities used cash of $3,575,517 during the six months ended September 30, 2008, principally as a result of the activities of discontinued operations. In the comparable six months in the prior year, financing activities provided cash of $4,252,560, primarily from the activities of the discontinued operations.

We believe that funds available under the Factoring Agreement, distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital in the ordinary course of our business over the next twelve months and over the long term.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three and six months ended September 30, 2008 were $11,870,728 and $19,667,762, respectively, compared to $6,811,530 and $15,773,412, respectively, for the comparable period in the prior fiscal year. Although the Joint Venture’s sales to the Company increased, primarily for products purchased by the Company for sale to the Company’s new national home improvement retailer customer, the 74.3% and 24.7% respective increases in net sales by the Joint Venture for the three and six month periods were due to higher volumes of sales of smoke alarm products to non-related customers in the Australian and European market. The Joint Venture’s management believes that these increases in net sales to the European market were due to increased market share in those markets.

Gross Margins. Gross margins of the Joint Venture for the three month period ended September 30, 2008 increased to 28.0% from 25.9% for the 2007 corresponding period. For the six month period ended September 3, 2008, gross margins increased to 26.1% from the 26.0% gross margin of the prior year’s corresponding period. Since gross margins depend on sales volume of various products, with varying margins, increased sales of higher margin products and decreased sales of lower margin products affect the overall gross margins. The increase in the Joint Venture’s gross margins for the three and six month periods were due to the increase in the sales of products to customers in the Australian and European markets.

Expenses. Selling, general and administrative expenses were $1,389,104 and $2,607,670, respectively, for the three and six month periods ended September 30, 2008, compared to $1,051,125 and $2,296,985 in the prior year’s respective periods. As a percentage of sales, expenses were 11.7% and 13.3% for the three and six month periods ended September 30, 2008, compared to 15.4% and 14.6% for the three and six month periods ended September 30, 2007. The decrease in selling, general and administrative expense as a percent of sales was primarily due to variable costs that remained constant despite increased net sales.

Interest Income and Expense. Interest expense, net of interest income, was $4,267 and $5,761, respectively, for the three and six month periods ended September 30, 2008, compared to net interest expense of $9,594 and $15,569, respectively, for the prior year’s periods. The reduction in net interest expense resulted from a decrease in the Joint Venture’s borrowings.

Net Income. Net income for the three and six months ended September 30, 2008 were $1,732,256 and $2,382,837, respectively, compared to $790,453 and $1,871,242, respectively, in the comparable periods last year. The 119.0% and 23.9% respective increases in net income for the three and six month periods were due primarily to increased sales volume and gross margins as noted above

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the six months ended September 30, 2008, working capital increased by $2,356,309 from $8,953,871 on March 31, 2008 to $11,310,380 on September 30, 2008.

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

Inventories are valued at the lower of market or cost. Cost is determined on the first-in first-out method. We have recorded a reserve for obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management reviews the reserve quarterly. Shipping and handling costs incurred by the Company to deliver goods to its customers are not included in costs of goods sold but are presented as an element of selling, general and administrative expense within the condensed consolidated statements of earnings. The Company incurred $175,676 and $189,851 of shipping and handling costs in the quarters ended September 30, 2008 and 2007, respectively.

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

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and have concluded that the system is effective. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 11, 2003, Walter Kidde Portable Equipment, Inc. (“Kidde”) filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 03cv00537), alleging that certain of the Company’s AC powered/battery backup smoke detectors infringe on a patent acquired by Kidde. Kidde is seeking injunctive relief and damages to be determined at trial. On March 31, 2006, following numerous procedural and substantive rulings which the Company believes were favorable to the Company, Kidde obtained dismissal, without prejudice, of its suit. On November 28, 2005, prior to the March 31, 2006 dismissal of the original suit, Kidde filed a second lawsuit in the same court (05cv1031 M.D.N.C.) based on virtually identical infringement allegations as the earlier case. Discovery is now closed in this second case. Although the asserted patent is now expired, prior to its expiration, the Company sought and has now successfully obtained re-examination of the asserted patent in the United States Patent and Trademark Office (USPTO) largely based on the references cited and analysis presented by the Company which correspond to defenses raised in the litigation. In September, the USPTO rejected all of the claims asserted against the Company based on the references. Kidde filed for and the Court granted a stay of the litigation pending the conclusion of the reexamination. The USPTO action fully supports the Company’s substantive position and its defenses to Kidde. The Company and its counsel believe that regardless of the outcome of the reexamination, the Company has significant defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to the Company is not yet determinable.

On June 25, 2008, Maple Chase Company which was acquired in January 2008 by United Technologies Corporation (which also owns Walter Kidde Portable Equipment, Inc.), filed a civil suit against the Company in the United States District Court for the Northern District of Illinois (Case No. 08cv3641) for patent infringement of Re 33920, a patent that expired in March of 2007. This action involves the same patent that formed the basis of the suit filed by Maple Chase against the Company in February 2004 (Case No. 03cv07205). In that case, the Company successfully sought and obtained reexamination of the asserted patent in the USPTO based on the references cited and analysis presented by the Company. In April 2005, the Court dismissed the earlier case subject to the outcome of the reexamination. After pending for more than three years and after the expiration of the patent, a Reexamination Certificate was granted confirming patentability of many of the claims and cancelling the remaining claims. The recently filed case asserts infringement of the claims emerging out of reexamination and is in its preliminary stages. The Company believes that it has meritorious and substantial technical defenses to the action and that it is entitled to a number of legal/equitable defenses due to the long period of inaction and acquiescence by Maple Chase and its predecessors, the amount, if any, of potential loss to the Company is not yet determinable. The Company intends to vigorously defend the suit and press its pending counterclaims.

On August 21, 2008, Kidde again filed a civil suit against the Company for patent infringement (Case No. 08CV2202) but this time in the United States District Court for Maryland. Kidde accuses the Company of infringement of US patent 6,791,453 by communication protocols for interconnected hazardous condition (smoke, heat and Carbon monoxide) detectors sold by the Company. The amount, if any, of potential loss to the Company is not yet determinable. The Company believes that it has meritorious and substantial technical defenses to the action. The Company also believes that it is entitled to a number of legal/equitable defenses due to the predatory litigation campaign against it by Kidde and its parent corporation United Technologies Corporation, and on September 25, 2008, the Company, with its Answer and Counterclaims to Kidde, filed a third-party Complaint against United Technologies Corporation and Kidde. The Company is seeking injunctive and antitrust damages.  The Company intends to vigorously defend the suit and press its pending counter and third party claims.

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases of common stock by the Company or any affiliated purchasers during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 – July 31, 2008	1,300	$5.01	1,300	98.700
August 1, 2008 – August 31, 2008	-	$0.00	-	98,700
September 1, 2008 – September 30, 2008	2,700	$5.52	2,700	96,000
Total	4,000	$5.36	4,000	96,000

In July, 2008, the Company announced a stock buyback program and authorized the purchase of up to 100,000 shares of common stock. Shares may be purchased from time to time under this program in the open market, through block trades and/or in negotiated transactions. Unless extended by the Company’s Board of Directors, the program will terminate when 100,000 shares of common stock have been repurchased by the Company pursuant to the program (unless increased or decreased by the Board of Directors).

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 8, 2008, the Company held its Annual Meeting of Stockholders. The only matter submitted to the stockholders for a vote was the election of one director in the Class of 2011. The nominee was Harvey B. Grossblatt. At the Meeting, at least 1,908,379 shares were voted in favor of the nominee, no more than 289 shares abstained, were voted against, or were voted to withhold approval of the nominee’s election (any of which has the same effect as a “no” vote). As a result, the nominee was elected.

Directors not up for re-election and continuing in office after the Meeting are: Ira Bormel, Cary Luskin, and Ronald A. Seff, M.D.

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
10.2
Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.2 to Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, File No. 1-31747)

10.3
Amended and Restated Factoring Agreement between the Registrant and The CIT Group Commercial Services Inc. (“CIT”), dated September 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 26, 2007, File No. 1-31747)

10.4
Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated September 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 26, 2007, File No. 1-31747)

10.5
Credit Agreement between International Conduits Ltd. (“Icon”) and CIT Financial Ltd. (“CIT Canada”), dated September 22, 2007 (“CIT Canada Credit Agreement”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 26, 2007, File No. 1-31747)

10.6
General Security Agreement between CIT Canada and Icon, dated September 22, 2007, with respect to the obligations of Icon under the CIT Canada Credit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 26, 2007, File No. 1-31747)

10.7
Guaranty made by the Registrant and USI Electric Inc., in favor of CIT Canada, dated September 22, 2007, with respect to the obligations of Icon under the CIT Canada Credit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 26, 2007, File No. 1-31747)

10.8
Lease between Universal Security Instruments, Inc. and National Instruments Company dated October 21, 1999 for its office and warehouse located at 7-A Gwynns Mill Court, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2000, File No. 1-31747)

10.9
Second Amended and Restated Employment Agreement dated July 18, 2006 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 1-31747)

10.10
Addendum to Second Amended and Restated Employment Agreement dated September 8, 2008 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated November 13, 2008*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: November 13, 2008	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer