Form 10-Q
period 2008-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2009-02-12
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2008

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-31747

UNIVERSAL SECURITY INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-0898545
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11407 Cronhill Drive, Suites A-D
Owings Mills, Maryland	21117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 363-3000

7-A Gwynns Mill Court, Owings Mills, Maryland 21117
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

At February 6, 2008, the number of shares outstanding of the registrant’s common stock was 2,425,142.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2008	March 31, 2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$180,755	$3,863,784
Accounts receivable:
Trade less allowance for doubtful accounts of $95,927 and $15,000 at December 31, 2008 and March 31, 2008	1,044,168	146,022
Recoverable taxes and other receivables	353,187	282,083
Receivable from Hong Kong Joint Venture	116,938	115,656
	1,514,293	543,761

Amount due from factor	3,591,315	5,600,408
Inventories, net of allowance for obsolete inventory of $204,309 and $40,000 at December 31, 2008 and March 31, 2008, respectively	9,378,114	5,357,488
Prepaid expenses	156,947	206,197
Assets held in receivership	219,402	2,850,731
TOTAL CURRENT ASSETS	15,040,826	18,422,369
DEFERRED TAX ASSET	2,200,690	1,914,136
INVESTMENT IN HONG KONG JOINT VENTURE	10,688,904	9,986,579
PROPERTY AND EQUIPMENT – NET	130,530	130,347
OTHER ASSETS	16,252	15,486
TOTAL ASSETS	$28,077,202	$30,468,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to factor	$101,911	$0
Accounts payable	823,968	777,342
Hong Kong Joint Venture accounts payable	1,924,668	1,687,950
Accrued liabilities:
Litigation reserve	401,592	401,592
Payroll and employee benefits	324,830	158,057
Commissions and other	166,998	105,431
Liabilities held in receivership	219,402	7,823,450
TOTAL CURRENT LIABILITIES	3,963,369	10,953,822

Long-term liability – other	95,324	91,160

COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding 2,443,292 shares at December 31, 2008 and 2,487,867 shares at March 31, 2008	24,448	24,879
Additional paid-in capital	13,316,830	13,453,378
Retained earnings	10,677,231	5,890,023
Other comprehensive income	-	55,655
TOTAL SHAREHOLDERS’ EQUITY	24,018,509	19,423,935
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,077,202	$30,468,917

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended December 31,
	2008	2007

Net sales	$5,595,049	$7,776,986
Cost of goods sold – acquired from Joint Venture	4,222,264	4,762,666
Cost of goods sold – other	35,000	803,224

GROSS PROFIT	1,337,785	2,211,096

Research and development expense	107,632	94,144
Selling, general and administrative expense	1,177,776	1,569,765

Operating income	52,377	547,187

Other income (expense):
Interest income	-	18,370
Interest expense	(6,967)	-

INCOME BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	45,410	565.557

Equity in earnings of Joint Venture	458,745	688,017

Income from continuing operations before income taxes	504,155	1,253,574
Provision for income tax expense	211,642	87,757

INCOME FROM CONTINUING OPERATIONS	292,513	1,165,817

Discontinued operations:
Loss from operations of the discontinued Canadian subsidiary	-	(2,744,256)
Income tax expense – discontinued operations	-	57,350
Loss from discontinued operations	-	(2,801,606)

NET INCOME (LOSS)	$292,513	$(1,635,789)

Income (loss) per share:
Basic – from continuing operations	$0.12	$.47
Basic – from discontinued operations	$0.00	$(1.13)
Basic – net income (loss)	$0.12	$(0.66)
Diluted – from continuing operations	$0.12	$0.47
Diluted – from discontinued operations	$0.00	$(1.13)
Diluted – net income (loss)	$0.12	$(0.66)
Shares used in computing net income per share:
Basic	2,467,028	2,489,132
Diluted	2,467,028	2,489,132

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Nine Months Ended December 31
	2008	2007

Net sales	$20,169,229	$27,152,181
Cost of goods sold - acquired from Joint Venture	15,322,425	15,209,299
Cost of goods – other	40,680	5,067,583

GROSS PROFIT	4,806,124	6,875,299

Research and development expense	279,050	254,811
Selling, general and administrative expense	4,071,000	4,645,371

Operating income	456,074	1,975,117

Other income (expense):
Interest income	41,876	18,370
Interest expense	(33,267)	(70,861)

INCOME BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	464,683	1,922,626

Equity in earnings of Joint Venture	1,351,707	1,878,733

Income from continuing operations before income taxes	1,816,390	3,801,359
Provision for income tax expense	410,437	625,633

INCOME FROM CONTINUING OPERATIONS	1,405,953	3,175,726

Discontinued operations:
Income (loss) from operations of the discontinued Canadian subsidiary	2,415,382	(3,645,023)
Income tax expense (benefit) expense – discontinued operations	(965,872)	57,350
Income (loss) from discontinued operations	3,381,254	(3,702,373)

NET INCOME (LOSS)	$4,787,207	$(526,647)

Income (loss) per share:
Basic – from continuing operations	$0.57	$1.28
Basic – from discontinued operations	$1.36	$(1.49)
Basic – net income (loss)	$1.93	$(0.21)
Diluted – from continuing operations	$0.57	$1.26
Diluted – from discontinued operations	$1.36	$(1.47)
Diluted – net income (loss)	$1.93	$(0.21)
Shares used in computing net income per share:
Basic	2,480,330	2,481,802
Diluted	2,480,330	2,523,316

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$4,787,208	$(526,647)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Operations of discontinued subsidiary	(3,428,897)	1,219,658
Depreciation and amortization	33,936	31,239
Earnings of the Joint Venture	(1,351,707)	(1,878,733)
Changes in operating assets and liabilities:
Decrease in accounts receivable and amounts due from factor	1,038,561	2,184,654
(Increase) decrease in inventories and prepaid expenses	(3,971,376)	3,433,900
Increase (decrease) in accounts payable and accrued expenses	511,684	(1,463,529)
(Increase) decrease in deferred taxes and other assets	(290,076)	122,004

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,670,667)	3,122,546

INVESTING ACTIVITIES:
Purchase of property and equipment	(34,119)	(23,801)
Activity of discontinued operation	2,590,722	(1,906,796)
Dividends received from Joint Venture	649,383	323,716

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,205,986	(1,606,881)

FINANCING ACTIVITIES:
Purchase and retirement of common stock	(136,979)	-
Tax benefit from exercise of stock options	-	92,926
Borrowing from (payments to) bank	101,911	(2,254,966)
Activities of discontinued subsidiary	(4,187,444)	4,786,885
Proceeds from issuance of common stock from exercise of employee stock options	-	140,729
Other long-term obligations	4,164	86,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,218,348)	2,851,574

Impact of foreign currency on cash	-	(329,300)

(DECREASE) INCREASE IN CASH	(3,683,029)	4,037,939

Cash at beginning of period	3,863,784	240,545

CASH AT END OF PERIOD	$180,755	$4,278,484

Supplemental information:
Interest paid	$33,267	$298,226
Income taxes	$-	$200,000

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

In September 2007, Icon entered into a credit agreement with CIT Financial, Ltd. to provide a term loan and a line of credit facility.  These loans were secured by all of the assets of Icon and by the corporate guarantees of the Company and our USI Electric subsidiary, as further explained below.

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

At the time of the investment in Icon, management projected that the established U.S. sales network would allow us to increase sales of EMT to U.S. customers.  Despite the Company’s efforts, Icon suffered continuing losses, and the Company was not successful in increasing Icon’s sales in the face of competition and a weakening U.S. dollar.  On January 29, 2008, Icon received notice from CIT Financial, Ltd. (CIT Canada), Icon’s principal and secured lender, that Icon was in default under the terms of the Credit Agreement dated September 22, 2007 between Icon and CIT Canada and demanding immediate payment of all of Icon’s obligations to CIT Canada under the Credit Agreement.  On February 11, 2008, the assets of Icon were placed under the direction of a court appointed receiver and the operations of Icon were suspended.  As a result of the February 11, 2008 court appointed receivership of Icon’s assets, we no longer controlled Icon as of that date.  In accordance with Statement of Financial Accounting Standards No. 94, the financial statements of Icon are not consolidated with the financial statements of the Company.  Accordingly, the accounts and operations of Icon in our consolidated financial statements are presented as assets and liabilities held in receivership and as the results of discontinued operations.

The production machinery and equipment of Icon were recorded at their appraised net realizable value of US$831,555 as of March 31, 2008.  During the quarter ended June 30, 2008, the Company revised its estimate based on communications with the auctioneer and appraisers and adjusted the carrying value to approximately $1,020,000, resulting in a write-up of approximately US$190,000 during the quarter ended June 30, 2008.  On July 16, 2008, the receiver in possession of Icon’s assets held a public auction to liquidate production machinery and equipment held for sale.  Auction proceeds, net of auction fees, amounted to US$1,033,652.

On September 22, 2008, Icon’s obligations were settled in the receivership action by order of the Ontario Superior Court.  After complete liquidation of the assets of Icon, the receiver held CAD$2,419,831 (US$2,314,326).  Of this amount, CAD$2,150,000 (US$2,056,260) was distributed to CIT Canada in partial settlement of Icon’s secured obligations to CIT Canada.  The remaining cash as of September 22, 2008 of CAD$260,009 (US$258,066) is held by the receiver for other obligations.  As a result of the settlement of Icon’s obligations, a gain of CAD$5,101,674 (US$4,910,718) was realized by Icon in the quarter ended September 30, 2008.  Approximately US$3,000,000 of the gain related to extinguishment of liabilities due to unsecured creditors.  The company applied guidance in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and determined that a legal release of the liabilities had been achieved to allow recognition of the gain on extinguishment of liabilities.  This gain was partially offset in consolidation by the US$1,481,003 after-tax effect loss recognized by the Company in settlement of its guarantee of Icon’s secured debt and other losses attributable to the Icon discontinued operations to arrive at the gain from discontinued operations of $3,381,254 reported for the nine months ended December 31, 2008.

At December 31, 2008, the assets of Icon held by the receiver consisted of cash of US$219,402, and its liabilities include post-receivership accounts payable of US$72,806 and a pre-receivership trade account payable of approximately US$146,596.  The pre-receivership trade account payable is subject to settlement in accordance with a “claim process” administrated by the receiver.  To the extent any portion of the pre-receivership account payable is ultimately disallowed, that portion will increase the gain from discontinued operations.

The major classes of assets and liabilities held in receivership reported as discontinued operations included in the accompanying consolidated balance sheets shown below.

	December 31, 2008	March 31, 2008

Assets
Cash	$219,402	$823,550
Trade receivables, net	0	371,793
Inventories	0	817,022
Property, plant and equipment – net	0	831,555
Other assets	0	6,811
Assets of discontinued operations	$219,402	$2,850,731

Liabilities
Accounts payable, trade and other	$219,402	$3,344,624
Notes payable – bank	0	4,478,826
Liabilities of discontinued operations	$219,402	$7,823,450

In the accompanying consolidated financial statements, the results of Icon for the three and nine months ended December 31, 2008 have been restated and are presented as the results of discontinued operations, and certain other prior year amounts have been reclassified in order to conform with the current year’s presentation.

Income Taxes

A provision for federal and state income taxes on continuing operations of $410,437 and $625,633 has been provided for the nine month periods ended December 31, 2008 and 2007, respectively.  For income tax purposes, this provision is reduced by a $0 and $44,076 benefit derived from deductions associated with the exercise of employee stock options for the nine month periods ended December 31, 2008 and 2007, respectively.  Under FAS 123, the tax benefit of this deduction has been treated as a credit to additional paid in capital and will not require a cash payment for income taxes.  As discussed above, the Company guaranteed certain indebtedness of its Canadian subsidiary which has since been placed in receivership.  The Company settled its guarantee of the indebtedness for approximately $2,150,000 and recognized a $965,872 income tax benefit on the portion of the guaranteed indebtedness which related to U.S. operations.  The benefit is presented in the discontinued operations section of the accompanying consolidated statements of earnings and as a deferred tax asset on the accompanying consolidated balance sheet.  For the three month periods ended December 31, 2008 and 2007, federal and state income taxes from continuing operations are $211,642 and $87,757, respectively.  The Company has net operating loss carryover and foreign tax credits sufficient to offset current tax expenses.

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

In connection with the adoption of FIN 48, the Company recorded an initial liability of approximately $86,000 for income taxes, interest and penalties related to unrecognized tax benefits.  Simultaneously, the Company recorded a reduction to retained earnings.  With the adoption of FIN 48, the Company has chosen to treat interest and penalties related to uncertain tax liabilities as income tax expense.  As of December 31, 2008, this liability with imputed interest is $95,324.

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Joint Venture”), that has manufacturing facilities in the People’s Republic of China, for the manufacturing of security products.  The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the nine months ended December 31, 2008 and 2007:

	2008	2007
Net sales	$29,270,914	$23,722,803
Gross profit	7,925,541	6,078,838
Net income	3,592,801	2,991,477
Total current assets	17,594,219	15,962,261
Total assets	28,312,610	25,793,201
Total current liabilities	5,900,157	5,803,207

During the nine months ended December 31, 2008 and 2007, respectively, the Company purchased $18,787,069 and $15,157,285 of products from the Joint Venture.  For the quarters ended December 31, 2008 and 2007, the Company adjusted its equity in earnings of the Joint Venture to respectively reflect a reduction of $471,840 and an increase of $127,900 for inter-company profit in inventory as required by US GAAP.

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three month period ended December 31, 2008 and 2007 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Weighted average number of common shares outstanding for basic EPS	2,467,028	2,489,132	2,480,330	2,481,802
Shares issued upon the assumed exercise of outstanding stock options	0	0	0	41,514
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,467,028	2,489,132	2,480,330	2,523,316

Total outstanding options to purchase 72,422 shares of common stock as of December 31, 2008 are not included in the above calculations as the effect would be anti-dilutive.

Stock Based Compensation

As of December 31, 2008, under the terms of the Company’s Non-Qualified Stock Option Plan, as amended, 877,777 shares of our common stock are reserved for the granting of stock options, of which 857,546 have been issued, leaving 20,231 available for issuance.

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

As a result of adopting SFAS No. 123R, net income for the nine months ended December 31, 2008 was reduced by $7,736.  No portion of employees’ compensation, including stock compensation expense, was capitalized during the period.

During the nine month period ended December 31, 2008, no shares of our common stock have been issued as a result of the exercise of the options granted under the plan.

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

Stock Option Activity.  During the nine month period ended December 31, 2008 and 2007, no stock options were granted.

Stock Compensation Expense.  We have elected to continue straight-line amortization of stock-based compensation expense over the requisite service period. Prior to the adoption of SFAS No. 123R, we recognized the effect of forfeitures in our pro forma disclosures as they occurred. In accordance with the new standard, we have estimated forfeitures and are only recording expense on shares we expect to vest. For the nine months ended December 31, 2008 and 2007, we recorded $7,736 and $16,369 respectively of stock-based compensation cost as general and administrative expense in our statement of operations. No forfeitures have been estimated.  No portion of employees’ compensation including stock compensation expense was capitalized during the period.

As of December 31, 2008, there was no unrecognized compensation cost related to share-based compensation arrangements that we expect to vest.  The aggregate intrinsic value of currently exercisable options was $0 at December 31, 2008.

Stock Purchase Program

In July 2008, the Company announced a stock buyback program and authorized the purchase of up to 100,000 shares of common stock.  Shares may be purchased from time to time under this program in the open market, through block trades and/or in negotiated transactions.  Unless extended by the Company’s Board of Directors, the program will terminate when 100,000 shares of common stock have been repurchased by the Company pursuant to the program (unless increased or decreased by the Board of Directors).  See Part II, Item 2 of this form 10-Q.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS 162 is effective 60 days following the SEC’s approval of the  Public Company Accounting Oversight Board amendments to Interim Auditing Standards Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The implementation of this standard is not expected to have a material impact on our consolidated financial position and results of operation.

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture.  Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method.  Accordingly, the following discussion and analysis of the three and nine months ended December 31, 2008 and 2007 relate to the operational results of the Company only.  A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

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

At the time of the investment in Icon, management projected that the established U.S. sales network would allow us to increase sales of EMT to U.S. customers.  Despite the Company’s efforts, Icon suffered continuing losses, and the Company was not successful in increasing Icon’s sales in the face of competition and a weakening U.S. dollar.  On January 29, 2008, Icon received notice from CIT Financial, Ltd. (CIT Canada), Icon’s principal and secured lender, that Icon was in default under the terms of the Credit Agreement dated September 22, 2007 between Icon and CIT Canada and demanding immediate payment of all of Icon’s obligations to CIT Canada under the Credit Agreement.  On February 11, 2008, the assets of Icon were placed under the direction of a court appointed receiver and the operations of Icon were suspended.  As a result of the February 11, 2008 court appointed receivership of Icon’s assets, we no longer controlled Icon as of that date.  In accordance with Statement of Financial Accounting Standards No. 94, the financial statements of Icon are not consolidated with the financial statements of the Company.  Accordingly, the accounts and operations of Icon in our consolidated financial statements are presented as assets and liabilities held in receivership and as the results of discontinued operations.

The production machinery and equipment of Icon were recorded at their appraised net realizable value of US$831,555 as of March 31, 2008.  During the quarter ended June 30, 2008, the Company revised its estimate based on communications with the auctioneer and appraisers and adjusted the carrying value to approximately $1,020,000, resulting in a write-up of approximately US$190,000 during the quarter ended June 30, 2008.  On July 16, 2008, the receiver in possession of Icon’s assets held a public auction to liquidate production machinery and equipment held for sale.  Auction proceeds, net of auction fees, amounted to US$1,033,652.

On September 22, 2008, Icon’s obligations were settled in the receivership action by order of the Ontario Superior Court.  After complete liquidation of the assets of Icon, the receiver held CAD$2,419,831 (US$2,314,326).  Of this amount, CAD$2,150,000 (US$2,056,260) was distributed to CIT Canada in partial settlement of Icon’s secured obligations to CIT Canada.  The remaining cash of CAD$260,009 (US$258,066) is currently held by the receiver for other obligations.  As a result of the settlement of Icon’s obligations, a gain of CAD$5,101,674 (US$4,910,718) was realized by Icon in the quarter ended December 31, 2008.  Approximately US$3,000,000 of the gain related to extinguishment of liabilities due to unsecured creditors.  The company applied guidance in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and determined that a legal release of the liabilities had been achieved to allow recognition of the gain on extinguishment of liabilities.  This gain was partially offset in consolidation by the US$1,481,003 after-tax effect loss recognized by the Company in settlement of its guarantee of Icon’s secured debt and other losses attributable to the Icon discontinued operations to arrive at the gain from discontinued operations of $3,381,254 reported for the nine months ended December 31, 2008.

At December 31, 2008, the assets of Icon held by the receiver consisted of cash of US$219,402, and its liabilities include post-receivership accounts payable of US$72,806 and a pre-receivership trade account payable of approximately US$146,596.  The pre-receivership trade account payable is subject to settlement in accordance with a “claim process” administrated by the receiver.  To the extent any portion of the pre-receivership account payable is ultimately disallowed, that portion will increase the gain from discontinued operations.

The major classes of assets and liabilities held in receivership reported as discontinued operations included in the accompanying consolidated balance sheets shown below.

	December 31, 2008	March 31, 2008

Assets
Cash	$219,402	$823,550
Trade receivables, net	0	371,793
Inventories	0	817,022
Property, plant and equipment – net	0	831,555
Other assets	0	6,811
Assets of discontinued operations	$219,402	$2,850,731

Liabilities
Accounts payable, trade and other	$219,402	$3,344,624
Notes payable – bank	0	4,478,826
Liabilities of discontinued operations	$219,402	$7,823,450

In the accompanying consolidated financial statements, the results of Icon for the three and nine months ended December 31, 2008 have been restated and are presented as the results of discontinued operations, and certain other prior year amounts have been reclassified in order to conform with the current year’s presentation.

Results of Operations

Three Months Ended December 31, 2008 and 2007

Sales.  Net sales for the three months ended December 31, 2008 were $5,595,049 compared to $7,776,986 for the comparable three months in the prior fiscal year, a decrease of $2,181,937 (28.1%).  The primary reason for the decrease in net sales was lower sales volumes of our core product lines, including smoke alarms and carbon monoxide alarms, to the electrical distribution trade due to a decrease in new home construction during the quarter.

Gross Profit Margin.  Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  Our gross profit margin was 23.9% and 28.4% of sales for the quarters ended December 31, 2008 and 2007, respectively.  Typically, our sales to retail customers have lower gross profit margins than our sales to the electrical distribution trade, and the product mix we sell to retail customers are generally lower margin items.  Our decrease in gross profit margin for the 2008 period was primarily due to the lower electrical distribution trade sales.

Expenses.  Research and development, and selling, general and administrative expenses decreased by $378,501 from the comparable three months in the prior year.  As a percentage of net sales, these expenses increased to 23.0% for the three month period ended December 31, 2008, from 21.4% for the 2007 period.  The increase in costs as a percentage of net sales was primarily due to fixed costs that did not decrease at the same rate as sales.

Interest Expense and Income.  Our interest expense on cash deposits, net of interest charges, was $6,967 for the quarter ended December 31, 2008, compared to net interest income of $18,370 for the quarter ended December 31, 2007.  Net interest expense in the current quarterly period resulted from higher borrowings by us in support of increased inventory balances.

Income Taxes.  During the quarter ended December 31, 2008, the Company had a net income tax expense of  $211,642.  For the corresponding 2007 period, the Company has a provision for income taxes of $87,757.  The effective rate of tax is 42.0% and 7.0% for the quarters ended December 31, 2008 and 2007, respectively.  The reduced effective rate in the prior year’s quarter is due to the recognition of the U.S. portion of the loss on the discontinued Canadian subsidiary.

Net Income.  We reported net income of $292,513 for the quarter ended December 31, 2008, compared to a net loss of $1,635,789 for the corresponding quarter of the prior fiscal year.  As discussed above under the section titled “Discontinued Canadian Operations”, the net loss in the quarter ended December 31, 2007 was principally a result of the impairment of goodwill related to our discontinued Canadian subsidiary.

Nine Months Ended December 31, 2008 and 2007

Sales.  Net sales for the nine months ended December 31, 2008 were $20,169,229 compared to $27,152,181 for the comparable nine months in the prior fiscal year, a decrease of $6,982,952 (25.7%).  The primary reason for the decrease in net sales was lower sales volumes of our core product lines, including smoke alarms and carbon monoxide alarms, to the electrical distribution trade due to a decrease in new home construction during the period.

Gross Profit Margin.  The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  The Company’s gross profit margin decreased from 25.3% for the period ended December 31, 2007 to 23.8% for the current period ended December 31, 2008. Typically, our sales to retail customers have lower gross profit margins than our sales to the electrical distribution trade, and the product mix we sell to retail customers are generally lower margin items.  Our decrease in gross profit margin for the 2008 period was primarily due to the lower electrical distribution trade sales.

Expenses.  Research and development, and selling, general and administrative expenses decreased by $550,132 from the comparable nine months in the prior year.  As a percentage of sales, these expenses were 21.6% for the nine month period ended December 31, 2008 and 18.0% for the comparable 2007 period.  The primary reason for the increase in expenses as a percentage of sales is that these expenses did not decrease at the same rate as sales.

Interest Expense and Income.  Our interest income net of interest expense was $8,609 for the nine months ended December 31, 2008, compared to net interest expense of $52,491 for the nine months ended December 31, 2007.  Interest expense in the comparable period of the last year resulted primarily from borrowings to support the Canadian subsidiary.

Income Taxes.  During the nine months ended December 31, 2008, the Company recorded an income tax expense from continuing operations of $410,437.  For the corresponding 2007 period, the Company had a tax expense of $625,633.  The effective rate of tax is 22.6% and 16.5% for the nine month periods ended December 31, 2008 and 2007, respectively.  The reduced effective rate in the prior year’s nine month period is due to the recognition of the U.S. portion of the loss on the discontinued Canadian subsidiary.

Net Income.  We reported net income of $4,787,207 for the nine months ended December 31, 2008 compared to a net loss of $526,647 for the corresponding period of the prior fiscal year.  As discussed above under the section titled “Discontinued Canadian Operations”, the primary reason for the increase is the gain of $3,381,254 recognized as a result of the settlement of the obligations or our Canadian subsidiary.

Financial Condition and Liquidity

The Company has a Factoring Agreement which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases.  The maximum amount available under the Factoring Agreement is currently $7,950,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, we had $6,883,000 available under the Factoring Agreement at December 31, 2008.  There is $101,911 borrowed under this agreement as of December 31, 2008.  The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender.  At December 31, 2008, the prime rate was 4.0%.  Borrowings are collateralized by all of our accounts receivable and inventory.

Our factored accounts receivable as of the end of our last fiscal year were $5,600,408, and were $3,591,315 as of December 31, 2008.  Our prepaid expenses as of the end of our last fiscal year were $206,197, and were $156,947 as of December 31, 2008.  The decrease in prepaid expenses is due to the timing of premium payments to various insurance carriers.

Operating activities used cash of $2,670,667 for the nine months ended December 31, 2008.  This was primarily due to the operations of the discontinued subsidiary and an increase of $3,971,376 in inventories and prepaid expenses, and earnings of the Joint Venture of $1,351,707.  For the same period last year, operating activities provided cash of $3,122,546, primarily as a result of increases in receivables, inventory and prepaid expenses, and the operations of the discontinued subsidiary.

Investing activities provided cash of $3,205,986 during the nine months ended December 31, 2008, principally as a result of the liquidation of remaining assets of the discontinued operations.  Investing activities used $1,606,881 in the prior period., primarily related to acquisition of property and equipment related to the discontinued operations.

Financing activities used cash of $4,218,348 during the nine months ended December 31, 2008, principally as a result of the payment of guaranteed debt and other activities of discontinued operations.  In the comparable nine months in the prior year, financing activities provided cash of $2,851,574, primarily related to borrowings to fund the activities of the discontinued operations.

We believe that funds available under the Factoring Agreement, distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital in the ordinary course of our business over the next twelve months and over the long term.

Joint Venture

Net Sales.  Net sales of the Joint Venture for the three and nine months ended December 31, 2008 were $9,603,152 and $29,270,914, respectively, compared to $7,949,391 and $23,722,803, respectively, for the comparable period in the prior fiscal year.  The 20.8% and 23.4% respective increases in net sales by the Joint Venture for the three and nine month periods were due to higher sales to the Company, primarily for products purchased by the Company for sale to a national home improvement retailer customer of the Company, and higher volumes of sales of smoke alarm products by the Joint Venture to non-related customers in the Australian and European market.  The Joint Venture’s management believes that the increases in net sales to the European market were due to increased market share in those markets.

Gross Margins.  Gross margins of the Joint Venture for the three month period ended December 31, 2008 increased to 28.9% from 24.8% for the 2007 corresponding period.  For the nine month period ended December 31, 2008, gross margins increased to 27.1% from the 25.6% gross margin of the prior year’s corresponding period.  Since gross margins depend on sales volume of various products, with varying margins, increased sales of higher margin products and decreased sales of lower margin products affect the overall gross margins.  The increase in the Joint Venture’s gross margins for the three and nine month periods were due to the increase in the sales of products to customers in the Australian and European markets.

Expenses.  Selling, general and administrative expenses were $1,372,705 and $3,980,375, respectively, for the three and nine month periods ended December 31, 2008, compared to $982,291 and $3,279,276 in the prior year’s respective periods.  As a percentage of sales, expenses were 14.3% and 13.6% for the three and nine month periods ended December 31, 2008, compared to 12.4% and 13.8% for the three and six month periods ended December 31, 2007.  The increase in selling, general and administrative expense as a percent of sales for the three and nine month periods was primarily due to increased advertising and marketing expenses and increased insurance expenses.

Interest Income and Expense.  Interest expense, net of interest income, was $7,163 and $12,924 respectively, for the three and nine month periods ended December 31, 2008, compared to net interest expense of $4,519 and $20,088, respectively, for the prior year’s periods.  The reduction in net interest expense resulted from a decrease in the Joint Venture’s borrowings.

Net Income.  Net income for the three and nine months ended December 31, 2008 were $1,273,660 and $3,592,801, respectively, compared to $1,120,235 and $2,991,477, respectively, in the comparable periods last year.  The 13.7% and 20.1% respective increases in net income for the three and nine month periods were due primarily to changes in the mix of products sold and gross margins as noted above

Liquidity.  Cash needs of the Joint Venture are currently met by funds generated from operations.  During the nine months ended December 31, 2008, working capital increased by $2,740,191 from $8,953,871 on March 31, 2008 to $11,694,062 on December 31, 2008.

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

Our revenue recognition policies are in compliance with Staff Accounting Bulletin No. 10, “Revenue Recognition in Financial Statements” issued by the Securities and Exchange Commission.  We recognize sales upon shipment of products net of applicable provisions for any discounts or allowances.  The shipping date from our warehouse is the appropriate point of revenue recognition since upon shipment we have substantially completed our obligations which entitle us to receive the benefits represented by the revenues, and the shipping date provides a consistent point within our control to measure revenue.  Customers may not return, exchange or refuse acceptance of goods without our approval.  We have established allowances to cover anticipated doubtful accounts based upon historical experience.

Inventories are valued at the lower of market or cost.  Cost is determined on the first-in first-out method.  We have recorded a reserve for obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  Management reviews the reserve quarterly. Shipping and handling costs incurred by the Company to deliver goods to its customers are not included in costs of goods sold but are presented as an element of selling, general and administrative expense within the condensed consolidated statements of earnings. The Company incurred $84,987 and $186,163 of shipping and handling costs in the quarters ended December 31, 2008 and 2007, respectively and $424,899 and $556,658 for the nine month period ended December 31, 2008 and 2007, respectively.

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

On June 11, 2003, Walter Kidde Portable Equipment, Inc. (“Kidde”) filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 03cv00537), alleging that certain of the Company’s AC powered/battery backup smoke detectors infringe on a patent acquired by Kidde. Kidde is seeking injunctive relief and damages to be determined at trial. On March 31, 2006, following numerous procedural and substantive rulings which the Company believes were favorable to the Company, Kidde obtained dismissal, without prejudice, of its suit. On November 28, 2005, prior to the March 31, 2006 dismissal of the original suit, Kidde filed a second lawsuit in the same court (Case No. 05cv1031) based on virtually identical infringement allegations as the earlier case.  Discovery is now closed in this second case.  Although the asserted patent is now expired, prior to its expiration, the Company sought and has now successfully obtained re-examination of the asserted patent in the United States Patent and Trademark Office (USPTO) largely based on the references cited and analysis presented by the Company which correspond to defenses raised in the litigation.  In September, the USPTO rejected all of the claims asserted against the Company based on the references.  Kidde responded to the rejection to which further action by the USPTO is pending.  Kidde also filed for and the Court granted a stay of the litigation pending the conclusion of the reexamination. The USPTO action fully supports the Company’s substantive position and its defenses to Kidde.  The Company and its counsel believe that regardless of the outcome of the reexamination, the Company has significant defenses relating to the patent in suit.  In the event of an unfavorable outcome, the amount of any potential loss to the Company is not yet determinable.

On June 25, 2008, Maple Chase Company which was acquired in January 2008 by United Technologies Corporation (which also owns Walter Kidde Portable Equipment, Inc.), filed a civil suit against the Company in the United States District Court for the Northern District of Illinois (Case No. 08cv3641) for patent infringement of Re 33920, a patent that expired in March of 2007.  On January 13, 2009, the Court granted permission to substitute Kidde for Maple Chase as the party plaintiff.  This action involves the same patent that formed the basis of the suit filed by Maple Chase against the Company in February 2004 (Case No. 03cv07205).   In that case, the Company successfully sought and obtained reexamination of the asserted patent in the USPTO based on the references cited and analysis presented by the Company.  In April 2005, the Court dismissed the earlier case subject to the outcome of the reexamination.  After pending for more than three years and after the expiration of the patent, a Reexamination Certificate was granted confirming patentability of many of the claims and canceling the remaining claims.  The 2008 case asserts infringement of the claims emerging out of reexamination and is in its preliminary stages where discovery is about to commence.  The Company believes that it has meritorious and substantial technical defenses to the action and that it is entitled to a number of legal/equitable defenses due to the long period of inaction and acquiescence by Maple Chase and its predecessors, the amount, if any, of potential loss to the Company is not yet determinable.  The Company intends to vigorously defend the suit and press its pending counterclaims.

On August 21, 2008, Kidde again filed a civil suit against the Company for patent infringement (Case No. 08cv2202) but this time in the United States District Court for the District of Maryland.  Kidde accuses the Company of infringement of U.S. patent 6,791,453 by communication protocols for interconnected hazardous condition (smoke, heat and Carbon monoxide) detectors sold by the Company.  The Company believes that it has meritorious and substantial technical defenses to the action.  The amount, if any, of potential loss to the Company is not yet determinable.  The Company intends to vigorously defend the suit and press its pending counter and third party claims.

On September 25, 2008, the Company with its Answer and Counterclaims to Kidde filed a third-party Complaint against United Technologies Corporation in the United States District Court for the District of Maryland in Case No. 08cv2202 for the predatory litigation campaign by the defendant and its subsidiary, Kidde.  On December 17, the Company filed a motion to amend its Answer and Counterclaims which has been opposed by both Kidde and United Technologies Corporation. That motion is pending and case remains in a preliminary, pre-discovery stage.  In both the original and the Amended Counterclaim, the Company is seeking injunctive and antitrust damages.  The Company intends to vigorously prosecute its claims.

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements, beyond what has been recognized in the financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases of common stock by the Company or any affiliated purchasers during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Quarter ended September 20, 2008	4,000	$5.36	4,000	96,000
Quarter ended December 31, 2008	40,575	$3.06	40,575	55,425
Total	44,575	$3.27	44,575	55,425

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

Directors not up for re-election and continuing in office after the Meeting are: Ira Bormel, Cary Luskin, and Ronald A. Seff, M.D.

ITEM 5.	OTHER INFORMATION.

On November 4, 2008, we entered into an operating lease for new headquarters space located in Baltimore County, Maryland.  The lease is for 12,000 square feet of office and warehouse space for a term of 10 years through February 28, 2019.  The current rental, with common area maintenance, is approximately $8,250 per month during the current fiscal year, with increasing rentals at 3% per year through the term of the lease.

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
10.2
Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.2 to Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, File No. 1-31747)

10.3
Amended and Restated Factoring Agreement between the Registrant and The CIT Group Commercial Services Inc. (“CIT”), dated September 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 26, 2007, File No. 1-31747)

10.4
Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated September 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 26, 2007, File No. 1-31747)

10.5
Credit Agreement between International Conduits Ltd. (“Icon”) and CIT Financial Ltd. (“CIT Canada”), dated September 22, 2007 (“CIT Canada Credit Agreement”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 26, 2007, File No. 1-31747)

10.6
General Security Agreement between CIT Canada and Icon, dated September 22, 2007, with respect to the obligations of Icon under the CIT Canada Credit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 26, 2007, File No. 1-31747)

10.7
Guaranty made by the Registrant and USI Electric Inc., in favor of CIT Canada, dated September 22, 2007, with respect to the obligations of Icon under the CIT Canada Credit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 26, 2007, File No. 1-31747)

10.8
Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117*

10.9
Second Amended and Restated Employment Agreement dated July 18, 2006 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2006, File No. 1-31747)

10.10
Addendum to Second Amended and Restated Employment Agreement dated September 8, 2008 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated February 12, 2009*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC. (Registrant)

Date: February 12, 2009	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer