Form 10-K/A
period 2008-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2009-02-17
CIK 102109

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

EXPLANATORY NOTE

The purpose of this amendment to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008 of Universal Security Instruments, Inc. (the “Company”) filed on July 8, 2008 (the “Original Filing”) is to:

(i)
Revise Item 1 (Business) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), to clarify that in accordance with Statement of Financial Accounting Standards No. 94, the financial statements of the Company’s Canadian subsidiary, International Conduits, Ltd. (Icon), are not consolidated with the financial statements of the Company, but that the financial position and results of operations of Icon are included in the Company’s consolidated balance sheets as assets and liabilities held in receivership and in the Company’s consolidated statements of operations as the results of discontinued operations.

(ii)	Revise Item 8 (Financial Statements and Supplementary Data) and Item 15(a)1. (Exhibits and Financial Statement Schedules) to reflect the changes referred to in (i) above.

(iii)
Revise Item 9A (Controls and Procedures) to clarify that internal control procedures relating to Icon were not evaluated as a part of management’s review of internal controls over financial reporting as of March 31, 2008.

(iv)
Revise Item 15(c) (Financial Statements Required by Regulation S-X) to include the Consolidated Income Statement for the fiscal year ending March 31, 2006, and the Report of independent registered public accounting firm with respect to Eyston Company Limited (the Hong Kong Joint Venture) as required by Regulation S-X.

Except as described above, no other amendments are being made to the Company’s Annual Report on Form 10-K, filed on July 8, 2008.  This Form 10-K/A does not reflect events occurring after the July 8, 2008 filing of our Annual Report on Form 10-K or modify or update the disclosures contained in the Annual Report in any way other than required to include such conformed information as described above.

PART I

ITEM1.	BUSINESS

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

The assets held in receivership related to the discontinued Canadian operations were adjusted to net realizable value based on management’s estimates.  The process of completing the liquidation of Icon’s assets is continuing and the Company believes the process will continue into the second quarter of our 2009 fiscal year.  Accordingly, the actual impairment charges actually incurred could differ based on the actual results of the liquidation process.

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

PART II

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

At the time of our investment in Icon, we projected that our established U.S. sales network would allow us to increase sales of EMT to U.S. customers.  Despite our efforts, Icon suffered continuing losses, and we were not successful in increasing Icon’s sales in the face of competition and a weakening U.S. dollar.  On January 29, 2008, Icon received notice from CIT Financial, Ltd. (CIT Canada), Icon’s principal and secured lender, that Icon was in default under the terms of the Credit Agreement dated June 22, 2007 between Icon and CIT Canada and demanding immediate payment of all of Icon’s obligations to CIT Canada under the Credit Agreement.  On February 11, 2008, the assets of Icon were placed under the direction of a court appointed receiver, and the operations of Icon were suspended.  Accordingly, the assets and liabilities of Icon are classified as assets held in receivership in our consolidated balance sheet.  Our consolidated financial statements and the related note disclosures reflect the operations of Icon as discontinued operations for all periods presented.

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

At March 31, 2008, the liabilities of Icon held by the receiver include trade accounts payable to unsecured creditors of $3,208,548, secured notes payable to CIT Financial, Ltd. of $4,478,826 and other secured amounts payable of $136,076.  The total liabilities of Icon at March 31, 2008 are $7,823,450.

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

Comparison of Results of Operations for the Years Ended March 31, 2008, 2007 and 2006

Sales.  In fiscal year 2008, our net sales increased by $936,974 (2.8%), from $32,934,388 in fiscal 2007 to $33,871,362 in fiscal 2008.  Sales to the electrical distribution trade through our USI Electric subsidiary decreased to $15,178,930, principally due to decreased volume from the U.S. residential construction trade (from approximately $19,916,690 in 2007) and also due to our inability to import GFCI devices because the manufacturer has not yet received certifications for mandated changes to the devices.  The Company increased its sales to retail and wholesale customers in the fiscal year ended March 31, 2008 to $18,692,432 from $13,017,698 at March 31, 2007, principally as a result of sales to a national home improvement retailer.  This increase resulted from higher sales volume despite lower contractual pricing to the national home improvement retailer customer.

In fiscal year 2007, sales increased by $4,040,287 (13.9%) from $28,894,101 in fiscal 2006 to $32,934,388 in fiscal 2007.  Sales to the electrical distribution trade through our USI Electric subsidiary decreased to $19,916,690, principally due to decreased volume from the U.S. residential construction trade (from approximately $21,260,000 in 2006).  The Company increased its sales to retail and wholesale customers in the fiscal year ended March 31, 2007 to $13,017,698 from $7,634,030 at March 31, 2006, principally as a result of sales to a national home improvement retailer.  This increase resulted from higher sales volume despite lower contractual pricing to the national home improvement retailer customer.

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

Interest Income and Expense. Interest expense for fiscal 2008 increased to $46,349 from $0 in fiscal 2007 primarily due to the timing of activity in our line of credit.  Interest expense for fiscal 2007 decreased to $0 from $48,999 in fiscal 2006 primarily due to the timing of activity in our line of credit ..  The majority of the Company’s cash balances are maintained on deposit with the Company’s factor and earn interest at the factor’s prime rate of interest minus 3%.  During the fiscal year ended March 31, 2008, the Company earned interest of $16,155 on these deposits and $21,991 on these deposits for the year ended March 31, 2007.  The company earned interest of $21,991 for the year ended March 31, 2007 compared to net interest expense of $39,331 in fiscal 2006.

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

In accordance with Statement of Financial Accounting Standards No. 94, the financial statements of the Company’s Canadian subsidiary, International Conduits, Ltd. (Icon), are not consolidated with the financial statements of the Company.  As a result of the February 11, 2008 court appointed receivership of Icon’s assets, we no longer controlled Icon as of that date.  Accordingly, the accounts and operations of Icon in our consolidated financial statements are presented as assets and liabilities held in receivership and as the results of discontinued operations.

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

Impairment of Long-Lived Assets:  The Company’s policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”). The Company recognizes an impairment loss when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The measurement of the impairment losses to be recognized is based upon the difference between the fair value and the carrying amount of the assets. During fiscal 2008, the company recognized impairment losses on assets held for sale of approximately $3,750,000, which is included in the loss from discontinued operations.

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

Recently Issued Accounting Pronouncements

Business Combinations: In December 2007, FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”), which replaces SFAS No. 141 and issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51. These two new standards will change the accounting for and the reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company for financial statements issued for fiscal years beginning after December 31, 2008.

Fair Value Measurements:  In September 2007, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157).  This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company has not yet determined the impact that the implementation of SFAS 157 will have on its results of operations or financial condition.

The Fair Value Option for Financial  Assets and Financial Liabilities:  In February 2008, FASB issued SFAS No. 159,  The Fair Value Option for Financial  Assets and Financial Liabilities, including an amendment of FASB Statements No. 115 (SFAS No. 159).  SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period.  This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008.  The effect, if any, of adopting SFAS No. 159 on the Company’s financial position and results of operations has not been finalized.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are included in the Company’s Consolidated Financial Statements and set forth in the pages indicated in Item 15(a) of this Annual Report.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner.  Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and have concluded that the system is effective.

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

  Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

Effective February 11, 2008, the assets, liabilities and operations of Icon were placed in receivership. Accordingly, internal control procedures relating to the unconsolidated Canadian subsidiary were not evaluated as a part of management’s review of internal control over financial reporting as of March 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements.

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.
23.1	Consent of Grant Thornton LLP*
23.2	Consent of Grant Thornton LLP (Hong Kong)*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, File No. 1-31747)*

*Filed herewith

(c) Financial Statements Required by Regulation S-X.

Separate financial statements of the Hong Kong Joint Venture

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.

February 13, 2009	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President

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

/s/ GRANT THORNTON LLP

Baltimore, Maryland
July 3, 2008

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,863,784	$-
Accounts receivable:
Trade less allowance for doubtful accounts of $15,000 at March 31, 2008 and 2007	146,022	1,226,917
Employees and recoverable taxes	282,083	22,073
Receivable from Hong Kong Joint Venture	115,656	65,801
	543,761	1,314,791

Amount due from factor	5,600,408	7,158,597
Inventories, net of allowance for obsolete inventory of $40,000 at March 31, 2008 and 2007	5,357,488	8,705,316
Prepaid expenses	206,197	141,577
Assets held in receivership	2,850,731	8,881,921

TOTAL CURRENT ASSETS	18,422,369	26,202,202

DEFERRED TAX ASSET	1,914,136	756,424

INVESTMENT IN HONG KONG JOINT VENTURE	9,986,579	9,072,284

PROPERTY AND EQUIPMENT – NET	130,347	146,072

OTHER ASSETS	15,486	18,486

TOTAL ASSETS	$30,468,917	$36,195,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable – factor	$-	$2,254,966
Accounts payable	777,342	779,192
Accounts payable – Hong Kong Joint Venture	1,687,950	3,020,091
Accrued liabilities:
Litigation reserve	401,592	703,193
Payroll and employee benefits	158,057	622,083
Commissions and other	105,431	621,513
Liabilities held in receivership	7,823,450	3,522,549

TOTAL CURRENT LIABILITIES	10,953,822	11,523,587

LONG-TERM OBLIGATIONS
Long-term obligation - other	91,160	-

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding 2,487,867 and 2,475,612 shares at March 31, 2008 and March 31, 2007, respectively	24,879	24,756
Additional paid-in capital	13,453,378	13,214,025
Retained earnings	5,890,023	11,545,304
Other comprehensive income (loss)	55,655	(112,204)
TOTAL SHAREHOLDERS’ EQUITY	19,423,935	24,671,881
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,468,917	$36,195,468

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31
	2008	2007	2006

Net sales	$33,871,362	$32,934,388	$28,894,101
Cost of goods sold – acquired from Joint Venture	20,765,906	17,399,943	15,355,190
Cost of goods sold - other	5,235,400	5,105,129	4,081,759

GROSS PROFIT	7,870,056	10,429,316	9,457,152

Research and development expense	364,510	296,502	246,875
Selling, general and administrative expense	6,124,213	6,546,609	6,776,688

Operating income	1,381,333	3,586,205	2,433,589

Other income (expense):
Interest expense	(46,349)	-	(48,999)
Interest income	16,155	21,991	9,668
	30,194	21,991	(39,331)

INCOME BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	1,351,139	3,608.196	2,394,258

Equity in earnings of Hong Kong Joint Venture	1,985,845	3,845,960	2,109,594

Income from continuing operations before income taxes	3,336,984	7,454,156	4,503,852

Provision for income tax expense (benefit)	512,235	1,360,790	(96,500)

INCOME FROM CONTINUING OPERATIONS	2,824,749	6,093,366	4,600,352

Discontinued operations
Loss from operations of the discontinued Canadian subsidiary (including impairment loss of $9,013,990 in 2008)	(10,242,663)	(590,139)	-

Income tax benefit – discontinued operations	1,849,000	30,031	-

Loss from discontinued operations	(8,393,663)	(560,108)	-

NET (LOSS) INCOME	$(5,568,914)	$5,533,258	$4,600,352

Income (loss) per share:
Basic – from continuing operations	$1.14	$2.54	$2.06
Basic – from discontinued operations	$(3.38)	$(0.23)	$-
Basic – net (loss) income	$(2.24)	$2.31	$2.06
Diluted – from continuing operations	$1.13	$2.45	$1.89
Diluted – from discontinued operations	$(3.35)	$(0.23)	$-
Diluted – net (loss) income	$(2.23)	$2.23	$1.89
Shares used in computing net income per share:
Basic	2,484,192	2,398,284	2,228,908
Diluted	2,502,017	2,484,606	2,432,705

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  In accordance with Statement of Financial Accounting Standards No. 94, the financial statements of the Company’s Canadian subsidiary, International Conduits, Ltd. (Icon), are not consolidated with the financial statements of the Company.  As a result of the February 11, 2008 court appointed receivership of Icon’s assets, we no longer controlled Icon as of that date.  Accordingly, the assets, liabilities and operations of Icon held in receivership are shown in the consolidated financial statements as assets and liabilities held in receivership and as the results from discontinued operations.  All significant intercompany accounts and transactions have been eliminated in consolidation.  We believe that our 50% ownership interest in the Hong Kong Joint Venture allows us to significantly influence the operations of the Hong Kong Joint Venture. As such, we account for our interest in the Hong Kong Joint Venture using the equity method of accounting.  We have included our investment balance as a non-current asset and have included our share of the Hong Kong Joint Venture’s income in our consolidated statement of operations.  The investment and earnings are adjusted to eliminate intercompany profits.

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

Discontinued operations include our unconsolidated Canadian subsidiary, Icon, which was placed into receivership in the fourth quarter of 2008.  The results of this business, including the loss on impairment, have been presented as discontinued operations for all periods presented.

The consolidated statements of income include the following in discontinued operations:

	Year ended March 31,
	2008	2007
Net Sales	$9,729,076	$2,889,000
Loss before income taxes (including asset impairment loss of $9,013,990)	(10,242,663)	(590,139)
Income tax benefit	1,849,000	30,031
Loss from discontinued operations	$(8,393,663)	$(560,198)

The major classes of assets and liabilities held in receivership reported as discontinued operations included in the accompanying consolidated balance sheets are shown below.

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

The consolidated asset impairment loss included a write down of inventories, trade accounts receivable, and other assets to their net realizable value, in addition to the write down of property, plant and equipment and the write down of goodwill.  Specifically, the impairment loss recorded on the books of Icon included the following:

Property plant and equipment	$3,750,000
Goodwill	1,926,696
Inventory	1,572,249
Accounts receivable	441,831
Costs of disposal	1,323,214
Total	$9,013,990

On January 29, 2008, Icon received notice dated January 29, 2008 from CIT Financial, Ltd. (CIT Canada), Icon’s principal and secured lender, that Icon is in default under the terms of the Credit Agreement dated June 22, 2007 between Icon and CIT Canada and demanding immediate payment of all of Icon’s obligations to CIT Canada under the Credit Agreement.  Pursuant to the CIT Canada notice, the indebtedness owed by Icon to CIT Canada is CAD $4,578,171 (US $4,478,824).  The Company and its wholly owned subsidiary USI Electric, Inc., as previously mentioned, have guaranteed the obligations of Icon under the terms of the aforementioned Credit Agreement.

On February 11, 2008, the assets of Icon were placed under the direction of a court appointed receiver and the continuing operations of Icon ceased.  The assets of Icon are held in receivership and proceeds thereof will be used to satisfy outstanding liabilities.  The process of completing the liquidation of Icon’s assets is continuing and the Company believes the process will continue into the second quarter of our 2009 fiscal year.  Accordingly, the actual impairment charges incurred could differ based on the actual results of the liquidation process.

Universal Security Instruments, Inc. had recorded an investment account, and unsecured loans and advances to the Canadian subsidiaries totaling $5,449,667.  The account was written off of Universal Security Instruments, Inc. with a corresponding gain recognized on the discontinued Canadian subsidiary and amounts were netted to zero within the loss from discontinued operations.  As a result of writing off this investment account the Company recognized a tax benefit of approximately $1,849,000, which was presented in the results of discontinued operations.

Business Segments: On February 11, 2008, the assets of Icon were placed under the direction of a court appointed receiver, the operations of Icon have ceased, and the assets of Icon are held in receivership.  Accordingly, the results of Icon for the fiscal year ended March 31, 2008, and the results of Icon for the six month period from the date of acquisition to March 31, 2007, have been restated and presented as the results of discontinued operations for all periods presented.  The remaining electrical and smoke alarm business is operated by management as one segment.

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

NOTE C - INVESTMENT IN THE HONG KONG JOINT VENTURE

The Company holds a 50% interest in a Joint Venture with a Hong Kong Corporation, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of consumer electronic products. As of March 31, 2008, the Company has an investment balance of $9,986,579 for its 50% interest in the Hong Kong Joint Venture.  There are no material Hong Kong – US GAAP differences in the Hong Kong Joint Venture’s accounting policies, and there are no material reconciling items generated by Hong Kong – US GAAP differences.

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

The Company’s investment in the Hong Kong Joint Venture as recorded on the Company’s Consolidated Balance Sheets has been adjusted by the intercompany profit of the Hong Kong Joint Venture.

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

NOTE E – CREDIT FACILITY

In June 2007, Icon entered into a Credit Agreement with CIT Financial, Ltd. (CIT Canada) to provide a term loan and a line of credit facility.

The term loan in the original principal amount of US$3,000,000 is repayable in thirty-six (36) equal monthly principal installments of US$83,333 plus interest at the Canadian prime rate (effective rate 5.25% at March 31, 2008).  The balance outstanding at March 31, 2008 is US$2,353,298 and is included within current liabilities of discontinued operations on the consolidated balance sheet.

The line of credit facility is in the maximum amount of US$7,000,000, with borrowings based on specified percentages of accounts receivable and inventory of Icon.  Amounts borrowed under the facility bear interest at the Canadian prime rate (effective rate 5.25% at March 31, 2008) and are payable with interest upon demand.  The balance outstanding at March 31, 2008 is US $2,105,457.  The CIT Canada loans to Icon are secured by all of the assets of Icon and by corporate guarantees of the Company and our USI Electric subsidiary.  As previously disclosed, the Company received a notice of default from CIT Canada on January 29, 2008 demanding immediate payment of all of Icon’s obligations to CIT Canada under the Credit Agreement.  Pursuant to the CIT Canada notice, the indebtedness owed by Icon to CIT Canada is CAD $4,578,171 (US $4,478,824) and is included in liabilities held in receivership in the Company’s Consolidated Balance Sheets.  The borrowings are anticipated to be repaid in fiscal 2009.

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

Report and Financial Statements

Eyston Company Limited

For the year ended 31 March 2008

Expressed in Hong Kong dollars ("HK$")

Report of independent registered
public accounting firm

To the Board of Directors of Eyston Company Limited

We have audited the accompanying consolidated balance sheets of Eyston Company Limited and subsidiaries ("the Company"), as of March 31, 2008 and 2007, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended March 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2008 and 2007, and the consolidated results of its income and its cash flows for each of the three years in the period ended March 31, 2008, in accordance with Hong Kong Financial Reporting Standards.

Grant Thornton
Certified Public Accountants
13th Floor, Gloucester Tower
The Landmark
15 Queen's Road Central
Hong Kong

25 June 2008

Consolidated income statement
for the year ended 31 March 2008

	Notes	2008	2007	2006
		HK$	HK$	HK$

Turnover	5	235,060,421	320,142,022	192,697,968

Cost of sales		(176,141,949)	(213,147,126)	(125,843,197)

Gross profit		58,918,472	106,994,896	66,854,771

Other income	6	5,350,795	4,693,192	2,798,681

Administrative expenses		(34,379,717)	(37,260,187)	(33,160,250)

Profit from operations		29,889,550	74,427,901	36,493,202

Finance costs	7	(210,016)	(405,953)	(265,063)

Profit before income tax	8	29,679,534	74,021,948	36,228,139

Income tax expense	9	(4,173,251)	(8,848,735)	(3,912,698)

Profit for the year	10	25,506,283	65,173,213	32,315,441

Dividends	11	16,716,167	29,866,722	17,163,365

Consolidated balance sheet
as at 31 March 2008

	Notes	2008	2007
		HK$	HK$

ASSETS AND LIABILITIES

Non-current assets
Property, plant and equipment	12	59,767,941	55,170,184
Advanced lease payments	13	14,023,266	9,574,779
Available-for-sale financial assets	14	7,902,216	26,823,106
		81,693,423	91,568,069
Current assets
Inventories	16	28,354,497	30,441,083
Available-for-sale financial assets	14	15,633,540	-
Trade and other receivables	17	5,674,634	9,209,513
Amount due from shareholder	21	9,392,116	20,344,847
Loan to a shareholder	19	-	1,950,000
Cash and cash equivalents	20	50,687,596	36,853,474
		109,742,383	98,798,917
Current liabilities
Trade and other payables		21,499,786	22,686,174
Obligations under finance lease		21,000	21,000
Amount due to a related company	21	2,329,153	7,113,550
Dividend payable	22	11,700,000	11,700,000
Amount due to a director	23	-	200,000
Loans from shareholders	24	2,868,954	2,868,954
Collateralised bank advances	25	971,312	2,853,162
Provision for taxation		1,199,326	5,360,473
		40,589,531	52,803,313
Net current assets		69,152,852	45,995,604

Non-current liabilities
Obligations under finance lease		52,700	73,700
Deferred tax liabilities	26	587,877	788,712
Net assets		150,205,698	136,701,261

EQUITY

Share capital	27	200	200
Reserves	28	150,205,498	136,701,061
		150,205,698	136,701,261

Balance sheet
as at 31 March 2008

	Notes	2008	2007
		HK$	HK$
ASSETS AND LIABILITIES

Non-current assets
Property, plant and equipment	12	10,169,509	13,465,746
Advanced lease payments	13	668,775	930,239
Available-for-sale financial assets	14	7,902,216	26,823,106
Interests in subsidiaries	15	94,990,967	77,807,152
		113,731,467	119,026,243
Current assets
Inventories	16	28,354,497	30,441,083
Available-for-sale financial assets	14	15,633,540	-
Other receivables		1,033,057	1,665,784
Amounts due from subsidiaries	18	22,846,582	39,149,433
Tax prepaid		1,083,171	-
Cash and cash equivalents	20	31,612,771	11,643,897
		100,563,618	82,900,197
Current liabilities
Trade and other payables		17,513,855	19,896,808
Obligations under finance lease		21,000	21,000
Amount due to a related company	21	2,329,153	7,113,550
Dividend payable	22	11,700,000	11,700,000
Loans from shareholders	24	2,868,954	2,868,954
Provision for taxation		-	3,527,182
		34,432,962	45,127,494
Net current assets		66,130,656	37,772,703

Non-current liabilities
Obligations under finance lease		52,700	73,700
Deferred tax liabilities	26	587,877	788,712
Net assets		179,221,546	155,936,534

EQUITY

Share capital	27	200	200
Reserves	28	179,221,346	155,936,334
		179,221,546	155,936,534

Consolidated statement of changes in equity
for the year ended 31 March 2008

	Share capital	Exchange reserve	Fair value reserve	Retained profits	Total
	HK$	HK$	HK$	HK$	HK$

Balance at 1 April 2005	200	34,233	(251,023)	83,512,804	83,296,214

Change in fair value of available-for-sale financial assets	-	-	(499,606)	-	(499,606)
Exchange differences arising on translation of a subsidiary	-	615,289	-	-	615,289
Profit for the year	-	-	-	32,315,441	32,315,441
Dividends	-	-	-	(17,163,365)	(17,163,365)
Balance at 31 March 2006	200	649,522	(750,629)	98,664,880	98,563,973

Change in fair value of available-for-sale financial assets	-	-	292,456	-	292,456
Exchange differences arising on translation of a subsidiary	-	2,538,341	-	-	2,538,341
Profit for the year	-	-	-	65,173,213	65,173,213
Dividends	-	-	-	(29,866,722)	(29,866,722)
Balance at 31 March 2007	200	3,187,863	(458,173)	133,971,371	136,701,261

Change in fair value of available-for-sale financial assets	-	-	577,549	-	577,549
Exchange differences arising on translation of a subsidiary	-	4,136,772	-	-	4,136,772
Profit for the year	-	-	-	25,506,283	25,506,283
Dividends	-	-	-	(16,716,167)	(16,716,167)
Balance at 31 March 2008	200	7,324,635	119,376	142,761,487	150,205,698

Consolidated cash flow statement
for the year ended 31 March 2008

	2008	2007	2006
	HK$	HK$	HK$

Cash flows from operating activities
Profit before income tax	29,679,534	74,021,948	36,228,139
Adjustments for :
Amortisation of advanced lease payment	427,392	424,328	415,454
Depreciation of property, plant and equipment	10,166,942	5,752,971	4,414,388
Loss on disposal of available for sale financial assets	34,344	87,565	-
Gain on disposal of property, plant and equipment	(94)	(347,500)	9,985
Interest expense	210,016	405,953	265,063
Interest income	(2,384,538)	(2,289,039)	(1,761,425)
Operating profit before working capital changes	38,133,596	78,056,226	39,571,604
Decrease/(Increase) in amount due from a shareholder	8,427,746	(26,272,135)	(3,845,777)
Decrease/(Increase) in inventories	2,086,586	(11,518,178)	(624,869)
Decrease/(Increase) in trade and other receivables	3,534,879	(928,730)	1,300,430
Decrease in loan to a shareholder	1,950,000	1,950,000	-
(Decrease)/Increase in amount due to a related company	(953,842)	4,199,312	(698,628)
(Decrease)/Increase in obligations under finance lease	(21,000)	94,700	-
(Decrease)/Increase in amount due to director	(200,000)	200,000	-
Decrease in collateralised bank advances	(1,881,850)	(581,960)	3,435,122
(Decrease)/Increase in trade and other payables	(1,186,388)	1,841,637	1,836,405
Cash generated from operations	49,889,727	47,040,872	40,974,287
Interest received	2,384,538	2,289,039	1,761,425
Interest paid	(210,016)	(405,953)	(265,063)
Dividends paid	(14,191,182)	(24,349,341)	(13,158,676)
Hong Kong profits tax paid	(8,523,843)	(4,025,500)	(4,148,883)
Net cash generated from operating activities	29,349,224	20,549,117	25,163,090

Cash flows from investing activities
Purchase of property, plant and equipment	(11,715,474)	(18,006,982)	(10,630,878)
Addition of land use right	(3,938,000)	(990,000)	-
Purchase of available-for-sale financial assets	-	-	(7,729,800)
Proceeds from disposal of available-for-sale financial assets	-	7,659,776	-
Proceeds from disposal of property, plant and equipment	36,500	363,865	5,919
Net cash used in investing activities	(15,616,974)	(10,973,341)	(18,354,759)
Net increase in cash and cash equivalents	13,732,250	9,575,776	6,808,331

Cash and cash equivalents at beginning of the year	36,853,474	26,322,005	19,468,905

Effect of foreign exchange rate changes, net	101,872	955,693	44,769

Cash and cash equivalents at end of the year	50,687,596	36,853,474	26,322,005

Notes to the financial statements
for the year ended 31 March 2008

1.	GENERAL INFORMATION
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

The financial statements on pages 2 to 38 have been prepared in accordance with Hong Kong Financial Reporting Standards ("HKFRSs") which collective term includes all applicable individual Hong Kong Financial Reporting Standards, Hong Kong Accounting Standards and Interpretations issued by the Hong Kong Institute of Certified Public Accountants ("HKICPA") and the requirements of the Hong Kong Companies Ordinance.  The years presented are in accordance with the requirements of U.S. Securities and Exchange Commission.

The financial statements for the year ended 31 March 2008 were approved for issue by the board of directors on 25 June 2008.

2.	ADOPTION OF NEW AND AMENDED HKFRSs
2.1	Impact of new and revised HKFRSs which are effective during the year
In the current year, the group has applied, for the first time, the following new standards, amendment and interpretations issued by the HKICPA, which are relevant to and effective for the group's financial statements beginning on 1 April 2007.

HKAS 1 (Amendment)	Presentation of Financial Statements - Capital Disclosures
HKFRS 7	Financial Instruments : Disclosures
HK(IFRIC) - Int 8	Scope of HKFRS 2
HK(IFRIC) - Int 9	Reassessment of Embedded Derivatives
HK(IFRIC) - Int 10	Interim Financial Reporting and Impairment
HK(IFRIC) - Int 11	HKFRS 2: Group and Treasury Share Transactions

2.	ADOPTION OF NEW AND AMENDED HKFRSs (Continued)
2.1	Impact of new and revised HKFRSs which are effective during the year (Continued)
The adoption of these HKFRSs had no material effect on how the results and financial position for the current or prior periods have been prepared and presented but HKAS 1 (Amendment) and HKFRS 7 resulted in expanded disclosures on the group's capital management policies and, significance of financial instruments and the nature and extent of risk arising from financial instruments used.  Accordingly, no prior period adjustment is required.

HKAS 1 (Amendment) - Capital Disclosures
In accordance with the HKAS 1 (Amendment) – Capital Disclosures, the group now reports on its capital management objectives, policies and procedures in each annual financial report.  The new disclosures that become necessary due to this change in HKAS 1 are detailed in note 36.

HKFRS 7 - Financial Instruments : Disclosures
HKFRS 7 - Financial Instruments: Disclosures is mandatory for reporting periods beginning on 1 January 2007 or later.  The new standard replaces and amends the disclosure requirements previously set out in HKAS 32 Financial Instruments: Presentation and Disclosures and has been adopted by the group in its consolidated financial statements for the year ended 31 March 2008.  All disclosures relating to financial instruments including the comparative information have been updated to reflect the new requirements.  In particular, the group's financial statements now feature:

-	a sensitivity analysis explaining the group's market risk exposure in regard to its financial instruments, and

-	a maturity analysis that shows the remaining contractual maturities of financial liabilities,

each as at the balance sheet date.  The first-time application of HKFRS 7, however, has not resulted in any prior-period adjustments on cash flows, net income or balance sheet line items.

2.2	Impact of new and revised HKFRSs which are issued but not yet effective
The group has not early adopted the following standards or interpretations that have been issued but are not yet effective.

HKAS 1 (Revised)	Presentation of Financial Statements [1]
HKAS 23 (Revised)	Borrowing Costs [1]
HKAS 27 (Revised)	Consolidated and Separate Financial Statements [4]
HKFRS 2 (Amendment)	Share-based Payment – Vesting Conditions and Cancellations[1]
HKFRS 3 (Revised)	Business Combinations [4]
HKFRS 8	Operating Segments [1]
HK(IFRIC) – Int 12	Service Concession Arrangements [2]
HK(IFRIC) – Int 13	Customer Loyalty Programmes [3]
HK(IFRIC) – Int 14	HKAS 19 – The Limit on a Defined Benefit Asset, Minimum Funding Requirements and their Interaction [2]

2.	ADOPTION OF NEW AND AMENDED HKFRSs (Continued)
2.2	Impact of new and revised HKFRSs which are issued but not yet effective (Continued)
Note

[1]	Effective for annual periods beginning on or after 1 January 2009
[2]	Effective for annual periods beginning on or after 1 January 2008
[3]	Effective for annual periods beginning on or after 1 July 2008
[4]	Effective for annual periods beginning on or after 1 July 2009

Among these new standards and interpretations, HKAS 1 (Revised) is expected to be relevant to the group's financial statements.

Amendment to HKAS 1 Presentation of Financial Statements
This amendment affects the presentation of owner changes in equity and introduces a statement of comprehensive income.  Preparers will have the option of presenting items of income and expenses and components of other comprehensive income either in a single statement of comprehensive income with subtotals, or in two separate statements (a separate income statement followed by a statement of other comprehensive income).  This amendment does not affect the financial position or results of the group but will give rise to additional disclosures.  Management is currently assessing the detailed impact of this amendment on the group's financial statements.

The directors of the company are currently assessing the impact of the other new and revised HKFRSs but are not yet in a position to state whether they would have material financial impact on the group's financial statements.

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

3.2	Basis of consolidation
The consolidated financial statements incorporate the financial statements of the company and its subsidiaries made up to 31 March each year.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.3	Subsidiaries
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
Depreciation is provided to write off the cost of property, plant and equipment over their estimated useful lives, using the straight line method, at the following rates per annum :

Buildings	5% or where shorter over 16 - 19 years
Leasehold improvements	20%
Plant and machinery	20%
Furniture and fixtures	20%
Motor vehicles	20%
Computer equipment and software	50%

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.6	Financial assets
The group's accounting policies for financial assets other than investments in subsidiaries and associates are set out below.

Classification of financial assets
Financial assets other than hedging instruments are classified into the following categories: (i) loans and receivables, and (ii) available-for-sale financial assets.

(i)	Loans and receivables
Loans and receivables are non-derivative financial assets with fixed or determinable payments that are not quoted in an active market.  Loans and receivables are subsequently measured at amortised cost using the effective interest method, less any impairment losses.  Amortised cost is calculated taking into account any discount or premium on acquisition and includes fee that are an integral part of the effective interest rate and transaction cost. Gains and losses are recognised in the income statement when the loans and receivables are derecognised or impaired, as well as through the amortisation process.

(ii)	Available-for-sale financial assets
Available-for-sale financial assets include non-derivative financial assets that are either designated to this category or do not qualify for inclusion in any of the other categories of financial assets.  All financial assets within this category are subsequently measured at fair value.  Gain or loss arising from a change in the fair value is recognised directly in equity, except for impairment losses and foreign exchange gains and losses, until the financial asset is derecognised, at which time the cumulative gain or loss previously recognised in equity would be recognised in income statement.  Upon disposal, the cumulative gain or loss previously recognised in equity is transferred to the income statement.

Management determines the classification of its financial assets at initial recognition depending on the purpose for which the financial assets were acquired and where allowed and appropriate, re-evaluates this designation at every reporting date.

Recognition and derecognition of financial assets
All financial assets are recognised when, any only when, the group becomes a party to the contractual provisions of the instrument. Regular way purchases of financial assets are recognised on trade date.  When financial assets are recognised initially, they are measured at fair value, plus, in the case of investments not at fair value through profit or loss, directly attributable transaction costs.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.6	Financial assets (Continued)
Recognition and derecognition of financial assets (Continued)
Derecognition of financial assets occurs when the rights to receive cash flows from the financial assets expire or are transferred and substantially all of the risks and rewards of ownership have been transferred.  At each balance sheet date, financial assets are reviewed to assess whether there is objective evidence of impairment.  If any such evidence exists, impairment loss is determined and recognised based on the classification of the financial asset.

Impairment of financial assets
At each balance sheet date, financial assets other than at fair value through profit or loss are reviewed to determine whether there is any objective evidence of impairment.  If any such evidence exists, the impairment loss is measured and recognised as follows:

(i)	Loans and receivables
A provision for impairment on loans and receivables carried at amortised cost is established when there is objective evidence that the group will not be able to collect all amounts due according to the original terms of the loans and receivables. Significant financial difficulties of the debtor, probability that the debtor will enter bankruptcy or financial reorganisation, and default or delinquency in payments are considered indicators that the loans and receivables are impaired.  If there is objective evidence that an impairment loss on loans and receivables carried at amortised cost has been incurred, the amount of the loss is measured as the difference between the asset's carrying amount and the present value of estimated future cash flows (excluding future credit losses that have not been incurred) discounted at the financial asset's original effective interest rate (i.e. the effective interest rate computed at initial recognition).  The carrying amount of the loans and receivables is reduced through the use of an allowance account, and the amount of the loss is recognised in the income statement of the period in which the impairment occurs.

If, in subsequent period, the amount of the impairment loss decreases and the decrease can be related objectively to an event occurring after the impairment was recognised, the previously recognised impairment loss is reversed to the extent that it does not result in a carrying amount of the financial asset exceeding what the amortised cost would have been had the impairment not been recognised at the date the impairment is reversed.  The amount of the reversal is recognised in income statement of the period in which the reversal occurs.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.6	Financial assets (Continued)
(ii) Available-for-sale financial assets
When a decline in the fair value of an available-for-sale financial asset has been recognised directly in equity and there is objective evidence that the asset is impaired, an amount is removed from equity and recognised in the income statement as impairment loss.  That amount is measured as the difference between the asset's acquisition cost (net of any principal repayment and amortisation) and current fair value, less any impairment loss on that asset previously recognised in the income statement.

Reversals in respect of investment in equity instruments classified as available-for-sale are not recognised in the income statement.  The subsequent increase in fair value is recognised directly in equity.  Impairment losses in respect of debt securities are reversed if the subsequent increase in fair value can be objectively related to an event occurring after the impairment loss were recognised.  Reversal of impairment losses in such circumstances are recognised in the income statement.

3.7	Cash and cash equivalents
Cash and cash equivalents include cash at bank and in hand, demand deposits with bank or financial institutions and short-terms highly liquid investments that are readily convertible into known amounts of cash and which are subject to an insignificant risk of change in value, having been within three months of maturity at acquisition.

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

For the purposes of assessing impairment, where an asset does not generate cash inflows largely independent from those from other assets, the recoverable amount is determined for the smallest group of assets that generate cash inflow independently (i.e. cash-generating units). As a result, some assets are tested individually for impairment and some are tested at the cash-generating unit level.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.8	Impairment of assets (Continued)
Impairment losses is charged pro rata to the assets in the cash generating unit, except that the carrying value of an asset will not be reduced below its individual fair value less cost to sell, or value in use, if determinable.

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

A financial liability is derecognised when the obligation under the liability is discharged or cancelled or expires.

Where an existing financial liability is replaced by another from the same lender on substantially different terms, or the terms of an existing liability are substantially modified, such an exchange or modification is treated as a derecognition of the original liability and the recognition of a new liability, and the difference in the respective carrying amount is recognised in the income statement.

Finance lease liabilities
Finance lease liabilities are measured at initial value less the capital element of lease repayments (see note 3.14).

Borrowings
Borrowings are recognised initially at fair value, net of transaction costs incurred. Borrowings are subsequently stated at amortised cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognised in the income statement over the period of the borrowings using the effective interest method.  Borrowings are classified as current liabilities unless the group has an unconditional right to defer settlement of the liability for at least twelve months after the balance sheet date.

Trade and other payables
Trade and other payables are recognised initially at their fair value and subsequently measured at amortised cost, using the effective interest method.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.10	Employee benefits
Retirement benefits costs
The company operates a defined contribution Mandatory Provident Fund retirement benefits scheme (the "MPF Scheme") under the Mandatory Provident Fund Schemes Ordinance, for all of its employees in Hong Kong.  The MPF Scheme became effective on 1 December 2000.  Contributions are made based on a percentage of the employees' basic salaries, limited to a maximum of HK$1,000 per month, and are charged to the income statement as they become payable in accordance with the rules of the MPF Scheme.  The assets of the MPF Scheme are held separately from those of the company in an independently administered fund.  The company's employer contributions vest fully with the employees when contributed into the MPF Scheme.  The employees of the group's subsidiary which operates in Mainland China are required to participate in a central pension scheme operated by the local municipal government. The subsidiary is required to contribute certain percentage of its payroll costs to the central pension scheme. The contributions are charged to the income statement as they become payable in accordance with the rules of the central pension scheme.

Short-term employee benefits
Employee entitlements to annual leave are recognised when they accrue to employees.  A provision is made for the estimated liability for annual leave as a result of services rendered by employees up to the balance sheet date.  Non-accumulating compensated absences such as sick leave and maternity leave are not recognised until the time of leave.

3.11	Share capital
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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.12	Foreign currency translation (Continued)
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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.13	Accounting for income taxes (Continued)
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
An arrangement, comprising a transaction or a series of transactions, is or contains a lease if the group determines that the arrangement conveys a right to use a specific asset or assets for an agreed period of time in return for a payment or a series of payments.  Such a determination is made based on an evaluation of the substance of the arrangement and is regardless of whether the arrangement takes the legal form of a lease.

(i)	Classification of assets leased to the group
Assets that are held by the group under leases which transfer to the group substantially all the risks and rewards of ownership are classified as being held under finance leases.  Leases which do not transfer substantially all the risks and rewards of ownership to the group are classified as operating leases.

(ii)	Assets acquired under finance leases
Where the group acquires the use of assets under finance leases, the amounts representing the fair value of the leased assets, or, if lower, the present value of the minimum lease payments, of such assets are included in property, plant and equipment and the corresponding liabilities, net of finance charges, are recorded as obligation under finance leases.

Subsequent accounting for assets held under finance lease agreements corresponds to those applied to comparable acquired assets.  The corresponding finance lease liability is reduced by lease payments less finance charges.

Finance charges implicit in the lease payments are charged to income statement over the period of the leases so as to produce an approximately constant periodic rate of charge on the remaining balance of the obligations for each accounting period.

(iii)	Operating lease charges as the lessee
Where the group has the use of assets held under operating leases, payments made under the leases are charged to the income statement on a straight-line basis over the lease terms except where an alternative basis is more representative of the pattern of benefits to be derived from the leased assets.

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

Rental income from properties letting under operating leases is recognised on a straight line basis over the lease terms.

Interest income is recognised on a time proportion basis using the effective interest rate method.

3.16	Related parties
Parties are considered to be related to the group if :

(i)	directly, or indirectly through one or more intermediaries, the party :

-	controls, is controlled by, or is under common control with, the group;

-	has an interest in the group that gives it significant influence over the group;

-	has joint control over the group;

(ii)	the party is a jointly-controlled entity;

(iii)	the party is an associate;

(iv)	the party is a member of the key management personnel of the group or its parent;

(v)	the party is a close member of the family of any individual referred to in (i) or (iv);

(vi)
the party is an entity that is controlled, jointly-controlled or significantly influenced by or for which significant voting power in such entity resides with, directly or indirectly, any individual referred to in (iv) or (v); or

(vii)	the party is a post-employment benefit plan for the benefit of employees of the group, or of any entity that is a related party of the group.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.17	Provisions and contingent liabilities
Provisions are recognised when the group has a present obligation (legal or constructive) as a result of a past event, and it is probable that an outflow of economic benefits will be required to settle the obligation and a reliable estimate can be made.  Where the time value of money is material, provisions are stated at the present value of the expenditure expected to settle the obligation. All provisions are reviewed at each balance sheet date and adjusted to reflect the current best estimate.

Where it is not probable that an outflow of economic benefits will be required, or the amount cannot be estimated reliably, the obligation is disclosed as a contingent liability, unless the probability of outflow of economic benefits is remote.  Possible obligations, whose existence will only be confirmed by the occurrence or non-occurrence of one or more uncertain future events not wholly within the control of the group are also disclosed as contingent liabilities unless the probability of outflow of economic benefits is remote.

Contingent liabilities are recognised in the course of the allocation of purchase price to the assets and liabilities acquired in a business combination. They are initially measured at fair value at the date of acquisition unless the fair value cannot be measured reliably, and subsequently measured at the higher of the amount that would be recognised in a comparable provision as described above and the amount initially recognised less any accumulated amortisation, if appropriate.

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

5.	TURNOVER
Revenue, which is also the group's turnover, represents total invoiced value of goods supplied, less discounts and returns.

6.	OTHER INCOME

	2008	2007	2006
	HK$	HK$	HK$

Gain on disposal of property, plant and equipment	94	347,500	150
Interest income	2,384,538	2,289,039	1,761,425
Rental income, less outgoings	268,800	268,800	268,800
Sundry income	2,697,363	1,787,853	768,306
	5,350,795	4,693,192	2,798,681

7.	FINANCE COSTS

	2008	2007	2006
	HK$	HK$	HK$

Interest charges on :
- Discounted bills	210,016	405,953	265,063

8.	PROFIT BEFORE INCOME TAX

	2008	2007	2006
	HK$	HK$	HK$

Profit before income tax is arrived at after charging :
Amortisation of advanced lease payments	427,392	424,328	415,454
Auditors' remuneration	285,000	270,000	187,020
Cost of inventories recognised as expenses	176,141,949	213,147,126	125,843,197
Depreciation of property, plant and equipment	10,166,942	5,752,971	4,414,388
Exchange (gain)/loss, net	(203,865)	1,141,163	598,754
Loss on disposal of available for sale financial assets	34,344	87,565	9,178
Operating lease charges in respect of land and buildings	1,861,592	1,343,100	1,334,433
Retirement benefits scheme contributions	277,902	255,399	226,818
Staff costs (excluding retirement benefits scheme contributions)	23,882,056	23,430,733	14,213,294

9.	INCOME TAX EXPENSE

	2008	2007	2006
	HK$	HK$	HK$

The tax charge comprises :
Hong Kong profits tax
- current year	3,908,368	6,480,183	3,922,325
- under/(over)provision in prior years	16,512	1,549	(71,627)

PRC Foreign Enterprise Income Tax
- current year	459,206	1,100,442	-
- (over)/under provision in prior years	(10,000)	732,849	-
	4,374,086	8,315,023	3,850,698

Deferred tax (Note 26)
- current year	(200,835)	533,712	62,000
Total income tax expense	4,173,251	8,848,735	3,912,698

Hong Kong profits tax has been provided at the rate of 17.5% (2007 : 17.5% and 2006 : 17.5%) on the group's estimated assessable profits arising in Hong Kong for the year.

9.	INCOME TAX EXPENSE (Continued)
Reconciliation between tax expense and accounting profit at applicable tax rates :

	2008	2007	2006
	HK$	HK$	HK$

Profit before income tax	29,679,534	74,021,948	36,228,139

Notional tax on profit before income tax, calculated at the rates applicable to profits in the tax jurisdictions concerned	4,649,735	12,867,002	6,028,317
Tax effect of non-deductible expenses	324,620	440,037	1,105,380
Tax effect of non-taxable revenue	(4,110,784)	(6,390,922)	(4,248,502)
Tax effect on temporary differences not recognised	715,642	(160,409)	478,546
Tax effect on unrecognised tax losses	2,587,526	1,358,629	620,584
Underprovision in prior years	6,512	734,398	(71,627)
Actual tax expense	4,173,251	8,848,735	3,912,698

10.	PROFIT FOR THE YEAR
Of the consolidated profit attributable to shareholders of HK$25,506,283, HK$65,173,213 and HK$32,315,441 in 2008, 2007 and 2006 respectively, HK$39,423,630, HK$74,184,878 and HK$39,334,216 in 2008, 2007 and 2006 respectively have been dealt with in the financial statements of the company.

11.	DIVIDENDS

	2008	2007	2006
	HK$	HK$	HK$

Dividends attributable to the year :

First interim dividend of HK$2,524,985 (2007 : HK$1,165,043 and 2006 : HK$1,667,865) per share	5,049,970	2,330,086	3,335,730
Second interim dividend of HK$5,833,098 (2007 : HK$4,352,339 and 2006 : HK$2,336,824) per share	11,666,197	8,704,677	4,673,649
Third interim dividend of Nil (2007 : HK$4,421,894 and 2006 : HK$2,014,406) per share	-	8,843,788	4,028,813
Fourth interim dividend of Nil (2007 : HK$4,994,086 and 2006 : HK$2,562,586) per share	-	9,988,171	5,125,173
	16,716,167	29,866,722	17,163,365

12.	PROPERTY, PLANT AND EQUIPMENT
Group

	Buildings	Leasehold improvements	Construction in progress	Plant and machinery	Furniture and fixtures	Motor vehicles	Computer equipment and software	Total
	HK$	HK$	HK$	HK$	HK$	HK$	HK$	HK$
At 1 April 2006
Cost	36,754,228	10,822,209	-	33,801,485	4,976,520	5,016,736	1,896,641	93,267,819
Accumulated depreciation	(9,124,695)	(9,660,704)	-	(24,298,052)	(3,639,683)	(3,154,422)	(1,729,602)	(51,607,158)
Net book amount	27,629,533	1,161,505	-	9,503,433	1,336,837	1,862,314	167,039	41,660,661

Year ended 31 March 2007
Opening net book amount	27,629,533	1,161,505	-	9,503,433	1,336,837	1,862,314	167,039	41,660,661
Additions	18,091	714,741	3,447,558	12,564,831	245,753	782,951	233,057	18,006,982
Disposals	-	-	-	-	(660)	(15,555)	(150)	(16,365)
Depreciation	(2,171,707)	(763,209)	-	(1,472,889)	(392,155)	(761,851)	(191,160)	(5,752,971)
Exchange differences	953,978	-	-	240,544	35,102	40,931	1,322	1,271,877
Reclassifications	957,159	-	(2,837,672)	1,880,513	-	-	-	-
Closing net book amount	27,387,054	1,113,037	609,886	22,716,432	1,224,877	1,908,790	210,108	55,170,184

At 31 March 2007
Cost	38,684,246	10,630,874	609,886	48,310,888	5,204,128	5,589,456	2,130,013	111,159,491
Accumulated depreciation	(11,297,192)	(9,517,837)	-	(25,594,456)	(3,979,251)	(3,680,666)	(1,919,905)	(55,989,307)
Net book amount	27,387,054	1,113,037	609,886	22,716,432	1,224,877	1,908,790	210,108	55,170,184

Year ended 31 March 2008
Opening net book amount	27,387,054	1,113,037	609,886	22,716,432	1,224,877	1,908,790	210,108	55,170,184
Additions	-	-	6,780,946	3,958,891	73,740	790,251	111,646	11,715,474
Disposals	-	-	-	(34,300)	-	(2,106)	-	(36,406)
Depreciation	(2,256,840)	(463,581)	-	(5,907,397)	(443,656)	(904,600)	(190,868)	(10,166,942)
Exchange differences	1,878,883	-	345,123	679,609	79,145	100,412	2,459	3,085,631
Reclassifications	427,081	-	(628,941)	194,000	7,860	-	-	-
Closing net book amount	27,436,178	649,456	7,107,014	21,607,235	941,966	1,892,747	133,345	59,767,941

At 31 March 2008
Cost	40,995,158	10,630,874	7,107,014	53,262,896	5,407,450	6,609,833	2,249,796	126,263,021
Accumulated depreciation	(13,558,980)	(9,981,418)	-	(31,655,661)	(4,465,484)	(4,717,086)	(2,116,451)	(66,495,080)
Net book amount	27,436,178	649,456	7,107,014	21,607,235	941,966	1,892,747	133,345	59,767,941

12.	PROPERTY, PLANT AND EQUIPMENT (Continued)
Company

	Buildings	Leasehold Improvements	Plant and machinery	Furniture and fixtures	Motor vehicles	Computer equipment and software	Total
	HK$	HK$	HK$	HK$	HK$	HK$	HK$
At 1 April 2006
Cost	2,829,732	2,790,737	3,802,180	1,593,416	1,944,233	1,125,032	14,085,330
Accumulated depreciation	(2,089,234)	(2,351,495)	(472,750)	(1,361,576)	(1,788,607)	(997,251)	(9,060,913)
Net book amount	740,498	439,242	3,329,430	231,840	155,626	127,781	5,024,417

Year ended 31 March 2007
Opening net book amount	740,498	439,242	3,329,430	231,840	155,626	127,781	5,024,417
Additions	-	714,741	8,825,718	160,399	-	204,312	9,905,170
Disposals	-	-	-	(660)	-	(150)	(810)
Depreciation	(141,487)	(231,656)	(722,477)	(103,723)	(107,921)	(155,767)	(1,463,031)
Closing net book amount	599,011	922,327	11,432,671	287,856	47,705	176,176	13,465,746

At 31 March 2007
Cost	2,829,732	2,599,402	12,627,898	1,689,183	1,944,233	1,324,164	23,014,612
Accumulated depreciation	(2,230,721)	(1,677,075)	(1,195,227)	(1,401,327)	(1,896,528)	(1,147,988)	(9,548,866)
Net book amount	599,011	922,327	11,432,671	287,856	47,705	176,176	13,465,746

Year ended 31 March 2008
Opening net book amount	599,011	922,327	11,432,671	287,856	47,705	176,176	13,465,746
Additions	-	-	421,454	-	-	80,551	502,005
Disposals	-	-	(34,300)	-	-	-	(34,300)
Depreciation	(141,487)	(276,861)	(3,036,258)	(107,531)	(47,705)	(154,100)	(3,763,942)
Closing net book amount	457,524	645,466	8,783,567	180,325	-	102,627	10,169,509

At 31 March 2008
Cost	2,829,732	2,599,402	13,015,052	1,689,183	1,944,233	1,399,675	23,477,277
Accumulated depreciation	(2,372,208)	(1,953,936)	(4,231,485)	(1,508,858)	(1,944,233)	(1,297,048)	(13,307,768)
Net book amount	457,524	645,466	8,783,567	180,325	-	102,627	10,169,509

13.	ADVANCED LEASE PAYMENTS

	Group		Company
	2008	2007	2008	2007
	HK$	HK$	HK$	HK$

Land use rights	13,354,491	8,644,540	-	-
Advanced lease payments, net	668,775	930,239	668,775	930,239
	14,023,266	9,574,779	668,775	930,239

14.	AVAILABLE-FOR-SALE FINANCIAL ASSETS

	Group		Company
	2008	2007	2008	2007
	HK$	HK$	HK$	HK$

Available-for-sale financial assets :
Listed outside Hong Kong, at market value	23,535,756	26,823,106	23,535,756	26,823,106
Less: Portion included in current assets	(15,633,540)	-	(15,633,540)	-
Portion included in non-current assets	7,902,216	26,823,106	7,902,216	26,823,106

15.	INTERESTS IN SUBSIDIARIES
Company

	2008	2007
	HK$	HK$

Unlisted shares, at cost	95,190,975	78,007,160
Less : Impairment	(200,000)	(200,000)
	94,990,975	77,807,160

Amount due to a subsidiary	(8)	(8)
	94,990,967	77,807,152

At 31 March 2008 and 31 March 2007, the amount due to a subsidiary is unsecured, interest-free and has no fixed terms of repayment and the amounts due from subsidiaries are repayable on demand and accordingly, are classified as current assets (note 18).

15.	INTERESTS IN SUBSIDIARIES (Continued)
Details of the subsidiaries as at 31 March 2008 are as follows :

Name	Place of incorporation/ establishment	Nominal value of issued capital/ registered capital	Percentage of issued capital held by the company directly	Principal activities

Fujian Taisun Electronics Technologies Co., Ltd.	The PRC	US$15,000,000	100%	Manufacture of consumer electronic products

Fujian Taisun Fire Safety Technologies Co., Ltd.	The PRC	US$5,000,000	100%	Manufacture of consumer electronic products (operations not commenced yet)

Sound Well (Hong Kong) Co. Limited	Hong Kong	HK$200,000	100%	Trading of consumer electronic products and investment holding

Kimbager International Limited	British Virgin Islands	US$1	100%	Trading of machinery and equipment

Kimbager Limited	Hong Kong	HK$10,000	100%	Dormant

16.	INVENTORIES

	Group		Company
	2008	2007	2008	2007
	HK$	HK$	HK$	HK$

Raw materials	18,488,454	20,187,005	18,488,454	20,187,005
Work in progress	3,074,264	4,651,337	3,074,264	4,651,337
Finished goods	6,791,779	5,602,741	6,791,779	5,602,741
	28,354,497	30,441,083	28,354,497	30,441,083

17.	TRADE AND OTHER RECEIVABLES

	Group
	2008	2007
	HK$	HK$

Accounts receivable	2,428,718	3,785,249
Bills receivable	971,312	2,853,162
Deposits, prepayments and other receivables	2,274,604	2,571,102
	5,674,634	9,209,513

17.	TRADE AND OTHER RECEIVABLES (Continued)
At each of the balance sheet date, the group’s trade receivables were individually determined to be impaired.  The group encountered difficulties in collection of certain trade receivables and appropriate provision for impairment has been made against these trade receivables.  The individually impaired receivables are recognised based on the credit history of the customers, such as financial difficulties or default in payments, and current market conditions.  Consequently, specific impairment provision was recognised.  The group does not hold any collateral over these balances.

Ageing analysis of trade receivables (including accounts receivables and bills receivables) that are past due but not impaired is as follows:

	Group
	2008	2007
	HK$	HK$

Neither past due nor impaired	1,861,234	3,309,462
0 – 30 days past due	1,538,796	3,328,949
	3,400,030	6,638,411

Trade receivables that were past due but not impaired relate to a number of independent customers that had a good track record with the group.

Based on past experience, the management believe that no impairment allowance is necessary in respect of these balances as there has not been a significant change in credit quality and the balances are still considered fully recoverable.  The group does not hold any collateral or other credit enhancements over these balances.

18.	AMOUNTS DUE FROM SUBSIDIARIES

	2008	2007
	HK$	HK$

Trade *	11,320,559	26,651,604
Non-trade **	12,501,170	13,472,976
	23,821,729	40,124,580
Less : Impairment	(975,147)	(975,147)
	22,846,582	39,149,433

*
The amount is unsecured and arises from trading activities of which the settlement period is in accordance with normal commercial terms.  Interest is charged on the overdue portion over HK$1,950,000 (equivalent to US$250,000) at 6% per annum.  The amount was repaid in February 2008.

**	The amount is unsecured, interest-free and repayable on demand.

19.	LOAN TO A SHAREHOLDER
The loan to a shareholder is unsecured, interest bearing at 6% per annum and is repayable on demand.

20.	CASH AND CASH EQUIVALENTS

	Group		Company
	2007	2006	2007	2006
	HK$	HK$	HK$	HK$

Bank and cash balances	35,944,286	36,853,474	16,869,461	11,643,897
Short-term deposits	14,743,310	-	14,743,310	-
	50,687,596	36,853,474	31,612,771	11,643,897

The effective interest rates of short-term bank deposits of the group ranged from 5.47% to 7.09% (2007: Nil). These deposits have maturity periods of 31 days (2007: Nil) on inception and are eligible for immediate cancellation without penalty but any interest for the last deposit period would be forfeited.

Deposits with banks earn interest at floating rates based on daily bank deposit rates.

At 31 March 2008, the group had cash and cash equivalents denominated in Reminbi ("RMB") amounting to approximately HK$12,107,794 (2007: HK$21,366,249), representing deposits placed with banks in Mainland China.

Renminbi is not freely convertible into foreign currencies.  Under the PRC's Foreign Exchange Control Regulations and Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, the group is permitted to exchange RMB for foreign currencies through banks which are authorised to conduct foreign exchange business.

The company did not have any deposits denominated in RMB deposited with banks in Mainland China as at 31 March 2008 (2007: Nil).

21.	AMOUNT DUE FROM/(TO) A RELATED COMPANY/ A SHAREHOLDER
The amount is unsecured, interest-free and repayable on demand.

22.	DIVIDEND PAYABLE
At a board meeting held on 7 February 2004, the directors declared a final dividend of  HK$5,850,000 per share, totalling HK$11,700,000, which was expected to be payable to the shareholders upon successful initial listing of the company's shares on the Main Board of The Stock Exchange of Hong Kong Limited ("the HKEX").

23.	AMOUNT DUE TO A DIRECTOR
During previous year, a director of the company paid RMB200,000 (equivalent to HK$200,000) on behalf of Fujian Taisun Fire Safety Technologies Co., Ltd., a wholly owned subsidiary of the company, for the purchase of the use rights for a parcel of land in the PRC.  The amount is unsecured, interest free, and repayable upon demand.

24.	LOANS FROM SHAREHOLDERS
The loans are unsecured, interest-free and repayable on demand by the respective shareholders with the consent of each other and upon successful initial listing of the company's shares on the Main Board of HKEX, whichever is earlier.

25.	COLLATERALISED BANK ADVANCES
This amount represents the recognition of the bills discounted with recourse at 31 March 2008.

26.	DEFERRED TAX
At 31 March 2008, the major deferred tax liabilities recognised in the balance sheets and the movements during the current and prior years :

Group and Company

Accelerated tax depreciation
HK$

Balance at 31 March 2006	255,000
Charge to income statement (Note 9)	533,712
Balance at 31 March 2007	788,712
Credit to income statement (Note 9)	(200,835)
Balance at 31 March 2008	587,877

	2008	2007
	HK$	HK$

Deferred tax liabilities recognised in the balance sheets of the group and company	587,877	788,712

At the balance sheet date, the major components of the deferred tax asset that has not been recognised is the temporary differences in respect of the tax loss and pre-operating expenses incurred by Fujian Taisun Electronics Technologies Co., Ltd. and Fujian Taisun Fire Safety Technologies Co., Ltd, the PRC subsidiaries of the company, of approximately HK$5,198,144 (2007 : HK$2,266,161) and HK$278,014 (2007 : HK$313,109), respectively, as it is not certain that future taxable profits will be available against which these deductible temporary difference may be utilised.

27.	SHARE CAPITAL

	2008	2007
	HK$	HK$

Authorised :
100 ordinary shares of HK$100 each	10,000	10,000

Issued and fully paid :
2 ordinary shares of HK$100 each	200	200

28.	RESERVES
Group

	2008	2007
	HK$	HK$

Exchange reserve	7,324,635	3,187,863
Fair value reserve	119,376	(458,173)
Retained profits	142,761,487	133,971,371
	150,205,498	136,701,061

Details of the movements in the above reserves during the year are set out in the consolidated statement of changes in equity on page 5.

Company

	Retained profits	Fair value reserve	Total
	HK$	HK$	HK$

Adjusted balance at 1 April 2005	89,905,500	(251,023)	89,654,477

Profit for the year	39,334,216	-	39,334,216
Change in fair value of available-for-sale financial assets	-	(499,606)	(499,606)
Dividends	(17,163,365)	-	(17,163,365)
Balance at 31 March 2006	112,076,351	(750,629)	111,325,722

Profit for the year	74,184,878	-	74,184,878
Change in fair value of available-for-sale financial assets	-	292,456	292,456
Dividends	(29,866,722)	-	(29,866,722)
Balance at 31 March 2007	156,394,507	(458,173)	155,936,334

Profit for the year	39,423,630	-	39,423,630
Change in fair value of available-for-sale financial assets	-	577,549	577,549
Dividends	(16,716,167)	-	(16,716,167)
Balance at 31 March 2008	179,101,970	119,376	179,221,346

29.	OPERATING LEASE ARRANGEMENTS
At 31 March 2008, the total future minimum rental receivable under non-cancellable operating leases in respect of land and buildings are as follows :

	Group and Company
	2008	2007
	HK$	HK$

Within one year	82,581	57,600
In the second to fifth years	61,935	-
	144,516	57,600

29.	OPERATING LEASE ARRANGEMENTS (Continued)
At 31 March 2008, the total future minimum lease payments under non-cancellable operating leases in respect of land and buildings are payable as follows :

	Group		Company
	2008	2007	2008	2007
	HK$	HK$	HK$	HK$

Within one year	1,160,600	399,314	966,000	140,000
In the second to fifth years	3,059,000	86,710	3,059,000	-
	4,219,600	486,024	4,025,000	140,000

The group and the company lease land and buildings under operating leases.  The leases run for an initial period of one to five years, with an option to renew the leases at the expiry dates.  None of the leases includes contingent rentals.

30.	CAPITAL COMMITMENTS

	Group		Company
	2008	2007	2008	2007
	HK$	HK$	HK$	HK$

Contracted but not provided for the purchase of property, plant and equipment	-	-	-	2,139,420
Contracted but not provided for the purchase of land use rights	-	5,834,300	-	-
Contracted but not provided for the construction of the factory premises in the PRC	5,575,352	1,374,942	-	-
Capital contributions payable to PRC wholly-owned subsidiaries	-	-	61,009,580	78,202,856
	5,575,352	7,209,242	61,009,580	80,342,276

31.	CONTINGENT LIABILITIES
The current and prior years' tax provisions have been prepared on the basis that the management fees and bonuses are deductible in the determination of the assessable profits of the company and the company is entitled to the offshore claims.  During the year ended 31 March 2006, the company received enquiries from the Hong Kong Inland Revenue Department regarding these deductions and offshore claims.  As at the date of approval of these financial statements, the outcome of the enquiries is uncertain.  In the opinion of the directors, no provision for additional taxes is required.  The total contingent tax exposures to the group and company in respect of the deductions and offshore claims are estimated to be approximately HK$4.4 million and HK$18.7 million, respectively.

Save as disclosed above, the group and company have no contingent liabilities at 31 March 2008.

32.	DIRECTORS' REMUNERATION
Remuneration of the directors of the company disclosed pursuant to section 161 of the Hong Kong Companies Ordinance is as follows :

	Group			Company
	2008	2007	2006	2008	2007	2006
	HK$	HK$	HK$	HK$	HK$	HK$

Fees	-	-	-	-	-	-
Other emoluments	-	-	-	-	-	-

33.	RELATED PARTY TRANSACTIONS
During the year, the following transactions were carried out with related parties :

	Group
	2008	2007	2006
	HK$	HK$	HK$

Transactions with a related company
Rental expense	1,581,655	1,080,000	840,000
Management fee expense	4,434,600	4,434,600	4,434,600
Management bonus expense	2,329,153	7,113,550	2,914,238
Purchase of motor vehicles	788,051	-	-

Transactions with a shareholder
Sales	152,324,873	148,477,931	95,570,482
Purchases	4,508,889	8,451,104	5,713,786
Sales commission expense	4,791,769	2,250,179	605,786
Interest income	103,997	195,000	234,000

34.	MAJOR NON-CASH TRANSACTION
During the year ended 31 March 2008, HK$2,524,985 (2007 : HK$5,517,381 and 2006 : HK$4,004,689) of the dividends for the year was settled through the current account with a shareholder.

During the year ended 31 March 2008, amount due to a related company of HK$3,830,555 was settled by the transfer of the available-for-sales financial assets at fair value.

35.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES
The group's major financial assets and liabilities include bank balances and cash, available-for-sale financial assets, trade receivables and payables, other payables and amounts due from/to related parties.  Details of these financial instruments are disclosed in respective notes.  The risks associated with these financial instruments and the policies on how to mitigate these risks are set out below.  The management manages and monitors these exposures to ensure appropriate measures are implemented on a timely and effective manner.

35.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)
Interest rate risk
The group is exposed to interest rate risk through the impact of interest rate changes on cash and cash equivalents. The interest rates of cash and cash equivalent of the group are disclosed in note 20. The group currently does not have an interest rate hedging policy. However, the directors monitor interest rate change exposure and will consider hedging significant interest rate exchange exposure should the need arises.

Interest rate sensitivity

At 31 March 2008, the group was exposed to changes in market interest rates through cash and cash equivalent, which are subject to variable interest rates. The following table illustrates the sensitivity of the profit after tax for the year and retained earnings to a change in interest rates of +1% and -1% (2007: +1% and -1%), with effect from the beginning of the year.  The calculations are based on the group's and the company's bank balance held at each balance sheet date. All other variables are held constant.

	Group			Company
	2008	2007	2006	2008	2007	2006
	HK$	HK$	HK$	HK$	HK$	HK$

Fees	-	-	-	-	-	-
Other emoluments	-	-	-	-	-	-

Price risk
The group is exposed to equity price risk through its investment in listed securities which are classified as available-for-sale financial assets.  The management manages this exposure by maintaining a portfolio of investments with different risk and return profiles and will consider hedging the risk exposure should the need arise. The group is not exposed to commodity price risk.

At 31 March 2008, if securities prices had increased/decreased by 1% and all other variables were held constant, fair value reserve would increase/decrease by approximately HK$235,358 (2007: fair value reserve would decrease/increase by approximately HK$268,231).  This is mainly due to the changes in available-for-sale financial assets.  This sensitivity analysis has been determined assuming that the price change had occurred at the balance sheet date and had been applied to the group's investment on that date.

Foreign currency risk
The group mainly operates in the Asia Pacific Region and is exposed to foreign exchange risk arising from various currency exposures, primarily with respect to the US dollar and RMB.  The HK dollar is pegged to the US dollar at an exchange rate of approximately 7.8, the foreign exchange exposure between US dollar and HK dollar is therefore minimal.  The group's exposure to RMB is minimal as majority of the subsidiaries of the group operates in the PRC with most of the transactions denominated and settled in Renminbi. The group currently does not have a hedging policy on foreign currency risk but the management would consider hedging significant foreign currency exposure should the need arises.

35.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)
Credit risks
Credit risk arises from the possibility that the counterparty to a transaction is unwilling or unable to fulfill its obligation with the results that the group thereby suffers financial loss. The carrying amounts of trade and other receivables and cash and cash equivalents included in the consolidated balance sheet represent the group's maximum exposure to credit risk in relation to financial assets. No other financial assets carry a significant exposure to credit risk. The group monitors the trade and other receivables on an ongoing basis and only trades with creditworthy third parties.  In addition, all the group's cash and cash equivalents are deposited with major banks located in Hong Kong and the PRC. Accordingly, the group has no significant concentrations of credit risk.

Fair values
The fair values of the group's current financial assets and liabilities are not materially different from their carrying amounts because of the immediate or short term maturity of these financial instruments.

Liquidity risks
As at 31 March 2008, the group had net current assets of HK$69,152,852 and net assets of HK$150,205,698.  The management considered the liquidity risk to be minimal.

The group exercised liquidity risk management policy by maintaining sufficient cash and cash equivalents level deemed adequate to finance the group's operations, investment opportunities and expected expansion.

Individual operating entities within the group are responsible for their own cash management, including the short term investment of cash surpluses and the raising of loans to cover expected cash demands, subject to approval by the parent company's board when the borrowings exceed certain predetermined levels of authority.  The group's policy is to regularly monitor its liquidity requirements and its compliance with lending covenants, to ensure that it maintains sufficient reserves of cash and readily realisable marketable securities and adequate committed lines of funding from major financial institutions to meet its liquidity requirements in the short and longer term.

The following table details the remaining contractual maturities at the balance sheet dates of the group's and the company's non-derivative financial liabilities, which are based on contractual undiscounted cash flows (including interest payment computed using contractual rate or, if floating, based on rates current at the balance sheet date) and the earliest date the group and the company can be required to pay :

35.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)
Liquidity risks (Continued)
Group

	Carrying amount	Total contractual undiscounted cash flow	On demand or within 1 year	More than 1 year but less than 2 years	More than 2 years but less than 5 years
	HK$	HK$	HK$	HK$	HK$
At 31 March 2008
Trade and other payables	21,499,786	21,499,786	21,499,786	-	-
Obligations under finance lease	73,700	73,700	21,000	21,000	31,700
Amount due to a related company	2,329,153	2,329,153	2,329,153	-	-
Dividend payable	11,700,000	11,700,000	11,700,000	-	-
Loans from shareholders	2,868,954	2,868,954	2,868,954	-	-
Collateralised bank advances	971,312	971,312	971,312	-	-
	39,442,905	39,442,905	39,390,205	21,000	31,700

	Carrying amount	Total contractual undiscounted cash flow	On demand or within 1 year	More than 1 year but less than 2 years	More than 2 years but less than 5 years
	HK$	HK$	HK$	HK$	HK$
At 31 March 2007
Trade and other payables	22,686,174	22,686,174	22,686,174	-	-
Obligations under finance lease	94,700	94,700	21,000	21,000	52,700
Amount due to a related company	7,113,550	7,113,550	7,113,550	-	-
Dividend payable	11,700,000	11,700,000	11,700,000	-	-
Amount due to a director	200,000	200,000	200,000	-	-
Loans from shareholders	2,868,954	2,868,954	2,868,954	-	-
Collateralised bank advances	2,853,162	2,853,162	2,853,162	-	-
	47,516,540	47,516,540	47,442,840	21,000	52,700

35.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)
Liquidity risks (Continued)
Company

	Carrying amount	Total Contractual undiscounted cash flow	On demand or within 1 year	More than 1 year but less than 2 years	More than 2 years but less than 5 years
	HK$	HK$	HK$	HK$	HK$
At 31 March 2008
Trade and other payables	17,513,855	17,513,855	17,513,855	-	-
Obligations under finance lease	73,700	73,700	21,000	21,000	31,700
Amount due to a related company	2,329,153	2,329,153	2,329,153	-	-
Dividend payable	11,700,000	11,700,000	11,700,000	-	-
Loans from shareholders	2,868,954	2,868,954	2,868,954	-	-
	34,485,662	34,485,662	34,432,962	21,000	31,700

At 31 March 2007
Trade and other payables	19,896,808	19,896,808	19,896,808	-	-
Obligations under finance lease	94,700	94,700	21,000	21,000	52,700
Amount due to a related company	7,113,550	7,113,550	7,113,550	-	-
Dividend payable	11,700,000	11,700,000	11,700,000	-	-
Loans from shareholders	2,868,954	2,868,954	2,868,954	-	-
	41,674,012	41,674,012	41,600,312	21,000	52,700

Summary of financial assets and liabilities by category
The carrying amounts of the group's and the company's financial assets and liabilities as recognised at balance sheet dates may be categorised as follows.  See notes 3.6 and 3.9 for explanations about how the category of financial instruments affects their subsequent measurement.

	Group		Company
	2008	2007	2008	2007
	HK$	HK$	HK$	HK$
Financial assets
Available-for-sale financial assets	23,535,756	26,823,106	23,535,756	26,823,106
Loans and receivables:
Trade and other receivables	3,400,030	6,638,411	-	-
Amount due from shareholder	9,392,116	20,344,847	-	-
Loan to a shareholder	-	1,950,000	-	-
Amount due from subsidiaries	-	-	22,846,582	39,149,433
Cash and cash equivalents	50,687,596	36,853,474	31,612,771	11,643,897
	87,015,498	92,609,838	77,995,109	77,616,436

Financial liabilities
Financial liabilities measured at amortised cost:
Trade and other payables	21,499,786	22,686,174	17,513,855	19,896,808
Obligations under finance lease	73,700	94,700	73,700	94,700
Amount due to a related company	2,329,153	7,113,550	2,329,153	7,113,550
Dividend payable	11,700,000	11,700,000	11,700,000	11,700,000
Amount due to a director	-	200,000	-	-
Loans from shareholders	2,868,954	2,868,954	2,868,954	2,868,954
Collateralised bank advances	971,312	2,853,162	-	-
	39,442,905	47,516,540	34,485,662	41,674,012

36.	CAPITAL MANAGEMENT POLICIES AND PROCEDURES
The group's objectives when managing capital are:

(a)	To safeguard the group's ability to continue as a going concern, so that it continues to provide returns and benefits for its stakeholders;

(b)	To support the group's stability and growth; and

(c)	To provide capital for the purpose of strengthening the group's risk management capability.

The group actively and regularly reviews and manages its capital structure to ensure optimal capital structure and shareholder returns, taking into consideration the future capital requirements of the group and capital efficiency, prevailing and projected profitability, projected operating cash flows, projected capital expenditures and projected strategic investment opportunities.  To maintain or adjust the capital structure, the group may adjust the dividend payables to shareholders, issue new shares or raise and repay debts. The group's capital management objectives, policies or processes were unchanged during the year ended 31 March 2008 and 31 March 2007.  Management regards total equity of HK$ 150,205,698 (2007: HK$136,701,261) as capital, for capital management purpose.