Form 10-K
period 2009-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2009-06-23
CIK 102109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31,  2009 or
☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________.

Commission file number: 001-31747

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	52-0898545
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

11407 Cronhill Drive, Suite A, Owings Mills, Maryland	21117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(410) 363-3000

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐   No ☒

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
Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the New York Stock Exchange (NYSE AMEX) on September 30, 2008, was $12,419,335.

The number of shares of common stock outstanding as of June 10, 2009 was 2,387,087.

documents incorporated by reference

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders (to be filed).

UNIVERSAL SECURITY INSTRUMENTS, INC.
2009 ANNUAL REPORT ON FORM 10-K

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

In 1989 we formed a limited liability company under the laws of Hong Kong, as a joint venture with a Hong Kong-based partner to manufacture various products in the Peoples Republic of China (the “Hong Kong Joint Venture”).   We currently own a 50% interest in the Hong Kong Joint Venture and are a significant customer of the Hong Kong Joint Venture (63.2% and 68.9% of its sales during fiscal 2009 and 2008 respectively), with the balance of its sales made to unrelated customers worldwide.

We import all of our products from various foreign suppliers.  For the fiscal year ended March 31, 2009, approximately 97.3% of our purchases were imported from the Hong Kong Joint Venture.

Our sales for the year ended March 31, 2009 were $26,097,596 compared to $33,871,362 for the year ended March 31, 2008, a decrease of approximately 23.0%.  We reported income from continuing operations of $1,442,336 in fiscal 2009 compared to income from continuing operations of $2,824,749 in fiscal 2008, a decrease of 48.9%.

The Company was incorporated in Maryland in 1969.  Our principal executive office is located at 11407 Cronhill Drive, Suite A, Owings Mills, Maryland 21117, and our telephone number is 410-363-3000.  Information about us may be obtained from our website www.universalsecurity.com. Copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, are available free of charge on our website as soon as they are filed with the Securities and Exchange Commission (SEC) through a link to the SEC’s EDGAR reporting system.  Simply select the “Investor Relations” menu item, then click on the “SEC Filings” link.  The SEC’s EDGAR reporting system can also be accessed directly at www.sec.gov.

Safety Products

We market a line of residential smoke alarms under the trade names “USI Electric” and “UNIVERSAL” both of which are manufactured by the Hong Kong Joint Venture.

Our line of smoke alarms consists of battery, electrical and electrical with battery backup alarms. Our products contain different types of batteries with different battery lives, and some with alarm silencers. The smoke alarms marketed to the electrical distribution trade also include hearing impaired and heat alarms with a variety of additional features.  We also market outdoor floodlights under the name “Lite Aide(TM),” carbon monoxide alarms, door chimes and ventilation products.

We have been evaluating and researching new smoke and carbon monoxide detection technologies in an effort to improve reliability and response time of smoke and carbon monoxide alarms. This effort has resulted in the development of a new smoke alarm sensing technology and many new product features, and we have applied for patents on certain of these technologies and features.  We have also assisted in the development of a new carbon monoxide sensor which will be capable of detecting several types of gases.  We have initiated the process of obtaining independent certification of a full product line of our next generation of residential smoke and carbon monoxide alarms.  We plan on completing the certification process and expect to begin shipping the next generation of products to our customers during the fiscal year ending March 31, 2010.  We expect to incur additional engineering, design, and certification costs of between $500,000 and $900,000 during the fiscal year ended March 31, 2010.

Our wholly-owned subsidiary, USI Electric. Inc., focuses its sales and marketing efforts to maximize safety product sales, especially smoke alarms and carbon monoxide alarms manufactured by our Hong Kong Joint Venture.  USI Electric, Inc. concentrates on marketing to the electrical distribution and retail trade.

Import Matters

We import all of our products.  As an importer, we are subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions, and currency fluctuations.  We have attempted to protect ourselves from fluctuations in currency exchange rates to the extent possible by negotiating commitments in U.S. dollars.

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

The Company’s retail sales are made directly by our employees and by approximately 17 independent sales organizations which are compensated by commissions.  Our agreements with these sales organizations are generally cancelable by either party upon 30 days notice.  We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business.  Sales made directly by us are effected by our officers and full-time employees, seven of whom are also engaged in sales, management and training.  Sales outside the United States are made by our officers and through exporters, and amounted to less than 7.0% of total sales in the fiscal years ended March 31, 2009 and 2008.

During fiscal 2007, we began selling home safety products to The Home Depot, Inc., a major national home improvement retailer.  Total sales to Home Depot for fiscal 2009 and 2008 represented approximately 46.6% and 40.2% of our revenues, respectively.

Our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies).  USI Electric has established a national distribution system with 11 regional stocking warehouses throughout the United States which generally enables customers to receive their orders the next day without paying for overnight freight charges.  USI Electric engages sales personnel from the electrical distribution trade and has engaged 27 independent sales organizations which represent approximately 230 sales representatives, some of which have warehouses where USI Electric products are maintained by our sales representatives for sale.

We also market our products through our own sales catalogs and brochures, which are mailed directly to trade customers, and our website.  Our customers, in turn, may advertise our products in their own catalogs and brochures and in their ads in newspapers and other media.  We also exhibit and sell our products at various trade shows, including the annual National Hardware Show.

Our backlog of orders believed to be firm as of March 31, 2009 was approximately $458,590.  Our backlog as of March 31, 2008 was approximately $1,863,901. This decrease in backlog is primarily due to lower overall sales of our safety products.

Hong Kong Joint Venture

We have a 50% interest in the Hong Kong Joint Venture which has manufacturing facilities in the People’s Republic of China, for the manufacturing of certain of our electronic and electrical products.

We believe that the Hong Kong Joint Venture arrangement will ensure a continuing source of supply for a majority of our safety products at competitive prices.  During fiscal year 2009, 97.3% of our total inventory purchases were made from the Hong Kong Joint Venture.  The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms.  Changes in economic and political conditions in China or any other adversity to the Hong Kong Joint Venture will unfavorably affect the value of our investment in the Hong Kong Joint Venture and would have a material adverse effect on the Company’s ability to purchase products for distribution.

Our purchases from the Hong Kong Joint Venture represented approximately 63.2% of the Hong Kong Joint Venture’s total sales during fiscal 2009 and 68.9% of total sales during fiscal 2008, with the balance of the Hong Kong Joint Venture’s sales being primarily made in Europe and Australia, to unrelated customers.  The Hong Kong Joint Venture’s sales to unrelated customers were $13,299,688 in fiscal 2009 and $9,378,242 in fiscal 2008.  Please see Note C of the Financial Statements for a comparison of annual sales and earnings of the Hong Kong Joint Venture.

Discontinued Operations

In October 2006, we formed 2113824 Ontario, Inc., an Ontario corporation, as a wholly-owned subsidiary of the Company for the purpose of acquiring a two-thirds interest in two Canadian corporations, International Conduits, Ltd. (Icon) and Intube, Inc. (Intube).  Icon and Intube were based in Toronto, Canada and manufactured and distributed electrical mechanical tubing (EMT) steel conduit.  Icon also sold home safety products, primarily purchased from the Company, in the Canadian market.  The primary purpose of the Icon and Intube acquisition was to expand our product offerings to include EMT steel conduit, and to provide this product and service to the commercial construction market.  On April 2, 2007, Icon and Intube were merged under the laws of Ontario to form one corporation.

 In June 2007, Icon entered into a credit agreement with CIT Financial, Ltd. to provide a term loan and a line of credit facility.  These loans were secured by all of the assets of Icon and by the corporate guarantees of the Company and our USI Electric subsidiary.

At the time of our investment in Icon, we projected that our established U.S. sales network would allow us to increase sales of EMT to U.S. customers.  Despite our efforts, Icon suffered continuing losses, and we were not successful in increasing Icon’s sales in the face of competition and a downturn in the housing market.  On January 29, 2008, Icon received notice from CIT Financial, Ltd. (CIT Canada), Icon’s principal and secured lender, that Icon was in default under the terms of the Credit Agreement dated June 22, 2007 between Icon and CIT Canada and demanding immediate payment of all of Icon’s obligations to CIT Canada under the Credit Agreement.  On February 11, 2008, the assets of Icon were placed under the direction of a court appointed receiver, and the operations of Icon were suspended.  Accordingly, the assets and liabilities of Icon are not consolidated in the financial statements of the Company and are classified as assets held in receivership.   Our consolidated financial statements and the related note disclosures reflect the operations of Icon as discontinued operations for all periods presented.

As a result of continuing losses at Icon, we undertook an evaluation of the goodwill from our acquisition of Icon during the third quarter of fiscal year 2008 to determine whether the value of the goodwill has been impaired in accordance with FAS No. 142, “Goodwill and Other Intangible Assets”.  Based on that evaluation, we determined that the value of the goodwill from our acquisition of Icon was impaired, and we recognized an impairment charge of US$1,926,696 at December 31, 2007 for the goodwill.   In addition, as a result of Icon’s receivership and the steps taken to liquidate Icon’s assets, the non-cash assets of Icon were written down to their estimated net realizable value and a further impairment charge of US$7,087,297 was recognized as of March 31, 2008.  These impairments have been recorded in discontinued operations in the consolidated statements of operations for the fiscal year ended March 31, 2008.

On September 22, 2008, Icon’s obligations were settled in the receivership action by Ontario Superior Court order.   As a result of the settlement of Icon’s obligations, a gain of CAD$5,101,674 (US$4,910,718) was realized by Icon in the quarter ended September 30, 2008.  Approximately US$3,000,000 of the gain related to extinguishment of liabilities due to unsecured creditors.   The company applied guidance in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and determined that a legal release of the liabilities had been achieved to allow recognition of the gain on extinguishment of liabilities.   This gain was partially offset in consolidation by the US$1,518,375 after-tax effect loss recognized by the Company in settlement of its guarantee of Icon’s secured debt and other losses attributable to the Icon discontinued operation to arrive at the gain from discontinued operations of $3,423,021 for the fiscal year ended March 31, 2009.

 At March 31, 2009, the remaining asset of Icon held by the receiver consists of cash of US$202,565.  The liabilities of Icon held by the receiver include a claim by a supplier and other secured amounts payable of US$202,565.   Subsequent to March 31, 2009, the claim by a supplier was settled for CAD$175,000 (approximately US$140,000).

The major classes of assets and liabilities held in receivership reported as discontinued operations included in the accompanying consolidated balance sheets shown below.

Assets	March 31, 2009	March 31, 2008

Cash	$202,565	$823,550
Trade receivables, net	0	371,793
Inventories	0	817,022
Property, plant and equipment – net	0	831,555
Other assets	0	6,811
Assets of discontinued operations	$202,565	$2,850,731

Liabilities
Accounts payable, trade and other	$202,565	$3,344,624
Notes payable – bank	0	4,478,826
Liabilities of discontinued operations	$202,565	$7,823,450

In the accompanying consolidated financial statements, the results of Icon for all fiscal years included  have been restated and are presented as the results of discontinued operations, and certain other prior year amounts have been reclassified in order to conform with the current year’s presentation.

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

Competition

In fiscal year 2009, sales of safety products accounted for substantially all of our total sales.  In the sale of smoke alarms and carbon monoxide alarms, we compete in all of our markets with First Alert and Walter Kidde Portable Equipment, Inc.  These companies have greater financial resources and financial strength than we have.  We believe that our safety products compete favorably in the market primarily on the basis of styling, features and pricing.

The safety industry in general involves changing technology.  The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Employees

As of March 31, 2009, we had 18 employees, 15 of whom are engaged in administration and sales, and the balance of whom are engaged in product development.  Our employees are not unionized, and we believe that our relations with our employees are satisfactory.

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

During fiscal year 2009, 97.3% of our total inventory purchases were made from the Hong Kong Joint Venture.  The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms, and we are currently pursuing the development of additional products to be manufactured by the Hong Kong Joint Venture.  Our purchases from the Hong Kong Joint Venture represented approximately 63.2% of the Hong Kong Joint Venture’s total sales during fiscal 2009, with the balance of the Hong Kong Joint Venture’s sales being primarily made in Europe and Australia to unrelated customers. If the Hong Kong Joint Venture does not maintain profitability, our profitability will be adversely affected.

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

In fiscal year 2009, our sales of safety products accounted for substantially all of our sales.  Many of our competitors have greater financial resources and financial strength than we have.  Some of our competitors may be willing to reduce prices and accept lower profit margins to compete with us.  While we believe that our safety products compete favorably with other such products in the market, primarily on the basis of styling, features, and pricing, the safety industry in general involves changing technology.  The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.  As a result of this competition, we could lose market share and suffer losses, which could have a material adverse effect on our future financial performance.

Our reliance on a single large customer exposes the Company to uncertainties and risk.

During the fiscal year ended March 31, 2009, our sales decreased $7,773,766 due to decreases in new housing construction in the U.S. domestic market.  As our total sales decreased, the percentage of our sales to a single large customer increased to 46.6% of total sales.  Should adverse changes occur in the financial condition, or purchasing pattern of this single large customer, our sales and profitability could be negatively impacted.

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

We have not declared or paid cash dividends on our common stock in over 25 years.  We currently anticipate that we will retain all of our earnings for use in the development of our business and do not anticipate paying cash dividends in the foreseeable future.  As a result, capital appreciation, if any, of our common stock would be the only source of gain for stockholders until dividends are paid, if at all. The payment of dividends in the future will be at the discretion of our board of directors.

The exercise of outstanding options will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of our common stock underlying such options may adversely affect prevailing market prices for our common stock.

As of March 31, 2009, there are outstanding options to purchase an aggregate of 97,422 shares of our common stock at per share exercise prices ranging from $3.25 to $16.09.  The exercise of such outstanding options would dilute the percentage ownership of our existing stockholders, and any sales in the public market of shares of our common stock underlying such options may adversely affect prevailing market prices for our common stock.

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

Effective January 2009, we entered into a 10 year operating lease for a 12,000 square foot office and warehouse located in Baltimore County, Maryland.  The current rental, with common area maintenance, approximates $8,667 per month during the current fiscal year, with increasing rentals at 3% per year.  The Company has the right to terminate the lease after five years for a one-time payment of $42,000.  In June 2009, we amended this lease to include an additional 3,000 square feet of warehouse space contiguous to our existing warehouse in Baltimore County, Maryland for occupancy in August 2009.  Monthly rental expense will increase to $9,937 per month after occupancy of the additional warehouse space.

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

On June 11, 2003, Walter Kidde Portable Equipment, Inc. (“Kidde”) filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 03cv00537), alleging that certain of the Company’s AC powered/battery backup smoke detectors infringe a patent acquired by Kidde (US 4,972,181).  Kidde was seeking injunctive relief and damages to be determined at trial.  On March 31, 2006, following numerous procedural and substantive rulings which the Company believes were favorable to the Company, Kidde obtained dismissal, without prejudice, of its suit.  On November 28, 2005, prior to the March 31, 2006 dismissal of the original suit, Kidde filed a second lawsuit in the same court (Case No. 05cv1031) based on virtually identical infringement allegations as the earlier case. Discovery is now closed in this second case.  Although the asserted patent is now expired, prior to its expiration, the Company sought and has now successfully obtained re-examination of the asserted patent in the United States Patent and Trademark Office (USPTO) largely based on the references cited and analysis presented by the Company which correspond to defenses raised in the litigation. In September 2008, the USPTO rejected all of the claims asserted against the Company based on the references. Kidde responded to the rejection to which further action by the USPTO is pending.  Kidde also filed for and the Court granted a stay of the litigation pending the conclusion of the reexamination.  The USPTO action fully supports the Company’s substantive position and its defenses to Kidde.  The Company and its counsel believe that regardless of the outcome of the reexamination, the Company has significant defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to the Company is not yet determinable.

On June 25, 2008, Maple Chase Company which was acquired in January 2008 by United Technologies Corporation (which also owns Walter Kidde Portable Equipment, Inc.), filed a civil suit against the Company in the United States District Court for the Northern District of Illinois (Case No. 08cv3641) for patent infringement of Re 33920, a patent that expired in March of 2007. On January 13, 2009, the Court granted permission to substitute Kidde for Maple Chase as the party plaintiff.  This action involves the same patent that formed the basis of the suit filed by Maple Chase against the Company in February 2004 (Case No. 03cv07205).  In that case, the Company successfully sought and obtained reexamination of the asserted patent in the USPTO based on the references cited and analysis presented by the Company.  In April 2005, the Court dismissed the earlier case subject to the outcome of the reexamination.  After pending for more than three years and after the expiration of the patent, a Reexamination Certificate was granted confirming patentability of many of the claims and canceling the remaining claims.  The 2008 case asserts infringement of the claims emerging out of reexamination and is in its preliminary stages where discovery has just commenced.  The Company believes that it has meritorious and substantial technical defenses to the action and that it is entitled to a number of legal/equitable defenses due to the long period of inaction and acquiescence by Kidde/Maple Chase and its predecessors.  The amount, if any, of potential loss to the Company is not yet determinable.  The Company intends to vigorously defend the suit and press its pending counterclaims.

On August 21, 2008, Kidde again filed a civil suit against the Company for patent infringement (Case No. 08cv2202) but this time in the United States District Court for the District of Maryland.  Kidde alleges that the Company infringes US patent 6,791,453 by communication protocols for interconnected hazardous condition (smoke, heat and carbon monoxide) alarms sold by the Company.  The Company believes that it has meritorious and substantial technical defenses to the action.  The amount, if any, of potential loss to the Company is not yet determinable. The Company intends to vigorously defend the suit and press its pending counter and third party claims.

On September 25, 2008, the Company with its Answer and Counterclaims to Kidde filed a third-party Complaint against United Technologies Corporation in the United States District Court for the District of Maryland in Case No. 08cv2202 for the predatory litigation campaign by the defendant and its subsidiary, Kidde.  On December 17, 2008, the Company filed a motion to amend its Answer and Counterclaims seeking injunctive and antitrust damages which was unsuccessfully opposed by both Kidde and UTC. On March 31, 2009, Kidde filed a defective request for reexamination of the U.S. patent 6,791,453.  On April 9, 2009, after Kidde filed corrected papers, the re-examination request was formalized and is currently pending determination by the USPTO. Kidde has also recently filed a motion to stay the litigation pending the outcome of the reexamination.  The Company is opposing that pending motion.  In April 2009, the Court also issued a schedule requiring the parties to define, present and argue their respective patent claim interpretations over the summer and into the fall of 2009.  Otherwise, the case is in the initial discovery phase.  The Company intends to vigorously prosecute its claims.

From time to time, the Company is involved in various lawsuits and legal matters.  It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders during the quarter ended March 31, 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

Harvey B. Grossblatt	62	President, Chief Operating Officer and Chief Executive Officer
James B. Huff	57	Chief Financial Officer, Secretary and Treasurer

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

Market for Common Stock

Our common stock, $.01 par value (the “Common Stock”) trades on the American Stock Exchange under the symbol UUU.  As of June 10, 2009, there were 216 record holders of the Common Stock.  The closing price for the Common Stock on that date was $5.40.  We have not paid any cash dividends on our common stock, and it is our present intention to retain all earnings for use in future operations.  The following table sets forth the high and low prices for the Common Stock for each full quarterly period during the fiscal years indicated.

Fiscal Year Ended March 31, 2009
First Quarter	High	$7.25
	Low	$5.00

Second Quarter	High	$6.65
	Low	$4.60

Third Quarter	High	$5.65
	Low	$2.28

Fourth Quarter	High	$4.34
	Low	$3.01

Fiscal Year Ended March 31, 2008
First Quarter	High	$36.29
	Low	$29.10

Second Quarter	High	$32.60
	Low	$17.00

Third Quarter	High	$24.60
	Low	$6.65

Fourth Quarter	High	$7.63
	Low	$4.69

Stock Repurchase Program

The following table sets forth information with respect to purchases of common stock by the Company or any affiliated purchasers during the three months ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2009	18,250	$3.68	62,825	37,175
February 2009	3,100	$3.65	65,925	34,075
March 2009	12,922	$3.51	78,847	21,153
Total	34,272	$3.61	78,847	21,153

In July, 2008, the Company announced a stock buyback program and authorized the purchase of up to 100,000 shares of common stock.  Shares may be purchased from time to time under this program in the open market, through block trades and/or in negotiated transactions.  As of June 10, 2009, the Company completed the repurchase program, buying a total of 99,980 shares at an average cost of $3.71 per share.

ITEM 6.        SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.  The Statement of Operations data and the Balance Sheet data for the years ended, and as at, March 31, 2005, 2006, 2007, 2008 and 2009 and are derived from our audited consolidated financial statements.  These historical results are not necessarily indicative of results that may be expected in future periods.  All share and per share amounts included in the following financial data have been retroactively adjusted to reflect the 4-for-3 stock dividend paid on October 16, 2007 to shareholders of record on September 25, 2007.

	Year Ended March 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Net sales	$26,097,596	$33,871,362	$32,934,388	$28,894,101	$23,465,443
Income before equity in earnings of Hong Kong Joint Venture and income taxes	371,966	1,351,139	3,608,196	2,394,258	765,742
Income from continuing operations	1,442,336	2,824,749	6,093,366	4,600,352	3,417,854
Income (loss) from discontinued operations (net of tax benefit)	3,423,021	(8,393,663)	(560,108)	-	-
Net income (loss)	4,865,357	(5,568,914)	5,533,258	4,600,352	3,417,854
Per common share:
Basic – from continuing operations	0.58	1.14	2.54	2.06	1.60
Basic – from discontinued operations	1.39	(3.38)	(0.23)	-	-
Basic – net income (loss)	1.97	(2.24)	2.31	-	-
Diluted – from continuing operations	0.58	1.13	2.45	1.89	1.46
Diluted – from discontinued operations	1.38	(3.35)	(0.23)	-	-
Diluted – net income (loss)	1.96	(2.23)	2.23	-	-
Weighted average number of common shares outstanding
Basic	2,466,983	2,484,192	2,398,284	2,228,908	2,136,599
Diluted	2,471,807	2,502,017	2,484,606	2,432,705	2,352,632

Balance Sheet Data:
Total assets	27,777,678	30,468,917	36,195,468	20,358,603	16,049,948
Long-term debt (non-current)	95,324	91,160	-	-	-
Working capital (1)	11,099,333	7,468,547	14,678,615	9,911,628	6,317,231
Current ratio (1)	3.99:1	1.68:1	2.27:1	4.60:1	3.00:1
Shareholders’ equity	23,965,899	19,423,935	24,671,881	17,606,569	12,897,668

(1)	Working capital is computed as the excess of current assets over current liabilities. The current ratio is calculated by dividing current assets by current liabilities.

Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for fiscal years 2009 and 2008 are summarized as follows:

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,

2009
Net sales	$6,192,801	$8,381,379	$5,595,049	$5,928,367
Gross profit	1,577,066	1,891,273	1,337,785	1,293,846
Income from continuing operations	457,139	656,301	292,513	36,383
Income (loss) from discontinued operations	(53,659)	3,434,913	-	41,767
Income per share from continuing operations:
Basic	0.18	0.26	0.12	0.02
Diluted	0.18	0.26	0.12	0.02
Income (loss) per share from discontinued operations:
Basic	(0.02)	1.38	-	0.02
Diluted	(0.02)	1.38	-	0.02
Net income – basic	0.16	1.64	0.12	0.03
Net income - diluted	0.16	1.64	0.12	0.03

2008
Net sales	10,449,343	8,967,740	7,776,986	6,677,293
Gross profit	2,715,334	1,942,354	1,825,486	1,386,882
Income from continuing operations	1,204,844	802,107	780,207	37,591
(Loss) from discontinued operations	(413,842)	(483,977)	(2,415,996)	(5,079,848)
Income per share from continuing operations:
Basic	0.49	0.32	0.31	0.02
Diluted	0.48	0.32	0.31	0.02
(Loss) per share from discontinued operations:
Basic	(0.17)	(0.19)	(0.97)	(2.04)
Diluted	(0.17)	(0.19)	(0.97)	(2.04)

Net income (loss) – basic	0.32	0.13	(0.66)	(2.02)
Net income (loss) – diluted	0.31	0.13	(0.66)	(2.02)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50% owned Hong Kong Joint Venture.  From October 2006 through January 2008, we also were engaged in the manufacture and distribution of EMT steel conduit through Icon, our majority-owned Canadian subsidiary.  Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method.  Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2009, 2008 and 2007 relate to the operational results of the Company and its consolidated subsidiaries only and includes the Company’s equity share of earnings in the Hong Kong Joint Venture.  A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Hong Kong Joint Venture.”

While we believe that our overall sales are likely affected by the current global economic situation, we believe that we are specifically negatively impacted by the severe downturn in the U.S. housing market.  As stated elsewhere in this report, our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies).  Every downturn in new home construction and new home sales negatively impacts sales by our USI Electric subsidiary.  We anticipate that when and as the housing market recovers, sales by our USI Electric subsidiary will improve, as well.

Discontinued Canadian Operations

In October 2006, we formed 2113824 Ontario, Inc., an Ontario corporation, as a wholly-owned subsidiary of the Company for the purpose of acquiring a two-thirds interest in two Canadian corporations, International Conduits, Ltd. (Icon) and Intube, Inc. (Intube).  Icon and Intube were based in Toronto, Canada and manufactured and distributed electrical mechanical tubing (EMT) steel conduit.  Icon also sold home safety products, primarily purchased from the Company, in the Canadian market.  The primary purpose of the Icon and Intube acquisition was to expand our product offerings to include EMT steel conduit, and to provide this product and service to the commercial construction market.  On April 2, 2007, Icon and Intube were merged under the laws of Ontario to form one corporation.

 In June 2007, Icon entered into a credit agreement with CIT Financial, Ltd. to provide a term loan and a line of credit facility.  These loans were secured by all of the assets of Icon and by the corporate guarantees of the Company and our USI Electric subsidiary.

At the time of our investment in Icon, we projected that our established U.S. sales network would allow us to increase sales of EMT to U.S. customers.  Despite our efforts, Icon suffered continuing losses, and we were not successful in increasing Icon’s sales in the face of competition and a downturn in the housing market.  On January 29, 2008, Icon received notice from CIT Financial, Ltd. (CIT Canada), Icon’s principal and secured lender, that Icon was in default under the terms of the Credit Agreement dated June 22, 2007 between Icon and CIT Canada and demanding immediate payment of all of Icon’s obligations to CIT Canada under the Credit Agreement.  On February 11, 2008, the assets of Icon were placed under the direction of a court appointed receiver, and the operations of Icon were suspended.  Accordingly, the assets and liabilities of Icon are not consolidated in the financial statements of the Company and are classified as assets held in receivership.   Our consolidated financial statements and the related note disclosures reflect the operations of Icon as discontinued operations for all periods presented.

As a result of continuing losses at Icon, we undertook an evaluation of the goodwill from our acquisition of Icon to determine whether the value of the goodwill had been impaired in accordance with FAS No. 142, “Goodwill and Other Intangible Assets”.  Based on that evaluation, we determined that the value of the goodwill from our acquisition of Icon was impaired, and we recognized an impairment charge of US$1,926,696 for the goodwill.   In addition, as a result of Icon’s receivership and the steps taken to liquidate Icon’s assets, the non-cash assets of Icon were written down to their estimated net realizable value and a further impairment charge of US$7,087,294 was recognized as of March 31, 2008.  These impairments have been recorded in discontinued operations in the consolidated statements of operations for the fiscal year ended March 31, 2008.

On September 22, 2008, Icon’s obligations were settled in the receivership action by Ontario Superior Court order.   As a result of the settlement of Icon’s obligations, a gain of CAD$5,101,674 (US$4,910,718) was realized by Icon in the quarter ended September 30, 2008.  Approximately US$3,000,000 of the gain related to extinguishment of liabilities due to unsecured creditors.  The company applied guidance in FAS 140 , Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and determined that a legal release of the liabilities had been achieved to allow recognition of the gain on extinguishment of liabilities.  This gain was partially offset in consolidation by the US$1,518,375 after-tax effect loss recognized by the Company in settlement of its guarantee of Icon’s secured debt and other losses attributable to the Icon discontinued operation to arrive at the gain from discontinued operations of $3,423,021 for the fiscal year ended March 31, 2009.

 At March 31, 2009, the remaining asset of Icon held by the receiver consists of cash of $202,565.  The liabilities of Icon held by the receiver include a claim by a supplier and other secured amounts payable of $202,565.

Assets	March 31, 2009	March 31, 2008

Cash	$202,565	$823,550
Trade receivables, net	0	371,793
Inventories	0	817,022
Property, plant and equipment – net	0	831,555
Other assets	0	6,811
Assets of discontinued operations	$202,565	$2,850,731

Liabilities
Accounts payable, trade and other	$202,565	$3,344,624
Notes payable – bank	0	4,478,826
Liabilities of discontinued operations	$202,565	$7,823,450

In the accompanying consolidated financial statements, the results of Icon for the fiscal years ended March 31, 2009 and 2008 have been restated and are presented as the results of discontinued operations, and certain other prior year amounts have been reclassified in order to conform with the current year’s presentation.

Comparison of Results of Operations for the Years Ended March 31, 2009, 2008 and 2007

Sales.  In fiscal year 2009, our net sales decreased by $7,773,766 (23.0%), from $33,871,362 in fiscal 2008 to $26,097,596 in fiscal 2009.  Sales to the electrical distribution trade through our USI Electric subsidiary decreased to $8,619,816, principally due to decreased volume from the U.S. residential construction trade (from approximately $15,178,930 in 2008) and also due to our inability to import GFCI devices because the manufacturer has not yet received certifications for mandated changes to the devices.  The Company’s sales to retail and wholesale customers in the fiscal year ended March 31, 2009 decreased to $17,477,780 from $18,692,432 at March 31, 2008, principally as a result of decreased sales to a national home improvement retailer.

In fiscal year 2008, sales increased by $936,974 (2.8%) from $32,934,388 in fiscal 2007 to $33,871,362 in fiscal 2008.  Sales to the electrical distribution trade through our USI Electric subsidiary decreased to $15,178,930, principally due to decreased volume from the U.S. residential construction trade (from approximately $19,916,690 in 2007).  The Company increased its sales to retail and wholesale customers in the fiscal year ended March 31, 2008 to $18,692,432 from $13,017,698 at March 31, 2007, principally as a result of sales to a national home improvement retailer.

Gross Profit.  Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  Our gross profit margin for the fiscal year ended March 31, 2009 was 23.4% compared to 23.2% and 31.6% in fiscal 2008 and 2007, respectively.  The decreases in 2009 and 2008 gross margins from the respective prior years are attributed to our increased sales to a national home improvement retailer and our lower gross profit margins on those sales, and due to significantly lower GFCI sales as previously indicated.

Expenses.  Selling, general and administrative expenses for fiscal 2009 decreased by $826,929 (13.5%), from $6,124,213 in fiscal 2008 to $5,297,284 in fiscal 2009.  As a percentage of net sales, these expenses increased to 20.3% for the fiscal year ended March 31, 2009 from 18.1% for the fiscal year ended March 31, 2008, primarily due to lower absorption of fixed costs due to the lower sales volume.  The decrease in selling, general and administrative expense in dollars is principally attributable to lower commissions, selling and freight expenses associated with the reduced volume of sales to the electrical distribution trade due to the decline in new home construction during the period.

Selling, general and administrative expenses for fiscal 2008 decreased by $422,396 (6.5%) from $6,546,609 in fiscal 2007 to $6,124,213 in fiscal 2008.  As a percentage of net sales, these expenses decreased to 18.1% for the fiscal year ended March 31, 2008 from 19.9% for the fiscal year ended March 31, 2007.  The decrease in selling, general and administrative expense as a percent of sales is attributable to costs that do not increase proportionately with the higher sales volume and a reduction in legal expenses from the 2007 period.  The reduction in legal expense was partially offset by an increase in commissions and freight charges; the account classification which was the most significant factor in this dollar increase, due to our higher 2008 sales volume.  Commissions and freight charges, as a percentage of sales, while consistent with commission and freight charges of the prior year, vary directly with sales volume.

Interest Income and Expense. Interest expense for fiscal 2009 decreased to $32,198 from $46,349 in fiscal 2008 primarily due to the timing of activity in our line of credit.  Interest expense for fiscal 2008 increased $46,349 from $0 in fiscal 2007 primarily due to the timing of activity in our line of credit.  The majority of the Company’s cash balances are maintained on deposit with the Company’s factor and earn interest at the factor’s prime rate of interest minus 3%.  During the fiscal years ended March 31, 2009 and 2008, the Company earned interest of $37,228 and $16,155, respectively.  The company earned interest of $16,155 for the year ended March 31, 2008 compared to net interest expense of $21,991 in fiscal 2007.

Income Taxes.  For the fiscal year ended March 31, 2009, we generated a net operating loss for federal and state income tax purposes of approximately $600,508.  The loss was generated principally as a result of the payment of the guarantee of the indebtedness of the discontinued Canadian subsidiary.  Furthermore, we generated foreign tax credits of $157,249 for the fiscal year ended March 31, 2009.  We have elected to carryforward our net operating loss forward to offset future taxable income.  In addition, we have foreign tax credits of approximately $1,240,239 available to offset future taxes.

For the fiscal year ended March 31, 2008, we generated a net operating loss for federal and state income tax purposes of approximately $3,320,000.  The loss was generated principally as a result of the payment of the guarantee of the indebtedness of the discontinued Canadian subsidiary.  Furthermore, we generated foreign tax credits of $132,439 for the fiscal year ended March 31, 2009.  We have elected to carryback our net operating loss forward to offset prior taxable income.  In addition, we have foreign tax credits of approximately $388,744 available to offset future taxes.

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

Income from Continuing Operations.  We reported income from continuing operations of $1,442,336 for fiscal year 2009 compared to income from continuing operations of $2,824,749 for fiscal year 2008, a $1,382,413 (48.9%) decrease.  This decrease in net income resulted from a reduction in U.S. operating income of $979,173 due to lower net sales and a reduction of $456,093 in our reported equity in the earnings of the Hong Kong Joint Venture, partially offset by a lower provision in 2009 for income taxes.  Our equity in the earnings of the Hong Kong Joint Venture is calculated by reducing our share of the Hong Kong Joint Venture’s net income by certain items, including our share of the Hong Kong Joint Venture’s profit on sales of inventory to the Company which remain in the Company’s inventory at year end.  We ended fiscal 2009 with a higher amount of inventory purchased from the Hong Kong Joint Venture primarily due to higher inventories maintained to service a large national retailer, and also due to the downturn in the U.S. housing market.

We reported income from continuing operations of $2,824,749 for fiscal year 2008 compared to income from continuing operations of $6,093,366 for fiscal year 2007, a $3,268,617 (53.6%) decrease.  This decrease in net income resulted from a reduction of $1,860,115 in our equity in earnings of the Joint Venture, due to lower sales volume as a result of the downturn in the housing industry, and a reduction in the earnings from continuing operations of $1,408,502 due to sales of lower margin products, partially offset by lower selling, general and administrative expenses of $422,396 as described above, and the income tax effects described above.

Net Income.  We reported net income of $4,865,357 for fiscal 2009 compared to a net loss of $5,568,914 for fiscal year 2008 and net income of $5,533,258 for fiscal year 2007.  In addition to the discussion above with respect to the decrease in income from continuing operations, net income increased principally as a result of the recognition of $4,910,718 of non-cash gain on the extinguishment of debt in the discontinued Canadian subsidiary.  This gain was partially offset by a loss (net of income tax benefit) recorded by the Company related to the payment of debt of the Canadian subsidiary guaranteed by the Company.  In the fiscal year ended March 31, 2008, the net loss related primarily to impairment charges related to the discontinued Canadian subsidiary.  The increase in net income in fiscal 2008 over fiscal 2007 resulted from increased income of our Hong Kong Joint Venture, partially offset by higher selling, general and administrative expenses, the income tax effects thereon, and losses from our discontinued Canadian subsidiary.

Financial Condition, Liquidity and Capital Resources

Our cash needs are currently met by funds generated from operations and from our Factoring Agreement with CIT Group, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases.  The maximum we may borrow under this Agreement is $7,500,000.  Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, at March 31, 2009, our maximum borrowing availability under this Agreement is approximately $7,000,000.  Any outstanding principal balance under this Agreement is payable upon demand. The interest rate on the Factoring Agreement, on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by the factor which, as of March 31, 2009, was 3.25%.  All borrowings are collateralized by all our accounts receivable and inventory.  During the year ended March 31, 2009, working capital (computed as the excess of current assets over current liabilities) increased by $3,630,786, from $7,468,547 on March 31, 2008, to $11,099,333 on March 31, 2009.  This increase in working capital is due to the dissolution of the Canadian subsidiary which increased working capital by $4,972,719, offset by a decrease in the working capital of the continuing operations of $1,341.933.

Our operating activities used cash of $2,503,959 for the year ended March 31, 2009.  For the fiscal year ended March 31, 2008, operating activities provided cash of $2,349,563.  The decrease in cash provided by operating activities was primarily due to increases in the amount of inventories and the operations of the discontinued subsidiary.  These uses were partially offset by decreases in accounts receivable, equity in the earnings of the Hong Kong Joint Venture, amounts due from factor and decreases in accounts payable and accrued expenses.

Our investing activities provided cash of $3,386,451 during fiscal 2009 principally as a result of the change in net assets of the discontinued operations of the Canadian subsidiary and cash distributions of the Hong Kong Joint Venture.  Investing activities used cash of $543,962 during fiscal 2008.  During 2009, as in prior years, the Company offset a portion of its distributions from the Hong Kong Joint Venture with amounts due by the Company to the Hong Kong Joint Venture.  The Company offset $0 during fiscal 2009 and $250,000 during fiscal 2008 of amounts due by it to the Hong Kong Joint Venture in lieu of cash distributions.  The Company discloses these payments as a non-cash transaction in its statement of cash flows.

Financing activities in 2009 used cash of $4,462,246.  The use of cash for financing activities resulted principally from the activities associated with the discontinued Canadian subsidiary.  Financing activities in 2008 provided cash of $1,976,693 which was primarily from borrowings from our factor and, to a lesser extent, from exercise of employee stock options (and the related tax benefit).

While sales by our USI Electric subsidiary have been negatively impacted by the severe downturn in the U.S. housing market, we believe that our capital resources are sufficient for our operations.  We anticipate that when and as the housing market recovers, sales by our USI Electric subsidiary will improve, as well, thereby increasing our capital resources.

Hong Kong Joint Venture

The financial statements of the Hong Kong Joint Venture are included in this Form 10-K beginning on page JV-1.  The reader should refer to these financial statements for additional information.  There are no material Hong Kong – US GAAP differences in the Hong Kong Joint Venture’s accounting policies.

In fiscal year 2009, sales of the Hong Kong Joint Venture were $36,161,337 compared to $30,144,148 and $41,151,055 in fiscal years 2008 and 2007, respectively.  The increase in sales for 2009 was primarily due to increased sales to non-affiliated customers in Europe.  The decrease in sales for the 2008 period from the 2007 period was primarily due to decreased sales to non-affiliated customers in Europe.

Net income was $4,011,404 for fiscal year 2009 compared to net income of $3,270,926 and $8,377,365 in fiscal years 2008 and 2007, respectively.  The increase in the current fiscal year is primarily due to increased sales volume in the European and Asian markets, partially offset by a $646,140 charge to income in fiscal 2009 due to losses on foreign currency exchange.  The decrease in sales for fiscal 2008 from fiscal 2007 was primarily due to decreased sales to non-affiliated customers in Europe.

Gross margins of the Hong Kong Joint Venture for fiscal 2009 increased to 26.5% from 25.1% in the prior fiscal year.  The primary reason for this increase was due to variation in product mix.  The primary reason for the change in product mix is attributed to the large volume of higher margin sales to the non-affiliated customers in Europe.  At March 31, 2008, the Hong Kong Joint Venture’s gross margin decreased to 25.1% from 33.4% at March 31, 2007.  The primary reason for this decrease was lower gross margins on sales to the Company for the U.S. retail market.

Selling, general and administrative expenses of the Hong Kong Joint Venture were $5,298,831, $4,408,855 and $4,789,424 for fiscal years 2009, 2008 and 2007, respectively.  As a percentage of sales, these expenses were 14.7%, 14.6% and 12.0% for fiscal years 2009, 2008 and 2007, respectively.  The increase in dollars of selling, general and administrative expenses for the year ended March 31, 2009 was due principally to increases in foreign currency exchange losses, insurance, management bonus, rent expense and sales commissions.

Interest expense net of interest income was $14,516 for fiscal year 2009, compared to $26,932 and $52,181 in fiscal years 2008 and 2007, respectively.  The decrease in interest expense net of interest income for 2009 was due to a increase in investments.  The decrease from 2008 to 2007 is due to variations in the amount of investments in bonds during those fiscal periods.

Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations.  During fiscal year 2009, working capital increased by $265,058 from $8,886,141 on March 31, 2008 to $9,151,199 on March 31, 2009.

Contractual Obligations and Commitments

The following table presents, as of March 31, 2009, our significant fixed and determinable contractual obligations to third parties by payment date.  Further discussion of the nature of each obligation is included in Note F to the consolidated financial statements.

	Payment due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating lease obligations	$1,264,214	$146,754	$294,565	$223,139	$599,756

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

In accordance with Statement of Financial Accounting Standards (“SFAS”), No. 94, “Consolidation of All Majority-Owned Subsidiaries,” the financial statements of the Company’s Canadian subsidiary, International Conduits, Ltd. (Icon) are not consolidated with the financial statements of the Company.  As a result of the February 11, 2008 court appointed receivership of Icon’s assets, we no longer controlled Icon as of that date.  Accordingly, the accounts and operations of Icon in our consolidated financial statements are presented as assets and liabilities held in receivership and as the results of discontinued operations.

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

We currently have a foreign tax credit carryforward and deferred tax assets resulting from deductible temporary differences, which will reduce taxable income in future periods.  We had previously provided a valuation allowance on the deferred tax assets associated with the future tax benefits such as foreign tax credits, foreign net operating losses, capital losses and net operating losses.  A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses and losses in recent years.  Management has determined that a valuation allowance on the deferred tax assets is not warranted at March 31, 2009 and 2008.

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

Impairment of Long-Lived Assets:  The Company’s policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”). The Company recognizes an impairment loss when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The measurement of the impairment losses to be recognized is based upon the difference between the fair value and the carrying amount of the assets. During fiscal 2008, the company recognized impairment losses on assets held for sale of approximately $3,750,000, which is included in the loss from discontinued operations.

Income Taxes:  In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes —  An Interpretation of FASB Statement No. 109” , which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 were adopted as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. See Note F, Income Taxes.

Recently Issued Accounting Pronouncements

Business Combinations: In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”),which replaces SFAS No. 141 and issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51. These two new standards will change the accounting for and the reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company for financial statements issued for fiscal years beginning after December 31, 2008.  SFAS 141(R) applies prospectively to business combinations from which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company is required to record and disclose business combinations following existing GAAP until April 2009.  SFAS 141R will have an impact on our accounting for business combinations once adopted, but the effect on our consolidated results of operations and financial position will be dependent upon the acquisitions, if any, that we make on or after April 1, 2009.

Fair Value Measurements:  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”).  SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles.  Although SFAS No. 157 applies (amends) the provisions of existing FASB and other accounting pronouncements, it does not require any new fair value measurements nor does it establish valuation standards.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. 157-1 (“FSP 157-1”) which excludes SFAS No. 13, Accounting for Leases, and its related pronouncements that address leasing transactions from the scope of SFAS No. 157.  Also in February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”) which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on a recurring basis (at least annually).  FSP 157-2 defers the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities for financial statements issued for fiscal years beginning after November 15, 2008.  The FASB has issued a proposed FASB Staff Position No. 157-c, (“FSP 157-c)”, that would provide guidance on measuring liabilities under SFAS No. 157.  SFAS No. 157 does not have a material impact on the Company’s consolidated financial position or results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities:  In February 2008, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115 (SFAS No. 159).  SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period.  This accounting standard was effective for our fiscal year beginning April 1, 2008.  The Company did not elect the fair value option under SFAS No. 159 for any of the financial instruments upon adoption.

FASB Statement 165, Subsequent Events, incorporates the accounting and disclosure requirements for subsequent events into U.S. GAAP.  Statement 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date.  Statement 165 is effective prospectively for interim or annual reporting periods ending after June 15, 2009.  As Statement 165 is effective for interim periods, the Company will need to provide the new required disclosures beginning with the June 30, 2009 interim financial statements.  The Company does not anticipate the adoption of this new standard will have a material impact on its disclosures.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal financial instrument is our Factoring Agreement which provides for interest at the factor’s prime rate (3.25% at March 31, 2009).  We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by us under our Factoring Agreement.  A significant rise in the prime rate could materially adversely affect our business, financial condition and results of operations.  For the fiscal year ended March 31, 2009, the highest amount of borrowing outstanding under the facility was $772,789.  At March 31, 2009, we had no balance outstanding under the facility.  We do not use derivative financial instruments to hedge against interest rate changes or for any other purpose.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are included in the Company’s Consolidated Financial Statements and set forth in the pages indicated in Item 15(a) of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Our Chief Financial Officer (with the participation of our Chief Executive Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

Effective February 11, 2008, the assets, liabilities and operations of Icon were placed in receivership and thus are presented in discontinued operations as an unconsolidated subsidiary.   Accordingly, internal control procedures relating to the unconsolidated Canadian subsidiary were not evaluated as a part of management’s review of internal control over financial reporting as of March 31, 2009.

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters.  However, at this time management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases.  Management does not deem this rises to the level of a material weakness.  Management will periodically review this situation.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K.  The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement.  The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement.  The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

10.4	Amendment to Factoring Agreement with CIT Group (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2007, File No. 1-31747)
10.5
Amendment to Factoring Agreement with CIT Group dated September 28, 2004 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 1-31747)

10.6
Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)

10.7
Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2008 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2008, file No. 1-31747)

10.8
Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)

10.9	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009*
10.10
Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 1-31747)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, File No. 1-31747)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, File No. 1-31747)
23.1	Consent of Grant Thornton LLP*

23.2	Consent of Grant Thornton LLP (Hong Kong)*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, File No. 1-31747)
99.1	Press Release dated June 23, 2009*

*Filed herewith

(c)	Financial Statements Required by Regulation S-X.

Separate financial statements of the Hong Kong Joint Venture

Independent Auditors’ Report	JV-1
Report of Independent Registered Public Accounting Firm	JV-2
Consolidated Income Statement	JV-3
Consolidated Balance Sheet	JV-4
Balance Sheet	JV-5
Consolidated Statement of Changes in Equity	JV-6
Consolidated Cash Flow Statement	JV-7
Notes to Financial Statements	JV-8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.

June 23, 2009	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey B. Grossblatt	President, Chief Executive Officer	June 23, 2009
Harvey B. Grossblatt	and Director

/s/ James B. Huff	Chief Financial Officer	June 23, 2009
James B. Huff

/s/ Cary Luskin	Director	June 23, 2009
Cary Luskin

/s/ Ronald A. Seff	Director	June 23, 2009
Ronald A. Seff

/s/ Ira Bormel	Director	June 23, 2009
Ira Bormel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Universal Security Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. (a Maryland Corporation) and subsidiaries (the Company) as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Security Instruments, Inc. and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Baltimore, Maryland
June 22, 2009

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$284,030	$3,863,784
Accounts receivable:
Trade less allowance for doubtful accounts of $95,927 at March 31, 2009 and $15,000 at March 31, 2008	55,779	146,022
Other receivables	97,780	282,083
Receivable from Hong Kong Joint Venture	312,257	115,656
	465,816	543,761

Amount due from factor	4,610,401	5,600,408
Inventories, net of allowance for obsolete inventory of $204,309 at March 31, 2009 and $40,000 at March 31, 2008	8,997,231	5,357,488
Prepaid expenses	255,745	206,197
Assets held in receivership	202,565	2,850,731

TOTAL CURRENT ASSETS	14,815,788	18,422,369

DEFERRED TAX ASSET	2,141,702	1,914,136

INVESTMENT IN HONG KONG JOINT VENTURE	10,550,373	9,986,579

PROPERTY AND EQUIPMENT – NET	251,366	130,347

OTHER ASSETS	18,449	15,486

TOTAL ASSETS	$27,777,678	$30,468,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$794,365	$777,342
Hong Kong Joint Venture accounts payable	1,967,073	1,687,950
Accrued liabilities:
Litigation reserve	401,592	401,592
Payroll and employee benefits	148,071	158,057
Commissions and other	202,789	105,431
Liabilities held in receivership	202,565	7,823,450

TOTAL CURRENT LIABILITIES	3,716,455	10,953,822

Long-term obligation - other	95,324	91,160

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding, 2,408,220 shares at March 31, 2009 and 2,487,867 shares at March 31, 2008	24,083	24,879
Additional paid-in capital	13,186,436	13,453,378
Retained earnings	10,755,380	5,890,023
Other comprehensive income	-	55,655
TOTAL SHAREHOLDERS’ EQUITY	23,965,899	19,423,935
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,777,678	$30,468,917

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended March 31
	2009	2008	2007

Net sales	$26,097,596	$33,871,362	$32,934,388
Cost of goods sold – acquired from Joint Venture	19,363,886	22,530,867	14,870,683
Cost of goods sold - other	633,740	3,470,439	7,634,389

GROSS PROFIT	6,099,970	7,870,056	10,429,316

Research and development expense	435,750	364,510	296,502
Selling, general and administrative expense	5,297,284	6,124,213	6,546,609

Operating income	366,936	1,381,333	3,586,205

Other income (expense):
Interest expense	(32,198)	(46,349)	-
Interest income	37,228	16,155	21,991
	5,030	(30,194)	21,991

INCOME BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	371,966	1,351,139	3,608,196

Equity in earnings of Hong Kong Joint Venture	1,529,752	1,985,845	3,845,960

Income from continuing operations before income taxes	1,901,718	3,336,984	7,454,156

Provision for income tax expense	(459,382)	(512,235)	(1,360,790)

INCOME FROM CONTINUING OPERATIONS	1,442,336	2,824,749	6,093,366

Discontinued operations
Income (loss) from the discontinued Canadian subsidiary (including impairment loss of $9,013,990 in 2008)	2,481,318	(10,242,663)	(590,139)

Income tax benefit – discontinued operations	941,703	1,849,000	30,031

Income (loss) from discontinued operations	3,423,021	(8,393,663)	(560,108)

NET INCOME (LOSS)	$4,865,357	$(5,568,914)	$5,533,258

Income (loss) per share:
Basic – from continuing operations	$0.58	$1.14	$2.54
Basic – from discontinued operations	$1.39	$(3.38)	$(0.23)
Basic – net income (loss)	$1.97	$(2.24)	$2.31
Diluted – from continuing operations	$0.58	$1.13	$2.45
Diluted – from discontinued operations	$1.38	$(3.35)	$(0.23)
Diluted – net income (loss)	$1.96	$(2.23)	$2.23
Shares used in computing net income (loss) per share:
Basic	2,466,983	2,484,192	2,398,284
Diluted	2,471,807	2,502,017	2,484,606

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income	Total

Balance at March 31, 2007	2,475,612	$24,756	$13,214,025	$11,545,304	$(112,204)	$24,671,881

Recognition of uncertain tax provisions	-	-	-	(86,367)	-	(86,367)

Issuance of common stock from the exercise of employee stock options	12,255	123	126,555	-	-	126,678

Stock based compensation	-	-	19,863	-	-	19,863

Comprehensive income:

Effect of currency translation	-	-	-	-	167,859	-

Net loss	-	-	-	(5,568,914)	-	(5,401,055)

Tax benefit from exercise of stock options	-	-	92,935	-	-	92,935

Balance at March 31, 2008	2,487,867	$24,879	$13,453,378	$5,890,023	$55,655	$19,423,935

Stock based compensation	-	-	11,230	-	-	11,230

Comprehensive income:

Effect of currency translation	-	-	-	-	(55,655)	-

Net income	-	-	-	4,865,357	-	4,809,702

Repurchase of common stock	(79,647)	(796)	(278,172)	-	-	(278,968)

Balance at March 31, 2009	2,408,220	$24,083	$13,186,436	$10,755,380	-	$23,965,899

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended March 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES
Net income (loss)	$4,865,357	$(5,568,914)	$5,533,258
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Operations of discontinued subsidiary	(3,431,654)	7,904,780	(167,374)
Depreciation and amortization	49,210	46,503	39,449
Stock based compensation	11,230	19,863	29,411
Increase in deferred taxes	(227,566)	(1,157,711)	(280,040)
Earnings of the Hong Kong Joint Venture	(1,529,752)	(1,985,845)	(3,845,960)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and amounts due from factor	1,067,952	2,329,219	(3,084,166)
(Increase) decrease in inventories	(3,639,743)	3,347,828	(4,643,230)
(Increase) decrease in prepaid expenses	(49,548)	(64,620)	55,286
Increase (decrease) in accounts payable and accrued expenses	383,518	(2,524,540)	2,994,038
(Increase) decrease in other assets	(2,963)	3,000	(3,000)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,503,959)	2,349,563	(3,372,328)

INVESTING ACTIVITIES:
Cash distributions from Joint Venture	965,958	1,071,549	1,914,535
Purchase of equipment	(170,229)	(30,778)	(123,309)
Activities of discontinued subsidiary	2,590,722	(1,584,733)	(3,194,185)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,386,451	(543,962)	(1,402,959)

FINANCING ACTIVITIES:
Activities of discontinued subsidiary	(4,187,444)	4,012,046	(2,087,661)
Repurchase of common stock	(278,968)	-	-
Borrowing from factor	-	-	2,254,966
Principal payment of notes payable	-	(2,254,966)	-
Proceeds from issuance of common stock from exercise of employee stock options	-	126,678	585,658
Increase in long-term debt	4,166	-	-
Tax benefit from exercise of stock options	-	92,935	1,029,189

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,462,246)	1,976,693	1,782,152

Effects of exchange rate on cash	-	81,490	(22,356)

(DECREASE) INCREASE IN CASH	(3,579,754)	3,863,784	(3,015,491)

Cash at beginning of period	3,863,784	-	3,015,491

CASH AT END OF PERIOD	$284,030	$3,863,784	$-

Supplemental information:
Interest paid	$32,198	$46,349	$23,750
Income taxes recovered (paid)	$520,558	$(227,000)	$(109,500)

Non-cash investing transactions:
Offset of trade payables due the Hong Kong Joint Venture in lieu of cash distributions	$-	$250,000	$250,000

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Universal Security Instruments, Inc.’s primary business is the sale of smoke alarms and other safety products to retailers, wholesale distributors and to the electrical distribution trade which includes electrical and lighting distributors as well as manufactured housing companies. The Company imports all of its safety and other products from foreign manufacturers. The Company, as an importer, is subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions and currency fluctuations.  During the third quarter of fiscal 2007, the Company acquired two Canadian subsidiaries, International Conduit, Inc. (Icon) and Intube, Inc. (Intube), whose primary business is the manufacture and sale of EMT steel conduit to the commercial construction market in Canada and in the United States.  On February 11, 2008, the assets of Icon were placed under the direction of a court appointed receiver, the operations of Icon were suspended and the assets of Icon are classified as Assets held for sale in the consolidated balance sheet.  Accordingly, the consolidated financial statements and the related note disclosures reflect the operations of Icon as discontinued operations for all periods presented.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The assets, liabilities and operations of International Conduits, Ltd (the discontinued subsidiary) held in receivership are not consolidated and are shown in the consolidated financial statements as assets and liabilities held in receivership and as the results from discontinued operations.  All significant intercompany accounts and transactions have been eliminated in consolidation.  We believe that our 50% ownership interest in the Hong Kong Joint Venture allows us to significantly influence the operations of the Hong Kong Joint Venture. As such, we account for our interest in the Hong Kong Joint Venture using the equity method of accounting.  We have included our investment balance as a non-current asset and have included our share of the Hong Kong Joint Venture’s income in our consolidated statement of operations.  The investment and earnings are adjusted to eliminate intercompany profits.

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

Stock-Based Compensation: As of March 31, 2009, under the terms of the Company’s Non-Qualified Stock Option Plan, as amended, 1,170,369 shares of our common stock are reserved for the granting of stock options, of which 1,149,638 have been issued, of which 72,422 are presently exercisable.

Fair Value Determination.  Under SFAS No. 123R, we have elected to continue using the Black-Scholes option pricing model to determine fair value of our awards on date of grant. We will reconsider the use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.  The following significant assumptions have been used in the Black-Scholes model:  a risk-free rate of return of .50 to 4%, an expected term of four to five years and a stock price volatility index of 60 to 65 percent.

Stock Option Activity.  During the fiscal year ended March 31, 2009, 25,000 stock options were granted and no options were granted during the fiscal years ended March 31, 2008 or 2007.

Stock Compensation Expense.  We have elected to continue straight-line amortization of stock-based compensation expense over the requisite service period. Prior to the adoption of SFAS No. 123R, we recognized the effect of forfeitures in our pro forma disclosures as they occurred. In accordance with the new standard, we have estimated forfeitures and are only recording expense on shares we expect to vest. For the fiscal year ended March 31, 2009, we recorded $11,230 of stock-based compensation cost as general and administrative expense in our statement of operations. No forfeitures have been estimated.

As of March 31, 2009, the unrecognized compensation cost related to share-based compensation arrangements that we expect to vest is $45,628, and will be amortized ratably over two years.  The aggregate intrinsic value of currently exercisable options was $108,010 at March 31, 2009.

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

Discontinued operations include our unconsolidated subsidiary, International Conduits, Ltd. which was placed into receivership in the fourth quarter of 2008.  The results of this business, including the loss on impairment, have been presented as discontinued operations for all periods presented.

The consolidated statements of income include the following in discontinued operations:
	Year ended March 31,
	2009	2008	2007
Net Sales	$-	$9,729,076	$2,889,000
Income (loss) before income taxes (including asset impairment loss of $9,013,990 in 2008)	2,481,318	(10,242,663)	(590,139)
Income tax benefit	941,703	1,849,000	30,031
Income (loss) from discontinued operations	$3,423,021	$(8,393,663)	$(560,108)

The major classes of assets and liabilities held in receivership reported as discontinued operations included in the accompanying consolidated balance sheets are shown below.

	Year ended March 31,
	2009	2008	2007
Assets
Cash	$202,565	$823,550	$240,545
Trade receivables, net	-	371,793	1,263,177
Inventories	-	817,022	2,613,418
	-
Property, plant and equipment, net	-	831,555	2,883,988
Other assets	-	6,811	1,880,793
Assets of discontinued operations	202,565	2,850,731	8,881,921
Liabilities:
Accounts payable, trade and other	202,565	3,344,624	3,522,549
Notes payable – bank	-	4,478,826	-
Liabilities of discontinued operations	$202,565	$7,823,450	$3,522,549

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

In October 2006, we formed 2113824 Ontario, Inc., an Ontario corporation, as a wholly-owned subsidiary of the Company for the purpose of acquiring a two-thirds interest in two Canadian corporations, International Conduits, Ltd. (Icon) and Intube, Inc. (Intube).  Icon and Intube were based in Toronto, Canada and manufactured and distributed electrical mechanical tubing (EMT) steel conduit.  Icon also sold home safety products, primarily purchased from the Company, in the Canadian market.  The primary purpose of the Icon and Intube acquisition was to expand our product offerings to include EMT steel conduit, and to provide this product and service to the commercial construction market.  On April 2, 2007, Icon and Intube were merged under the laws of Ontario to form one corporation.

In June 2007, Icon entered into a credit agreement with CIT Financial, Ltd. to provide a term loan and a line of credit facility.  These loans were secured by all of the assets of Icon and by the corporate guarantees of the Company and our USI Electric subsidiary.

At the time of our investment in Icon, we projected that our established U.S. sales network would allow us to increase sales of EMT to U.S. customers.  Despite our efforts, Icon suffered continuing losses, and we were not successful in increasing Icon’s sales in the face of competition and a downturn in the housing market.  On January 29, 2008, Icon received notice from CIT Financial, Ltd. (CIT Canada), Icon’s principal and secured lender, that Icon was in default under the terms of the Credit Agreement dated June 22, 2007 between Icon and CIT Canada and demanding immediate payment of all of Icon’s obligations to CIT Canada under the Credit Agreement.  On February 11, 2008, the assets of Icon were placed under the direction of a court appointed receiver, and the operations of Icon were suspended.  Accordingly, the assets and liabilities of Icon are not consolidated in the financial statements of the Company and are classified as assets held in receivership.   Our consolidated financial statements and the related note disclosures reflect the operations of Icon as discontinued operations for all periods presented.

As a result of continuing losses at Icon, we undertook an evaluation of the goodwill from our acquisition of Icon to determine whether the value of the goodwill has been impaired in accordance with FAS No. 142, “Goodwill and Other Intangible Assets”.  Based on that evaluation, we determined that the value of the goodwill from our acquisition of Icon was impaired, and we recognized an impairment charge of US$1,926,696 for the goodwill.   In addition, as a result of Icon’s receivership and the steps taken to liquidate Icon’s assets, the non-cash assets of Icon were written down to their estimated net realizable value and a further impairment charge of US$7,087,297 was recognized as of March 31, 2008.  These impairments have been recorded in discontinued operations in the consolidated statements of operations for the fiscal year ended March 31, 2008.

On September 22, 2008, Icon’s obligations were settled in the receivership action by Ontario Superior Court order.   As a result of the settlement of Icon’s obligations, a gain of CAD$5,101,674 (US$4,910,718) was realized by Icon in the quarter ended September 30, 2008.  Approximately US$3,000,000 of the gain related to extinguishment of liabilities due to unsecured creditors.   The company applied guidance in FAS 140 , Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and determined that a legal release of the liabilities had been achieved to allow recognition of the gain on extinguishment of liabilities.   This gain was partially offset in consolidation by the US$1,518,375 after-tax effect loss recognized by the Company in settlement of its guarantee of Icon’s secured debt and other losses attributable to the Icon discontinued operation to arrive at income from discontinued operations of $3,423,021 for the fiscal year ended March 31, 2009.

 At March 31, 2009, the remaining assets of Icon held by the receiver consist of cash of $202,565.   The liabilities of Icon held by the receiver include a claim by a supplier and other secured amounts payable of $202,565.  The total liabilities of Icon at March 31, 2009 are $202,565.

The major classes of assets and liabilities held in receivership reported as discontinued operations included in the accompanying consolidated balance sheets shown below.

	March 31, 2009	March 31, 2008

Assets
Cash	$202,565	$823,550
Trade receivables, net	0	371,793
Inventories	0	817,022
Property, plant and equipment – net	0	831,555
Other assets	0	6,811
Assets of discontinued operations	$202,565	$2,850,731

Liabilities
Accounts payable, trade and other	$202,565	$3,344,624
Notes payable – bank	0	4,478,826
Liabilities of discontinued operations	$202,565	$7,823,450

In the accompanying consolidated financial statements, the results of Icon for the fiscal years ended March 31, 2009 and 2008 have been restated and are presented as the results of discontinued operations, and certain other prior year amounts have been reclassified in order to conform with the current year’s presentation.

Business Segments: The electrical and smoke alarm business is operated by management as one segment.

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

The Company sells trade receivables on a pre-approved non-recourse basis to the Factor under the Factoring Agreement on an ongoing basis. Factoring charges recognized on sales of receivables are included in selling, general and administrative expenses in the consolidated statements of income and amounted to $149,597, $223,214 and $279,692 for the years ended March 31, 2009, 2008 and 2007, respectively. The Agreement for the sale of accounts receivable provides for continuation of the program on a revolving basis until terminated by one of the parties to the Agreement.

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $528,643, $726,660 and $1,042,899 in fiscal years 2009, 2008 and 2007, respectively.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. Included as a component of finished goods inventory are additional non-material costs. These costs include overhead costs, freight, import duty and inspection fees of $953,895 and $452,856 at March 31, 2009 and 2008, respectively.  Inventories are shown net of an allowance for inventory obsolescence of $204,309 as of March 31, 2009 and $40,000 as of March 31, 2008.

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

Recently Issued Accounting Pronouncements:

Business Combinations: In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”),which replaces SFAS No. 141 and issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51. These two new standards will change the accounting for and the reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company for financial statements issued for fiscal years beginning after December 31, 2008.  SFAS 141(R) applies prospectively to business combinations from which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company is required to record and disclose business combinations following existing GAAP until April 2009.  SFAS 141R will have an impact on our accounting for business combinations once adopted, but the effect on our consolidated results of operations and financial position will be dependent upon the acquisitions, if any, that we make on or after April 1, 2009.

Fair Value Measurements:  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”).  SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles.  Although SFAS No. 157 applies (amends) the provisions of existing FASB and other accounting pronouncements, it does not require any new fair value measurements nor does it establish valuation standards.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. 157-1 (“FSP 157-1”) which excludes SFAS No. 13, Accounting for Leases, and its related pronouncements that address leasing transactions from the scope of SFAS No. 157.  Also in February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”) which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on a recurring basis (at least annually).  FSP 157-2 defers the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities for financial statements issued for fiscal years beginning after November 15, 2008.  The FASB has issued a proposed FASB Staff Position No. 157-c, (“FSP 157-c)”, that would provide guidance on measuring liabilities under SFAS No. 157.  SFAS No. 157 does not have a material impact on the Company’s consolidated financial position or results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities:  In February 2008, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115 (SFAS No. 159).  SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period.  This accounting standard was effective for our fiscal year beginning April 1, 2008. The Company did not elect the fair value option under SFAS No. 159 for any of the financial instruments upon adoption.

Subsequent Events:  FASB Statement 165, Subsequent Events, incorporates the accounting and disclosure requirements for subsequent events into U.S. GAAP.  Statement 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date.  Statement 165 is effective prospectively for interim or annual reporting periods ending after June 15, 2009.  As Statement 165 is effective for interim periods, the Company will need to provide the new required disclosures beginning with the June 30, 2009 interim financial statements.  The Company does not anticipate the adoption of this new standard will have a material impact on its disclosures.

Foreign currency:  The Company translates the accounts of its subsidiaries denominated in foreign currencies at the applicable exchange rate in effect at the year end date for balance sheet purposes and at the average exchange rate for the period for statement of income purposes.  The related translation adjustments in accumulated other comprehensive income in shareholder’s equity are reported in accumulated other comprehensive income in shareholders’ equity.  Transaction gains and losses arising from transactions denominated in foreign currencies are included in the results of operations.  The Company maintains cash in foreign banks of $1,590 to support its operations in Hong Kong.

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

	March 31,
	2009	2008	2007

Weighted average number of common shares outstanding for basic EPS	2,466,983	2,484,192	2,398,284

Shares issued upon assumed exercise of outstanding stock options	4,824	17,825	86,322

Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,471,807	2,502,017	2,484,606

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

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,
	2009	2008
Leasehold improvements	$166,147	$73,535
Machinery and equipment	163,106	163,106
Furniture and fixtures	251,611	244,994
Computer equipment	198,637	196,246
	779,501	677,881

Less accumulated depreciation and amortization	(528,135)	(547,534)
	$251,366	$130,347

Deprecation and amortization expense totaled $49,210, $46,503 and $39,449 for fiscal years ended March 31, 2009, 2008 and 2007, respectively.

NOTE C - INVESTMENT IN THE HONG KONG JOINT VENTURE

The Company holds a 50% interest in a Joint Venture with a Hong Kong Corporation, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of consumer electronic products. As of March 31, 2009, the Company has an investment balance of $10,550,373 for its 50% interest in the Hong Kong Joint Venture.  There are no material Hong Kong – US GAAP differences in the Hong Kong Joint Venture’s accounting policies.

The following represents summarized financial information derived from the audited financial statements of the Hong Kong Joint Venture as of March 31, 2009 and 2008 and for the years ended March 31, 2009, 2008 and 2007.

	March 31,
	2009	2008
Current assets	$14,299,857	$14,169,626
Property and other assets	13,003,698	10,334,906

Total	$27,303,555	$24,504,532

Current liabilities	$5,148,658	$5,215,755
Non-current liabilities	51,400	82,314

Equity	22,103,497	19,206,463

Total	$27,303,555	$24,504,532

	For the Year Ended March 31,
	2009	2008	2007

Net sales	$36,161,337	$30,144,148	$41,151,055
Gross profit	9,594,405	7,555,705	13,753,123
Net income	4,011,404	3,270,926	8,377,365

During the years ended March 31, 2009, 2008 and 2007, the Company purchased $22,861,649, $20,765,906, and $19,085,353, respectively, of finished product from the Hong Kong Joint Venture, which represents 97.3%, 79.9% and 46%, respectively, of the Company’s total finished product purchases for the years ended at March 31, 2009, 2008 and 2007. Amounts due the Hong Kong Joint Venture included in Accounts Payable totaled $1,967,073 and $1,687,950 at March 31, 2009 and 2008, respectively. Amounts due from the Hong Kong Joint Venture included in Accounts Receivable totaled $312,257 and $115,656 at March 31, 2009 and 2008, respectively.

The Company incurred interest costs charged by the Hong Kong Joint Venture of $0, $16,964 and $25,000 during the years ended March 31, 2009, 2008 and 2007, respectively, related to its purchases.  The Company’s investment in the Hong Kong Joint Venture as recorded o the Company’s Consolidated Balance sheets has been adjusted by the intercompany profit of the Hong Kong Joint Venture in the Inventory of the Company.

NOTE D - AMOUNTS DUE FROM FACTOR

The Company sells certain of its trade receivables on a pre-approved, non-recourse basis to a Factor. Since these are sold on a non-recourse basis, the factored trade receivables and related repayment obligations are not separately recorded in the Company’s consolidated balance sheets.  The Agreement provides for financing of up to a maximum of $7,500,000 with the amount available at any one time based on 85% of uncollected non-recourse receivables sold to the factor and 45% of qualifying inventory.  Financing of approximately $7,000,000 is available at March 31, 2009.  Any outstanding amounts due to the factor are payable upon demand and bear interest at the prime rate of interest charged by the factor, which is 3.25% at March 31, 2009.  Any amount due to the factor is also secured by the Company’s inventory.  There were no borrowings outstanding under this agreement at March 31, 2009.

Under this Factoring Agreement, the Company sold receivables of approximately $24,601,177 and $34,350,844 during the years ended March 31, 2009 and 2008, respectively. Gains and losses recognized on the sale of factored receivables include the fair value of the limited recourse obligation.  The uncollected balance of non-recourse receivables held by the factor amounted to $4,610,401 and $5,600,408 at March 31, 2009 and 2008.  The amount of the uncollected balance of non-recourse receivables borrowed by the Company as of March 31, 2009 and 2008 is $0 and $0, respectively.  Collected cash maintained on deposit with the factor earns interest at the factor’s prime rate of interest less three percentage points (effective rate 0.25% and 3.0%) at March 31, 2009 and 2008, respectively.

NOTE F - LEASES

During January 2009, the Company entered into an operating lease for its office and warehouse which expires in March 2019. This lease is subject to increasing rentals at 3% per year.  The Company has the right to terminate the lease after five years for a one-time payment of $42,000.  In February 2004, the Company entered into an operating lease for an approximately 2,600 square foot office in Naperville, Illinois. This lease expires in February 2012 with increasing rentals at 3% per year.

Each of the operating leases for real estate has renewal options with terms and conditions similar to the original lease.  Rent expense, including common area maintenance, totaled $119,565, $113,357and $107,852 for the years ended March 31, 2009, 2008 and 2007, respectively.

	2010	2011	2012	2013	2014	Thereafter
Future minimum lease payments are as follows:	$146,754	$146,783	$147,782	$111,435	$111,704	$599,756

NOTE G – INCOME TAXES

The Company provides for Income Taxes in accordance with Statement of Financial Accounting Standards No. 109,   “Accounting for Income Taxes.”  Accordingly, deferred income tax assets and liabilities are computed and recognized for those differences that have future tax consequences and will result in net taxable or deductible amounts in future periods.  Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes.  The deferred tax liabilities and assets for USI result primarily from reserves, inventories, accrued liabilities and changes in the unremitted earnings of the Hong Kong Joint Venture.

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

For the fiscal year ended March 31, 2009, the Company has an accumulated net operating loss of approximately $1,440,114 that the Company will carryforward to offset future taxable income.  The Company generated $157,249 of foreign tax credits for the period.  In addition, $694,792 in foreign tax credits became available to carryforward as a result of the carryback of net operating losses to prior tax years.  Accordingly, at March 31, 2009, the Company has $1,240,239 of foreign tax credit carryforward available to offset future federal income taxes.

For the fiscal year ended March 31, 2008, the Company generated a net operating loss of approximately $3,320,000 that the Company elected to carryback to offset prior taxable income.  In addition, the Company generated $132,439 of foreign tax credits for the period.  Accordingly, at March 31, 2008, the Company had $388,744 of foreign tax credit carryforward available to offset future federal income taxes.

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

The components of income tax expense (benefit) from continuing operations for the Company are as follows:

	March 31,
	2009	2008	2007
Current expense (benefit)
U.S. Federal	$608,794	$581,300	$1,425,522
U.S. State	64,943	62,300	215,308
	673,737	643,600	1,640,830
Deferred expense (benefit)	(214,355)	(131,365)	(280,040)
Total income tax expense (benefit)	$459,382	$512,235	$1,360,790

Significant components of USI’s deferred tax assets and liabilities are as follows:

	March 31,
	2009	2008
Deferred tax assets:
Financial statement accruals and allowances	$230,646	$210,297
Inventory uniform capitalization	123,298	63,052
Stock option compensation	7,477	7,477
Net operating loss carryforward	540,043	1,245,112
Foreign tax credit carryforward	1,240,239	388,198
Net deferred tax asset	$2,141,703	$1,914,136

The reconciliation between the statutory federal income tax provision and the actual effective tax provision for continuing operations is as follows:

	Years ended March 31,
	2009	2008	2007
Federal tax (benefit) expense at statutory rate (34%) before loss carryforward	$646,584	$1,134,575	$2,534,402
Non-patriated earnings of Hong Kong Joint Venture	(114,275)	(282,251)	(635,549)
Foreign tax credit net of gross up for US portion of foreign taxes	(157,249)	(197,311)	(922,282)
Reversal of Canadian net operating loss benefit	-	-	40,410
State income tax (benefit) expense, net of federal tax effect	64,943	62,568	195,852
Permanent differences	19,379	13,419	14,543
Change in temporary differences	-	(218,765)	133,414
Provision for income tax expense (benefit)	$459,382	$512,235	$1,360,790

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

Balance at April 1, 2008	$236,000

Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-

Balance at March 31, 2009	$236,000

The total liability for unrecognized tax benefits, as of March 31, 2009, was $245,324.  That amount, if ultimately recognized, would reduce the Company’s annual effective tax rate.  The Company has concluded that none of this amount will be paid within the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense.  Cumulatively, at March 31, 2009, the Company has accrued and recognized approximately $9,324 in interest and penalties, of which 4,164 is accrued for the fiscal year ended March 31, 2009.

NOTE H - SHAREHOLDERS’ EQUITY

Common Stock - During the year ended March 31, 2008, the Company issued 12,255 shares of its common stock, all of which were issued on the exercise of employee stock options for total proceeds of $126,678.

Stock Repurchase Program – In July 2008, the Company announced a stock buyback program and authorized the purchase of up to 100,000 shares of common stock.  Shares may be purchased from time to time under this program in the open market, through block trades and/or in negotiated transactions.  Unless extended by the Company’s Board of Directors, the program will terminate when 100,000 shares of common stock have been repurchased by the Company pursuant to the program (unless increased or decreased by the Board of Directors).

During the fiscal year ended March 31, 2009, 78,847 shares were repurchased under this program.  Subsequent to March 31, 2009, an additional 21,133 shares were repurchased, resulting in a total of 99,980 shares repurchased at an average price of $3.71 per share.

Stock Options - Under terms of the Company’s now expired 1978 Non-Qualified Stock Option Plan, as amended, 1,170,369 shares of common stock are reserved for the granting of stock options, of which 1,149,638 shares have been issued as of March 31, 2009.  Under provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable. All options expire five years from the date of grant and have an exercise price at least equal to the market price at the date of grant. The options usually vest at 25% a year over four years.

In March 2009, 25,000 options were issued at $3.25 for restricted shares of the Company’s common stock.  These options will be fully vested after one year with a right to exercise until March 2014.

The following tables summarize the status of outstanding stock options at March 31, 2009 and option transactions for the three years then ended:

Status as of March 31, 2009	Number of Shares
Presently exercisable	72,422
Exercisable in future years	25,000

Total outstanding	97,422

Outstanding options:
Number of holders	16
Average exercise price per share	$10.47
Expiration dates	April 2009 to March 2014

Transactions for the Three Years Ended March 31, 2009:	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2007	101,176
Granted	0	0.00
Canceled	0	0.00
Exercised	(12,255)	10.40

Outstanding at March 31, 2008	88,921
Granted	25,000	3.25
Canceled	(16,499)	0.00
Exercised	-	0.00

Outstanding at March 31, 2009	97,422

The following table summarizes information about stock options outstanding at March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs)	Number of Shares	Weighted Average Exercise Price

$3.25	25,000	3.25	5.00	0	3.25
$7.68 to $9.99	4,666	8.27	0.31	4,666	8.27
$10.00 to $12.99	39,329	11.27	1.00	39,329	11.27
$13.00 to $16.09	28,427	16.09	2.00	28,427	16.09
	97,422			72,422

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; no annual dividends, expected volatility of 64.05%, risk-free interest rate of 0.5% and expected lives of five years. The weighted-average fair value of the stock options granted in 2006 was $8.29 per share.

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

On June 11, 2003, Walter Kidde Portable Equipment, Inc. (“Kidde”) filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 03cv00537), alleging that certain of the Company’s AC powered/battery backup smoke detectors infringe a patent acquired by Kidde (US 4,972,181). Kidde was seeking injunctive relief and damages to be determined at trial.  On March 31, 2006, following numerous procedural and substantive rulings which the Company believes were favorable to the Company, Kidde obtained dismissal, without prejudice, of its suit. On November 28, 2005, prior to the March 31, 2006 dismissal of the original suit, Kidde filed a second lawsuit in the same court (Case No. 05cv1031) based on virtually identical infringement allegations as the earlier case. Discovery is now closed in this second case. Although the asserted patent is now expired, prior to its expiration, the Company sought and has now successfully obtained re-examination of the asserted patent in the United States Patent and Trademark Office (USPTO) largely based on the references cited and analysis presented by the Company which correspond to defenses raised in the litigation. In September, the USPTO rejected all of the claims asserted against the Company based on the references. Kidde responded to the rejection to which further action by the USPTO is pending. Kidde also filed for and the Court granted a stay of the litigation pending the conclusion of the reexamination. The USPTO action fully supports the Company’s substantive position and its defenses to Kidde. The Company and its counsel believe that regardless of the outcome of the reexamination, the Company has significant defenses relating to the patent in suit. In the event of an unfavorable outcome, the amount of any potential loss to the Company is not yet determinable.

On June 25, 2008, Maple Chase Company which was acquired in January 2008 by United Technologies Corporation (which also owns Walter Kidde Portable Equipment, Inc.), filed a civil suit against the Company in the United States District Court for the Northern District of Illinois (Case No. 08cv3641) for patent infringement of Re 33920, a patent that expired in March of 2007. On January 13, 2009, the Court granted permission to substitute Kidde for Maple Chase as the party plaintiff. This action involves the same patent that formed the basis of the suit filed by Maple Chase against the Company in February 2004 (Case No. 03cv07205). In that case, the Company successfully sought and obtained reexamination of the asserted patent in the USPTO based on the references cited and analysis presented by the Company. In April 2005, the Court dismissed the earlier case subject to the outcome of the reexamination. After pending for more than three years and after the expiration of the patent, a Reexamination Certificate was granted confirming patentability of many of the claims and canceling the remaining claims. The 2008 case asserts infringement of the claims emerging out of reexamination and is in its preliminary stages where discovery has just commenced. The Company believes that it has meritorious and substantial technical defenses to the action and that it is entitled to a number of legal/equitable defenses due to the long period of inaction and acquiescence by Kidde/Maple Chase and its predecessors. The amount, if any, of potential loss to the Company is not yet determinable. The Company intends to vigorously defend the suit and press its pending counterclaims.

On August 21, 2008, Kidde again filed a civil suit against the Company for patent infringement (Case No. 08cv2202) but this time in the United States District Court for the District of Maryland. Kidde accuses the Company of infringement of US patent 6,791,453 by communication protocols for interconnected hazardous condition (smoke, heat and Carbon monoxide) alarms sold by the Company. The Company believes that it has meritorious and substantial technical defenses to the action. The amount, if any, of potential loss to the Company is not yet determinable. The Company intends to vigorously defend the suit and press its pending counter and third party claims.

On September 25, 2008, the Company with its Answer and Counterclaims to Kidde filed a third-party Complaint against United Technologies Corporation in the United States District Court for the District of Maryland in Case No. 08cv2202 for the predatory litigation campaign by the defendant and its subsidiary, Kidde. On December 17, 2008, the Company filed a motion to amend its Answer and Counterclaims seeking injunctive and antitrust damages which was unsuccessfully opposed by both Kidde and UTC. On March 31, 2009, Kidde filed a defective request for reexamination of the ‘453 patent. On April 9, 2009, after Kidde filed corrected papers, the re-examination request was formalized and is currently pending determination by the USPTO. Kidde has also recently filed a motion to stay the litigation pending the outcome of the Re-examination. The Company is opposing that pending motion. In April, the Court also issued a schedule requiring the parties to define, present and argue their respective patent claim interpretations over the summer and into the fall of 2009. Otherwise, the case is in the initial discovery phase. The Company intends to vigorously prosecute its claims.

NOTE J - MAJOR CUSTOMERS

The Company is primarily a distributor of safety products for use in home and business under both its tradenames and private labels for other companies. As described in Note C, the Company’s purchased a majority of its products from its 50% owned Hong Kong Joint Venture.

The Company has one customer, The Home Depot, which represented 46.6%, 37.0% and 11.09% of the Company’s product sales during the periods ended March 31, 2009, 2008 and 2007, respectively.

NOTE K - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly Results of Operations (Unaudited):

The unaudited quarterly results of operations for fiscal years 2009 and 2008 are summarized as follows:

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
2009
Net sales	$6,192,801	$8,381,379	$5,595,049	$5,928,367
Gross profit	1,577,066	1,891,273	1,337,785	1,293,846
Income from continuing operations	457,139	656,301	292,513	36,383
Income (loss) from discontinued operations	(53,659)	3,434,913	-	41,767
Income per share from continuing operations:
Basic	0.18	0.26	0.12	0.02
Diluted	0.18	0.26	0.12	0.02
Income (loss) per share from Discontinued operations:
Basic	(0.02)	1.38	-	0.02
Diluted	(0.02)	1.38	-	0.02
Net income – basic	0.16	1.64	0.12	0.03
Net income - diluted	0.16	1.64	0.12	0.03

2008
Net sales	10,449,343	8,967,740	7,776,986	6,677,293
Gross profit	2,715,334	1,942,354	1,825,486	1,386,882
Income (loss) from continuing operations	1,204,844	802,107	780,207	37,591
(Loss) from discontinued operations	(413,842)	(483,977)	(2,415,996)	(5,079,848)
Income per share from continuing operations:
Basic	0.49	0.32	0.31	0.02
Diluted	0.48	0.32	0.31	0.02
(Loss) per share from discontinued operations:
Basic	(0.17)	(0.19)	(0.97)	(2.04)
Diluted	(0.17)	(0.19)	(0.97)	(2.04)
Net income (loss) – basic	0.32	0.13	(0.66)	(2.02)
Net income (loss) – diluted	0.31	0.13	(0.66)	(2.02)

NOTE L – RETIREMENT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code.  All full-time employees who have completed 12 months of service are eligible to participate.  Employees are permitted to contribute up to the amounts prescribed by law.  The Company may provide contributions to the plan consisting of a matching amount equal to a percentage of the employee’s contribution, not to exceed four percent (4%).  Employer contributions were $55,059 and $61,485 for the year’s ended March 31, 2009 and 2008.

SCHEDULE II

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	Balance at beginning of year	Charged to cost and expenses	Deductions	Balance at end of year

Year ended March 31, 2009
Allowance for doubtful accounts	$15,000	$80,927	$0	$95,927

Year ended March 31, 2008
Allowance for doubtful accounts	$15,000	$0	$0	$15,000

Year ended March 31, 2007
Allowance for doubtful accounts	$15,000	$0	$0	$15,000

Year ended March 31, 2009
Allowance for inventory reserve	$40,000	$164,309	$0	$204,309

Year ended March 31, 2008
Allowance for inventory reserve	$40,000	$0	$0	$40,000

Year ended March 31, 2007
Allowance for inventory reserve	$40,000	$0	$0	$40,000

S-1

Report and Financial Statements

Eyston Company Limited

For the year ended 31 March 2009

Expressed in Hong Kong dollars ("HK$")

Report of independent registered
public accounting firm

To the Board of Directors of Eyston Company Limited

We have audited the accompanying consolidated balance sheets of Eyston Company Limited and subsidiaries ("the Company"), as of March 31, 2009 and 2008, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended March 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2009 and 2008, and the consolidated results of its income and its cash flows for each of the three years in the period ended March 31, 2009, in accordance with Hong Kong Financial Reporting Standards.

Grant Thornton
Certified Public Accountants
13th Floor, Gloucester Tower
The Landmark
15 Queen's Road Central
Hong Kong

15 June 2009

Consolidated income statement
for the year ended 31 March

	Notes	2009	2008	2007
		HK$	HK$	HK$

Turnover	5	281,284,464	235,060,421	320,142,022

Cost of sales		(206,656,292)	(176,141,949)	(213,147,126)

Gross profit		74,628,172	58,918,472	106,994,896

Other income	6	2,612,487	5,350,795	4,693,192

Administrative expenses		(41,204,939)	(34,379,717)	(37,260,187)

Profit from operations		36,035,720	29,889,550	74,427,901

Finance costs	7	(112,823)	(210,016)	(405,953)

Profit before income tax	8	35,922,897	29,679,534	74,021,948

Income tax expense	9	(4,541,928)	(4,173,251)	(8,848,735)

Profit for the year	10	31,380,969	25,506,283	65,173,213

Dividends	11	15,068,948	16,716,167	29,866,722

Consolidated balance sheet
as at 31 March

	Notes	2009	2008
		HK$	HK$

ASSETS AND LIABILITIES

Non-current assets
Property, plant and equipment	12	64,214,954	59,767,941
Advanced lease payments	13	14,353,995	14,023,266
Available-for-sale financial assets	14	21,667,859	7,902,216
Pledged bank balances	19	567,050	-
		100,803,858	81,693,423
Current assets
Inventories	16	27,845,689	28,354,497
Available-for-sale financial assets	14	-	15,633,540
Trade and other receivables	17	5,184,715	5,674,634
Amount due from a shareholder	20	13,940,881	9,392,116
Cash and cash equivalents	19	63,880,318	50,687,596
		110,851,603	109,742,383
Current liabilities
Trade and other payables		17,231,889	21,499,786
Obligations under finance lease		21,000	21,000
Amount due to a related company	20	3,381,063	2,329,153
Dividend payable	21	11,700,000	11,700,000
Loans from shareholders	22	2,868,954	2,868,954
Collateralised bank advances	23	341,250	971,312
Provision for taxation		4,196,701	1,199,326
		39,740,857	40,589,531
Net current assets		71,110,746	69,152,852

Non-current liabilities
Obligations under finance lease		31,700	52,700
Deferred tax liabilities	24	366,752	587,877
Net assets		171,516,152	150,205,698

EQUITY

Share capital	25	200	200
Reserves	26	171,515,952	150,205,498
		171,516,152	150,205,698

Balance sheet
as at 31 March

	Notes	2009	2008
		HK$	HK$
ASSETS AND LIABILITIES

Non-current assets
Property, plant and equipment	12	7,353,332	10,169,509
Advanced lease payments	13	407,310	668,775
Available-for-sale financial assets	14	21,667,859	7,902,216
Interests in subsidiaries	15	106,690,967	94,990,967
Pledged bank balances	19	567,050	-
		136,686,518	113,731,467
Current assets
Inventories	16	27,845,689	28,354,497
Available-for-sale financial assets	14	-	15,633,540
Other receivables		1,612,623	1,033,057
Amounts due from subsidiaries	18	28,278,839	22,846,582
Tax prepaid		-	1,083,171
Cash and cash equivalents	19	47,574,236	31,612,771
		105,311,387	100,563,618
Current liabilities
Trade and other payables		12,437,284	17,513,855
Obligations under finance lease		21,000	21,000
Amount due to a related company	20	3,381,063	2,329,153
Dividend payable	21	11,700,000	11,700,000
Loans from shareholders	22	2,868,954	2,868,954
Provision for taxation		1,889,364	-
		32,297,665	34,432,962
Net current assets		73,013,722	66,130,656

Non-current liabilities
Obligations under finance lease		31,700	52,700
Deferred tax liabilities	24	366,752	587,877
Net assets		209,301,788	179,221,546

EQUITY

Share capital	25	200	200
Reserves	26	209,301,588	179,221,346
		209,301,788	179,221,546

Consolidated statement of changes in equity

	Share capital	Exchange reserve		Fair value reserve	Retained profits	Total
	HK$	HK$		HK$	HK$	HK$

Balance at 1 April 2006	200	649,522		(750,629)	98,664,880	98,563,973

Change in fair value of available-for-sale financial assets	-	-		292,456	-	292,456
Exchange differences arising on translation of a subsidiary	-	2,538,341		-	-	2,538,341
Profit for the year	-	-		-	65,173,213	65,173,213
Total recognised income and expense for the year	-	2,538,341		292,456	65,173,213	68,004,010
Dividends	-	-		-	(29,866,722)	(29,866,722)
Balance at 31 March 2007 and 1 April 2007	200	3,187,863		(458,173)	133,971,371	136,701,261

Change in fair value of available-for-sale financial assets	-	-		577,549	-	577,549
Exchange differences arising on translation of a subsidiary	-	4,136,772		-	-	4,136,772
Profit for the year	-	-		-	25,506,283	25,506,283
Total recognised income and expense for the year	-	4,136,772		577,549	25,506,283	30,220,604
Dividends	-	-		-	(16,716,167)	(16,716,167)
Balance at 31 March 2008 and 1 April 2008	200	7,324,635		119,376	142,761,487	150,205,698

Change in fair value of available-for-sale financial assets	-	-		(44,862)	-	(44,862)
Exchange differences arising on translation of a subsidiary	-	5,043,295		-	-	5,043,295
Profit for the year	-	-		-	31,380,969	31,380,969
Total recognised income and expense for the year	-	5,043,295		(44,862)	31,380,969	36,379,402
Dividends	-	-		-	(15,068,948)	(15,068,948)
Balance at 31 March 2009	200	12,367,930	*	74,514 *	159,073,508 *	171,516,152

*These reserve accounts comprise the consolidated reserves of HK$171,515,952 (2008: HK$150,205,498) in the consolidated balance sheet.

Consolidated cash flow statement
for the year ended 31 March

	2009	2008	2007
	HK$	HK$	HK$

Cash flows from operating activities
Profit before income tax	35,922,897	29,679,534	74,021,948
Adjustments for :
Amortisation of advanced lease payments	581,797	427,392	424,328
Depreciation of property, plant and equipment	8,721,931	10,166,942	5,752,971
Exchange loss on available-for-sale financial assets	420,648	-	-
(Profit)/Loss on disposal of available-for-sale financial assets	(61,620)	34,344	87,565
Loss/(Gain) on disposal of property, plant and equipment	42,989	(94)	(347,500)
Interest expense	112,823	210,016	405,953
Interest income	(1,413,626)	(2,384,538)	(2,289,039)
Operating profit before working capital changes	44,327,839	38,133,596	78,056,226
(Increase)/Decrease in amount due from a shareholder	(10,380,402)	8,427,746	(26,272,135)
Decrease/(Increase) in inventories	508,808	2,086,586	(11,518,178)
Decrease/(Increase) in trade and other receivables	489,919	3,534,879	(928,730)
Increase in pledged bank balances	(567,050)	-	-
Decrease in loan to a shareholder	-	1,950,000	1,950,000
Increase /(Decrease) in amount due to a related company	1,051,910	(953,842)	4,199,312
(Decrease)/Increase in obligations under finance lease	(21,000)	(21,000)	94,700
(Decrease)/Increase in amount due to director	-	(200,000)	200,000
Decrease in collateralised bank advances	(630,062)	(1,881,850)	(581,960)
(Decrease)/Increase in trade and other payables	(4,338,444)	(1,186,388)	1,841,637
Cash generated from operations	30,441,518	49,889,727	47,040,872
Interest received	1,413,626	2,384,538	2,289,039
Interest paid	(112,823)	(210,016)	(405,953)
Dividends paid	(9,237,311)	(14,191,182)	(24,349,341)
Hong Kong profits tax paid	(1,782,192)	(8,523,843)	(4,025,500)
Net cash generated from operating activities	20,722,818	29,349,224	20,549,117

Cash flows from investing activities
Purchase of property, plant and equipment	(9,724,320)	(11,715,474)	(18,006,982)
Addition of land use rights	-	(3,938,000)	(990,000)
Purchase of available-for-sale financial assets	(22,013,993)	-	-
Proceeds from disposal of available-for-sale financial assets	23,478,000	-	7,659,776
Proceeds from disposal of property, plant and equipment	-	36,500	363,865
Net cash used in investing activities	(8,260,313)	(15,616,974)	(10,973,341)
Net increase in cash and cash equivalents	12,462,505	13,732,250	9,575,776

Cash and cash equivalents at beginning of the year	50,687,596	36,853,474	26,322,005

Effect of foreign exchange rate changes, net	730,217	101,872	955,693

Cash and cash equivalents at end of the year	63,880,318	50,687,596	36,853,474

Notes to the financial statements
for the year ended 31 March 2009

1.	GENERAL INFORMATION
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

The financial statements on pages 2 to 39 have been prepared in accordance with Hong Kong Financial Reporting Standards ("HKFRSs") which collective term includes all applicable individual Hong Kong Financial Reporting Standards, Hong Kong Accounting Standards and Interpretations issued by the Hong Kong Institute of Certified Public Accountants ("HKICPA") and the requirements of the Hong Kong Companies Ordinance.

The financial statements for the year ended 31 March 2009 were approved for issue by the board of directors on 15 June 2009.

2.	ADOPTION OF NEW AND AMENDED HKFRSs
2.1	Impact of new and amended HKFRSs which are effective during the year
In the current year, the group has applied, for the first time, the following new standards, amendments and interpretations (the "new HKFRSs") issued by the HKICPA, which are relevant to and effective for the group's financial statements  for the annual period beginning on 1 April 2008:

HK (IFRIC) – Int 11	HKFRS 2: Group and Treasury Share Transactions
HKAS 39 & HKFRS 7 (Amendments)	Reclassification of Financial Assets

The new HKFRSs had no material effect on how the results and financial position for the current and prior periods have been prepared and presented. Accordingly, no prior period adjustment is required.

2.	ADOPTION OF NEW AND AMENDED HKFRSs (Continued)
2.2	Impact of new and amended HKFRSs which are issued but not yet effective
At the date of authorisation of these financial statements, the following new and amended HKFRSs have been published but are not yet effective, and have not been adopted early by the group.

HKAS 1 (Revised)	Presentation of Financial Statements [1]
HKAS 23 (Revised)	Borrowing Costs [1]
HKAS 27 (Revised)	Consolidated and Separate Financial Statements [2]
HKAS 32 & HKAS 1 (Amendments)	Puttable Financial Instruments and Obligations Arising on Liquidation [1]
HKAS 39 (Amendment)	Eligible Hedged Items [2]
HKFRS 1 (Revised)	First-time Adoption of Hong Kong Financial Reporting Standards [2]
HKFRS 1 & HKAS 27 (Amendments)	Cost of an Investment in a Subsidiary, Jointly Controlled Entity or Associate [1]
HKFRS 2 (Amendment)	Share-based Payment – Vesting Conditions and Cancellations [1]
HKFRS 3 (Revised)	Business Combinations [2]
HKFRS 7 (Amendment)	Financial Instruments: Disclosures – Improving Disclosures about Financial Instruments [1]
HKFRS 8	Operating Segments [1]
HK(IFRIC) – Int 9 & HKAS 39 (Amendments)	Reassessment of Embedded Derivatives and Financial Instruments: Recognition and Measurement – Embedded Derivatives [5]
HK(IFRIC) – Int 13	Customer Loyalty Programmes [3]
HK(IFRIC) – Int 15	Agreements for the Construction of Real Estate [1]
HK(IFRIC) – Int 16	Hedges of a Net Investment in a Foreign Operation [4]
HK(IFRIC) – Int 17	Distributions of Non-cash Assets to Owners [2]
HK(IFRIC) – Int 18	Transfers of Assets from Customers [2]
Various	Annual Improvements to HKFRSs 2008 [6]

Notes
[1]	Effective for annual periods beginning on or after 1 January 2009
[2]	Effective for annual periods beginning on or after 1 July 2009
[3]	Effective for annual periods beginning on or after 1 July 2008
[4]	Effective for annual periods beginning on or after 1 October 2008
[5]	Effective for annual periods ending on or after 30 June 2009
[6]	Generally effective for annual periods beginning on or after 1 January 2009 unless otherwise stated in the specific HKFRS

The directors anticipate that all of the pronouncements will be adopted in the group's accounting policy for the first period beginning after the effective date of the pronouncements.

Among these new standards and interpretations, HKAS 1 (Revised) Presentation of Financial Statements is expected to materially change the presentation of the group’s financial statements. The amendments affect the presentation of owner changes in equity and introduce a statement of comprehensive income. The group will have the option of presenting items of income and expenses and components of other comprehensive income either in a single statement of comprehensive income with subtotals, or in two separate statements (a separate income statement followed by a statement of comprehensive income). The amendment does not affect the financial position or results of the group but will give rise to additional disclosures.

2.	ADOPTION OF NEW AND AMENDED HKFRSs (Continued)
2.2	Impact of new and amended HKFRSs which are issued but not yet effective (Continued)
The directors are currently assessing the impact of other new and amended HKFRSs upon initial application.  So far, the directors have preliminary concluded that the initial application of these HKFRSs is unlikely to have a significant impact on the group's results and financial position.

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
The consolidated financial statements include the financial statements of the company and its subsidiaries made up to 31 March each year.

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

Business combinations (other than for combining entities under common control) are accounted for by applying the purchase method.  This involves the estimation of fair value of all identifiable assets and liabilities, including contingent liabilities of the subsidiary, at the acquisition date, regardless of whether or not they were recorded in the financial statements of the subsidiary prior to acquisition.  On initial recognition, the assets and liabilities of the subsidiary are included in the consolidated balance sheet at their fair values, which are also used as the bases for subsequent measurement in accordance with the group's accounting policies.

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
Property, plant and equipment are stated at acquisition cost less accumulated depreciation and accumulated impairment losses.

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

The assets' residual values, depreciation methods and useful lives are reviewed, and adjusted if appropriate, at each balance sheet date.

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
Inventories are stated at the lower of cost and net realisable value.  Cost is determined using first-in, first-out method and, in case of work in progress and finished goods, comprise direct materials, direct labour and an appropriate proportion of overheads.  Net realisable value is the estimated selling price in the ordinary course of business less estimated cost  of completion and applicable selling expenses.

3.6	Financial assets
The group's accounting policies for financial assets other than investments in subsidiaries are set out below.

Classification of financial assets
Financial assets other than hedging instruments are classified into the following categories: (i) loans and receivables, and (ii) available-for-sale financial assets.

(i)	Loans and receivables
Loans and receivables are non-derivative financial assets with fixed or determinable payments that are not quoted in an active market.  Loans and receivables are subsequently measured at amortised cost using the effective interest method, less any impairment losses.  Amortised cost is calculated taking into account any discount or premium on acquisition and includes fees that are an integral part of the effective interest rate and transaction cost.

(ii)	Available-for-sale financial assets
Available-for-sale financial assets include non-derivative financial assets that do not qualify for inclusion in any of the other categories of financial assets.  All financial assets within this category are subsequently measured at fair value.  Gain or loss arising from a change in the fair value excluding any dividend and interest income is recognised directly in equity, except for impairment losses and foreign exchange gains and losses on monetary assets, until the financial asset is derecognised, at which time the cumulative gain or loss previously recognised in equity would be recycled to income statement.  Upon disposal, the cumulative gain or loss previously recognised in equity is transferred to the income statement.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.6	Financial assets (Continued)
(ii)	Available-for-sale financial assets (Continued)
The fair value of available-for-sale monetary assets denominated in a foreign currency is determined in that foreign currency and translated at the spot rate at the reporting date.  The change in fair value attributable to translation differences that result from a change in amortised cost of the asset is recognised in profit or loss, and other changes are recognised in equity.

Management determines the classification of its financial assets at initial recognition depending on the purpose for which the financial assets were acquired and, where allowed and appropriate, re-evaluates this designation at every reporting date.

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

Objective evidence of impairment of individual financial assets includes observable data that comes to the attention of the group about one or more of the following loss events:

-	significant financial difficulty of the debtor;
-	a breach of contract, such as a default or delinquency in interest or principal payments;
-	it becoming probable that the debtor will enter bankruptcy or other financial reorganisation;
-	significant changes in the technological, market, economic or legal environment that have an adverse effect on the debtor; and
-	a significant or prolonged decline in the fair value of an investment in an equity instrument below its cost.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.6	Financial assets (Continued)
Impairment of financial assets (Continued)
Loss events in respect of a group of financial assets include observable data indicating that there is a measurable decrease in the estimated future cash flows from the group of financial assets. Such observable data includes but not limited to adverse changes in the payment status of debtors in the group and, national or local economic conditions that correlate with defaults on the assets in the group.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.6	Financial assets (Continued)
Impairment of financial assets (Continued)
(ii)	Available-for-sale financial assets (Continued)
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

Where the recovery of trade receivables is considered doubtful but not remote, the impairment losses for doubtful receivables are recorded using an allowance account.  When the group is satisfied that recovery of trade receivables is remote, the amount considered irrecoverable is written off against trade receivables directly and any amounts held in the allowance account in respect of that receivable are reversed. Subsequent recoveries of amounts previously charged to the allowance account are reversed against the allowance account. Other changes in the allowance account and subsequent recoveries of amounts previously written off directly are recognised in income statement.

Impairment losses recognised in an interim period in respect of available for sale equity securities and unquoted equity securities carried at cost are not reversed in a subsequent period.

3.7	Cash and cash equivalents
Cash and cash equivalents include cash at bank and in hand, demand deposits with bank or financial institutions and short-terms highly liquid investments that are readily convertible into known amounts of cash and which are subject to an insignificant risk of change in value, having been within three months of maturity at acquisition.

3.8	Impairment of non-financial assets
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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.8	Impairment of non-financial assets (Continued)
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

Financial liabilities are recognised when the group becomes a party to the contractual agreements of the instrument.  All interest related charges are recognised as an expense in the income statement.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.9	Financial liabilities (Continued)
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

Any transaction costs associated with the issuing of shares are deducted from equity (net of any related income tax benefits) to the extent they are incremental cost directly attributable to the equity transaction that otherwise would have been avoided. The cost of an equity transaction that is abandoned are recognised as an expense.

3.12	Foreign currency translation
The consolidated financial statements are presented in Hong Kong Dollars (HK$), which is also the functional currency of the company.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.12	Foreign currency translation (Continued)
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
Deferred tax is calculated using the liability method on temporary differences at the balance sheet date between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. Deferred tax liabilities are generally recognised for all taxable temporary differences. Deferred tax assets are recognised for all deductible temporary differences, tax losses available to be carried forward as well as other unused tax credits, to the extent that it is probable that taxable profit will be available against which the deductible temporary differences, unused tax losses and unused tax credits can be utilised.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.14	Leases (Continued)
(iii)	Operating lease charges as the lessee
Where the group has the right to use of assets held under operating leases, payments made under the leases are charged to the income statement on a straight-line basis over the lease terms except where an alternative basis is more representative of the pattern of benefits to be derived from the leased assets.

3.15	Revenue recognition
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
For the purposes of these financial statements, a party is considered to be related to the group if:

(i)
the party has the ability, directly or indirectly through one or more intermediaries, to control the group or exercise significant influence over the group in making financial and operating policy decisions, or has joint control over the group;

(ii)	the group and the party are subject to common control;

(iii)	the party is an associate of the group or a joint venture in which the group is a venturer;

(iv)
the party is a member of key management personnel of the group or the group's parent, or a close family member of such an individual, or is an entity under the control, joint control or significant influence of such individuals;

(v)	the party is a close family member of a party referred to in (i) or is an entity under the control, joint control or significant influence of such individuals; or

(vi)	the party is a post-employment benefit plan which is for the benefit of employees of the group or of any entity that is a related party of the group.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.16	Related parties (Continued)
Close family members of an individual are those family members who may be expected to influence, or be influenced by, that individual in their dealings with the entity.

3.17	Provisions and contingent liabilities
Provisions are recognised when the group has a present obligation (legal or constructive) as a result of a past event, and it is probable that an outflow of economic benefits will be required to settle the obligation and a reliable estimate of the amount of the obligation can be made.  Where the time value of money is material, provisions are stated at the present value of the expenditure expected to settle the obligation. All provisions are reviewed at each balance sheet date and adjusted to reflect the current best estimate.

Where it is not probable that an outflow of economic benefits will be required, or the amount cannot be estimated reliably, the obligation is disclosed as a contingent liability, unless the probability of outflow of economic benefits is remote.  Possible obligations, whose existence will only be confirmed by the occurrence or non-occurrence of one or more future uncertain events not wholly within the control of the group are also disclosed as contingent liabilities unless the probability of outflow of economic benefits is remote.

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

Depreciation and amortisation
The group and company depreciates the property, plant and equipment on a straight-line basis over the estimated useful lives, starting from the date on which the assets are placed into productive use. The estimated useful lives reflect the directors' estimate of the periods that the group intends to derive future economic benefits from the use of the group's and company's property, plant and equipment.

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

Net realisable value of inventories
Net realisable value of inventories is the actual or estimated selling price in the ordinary course of business, less further costs of completion and the estimated costs necessary to make the sale. These estimates are based on the current market condition and the historical experience of selling products of similar nature. It could change significantly as a result of competitor actions in response to changes in market condition. Management reassesses these estimations at each balance sheet date.

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

5.	TURNOVER
Revenue, which is also the group's turnover, represents total invoiced value of goods supplied, less discounts and returns.

6.	OTHER INCOME

	2009	2008	2007
	HK$	HK$	HK$

Gain on disposal of available-for-sale financial assets	61,620	-	-
Gain on disposal of property, plant and equipment	-	94	347,500
Interest income	1,413,626	2,384,538	2,289,039
Rental income, less outgoings	271,985	268,800	268,800
Sundry income	865,256	2,697,363	1,787,853
	2,612,487	5,350,795	4,693,192

7.	FINANCE COSTS

	2009	2008	2007
	HK$	HK$	HK$

Interest charges on :
- Discounted bills	112,823	210,016	405,953

8.	PROFIT BEFORE INCOME TAX

	2009	2008	2007
	HK$	HK$	HK$

Profit before income tax is arrived at after charging/(crediting) :
Amortisation of advanced lease payments	581,797	427,392	424,328
Auditors' remuneration	306,505	285,000	270,000
Cost of inventories recognised as expenses	206,656,292	176,141,949	213,147,126
Depreciation of property, plant and equipment	8,721,931	10,166,942	5,752,971
Exchange loss/(gain), net	5,010,006	(203,865)	1,141,163
(Gain)/loss on disposal of available-for-sale financial assets	(61,620)	34,344	87,565
Loss/(Gain) on disposal of property, plant and equipment	42,989	(94)	(347,500)
Operating lease charges in respect of land and buildings	3,169,108	1,861,592	1,343,100
Retirement benefits scheme contributions	1,723,997	970,426 #	563,150	#
Staff costs (excluding retirement benefits scheme contributions)	27,101,257	23,882,056	23,430,733

 # Comparative figures have been reclassified to conform with the current year's presentation.

9.	INCOME TAX EXPENSE

	2009	2008	2007
	HK$	HK$	HK$

The tax charge comprises :
Hong Kong profits tax
- current year	4,649,786	3,908,368	6,480,183
- under provision in prior years	101,589	16,512	1,549

PRC Foreign Enterprise Income Tax
- current year	11,678	459,206	1,100,442
- (over)/under provision in prior years	-	(10,000)	732,849
	4,763,053	4,374,086	8,315,023

Deferred tax (Note 24)
- current year	(187,543)	(200,835)	533,712
- attributable to reduction in tax rate	(33,582)	-	-
	(221,125)	(200,835)	533,712
Total income tax expense	4,541,928	4,173,251	8,848,735

Hong Kong profits tax has been provided at the rate of 16.5% (2008 : 17.5% and 2007 : 17.5%) on the group's estimated assessable profits arising in Hong Kong for the year.

The Hong Kong SAR Government enacted a reduction in the Profits Tax Rate from 17.5% to 16.5% with effect from the year of assessment 2008 / 2009.  Accordingly, the relevant current and deferred tax liabilities have been calculated using the new tax rate of 16.5%.

9.	INCOME TAX EXPENSE (Continued)
The PRC enterprise income tax ("EIT") is computed according to the relevant laws and regulations in the PRC.  The applicable income tax rate was 25% for the year (2008: 33% and 25% and 2007: 33%).  Pursuant to the tax law passed by the Tenth National People's Congress on 16 March 2007, the new EIT rates for domestic and foreign enterprises in Mainland China are unified at 25% with effective from 1 January 2008.

Reconciliation between tax expense and accounting profit at applicable tax rates :

	2009	2008	2007
	HK$	HK$	HK$

Profit before income tax	35,922,897	29,679,534	74,021,948

Tax on profit before income tax, calculated at the rates applicable to profits in the tax jurisdictions concerned	4,728,140	4,649,735	12,867,002
Tax effect of non-deductible expenses	841,220	324,620	440,037
Tax effect of non-taxable revenue	(4,888,010)	(4,110,784)	(6,390,922)
Tax effect on temporary differences not recognised	287,661	715,642	(160,409)
Tax effect on unrecognised tax losses	3,504,910	2,587,526	1,358,629
Underprovision in prior years	101,589	6,512	734,398
Effect on opening deferred tax balances resulting from a reduction in tax rate during the year	(33,582)	-	-
Actual tax expense	4,541,928	4,173,251	8,848,735

10.	PROFIT ATTRIBUTABLE TO THE EQUITY HOLDERS OF THE COMPANY
Of the consolidated profit attributable to the equity holders of the company of  HK$31,380,969, HK$25,506,283 and HK$65,173,213 in 2009, 2008 and 2007 respectively, HK$45,194,052, HK$39,423,630 and HK$74,184,878 in 2009, 2008 and 2007 respectively have been dealt with in the financial statements of the company.

11.	DIVIDENDS

	2009	2008	2007
	HK$	HK$	HK$

Dividends attributable to the year :

First interim dividend of HK$543,472 (2008 : HK$2,524,985 and 2007 : HK$ HK$1,165,043) per share	1,086,944	5,049,970	2,330,086
Second interim dividend of HK$1,146,153 (2008 : HK$5,833,098 and 2007 : HK$4,352,339) per share	2,292,306	11,666,197	8,704,677
Third interim dividend of HK$3,375,558.50 (2008 : Nil and 2007 : HK$4,421,894) per share	6,751,117	-	8,843,788
Fourth interim dividend of HK$2,469,290.50 (2008 : Nil and 2007 : HK$4,994,086) per share	4,938,581	-	9,988,171
	15,068,948	16,716,167	29,866,722

12.	PROPERTY, PLANT AND EQUIPMENT
Group

	Buildings	Leasehold improvements	Construction in progress	Plant and machinery	Furniture and fixtures	Motor vehicles	Computer equipment and software	Total
	HK$	HK$	HK$	HK$	HK$	HK$	HK$	HK$
At 1 April 2007
Cost	38,684,246	10,630,874	609,886	48,310,888	5,204,128	5,589,456	2,130,013	111,159,491
Accumulated depreciation	(11,297,192)	(9,517,837)	-	(25,594,456)	(3,979,251)	(3,680,666)	(1,919,905)	(55,989,307)
Net book amount	27,387,054	1,113,037	609,886	22,716,432	1,224,877	1,908,790	210,108	55,170,184

Year ended 31 March 2008
Opening net book amount	27,387,054	1,113,037	609,886	22,716,432	1,224,877	1,908,790	210,108	55,170,184
Additions	-	-	6,780,946	3,958,891	73,740	790,251	111,646	11,715,474
Disposals	-	-	-	(34,300)	-	(2,106)	-	(36,406)
Depreciation	(2,256,840)	(463,581)	-	(5,907,397)	(443,656)	(904,600)	(190,868)	(10,166,942)
Exchange differences	1,878,883	-	345,123	679,609	79,145	100,412	2,459	3,085,631
Reclassifications	427,081	-	(628,941)	194,000	7,860	-	-	-
Closing net book amount	27,436,178	649,456	7,107,014	21,607,235	941,966	1,892,747	133,345	59,767,941

At 31 March 2008
Cost	40,995,158	10,630,874	7,107,014	53,262,896	5,407,450	6,609,833	2,249,796	126,263,021
Accumulated depreciation	(13,558,980)	(9,981,418)	-	(31,655,661)	(4,465,484)	(4,717,086)	(2,116,451)	(66,495,080)
Net book amount	27,436,178	649,456	7,107,014	21,607,235	941,966	1,892,747	133,345	59,767,941

Year ended 31 March 2009
Opening net book amount	27,436,178	649,456	7,107,014	21,607,235	941,966	1,892,747	133,345	59,767,941
Additions	-	167,723	7,781,535	1,713,093	7,579	47,660	6,730	9,724,320
Disposals	-	-	-	-	-	-	(42,989)	(42,989)
Depreciation	(2,379,031)	(266,935)	-	(4,876,238)	(439,574)	(677,036)	(83,117)	(8,721,931)
Exchange differences	1,848,918	-	725,095	780,320	61,157	69,941	2,182	3,487,613
Reclassifications	63,793	-	(1,245,354)	1,181,561	(2,736)	-	2,736	-
Closing net book amount	26,969,858	550,244	14,368,290	20,405,971	568,392	1,333,312	18,887	64,214,954

At 31 March 2009
Cost	42,915,495	10,798,597	14,368,290	56,169,704	5,528,247	6,893,273	2,214,668	138,888,274
Accumulated depreciation	(15,945,637)	(10,248,353)	-	(35,763,733)	(4,959,855)	(5,559,961)	(2,195,781)	(74,673,320)
Net book amount	26,969,858	550,244	14,368,290	20,405,971	568,392	1,333,312	18,887	64,214,954

12.	PROPERTY, PLANT AND EQUIPMENT (Continued)
Company

	Buildings	Leasehold improvements	Plant and machinery	Furniture and fixtures	Motor vehicles	Computer equipment and software	Total
	HK$	HK$	HK$	HK$	HK$	HK$	HK$
At 1 April 2007
Cost	2,829,732	2,599,402	12,627,898	1,689,183	1,944,233	1,324,164	23,014,612
Accumulated depreciation	(2,230,721)	(1,677,075)	(1,195,227)	(1,401,327)	(1,896,528)	(1,147,988)	(9,548,866)
Net book amount	599,011	922,327	11,432,671	287,856	47,705	176,176	13,465,746

Year ended 31 March 2008
Opening net book amount	599,011	922,327	11,432,671	287,856	47,705	176,176	13,465,746
Additions	-	-	421,454	-	-	80,551	502,005
Disposals	-	-	(34,300)	-	-	-	(34,300)
Depreciation	(141,487)	(276,861)	(3,036,258)	(107,531)	(47,705)	(154,100)	(3,763,942)
Closing net book amount	457,524	645,466	8,783,567	180,325	-	102,627	10,169,509

At 31 March 2008
Cost	2,829,732	2,599,402	13,015,052	1,689,183	1,944,233	1,399,675	23,477,277
Accumulated depreciation	(2,372,208)	(1,953,936)	(4,231,485)	(1,508,858)	(1,944,233)	(1,297,048)	(13,307,768)
Net book amount	457,524	645,466	8,783,567	180,325	-	102,627	10,169,509

Year ended 31 March 2009
Opening net book amount	457,524	645,466	8,783,567	180,325	-	102,627	10,169,509
Additions	-	167,724	575,295	-	-	-	743,019
Disposals	-	-	-	-	-	(42,989)	(42,989)
Depreciation	(141,487)	(262,945)	(2,976,067)	(79,541)	-	(56,167)	(3,516,207)
Closing net book amount	316,037	550,245	6,382,795	100,784	-	3,471	7,353,332

At 31 March 2009
Cost	2,829,732	2,767,126	13,590,347	1,683,983	1,944,233	1,340,756	24,156,177
Accumulated depreciation	(2,513,695)	(2,216,881)	(7,207,552)	(1,583,199)	(1,944,233)	(1,337,285)	(16,802,845)
Net book amount	316,037	550,245	6,382,795	100,784	-	3,471	7,353,332

13.	ADVANCED LEASE PAYMENTS
The group's advanced lease payments represent up-front payments to acquire long term interests in the usage of land held in Mainland China on leases of between 10 to 50 years.

	Group		Company
	2009	2008	2009	2008
	HK$	HK$	HK$	HK$

Land use rights	13,946,685	13,354,491	-	-
Advanced lease payments, net	407,310	668,775	407,310	668,775
	14,353,995	14,023,266	407,310	668,775

14.	AVAILABLE-FOR-SALE FINANCIAL ASSETS

	Group		Company
	2009	2008	2009	2008
	HK$	HK$	HK$	HK$

Available-for-sale financial assets :
Listed outside Hong Kong, at market value	21,667,859	23,535,756	21,667,859	23,535,756
Less: Portion included in current assets	-	(15,633,540)	-	(15,633,540)
Portion included in non-current assets	21,667,859	7,902,216	21,667,859	7,902,216

15.	INTERESTS IN SUBSIDIARIES
Company

	2009	2008
	HK$	HK$

Unlisted shares, at cost	106,890,975	95,190,975
Less : Impairment	(200,000)	(200,000)
	106,690,975	94,990,975

Amount due to a subsidiary	(8)	(8)
	106,690,967	94,990,967

At 31 March 2009 and 31 March 2008, the amount due to a subsidiary is unsecured, interest-free and has no fixed terms of repayment and the amounts due from subsidiaries are repayable on demand and accordingly, are classified as current assets (note 18).

15.	INTERESTS IN SUBSIDIARIES (Continued)
Details of the subsidiaries as at 31 March 2009 are as follows :

Name	Place of incorporation/ establishment	Nominal value of issued capital/ registered capital	Percentage of issued capital held by the company directly	Principal activities

Fujian Taisun Electronics Technologies Co., Ltd.	The PRC	US$15,000,000	100%	Manufacture of consumer electronic products

Fujian Taisun Fire Safety Technologies Co., Ltd.	The PRC	US$5,000,000	100%	Manufacture of consumer electronic products (operations not commenced yet)

Sound Well (Hong Kong) Co. Limited	Hong Kong	HK$200,000	100%	Trading of consumer electronic products and investment holding

Kimbager International Limited	British Virgin Islands	US$1	100%	Trading of machinery and equipment

Kimbager Limited	Hong Kong	HK$10,000	100%	Dormant

16.	INVENTORIES

	Group		Company
	2009	2008	2009	2008
	HK$	HK$	HK$	HK$

Raw materials	19,361,203	18,488,454	19,361,203	18,488,454
Work in progress	4,130,713	3,074,264	4,130,713	3,074,264
Finished goods	4,353,773	6,791,779	4,353,773	6,791,779
	27,845,689	28,354,497	27,845,689	28,354,497

17.	TRADE AND OTHER RECEIVABLES

	Group
	2009	2008
	HK$	HK$

Accounts receivable	2,888,368	2,428,718
Bills receivable	341,250	971,312
Deposits, prepayments and other receivables	1,955,097	2,274,604
	5,184,715	5,674,634

17.	TRADE AND OTHER RECEIVABLES (Continued)
At each of the balance sheet dates, the group’s trade receivables were individually determined to be impaired.  The group encountered difficulties in collection of certain trade receivables and appropriate provision for impairment has been made against these trade receivables.  The individually impaired receivables are recognised based on the credit history of the customers, such as financial difficulties or default in payments, and current market conditions.  Consequently, specific impairment provision was recognised.  The group does not hold any collateral over these balances.

Ageing analysis of trade receivables (including accounts receivables and bills receivables) that are past due but not impaired is as follows:

	Group
	2009	2008
	HK$	HK$

Neither past due nor impaired	707,850	1,861,234
0 – 30 days past due	2,521,768	1,538,796
	3,229,618	3,400,030

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

18.	AMOUNTS DUE FROM SUBSIDIARIES

	2009	2008
	HK$	HK$

Trade *	16,511,520	11,320,559
Non-trade **	13,404,310	12,501,170
	29,915,830	23,821,729
Less : Provision for impairment	(1,636,991)	(975,147)
	28,278,839	22,846,582

*	The amount is unsecured and arises from trading activities of which the settlement period is in accordance with normal commercial terms.

**	The amount is unsecured, interest-free and repayable on demand.

19.	CASH AND CASH EQUIVALENTS

	Group		Company
	2009	2008	2009	2008
	HK$	HK$	HK$	HK$

Bank and cash balances	57,930,200	35,944,286	41,624,118	16,869,461
Short-term deposits	5,950,118	14,743,310	5,950,118	14,743,310
Long-term deposit	567,050	-	567,050	-
	64,447,368	50,687,596	48,141,286	31,612,771

Less: Long-term pledged deposit-guarantee for electricity supply	(567,050)	-	(567,050)	-
	63,880,318	50,687,596	47,574,236	31,612,771

The effective interest rates of short-term bank deposits of the group ranged from 0.8% to 3.6% (2008: from 5.47% to 7.09%).  These deposits have maturity periods 31 days (2008: 31 days) on inception and are eligible for immediate cancellation without penalty but any interest for the last deposit period would be forfeited.   The effective interest rate of long-term deposit of the group was 1.71%.  The long-term deposit was denominated in RMB and deposited with bank in Mainland China as at 31 March 2009 (2008: Nil) to guarantee for the electricity supply of its manufacturing plant.

Deposits with banks earn interest at floating rates based on daily bank deposit rates.

At 31 March 2009, the group had cash and cash equivalents denominated in Reminbi ("RMB") amounting to approximately HK$6,797,444 (2008: HK$12,107,794), representing deposits placed with banks in Mainland China.

Renminbi is not freely convertible into foreign currencies.  Under the PRC's Foreign Exchange Control Regulations and Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, the group is permitted to exchange RMB for foreign currencies through banks which are authorised to conduct foreign exchange business.

20.	AMOUNT DUE FROM/(TO) A SHAREHOLDER / A RELATED COMPANY
The amount is unsecured, interest-free and repayable on demand.

21.	DIVIDEND PAYABLE
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

23.	COLLATERALISED BANK ADVANCES
This amount represents the recognition of the bills discounted with recourse at 31 March 2009.

24.	DEFERRED TAX
At 31 March 2009, the major deferred tax liabilities recognised in the balance sheets and the movements during the current and prior years :

Group and Company

Accelerated tax depreciation
HK$

Balance at 31 March 2007	788,712
Credit to income statement (Note 9)	(200,835)
Balance at 31 March 2008	587,877
Credit to income statement (Note 9)	(221,125)
Balance at 31 March 2009	366,752

	2009	2008
	HK$	HK$

Deferred tax liabilities recognised in the balance sheets of the group and company	366,752	587,877

At the balance sheet date, the major components of the deferred tax asset that has not been recognised is the temporary differences in respect of the tax loss and pre-operating expenses incurred by Fujian Taisun Electronics Technologies Co., Ltd. and Fujian Taisun Fire Safety Technologies Co., Ltd, the PRC subsidiaries of the company, of approximately HK$8,696,145 (2008: HK$5,198,144) and HK$378,689 (2008: HK$278,014), respectively, as it is not certain that future taxable profits will be available against which these deductible temporary difference may be utilised.

25.	SHARE CAPITAL

	2009	2007
	HK$	HK$

Authorised :
100 ordinary shares of HK$100 each	10,000	10,000

Issued and fully paid :
2 ordinary shares of HK$100 each	200	200

26.	RESERVES
The amounts of the group's reserves and the movements therein for the current and prior years are presented in consolidated statement of changes in equity on page 5 of the financial statements.

Company

	Retained profits	Fair value reserve	Total
	HK$	HK$	HK$

Balance at 1 April 2006	112,076,351	(750,629)	111,325,722

Profit for the year	74,184,878	-	74,184,878
Change in fair value of available-for-sale financial assets	-	292,456	292,456
Dividends	(29,866,722)	-	(29,866,722)
Balance at 31 March 2007 and 1 April 2007	156,394,507	(458,173)	155,936,334

Profit for the year	39,423,630	-	39,423,630
Change in fair value of available-for-sale financial assets	-	577,549	577,549
Dividends	(16,716,167)	-	(16,716,167)
Balance at 31 March 2008 and 1 April 2008	179,101,970	119,376	179,221,346

Profit for the year	45,194,052	-	45,194,052
Change in fair value of available-for-sale financial assets	-	(44,862)	(44,862)
Dividends	(15,068,948)	-	(15,068,948)
Balance at 31 March 2009	209,227,074	74,514	209,301,588

27.	OPERATING LEASE ARRANGEMENTS
At 31 March 2009, the total future minimum rental receivable under non-cancellable operating leases in respect of land and buildings are as follows :

	Group and Company
	2009	2008
	HK$	HK$

Within one year	77,701	82,581
In the second to fifth years	90,115	61,935
	167,816	144,516

27.	OPERATING LEASE ARRANGEMENTS (Continued)
At 31 March 2009, the total future minimum lease payments under non-cancellable operating leases in respect of land and buildings are payable as follows :

	Group		Company
	2009	2008	2009	2008
	HK$	HK$	HK$	HK$

Within one year	1,312,200	1,160,600	991,200	966,000
In the second to fifth years	2,219,000	3,059,000	2,093,000	3,059,000
	3,531,200	4,219,600	3,084,200	4,025,000

The group and the company lease land and buildings under operating leases.  The leases run for an initial period of one to five years, with an option to renew the leases at the expiry dates.  None of the leases includes contingent rentals.

28.	CAPITAL COMMITMENTS

	Group		Company
	2009	2008	2009	2008
	HK$	HK$	HK$	HK$

Contracted but not provided for the construction of the factory premises in the PRC	3,067,505	5,575,352	-	-
Capital contributions payable to PRC wholly-owned subsidiaries	-	-	49,309,580	61,009,580
	3,067,505	5,575,352	49,309,580	61,009,580

29.	CONTINGENT LIABILITIES
The current and prior years' tax provisions have been prepared on the basis that the management fees and bonuses are deductible in the determination of the assessable profits of the company and the company is entitled to the offshore claims.  During the year ended 31 March 2006, the company received enquiries from the Hong Kong Inland Revenue Department regarding these deductions and offshore claims.  As at the date of approval of these financial statements, the outcome of the enquiries is uncertain.  In the opinion of the directors, no provision for additional taxes is required.  The total contingent tax exposures to the group and company in respect of the deductions and offshore claims are estimated to be approximately HK$5.0 million and HK$23.3 million, respectively.

Except as disclosed above, the group and company have no contingent liabilities at 31 March 2009.

30.	DIRECTORS' REMUNERATION
Remuneration of the directors of the company disclosed pursuant to section 161 of the Hong Kong Companies Ordinance is as follows :

	Group			Company
	2009	2008	2007	2009	2008	2007
	HK$	HK$	HK$	HK$	HK$	HK$

Fees	-	-	-	-	-	-
Other emoluments	-	-	-	-	-	-

31.	RELATED PARTY TRANSACTIONS
In addition to the transactions and balances disclosed elsewhere in the financial statements, during the year, the group had the following transactions with related parties :

		Group
		2009	2008	2007
	Note	HK$	HK$	HK$

Transactions with a related company	(i)
Rental expense		2,864,308	1,581,655	1,080,000
Management fee expense		4,434,600	4,434,600	4,434,600
Management bonus expense		3,381,063	2,329,153	7,113,550
Purchase of motor vehicles		-	788,051	-

Transactions with a shareholder
Sales		177,267,419	152,324,873	148,477,931
Purchases		10,733,357	4,508,889	8,451,104
Sales commission expense		6,901,737	4,791,769	2,250,179
Interest income		-	103,997	195,000
Note:
(i)	The group entered into those transactions with Taisun Magnetics Limited, in which Mr. Lam Wai Shuen, Shiman and Dr. Lam Wai Wing, Malcolm, directors of the company, had interests.

32.	MAJOR NON-CASH TRANSACTION
During the year ended 31 March 2009, HK$5,831,637 (2008: HK$2,524,985 and 2007: HK$5,517,381) of the dividends for the year was settled through the current account with a shareholder.

During the year ended 31 March 2009, amount due to a related company of HK$Nil (2008: HK$3,830,555) was settled by the transfer of the available-for-sales financial assets at fair value.

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

Interest rate risk
The group is exposed to interest rate risk through the impact of interest rate changes on cash and cash equivalents. The interest rates of cash and cash equivalent of the group are disclosed in note 19. The group currently does not have an interest rate hedging policy. However, the directors monitor interest rate change exposure and will consider hedging significant interest rate exchange exposure should the need arises.

Interest rate sensitivity

At 31 March 2009, the group was exposed to changes in market interest rates through cash and cash equivalent, which are subject to variable interest rates. The following table illustrates the sensitivity of the profit after tax for the year and retained earnings to a change in interest rates of +1% and -1% (2008: +1% and -1%), with effect from the beginning of the year.  The calculations are based on the group's and the company's bank balance held at each balance sheet date. All other variables are held constant.

	Group		Company
	2009	2008	2009	2008
	HK$	HK$	HK$	HK$
If interest rates were 1% (2008: 1%) higher
Net profit for the year	644,473	506,868	481,413	316,128

If interest rates were 1% (2008: 1%) lower
Net profit for the year	(644,473)	(506,868)	(481,413)	(316,128)

33.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)
Price risk
The group is exposed to equity price risk through its investment in listed securities which are classified as available-for-sale financial assets.  The management manages this exposure by maintaining a portfolio of investments with different risk and return profiles and will consider hedging the risk exposure should the need arise. The group is not exposed to commodity price risk.

At 31 March 2009, if securities prices had increased/decreased by 1% and all other variables were held constant, fair value reserve would increase/decrease by approximately HK$216,679 (2008: fair value reserve would increase/decrease by approximately HK$235,358).  This is mainly due to the changes in available-for-sale financial assets.  This sensitivity analysis has been determined assuming that the price change had occurred at the balance sheet date and had been applied to the group's investment on that date.

Foreign currency risk
The group mainly operates in the Asia Pacific Region and is exposed to foreign exchange risk arising from various currency exposures, primarily with respect to the US dollar, RMB, AUD and GBP.  The HK dollar is pegged to the US dollar at an exchange rate of approximately 7.8, the foreign exchange exposure between US dollar and HK dollar is therefore minimal.  The group's exposure to RMB is minimal as majority of the subsidiaries of the group operates in the PRC with most of the transactions denominated and settled in Renminbi.  The group holds foreign currency time deposits which are exposed to foreign currency risk.  To mitigate the group's exposure to foreign currency risk, the group manages its foreign exchange risk by actively monitoring its foreign currency translations.

(a)	Exposure to currency risk

The following table details the group's and the company's exposure at the balance sheet date to currency risk arising from recognized assets or liabilities denominated in a currency other than the group's functional currency.

	2009	2008
	HK$	HK$
Group and Company
Net financial assets/(liabilities)
AUD	5,705,970	6,711,953
GBP	5,950,118	8,033,244

33.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)
Foreign currency risk (Continued)
(b)	Sensitivity analysis

The sensitivity analysis has been determined assuming that the reasonably possible change in foreign exchange rates had occurred at the balance sheet date and had been applied to the group's exposure to currency risk for financial instruments in existence at that date, and that all other variables, in particular interest rates, remain constant.  The stated changes represent management's assessment of reasonably possible changes in foreign exchange rates over the period until the next annual balance sheet date.  A 1% strengthening/(weakening) of HK$ against AUD and GBP at the balance sheet date would increase/(decrease) the group's and the company's profit after tax and retained profits by the amount shown below.  Other components of equity would not be affected by changes in the foreign exchange rates.

	2009		2008
	Changes in foreign exchange rates	Effect on profit after tax and retained profits	Changes in Foreign Exchange rates	Effect on profit after tax and retained profits
		HK$		HK$
Group and Company
AUD	+1%/-1%	54,129/(54,129)	+1%/-1%	72,766/(72,766)
GBP	+1%/-1%	58,821/(58,821)	+1%/-1%	78,674/(78,674)

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

Liquidity risks
As at 31 March 2009, the group had net current assets of HK$71,110,746 (2008: HK$69,152,852) and net assets of HK$171,516,152 (2008: HK$150,205,698).  The management considered the liquidity risk to be minimal.

The group exercised liquidity risk management policy by maintaining sufficient cash and cash equivalents level deemed adequate to finance the group's operations, investment opportunities and expected expansion.

33.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)
Liquidity risks (Continued)
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

Group
	Carrying amount	Total contractual undiscounted cash flow	On demand or within 1 year	More than 1 year but less than 2 years	More than 2 years but less than 5 years
	HK$	HK$	HK$	HK$	HK$

At 31 March 2009
Trade and other payables	17,231,889	17,231,889	17,231,889	-	-
Obligations under finance lease	52,700	52,700	21,000	21,000	10,700
Amount due to a related company	3,381,063	3,381,063	3,381,063	-	-
Dividend payable	11,700,000	11,700,000	11,700,000	-	-
Loans from shareholders	2,868,954	2,868,954	2,868,954	-	-
Collateralised bank advances	341,250	341,250	341,250	-	-
	35,575,856	35,575,856	35,544,156	21,000	10,700

33.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)
Liquidity risks (Continued)
Group

	Carrying amount	Total contractual undiscounted cash flow	On demand or within 1 year	More than 1 year but less than 2 years	More than 2 years but less than 5 years
	HK$	HK$	HK$	HK$	HK$

At 31 March 2008
Trade and other payables	21,499,786	21,499,786	21,499,786	-	-
Obligations under finance lease	73,700	73,700	21,000	21,000	31,700
Amount due to a related company	2,329,153	2,329,153	2,329,153	-	-
Dividend payable	11,700,000	11,700,000	11,700,000	-	-
Loans from shareholders	2,868,954	2,868,954	2,868,954	-	-
Collateralised bank advances	971,312	971,312	971,312	-	-
	39,442,905	39,442,905	39,390,205	21,000	31,700

Company

	Carrying amount	Total contractual undiscounted cash flow	On demand or within 1 year	More than 1 year but less than 2 years	More than 2 years but less than 5 years
	HK$	HK$	HK$	HK$	HK$

At 31 March 2009
Trade and other payables	12,437,284	12,437,284	12,437,284	-	-
Obligations under finance lease	52,700	52,700	21,000	21,000	10,700
Amount due to a related company	3,381,063	3,381,063	3,381,063	-	-
Dividend payable	11,700,000	11,700,000	11,700,000	-	-
Loans from shareholders	2,868,954	2,868,954	2,868,954	-	-
	30,440,001	30,440,001	30,408,301	21,000	10,700

At 31 March 2008
Trade and other payables	17,513,855	17,513,855	17,513,855	-	-
Obligations under finance lease	73,700	73,700	21,000	21,000	31,700
Amount due to a related company	2,329,153	2,329,153	2,329,153	-	-
Dividend payable	11,700,000	11,700,000	11,700,000	-	-
Loans from shareholders	2,868,954	2,868,954	2,868,954	-	-
	34,485,662	34,485,662	34,432,962	21,000	31,700

33.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)
Summary of financial assets and liabilities by category
The carrying amounts of the group's and the company's financial assets and liabilities as recognised at balance sheet dates may be categorised as follows.  See notes 3.6 and 3.9 for explanations about how the category of financial instruments affects their subsequent measurement.

	Group		Company
	2009	2008	2009	2008
	HK$	HK$	HK$	HK$
Financial assets
Pledged bank balances	567,050	-	567,050	-
Available-for-sale financial assets	21,667,859	23,535,756	21,667,859	23,535,756
Loans and receivables:
Trade and other receivables	3,345,818	3,400,030	116,200	-
Amount due from shareholder	13,940,881	9,392,116	-	-
Amount due from subsidiaries	-	-	28,278,839	22,846,582
Cash and cash equivalents	63,880,318	50,687,596	47,574,236	31,612,771
	103,401,926	87,015,498	98,204,184	77,995,109

Financial liabilities
Financial liabilities measured at amortised cost:
Trade and other payables	17,231,889	21,499,786	12,437,284	17,513,855
Obligations under finance lease	52,700	73,700	52,700	73,700
Amount due to a related company	3,381,063	2,329,153	3,381,063	2,329,153
Dividend payable	11,700,000	11,700,000	11,700,000	11,700,000
Loans from shareholders	2,868,954	2,868,954	2,868,954	2,868,954
Collateralised bank advances	341,250	971,312	-	-
	35,575,856	39,442,905	30,440,001	34,485,662

34.	CAPITAL MANAGEMENT POLICIES AND PROCEDURES
The group's objectives when managing capital are:

(a)	To safeguard the group's ability to continue as a going concern, so that it continues to provide returns and benefits for its stakeholders;

(b)	To support the group's stability and growth; and

(c)	To provide capital for the purpose of strengthening the group's risk management capability.

The group actively and regularly reviews and manages its capital structure to ensure optimal capital structure and shareholder returns, taking into consideration the future capital requirements of the group and capital efficiency, prevailing and projected profitability, projected operating cash flows, projected capital expenditures and projected strategic investment opportunities.  To maintain or adjust the capital structure, the group may adjust the dividend payables to shareholders, issue new shares or raise and repay debts. The group's capital management objectives, policies or processes were unchanged during the year ended 31 March 2009 and 31 March 2008.  Management regards total equity of HK$171,516,152 (2008: HK$150,205,698) as capital, for capital management purpose.