Form 10-Q
period 2009-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2009-08-12
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2009

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-31747

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-0898545
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11407 Cronhill Drive, Suite A
Owings Mills, Maryland	21117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 363-3000

Inapplicable
(Former name, former address and former fiscal year if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐  Accelerated filer ☐  Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At August 8, 2009, the number of shares outstanding of the registrant’s common stock was 2,387,887.

TABLE OF CONTENTS

		Page

Part I - Financial Information

Item 1.	Consolidated Financial Statements (unaudited):	3

	Consolidated Balance Sheets at June 30, 2009
	and March 31, 2009	3

	Consolidated Statements of Earnings for the Three	4
	Months Ended June 30, 2009 and 2008

	Consolidated Statements of Cash Flows for the Three	5
	Months Ended June 30, 2009 and 2008

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	12

Item 4.	Controls and Procedures	12

Part II - Other Information

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 5.	Other Information	14

Item 6.	Exhibits	14

	Signatures	15

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	March 31, 2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$934,820	$284,030
Accounts receivable:
Trade less allowance for doubtful accounts of $87,851 and
$95,927 at June 30, 2009 and March 31, 2009	285,782	55,779
Other receivables	139,781	97,780
Receivable from Hong Kong Joint Venture	163,773	312,257
	589,336	465,816

Amount due from factor	4,114,963	4,610,401
Inventories, net of allowance for obsolete inventory of $100,000 and
$204,309 at June 30, 2009 and March 31, 2009, respectively	7,407,697	8,997.231
Prepaid expenses	252,059	255,745
Assets held for sale	69,988	202,565
TOTAL CURRENT ASSETS	13,368,863	14,815,788
DEFERRED TAX ASSET	2,188,256	2,141,702
INVESTMENT IN HONG KONG JOINT VENTURE	11,271,479	10,550,373
PROPERTY AND EQUIPMENT – NET	240,148	251,366
OTHER ASSETS	20,136	18,449
TOTAL ASSETS	$27,088,882	$27,777,678

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$463,294	$794,365
Hong Kong Joint Venture accounts payable	1,437,440	1,967,073
Accrued liabilities:
Litigation reserve	401,592	401,592
Payroll and employee benefits	101,777	148,071
Commissions and other	32,756	202,789
Liabilities held for sale	69,988	202,565
TOTAL CURRENT LIABILITIES	2,506,847	3,716,455

Long-term liability – other	96,034	95,324

COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares;
issued and outstanding 2,387,887 shares at June 30, 2009 and
2,408,220 shares at March 31, 2009	23,879	24,083
Additional paid-in capital	13,096,862	13,186,436
Retained earnings	11,365,260	10,755,380
TOTAL SHAREHOLDERS’ EQUITY	24,486,001	23,965,899
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,088,882	$27,777,678

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,
	2009	2008

Net sales	$5,914,905	$6,192,801
Cost of goods sold – acquired from Joint Venture	4,344,489	4,615,735
Cost of goods sold – other	400,582	-

GROSS PROFIT	1,169,834	1,577,066

Research and development expense	119,151	86,234
Selling, general and administrative expense	1,203,078	1,243,934

Operating (loss) income	(152,395)	246,898

Other income (expense):
Interest income	4,151	18,835
Interest expense	(5,642)	-
	(1,491)	18,835

(LOSS) INCOME BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(153,886)	265,733

Equity in earnings of Joint Venture	721,107	292,772

Income from continuing operations before income taxes	567,221	558,505
Provision for income tax (benefit) expense	(44,244)	101,366

INCOME FROM CONTINUING OPERATIONS	611,465	457,139

Discontinued operations:
Loss from operations of the discontinued Canadian subsidiary	-	(53,659)
Income tax expense – discontinued operations	-	-
Loss from discontinued operations	-	(53,659)

NET INCOME	$611,465	$403,480

Income (loss) per share:
Basic – from continuing operations	$0.25	$0.18
Basic – from discontinued operations	$0.00	$(0.02)
Basic – net income	$0.25	$0.16
Diluted – from continuing operations	$0.25	$0.18
Diluted – from discontinued operations	$0.00	$(0.02)
Diluted – net income	$0.25	$0.16
Shares used in computing net income per share:
Basic	2,417,338	2,487,867
Diluted	2,422,379	2,487,867

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$611,465	$403,480
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Operations of discontinued subsidiary	-	289
Depreciation and amortization	14,147	11,312
Earnings of the Joint Venture	(721,107)	(292,772)
Stock-based compensation	5,703	3,494
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and amounts due from factor	371,918	(352,171)
Decrease (increase) in inventories and prepaid expenses	1,593,220	(1,595,894)
(Increase) decrease in accounts payable and accrued expenses	(1,078,615)	1,146,986
(Increase) decrease in deferred taxes and other assets	(48,241)	100,001

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	748,490	(575,275)

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,929)	-

NET CASH USED IN INVESTING ACTIVITIES	(2,929)	-

FINANCING ACTIVITIES:
Purchase and retirement of common stock	(95,481)	-
Other long-term obligations	710	-

NET CASH USED IN FINANCING ACTIVITIES	(94,771)	-

INCREASE (DECREASE) IN CASH	650,790	(575,275)

Cash at beginning of period	284,030	3,863,784

CASH AT END OF PERIOD	$934,820	$3,288,509

Supplemental information:
Interest paid	$5,642	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Statement of Management

The consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its majority owned subsidiaries.  Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  The interim consolidated financial statements should be read in conjunction with the Company’s March 31, 2009 audited financial statements filed with the Securities and Exchange Commission on Form 10-K.  The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Discontinued Operations

As discussed in prior periods, on February 11, 2008, the assets of International Conduits, Ltd. (Icon), a Canadian corporation in which we own a two-thirds interest, were placed under the direction of a court appointed receiver, and the operations of Icon were suspended. Accordingly, the assets and liabilities of Icon are not consolidated in the financial statements of the Company and are classified as assets held in receivership.  Our consolidated financial statements and the related note disclosures reflect the operations of Icon as discontinued operations for all periods presented.

At June 30, 2009, the remaining asset of Icon held by the receiver consists of cash of approximately US $70,000, and the remaining liability of Icon held by the receiver is the final disbursement that is due to Universal Security Instruments, Inc. as a secured party.

The major classes of assets and liabilities held in receivership reported as discontinued operations included in the accompanying consolidated balance sheets are shown below:

	June 30, 2009	March 31, 2009
Asset
Cash	$69,988	$202,565
Assets held for sale	$69,988	$202,565

Liability
Accounts payable, secured party	$69,988	$202,565
Liabilities held for sale	$69,988	$202,565

Income Taxes

A provision for federal and state income tax (benefit) expense on continuing operations of $(44,244) and $101,366 has been provided for the three month periods ended June 30, 2009 and 2008, respectively.  For income tax purposes, this provision is reduced by a $0 and $44,076 benefit derived from deductions associated with the exercise of employee stock options for the three month periods ended June 30, 2009 and 2008, respectively.  Under FAS 123R, the tax benefit of this deduction for the three month period ended June 30, 2008 has been treated as a credit to additional paid in capital and does not require a cash payment for income taxes.

On April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  In connection with the adoption of FIN 48, the Company recorded an initial liability of approximately $86,000 for income taxes, interest and penalties related to unrecognized tax benefits.  With the adoption of FIN 48, the Company has chosen to treat interest and penalties related to uncertain tax liabilities as income tax expense.  As of June 30, 2009, this liability with imputed interest is $96,034.

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Joint Venture”), that has manufacturing facilities in the People’s Republic of China, for the manufacturing of security products.  The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the three months ended June 30, 2009 and 2008:

	2009	2008
Net sales	$5,867,623	$7,797,035
Gross profit	1,568,646	1,822,409
Net income	938,812	587,885
Total current assets	14,640,539	16,206,245
Total assets	28,932,600	25,758,228
Total current liabilities	6,051,978	5,780,722

During the three months ended June 30, 2009 and 2008, respectively, the Company purchased $3,064,419 and $5,196,060 of products from the Joint Venture.  For the quarters ended June 30, 2009 and 2008, the Company has adjusted its equity in earnings of the Joint Venture to reflect a reduction of $246,180 and $1,171 for inter-company profit in inventory as required by US GAAP.

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three month period ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,
	2009	2008
Weighted average number of common shares outstanding for basic EPS	2,417,338	2,487,867
Shares issued upon the assumed exercise of outstanding stock options	5,041	0
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,422,379	2,487,867

Outstanding options to purchase 71,089 shares of common stock as of June 30, 2009 are not included in the above calculations as the effect would be anti-dilutive.

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

As a result of adopting SFAS No. 123R, net income for the three months ended June 30, 2009 and 2008 was reduced by $5,703 and $3,494, respectively.  No portion of employees’ compensation, including stock compensation expense, was capitalized during the period.

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

Stock Option Activity.  During the three month periods ended June 30, 2009, no stock options were granted.  During the three month period ended June 30, 2009, no shares of our common stock have been issued as a result of the exercise of the options granted under the plan.

Stock Compensation Expense.  Compensation expense related to share-based awards is recognized on a straight-line basis based on the value of share awards that are expected to vest during the requisite service period. Prior to the adoption of SFAS No. 123R, we recognized the effect of forfeitures in our pro forma disclosures as they occurred. In accordance with the new standard, we have estimated forfeitures and are only recording expense on shares we expect to vest. For the three months ended June 2009 and 2008, we recorded $5,703 and $3,494, respectively, of stock-based compensation cost as general and administrative expense in our statement of operations. No forfeitures have been estimated.  No portion of employees’ compensation including stock compensation expense was capitalized during the period.

As of June 30, 2009, there was $39,922 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest.  The aggregate intrinsic value of currently exercisable options was $81,310 at June 30, 2009.

Recently Issued Accounting Pronouncements

Business Combinations: In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”),which replaces SFAS No. 141 and issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51. These two new standards will change the accounting for and the reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company for financial statements issued for fiscal years beginning after December 31, 2008.  SFAS 141(R) applies prospectively to business combinations on or after April 1, 2009.  SFAS 141R will have an impact on our accounting for business combinations once adopted, but the effect on our consolidated results of operations and financial position will be dependent upon future acquisitions, if any.

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

Subsequent Events:  In May 2009, the Financial Accounting Standards Board issued Statement 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles.  Statement 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date.  The Company adopted Statement 165 as of June 30, 2009, which was the required effective date.

The Company evaluated its June 30, 2009 financial statements for subsequent events through the date the financial statements were available to be issued which was August 12, 2009.  Other than the published warning of our factor regarding a possible bankruptcy filing noted below, the Company is not aware of any other subsequent events that would require recognition or disclosure in the financial statements.

In July 2009, CIT Group, Inc. (CIT), the Company’s factor and principal lender, warned in a press release of the possibility that CIT may file for bankruptcy protection.  At June 30, 2009, the Company had no borrowings under its factoring agreement with CIT, had cash on deposit with CIT, and had availability to borrow based on its factoring agreement with CIT.  Since July 13, 2009 the Company has borrowed substantially all of its availability from CIT and transferred this amount and the cash on deposit with CIT to an account with the Company’s commercial bank.  The Company will continue to monitor its borrowing policy with respect to CIT and is reviewing its options to establish an alternate source of commercial financing, if needed.

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture.  Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method.  Accordingly, the following discussion and analysis of the three months ended June 30, 2009 and 2008 relate to the operational results of the Company.  A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

Discontinued Canadian Operations

As discussed in prior periods, on February 11, 2008, the assets of International Conduits, Ltd. (Icon), a Canadian corporation in which we own a two-thirds interest, were placed under the direction of a court appointed receiver, and the operations of Icon were suspended. Accordingly, the assets and liabilities of Icon are not consolidated in the financial statements of the Company and are classified as assets held in receivership.  Our consolidated financial statements and the related note disclosures reflect the operations of Icon as discontinued operations for all periods presented.

At June 30, 2009, the remaining asset of Icon held by the receiver consists of cash of approximately US $70,000, and the remaining liability of Icon held by the receiver is the final disbursement that is due to Universal Security Instruments, Inc. as a secured party.

The major classes of assets and liabilities held in receivership reported as discontinued operations included in the accompanying consolidated balance sheets are shown below:

	June 30, 2009	March 31, 2009
Asset
Cash	$69,988	$202,565
Assets held for sale	$69,988	$202,565

Liability
Accounts payable, secured party	$69,988	$202,565
Liabilities held for sale	$69,988	$202,565

Results of Operations

Three Months Ended June 30, 2009 and 2008

Sales.  Net sales for the three months ended June 30, 2009 were $5,914,905 compared to $6,192,801 for the comparable three months in the prior fiscal year, a decrease of $277,896 (4.5%).  The primary reason for the decrease in net sales volumes was sales of our core product lines to the electrical distribution trade, including smoke alarms and carbon monoxide alarms, decreased due to a decrease in new home construction during the quarter.

Gross Profit Margin.  Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  Our gross profit margin was 19.8% and 25.5% of sales for the quarters ended June 30, 2009 and 2008, respectively.  The decrease in gross profit margin was primarily due to a lower gross profit margin realized on sales to a national home improvement retailer.

Expenses.  Research and development, and selling, general and administrative expenses increased by $7,939 from the comparable three months in the prior year.  As a percentage of net sales, these expenses increased to 22.4% for the three month period ended June 30, 2009, from 21.5% for the 2008 period.  The increase in costs as a percentage of net sales was primarily due to fixed costs that did not decrease at the same rate as sales.

Interest Expense and Income.  Our interest expense on cash deposits, net of interest income, was $1,491 for the quarter ended June 30, 2009, compared to net interest income of $18,835 for the quarter ended June 30, 2008.  Net interest income in the prior year’s quarterly period resulted from net cash deposits with our factor.

Income Taxes.  During the quarter ended June 30, 2009, the Company had a net income tax benefit of $44,244 as a result of a $153,886 loss before equity in earnings of the Joint Venture.  For the corresponding 2008 period, the Company had a provision for income taxes of $101,366, based on income before equity in earnings of the Joint Venture of $265,733.

Net Income.  We reported net income of $611,465 for the quarter ended June 30, 2009, compared to net income of $403,480 for the corresponding quarter of the prior fiscal year, a $207,985 (51.5%) increase.  The reason for the increase in net income is an increase of $428,335 in the Company’s equity in the earnings of the Joint Venture from the same period of the prior year, partially offset by the Company’s $153,896 operating loss due to a decrease in new home construction during the quarter.  Included in our equity in the earnings of the Joint Venture for the current period is $246,180 recognized by the Company on inter-company sales of inventory from prior periods which, in accordance with GAAP, may only be recognized by us as income upon sales by us to customers, and an adjustment of $117,050 to reflect gains on foreign currency held.

Financial Condition and Liquidity

The Company has a Factoring Agreement with CIT Group, Inc. (CIT) which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases.  The maximum amount available under the Factoring Agreement is currently $7,500,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, we had $3,925,000 available under the Factoring Agreement at June 30, 2009.  There were no amounts borrowed under this agreement as of June 30, 2009.  The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender.  At June 30, 2009, the prime rate was 3.25%.  Borrowings are collateralized by all of our accounts receivable and inventory.

Our factored accounts receivable as of the end of our last fiscal year (net of allowances for doubtful accounts) were $4,610,401, and were $4,114,963 as of June 30, 2009.  Our prepaid expenses as of the end of our last fiscal year were $255,745, and were $252,059 as of June 30, 2009.

Operating activities provided cash of $748,490 for the three months ended June 30, 2009.  This was primarily due to a decrease in accounts receivable of $371,918, and decreases in inventories and prepaid expenses of $1,593,220, offset by a decrease in accounts payable and accrued expenses of $1,077,028 and earnings of the Joint Venture of $721,107.  For the same period last year, operating activities used cash of $575,275, primarily as a result of unremitted earnings of the Hong Kong Joint Venture and increases in inventory and prepaid expenses offset by a decrease in accounts payable and accrued expenses, which was due to a build in the Company’s inventory balances during that period to meet forecasted sales orders.

Investing activities used cash of $2,929 during the three months ended June 30, 2009.

Financing activities used cash of $94,771 during the three months ended June 30, 2009, primarily from the acquisition and retirement of Company stock in accordance with our stock repurchase plan.

We believe that funds available under the Factoring Agreement, distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital.  In July 2009, CIT warned in a press release of the possibility that it may file for bankruptcy protection.  At June 30, 2009, we had no borrowings under our factoring agreement with CIT, had cash on deposit with CIT, and had availability to borrow based on our Factoring Agreement.  Since July 13, 2009 we borrowed substantially all of our availability from CIT and transferred this amount and the cash on deposit with CIT to a certificate of deposit account with our commercial bank.  We will continue to monitor our borrowing policy with respect to CIT, and we are reviewing our options to establish an alternate source of commercial financing, if needed.

Joint Venture

Net Sales.  Net sales of the Joint Venture for the three months ended June 30, 2009 were $5,867,623, compared to $7,797,035, for the comparable period in the prior fiscal year.  The decrease in net sales for the three month period was due to decreased sales of smoke alarm products to the Company.

Net Income.  Net income for the three months ended June 30, 2009 was $938,812, compared to $587,885 in the comparable period last year.  The 59.7% increase in net income for the three month period was due primarily to the recognition of currency gain and to reduced selling, general and administrative expenses over the prior year’s quarter.

Gross Margins.  Gross margins of the Joint Venture for the three month period ended June 30, 2009 increased to 26.7% from 23.4% for the 2008 period.  Since gross margins depend on sales volume of various products, changes in the sales mix of items sold to a large U.S. national retailer caused these changes in gross margins.

Expenses.  Selling, general and administrative expenses were $878,201 for the three month period ended June 30, 2009, compared to $1,218,586 in the prior year’s period.  As a percentage of sales, expenses were 15.0% for the three month period ended June 30, 2009, compared to 15.6% for the three month period ended June 30, 2008.  The decrease in selling, general and administrative expense in dollars and as a percent of sales was primarily due to decreases in selling expenses due to lower sales volumes.

Interest Income and Expense.  Interest expense, net of interest income, was $2,093 for the three month period ended June 30, 2009, compared to net interest expense of $1,494 for the prior year’s period.  Net interest expense resulted from an increase in the Joint Venture’s borrowings.

Liquidity.  Cash needs of the Joint Venture are currently met by funds generated from operations.  During the three months ended June 30, 2009, working capital decreased by $562,638 from $9,151,199 on March 31, 2009 to $8,588,561 on June 30, 2009.

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

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of its consolidated financial statements.  For a detailed discussion on the application on these and other accounting policies, see Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended March 31, 2009.  Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates.  These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate.  Our critical accounting policies include:

Revenue Recognition.  Our revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” issued by the Securities and Exchange Commission.  We recognize sales upon shipment of products net of applicable provisions for any discounts or allowances.  The shipping date from our warehouse is the appropriate point of revenue recognition since upon shipment we have substantially completed our obligations which entitle us to receive the benefits represented by the revenues, and the shipping date provides a consistent point within our control to measure revenue.  Customers may not return, exchange or refuse acceptance of goods without our approval.  We have established allowances to cover anticipated doubtful accounts based upon historical experience.

Inventories are valued at the lower of market or cost.  Cost is determined on the first-in first-out method.  We have recorded a reserve for obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  Management reviews the reserve quarterly.

Impairment of Long-Lived Assets.  The Company’s policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”), SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”). The Company recognizes an impairment loss when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The measurement of the impairment losses to be recognized is based upon the difference between the fair value and the carrying amount of the assets.

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

No material changes have occurred in our quantitative and qualitative market risk disclosures as presented in our Annual Report Form 10-K for the year ended March 31, 2009.

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

As reported in the Company’s Annual Report of Form 10-K for the fiscal year ended March 31, 2009, on June 11, 2003, Walter Kidde Portable Equipment, Inc. (“Kidde”) filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 03cv00537), alleging that certain of the Company’s AC powered/battery backup smoke detectors infringe a patent acquired by Kidde (US 4,972,181).  Kidde was seeking injunctive relief and damages to be determined at trial. On March 31, 2006, following numerous procedural and substantive rulings which the Company believes were favorable to the Company, Kidde obtained dismissal, without prejudice, of its suit. On November 28, 2005, prior to the March 31, 2006 dismissal of the original suit, Kidde filed a second lawsuit in the same court (Case No. 05cv1031) based on virtually identical infringement allegations as the earlier case.  Discovery is now closed in this second case.  Although the asserted patent is now expired, prior to its expiration, the Company sought and has now successfully obtained re-examination of the asserted patent in the United States Patent and Trademark Office (USPTO) largely based on the references cited and analysis presented by the Company which correspond to defenses raised in the litigation.  In July, the USPTO issued a final rejection of all of the claims asserted against the Company based on the references.  Kidde has not responded to the rejection but is entitled to take an appeal to the Board of Patent Appeals and Interferences.  The litigation is stayed pending the conclusion of the reexamination proceedings. The USPTO action fully supports the Company’s substantive position and its defenses to Kidde.  The Company and its counsel believe that regardless of the outcome of the reexamination, the Company has significant defenses relating to the patent in suit.  In the event of an unfavorable outcome, the amount of any potential loss to the Company is not yet determinable.

As further reported in the Company’s Annual Report of Form 10-K for the fiscal year ended March 31, 2009, on June 25, 2008, Maple Chase Company which was acquired in January 2008 by United Technologies Corporation (“UTC”) (which also owns Walter Kidde Portable Equipment, Inc.), filed a civil suit against the Company in the United States District Court for the Northern District of Illinois (Case No. 08cv3641) for patent infringement of Re 33920, a patent that expired in March of 2007.  On January 13, 2009, the Court granted permission to substitute Kidde for Maple Chase as the party plaintiff.  This action involves the same patent that formed the basis of the suit filed by Maple Chase against the Company in February 2004 (Case No. 03cv07205).   In that case, the Company successfully sought and obtained reexamination of the asserted patent in the USPTO based on the references cited and analysis presented by the Company.  In April 2005, the Court dismissed the earlier case subject to the outcome of the reexamination.   After pending for more than three years and after the expiration of the patent, a Reexamination Certificate was granted confirming patentability of many of the claims and cancelling the remaining claims.  The 2008 case asserts infringement of the claims emerging out of reexamination. On June 10, 2009, the Court granted the Company’s motion to amend its answer and counterclaims seeking injunctive and antitrust damages against Kidde, and the Company filed a third-party complaint against UTC, Kidde’s parent company.   Kidde and UTC filed a motion to dismiss the antitrust claims which is being opposed by the Company.  Discovery is now underway.  The Company believes that it has meritorious and substantial technical defenses to the action and that it is entitled to a number of legal/equitable defenses due to the long period of inaction and acquiescence by Kidde/Maple Chase and its predecessors.  The amount, if any, of potential loss to the Company is not yet determinable.  The Company intends to vigorously defend the suit and press its pending counterclaims.

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases of common stock by the Company or any affiliated purchasers during the three months ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2009	12,733	$4.19	12,733	8,420
May 2009	8,400	$5.01	8,400	20
June 2009	-	$0.00	-	-
Total	21,133	$4.52	21,133	20

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

ITEM 5.	OTHER INFORMATION

On August 11, 2009, the Company’s Board of Directors amended Article I, Section 1 of its Bylaws to provide that the Company’s annual meeting of the stockholders shall be held on such date as may be selected by the Board of Directors.  Prior to this amendment, the Bylaws provided that the Company’s annual meeting of the stockholders shall be held on such date in the month of September as may be selected by the Board of Directors.

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended*
10.1	Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3
Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)

10.4
Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2008 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2008, file No. 1-31747)

10.5
Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)

10.6
Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)

10.7
Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 1-31747)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated August 12, 2009*
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: August 12, 2009	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer