Form 10-Q
period 2009-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2009-11-12
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2009

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

At November 10, 2009, the number of shares outstanding of the registrant’s common stock was 2,387,887.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	March 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,983,540	$284,030
Accounts receivable:
Trade, net of allowance, for doubtful accounts of $87,851 and $95,927 at September 30, 2009 and March 31, 2009	314,606	55,779
Other receivables	69,755	97,780
Receivable from Hong Kong Joint Venture	161,933	312,257
	546,294	465,816

Amount due from factor	4,799,019	4,610,401
Inventories, net of allowance for obsolete inventory of $100,000 and $204,309 at September 30, 2009 and March 31, 2009, respectively	6,002,488	8,997.231
Prepaid expenses	373,848	255,745
Assets held for sale	-	202,565
TOTAL CURRENT ASSETS	17,705,189	14,815,788
DEFERRED TAX ASSET	2,164,269	2,141,702
INVESTMENT IN HONG KONG JOINT VENTURE	11,818,324	10,550,373
PROPERTY AND EQUIPMENT – NET	227,534	251,366
OTHER ASSETS	20,136	18,449
TOTAL ASSETS	$31,935,452	$27,777,678

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable – factor	$3,416,135	$-
Accounts payable	735,637	794,365
Hong Kong Joint Venture accounts payable	1,654,029	1,967,073
Accrued liabilities:
Litigation reserve	401,592	401,592
Payroll and employee benefits	167,891	148,071
Commissions and other	46,847	202,789
Liabilities held for sale	-	202,565
TOTAL CURRENT LIABILITIES	6,422,131	3,716,455

Long-term liability – other	96,748	95,324

COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding 2,387,887 shares at September 30, 2009 and 2,408,220 shares at March 31, 2009	23,879	24,083
Additional paid-in capital	13,100,979	13,186,436
Retained earnings	12,291,715	10,755,380
TOTAL SHAREHOLDERS’ EQUITY	25,416,573	23,965,899
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,935,452	$27,777,678

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,
	2009	2008

Net sales	$7,900,805	$8,381,379
Cost of goods sold – acquired from Joint Venture	6,052,407	4,825,503
Cost of goods sold – other	200,726	1,664,603

GROSS PROFIT	1,647,672	1,891,273

Research and development expense	221,547	85,184
Selling, general and administrative expense	1,335,307	1,649,290

Operating income	90,818	156,799

Other income (expense):
Interest income	5,274	23,041
Interest expense	(36,104)	(26,300)

INCOME BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	59,988	153,540

Equity in earnings of Joint Venture	889,584	600,190

Income from continuing operations before income taxes	949,572	753,730
Provision for income tax expense	24,702	97,429

INCOME FROM CONTINUING OPERATIONS	924,870	656,301

Discontinued operations:
Gain from operations of the discontinued Canadian subsidiary	-	2,469,041
Income tax benefit – discontinued operations	-	965,872
Gain from discontinued operations	-	3,434,913

NET INCOME	$924,870	$4,091,214

Income per share:
Basic – from continuing operations	0.39	0.26
Basic – from discontinued operations	-	1.38
Basic – net income	0.39	1.64
Diluted – from continuing operations	0.39	0.26
Diluted – from discontinued operations	-	1.38
Diluted – net income	0.39	1.64
Shares used in computing net income per share:
Basic	2,387,887	2,486,176
Diluted	2,394,014	2,486,176

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Six Months Ended September 30,
	2009	2008

Net sales	$13,815,710	$14,574,180
Cost of goods sold - acquired from Joint Venture	10,396,896	8,097,713
Cost of goods – other	601,308	3,008,128

GROSS PROFIT	2,817,506	3,468,339

Research and development expense	340,698	171,418
Selling, general and administrative expense	2,538,385	2,893,224

Operating (loss) income	(61,577)	403,697

Other income (expense):
Interest income	9,425	41,876
Interest expense	(41,746)	(26,300)

(LOSS) INCOME BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(93,898)	419,273

Equity in earnings of Joint Venture	1,610,691	892,962

Income from continuing operations before income taxes	1,516,793	1,312,235
Provision for income tax (benefit) expense	(19,542)	198,795

INCOME FROM CONTINUING OPERATIONS	1,536,335	1,113,440

Discontinued operations:
Gain (loss) from operations of the discontinued Canadian subsidiary	-	2,415,382
Income tax benefit – discontinued operations	-	965,872
Gain (loss) from discontinued operations	-	3,381,254

NET INCOME	$1,536,335	$4,494,694

Income per share:
Basic – from continuing operations	0.64	0.45
Basic – from discontinued operations	-	1.36
Basic – net income	0.64	1.81
Diluted – from continuing operations	0.64	0.45
Diluted – from discontinued operations	-	1.36
Diluted – net income	0.64	1.81
Shares used in computing net income per share:
Basic	2,390,100	2,487,017
Diluted	2,395,724	2,487,017

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$1,536,335	$4,494,694
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Operations of discontinued subsidiary	-	(3,428,897)
Depreciation and amortization	23,832	22,625
Earnings of the Joint Venture	(1,610,691)	(892,962)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and amounts due from factor	(269,096)	(698,818)
Decrease (increase) in inventories and prepaid expenses	2,876,640	(3,463,975)
Decrease (increase) in accounts payable and accrued expenses	(507,894)	1,663,855
(Decrease) in deferred taxes and other assets	(22,830)	(769,832)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,026,296	(3,073,310)

INVESTING ACTIVITIES:
Activities of discontinued operations	-	2,590,722
Dividends received from Joint Venture	342,740	216,619

NET CASH PROVIDED BY INVESTING ACTIVITIES	342,740	2,807,341

FINANCING ACTIVITIES:
Purchase and retirement of common stock	(85,661)	(13,667)
Borrowing from factor	3,416,135	625,594
Activities of discontinued operations	-	(4,187,444)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,330,474	(3,575,517)

INCREASE (DECREASE) IN CASH	5,699,510	(3,841,486)

Cash at beginning of period	284,030	3,863,784

CASH AT END OF PERIOD	$5,983,540	$22,298

Supplemental information:
Interest paid	$41,746	$26,300

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

Discontinued Operations

As discussed in prior periods, on February 11, 2008, the assets of International Conduits, Ltd. (Icon), a Canadian corporation in which we owned a two-thirds interest, were placed under the direction of a court appointed receiver, and the operations of Icon were suspended. Accordingly, the assets and liabilities of Icon are not consolidated in the financial statements of the Company and are classified as assets held in receivership.  Our consolidated financial statements and the related note disclosures reflect the operations of Icon as discontinued operations for all periods presented.

At September 30, 2009, the receivership has been completed and there are no remaining assets or liabilities of Icon.

Income Taxes

A provision for federal and state income tax (benefit) expense on continuing operations of $(19,542) and $198,795 has been provided for the six month periods ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the Company has recorded in other long term liabilities an amount for uncertain tax positions of $96,748, including imputed interest.  The Company has chosen to treat interest and penalties related to uncertain tax liabilities as income tax expense.

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Joint Venture”), that has manufacturing facilities in the People’s Republic of China, for the manufacturing of security products.  The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the six months ended September 30, 2009 and 2008:

	2009	2008
Net sales	$14,059,608	$19,667,762
Gross profit	4,363,249	5,146,125
Net income	2,416,124	2,382,837
Total current assets	15,923,351	17,985,028
Total assets	30,149,259	27,998,136
Total current liabilities	6,168,310	6,674,648

During the six months ended September 30, 2009 and 2008, respectively, the Company purchased $7,577,193 and $13,789,174 of products from the Joint Venture.  For the six month period ended September 30, 2009 and 2008, the Company has adjusted its equity in earnings of the Joint Venture to reflect an addition (reduction) of $402,629 and ($266,628) for inter-company profit in inventory.

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three and six month periods ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Weighted average number of common shares outstanding for basic EPS	2,387,887	2,486,176	2,390,100	2,487,017
Shares issued upon the assumed exercise of outstanding stock options	6,127	0	5,624	0
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,394,014	2,486,176	2,395,724	2,487,017

Outstanding options to purchase 67,756 shares of common stock as of September 30, 2009 are not included in the above calculations as the effect would be anti-dilutive.

Stock Based Compensation

Stock Option Activity.  During the six month period ended September 30, 2009, no stock options were granted.  During the six month period ended September 30, 2009, no shares of our common stock have been issued as a result of the exercise of the options granted under the now expired stock option plan.

Stock Compensation Expense. Compensation expense related to share-based awards is recognized on a straight-line basis based on the grant-date fair value  of share awards that are expected to vest during the requisite service period.  We have estimated forfeitures on the date of grant and are only recording expense on shares we expect to vest. For the six months ended September 2009 and 2008, we recorded $11,406 and $6,987, respectively, of stock-based compensation cost as general and administrative expense in our consolidated statement of earnings. No portion of employees’ compensation including stock compensation expense was capitalized during the period.

As of September 30, 2009, there was $34,219 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest.  The aggregate intrinsic value of currently exercisable options was $0 at September 30, 2009.

Subsequent Events

The Company evaluated events occurring between the end of our fiscal quarter, September 30, 2009 and November 11, 2009 when the financial statements were available for issuance.

In July 2009, CIT Group, Inc. (CIT), the parent corporation of the Company’s factor and principal lender, warned in a press release of the possibility that CIT may file for bankruptcy protection.  At September 30, 2009, the Company had $3,416,135 in borrowings under its factoring agreement with CIT, had no cash on deposit with CIT, and had exercised substantially all of its availability to borrow based on its factoring agreement with CIT.  Since July 13, 2009 the Company has borrowed substantially all of its availability from CIT and transferred this amount to an account with the Company’s commercial bank.  On November 1, 2009, the parent corporation of the Company’s factor and principal lender, CIT, announced that it had filed for bankruptcy protection.  While CIT has stated that its bankruptcy filing will allow it to continue to provide funding to its customers such as the Company, it is too early to determine the impact, if any, CIT’s bankruptcy will have on the Company.  The Company will continue to monitor its borrowing policy with respect to CIT and is reviewing its options to establish an alternate source of commercial financing, if needed.

Recent Accounting Pronouncements

The FASB issued ASU 2009-01, Amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, in June 2009 to codify in ASC 105, Generally Accepted Accounting Principles, FASB Statement 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, which was issued to establish the Codification as the sole source of authoritative U.S. GAAP recognized by the FASB, excluding SEC guidance, to be applied by nongovernmental entities. The guidance in ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Applying the guidance in ASC 105 did not impact the Company’s financial condition and results of operations. The Company has revised its references to pre-Codification GAAP in its financial statements for the three and six month periods ended September 30, 2009.

Business Combinations: On April 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We will apply this guidance to business combinations completed after April 1, 2009. The effect on our consolidated results of operations and financial position will be dependent upon future acquisitions, if any.

Fair Value:  On January 1, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning April 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture.  Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method.  Accordingly, the following discussion and analysis of the three and six month periods ended September 30, 2009 and 2008 relate to the operational results of the Company.  A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

Discontinued Canadian Operations

As discussed in prior periods, on February 11, 2008, the assets of International Conduits, Ltd. (Icon), a Canadian corporation in which we owned a two-thirds interest, were placed under the direction of a court appointed receiver, and the operations of Icon were suspended. Accordingly, the assets and liabilities of Icon are not consolidated in the financial statements of the Company and are classified as assets held in receivership.  Our consolidated financial statements and the related note disclosures reflect the operations of Icon as discontinued operations for all periods presented.  At September 30, 2009, the receivership is completed and there are no remaining assets or liabilities of Icon.

Results of Operations

Three Months Ended September 30, 2009 and 2008

Sales.  Net sales for the three months ended September 30, 2009 were $7,900,805 compared to $8,381,379 for the comparable three months in the prior fiscal year, a decrease of $480,574 (5.7%).  The primary reason for the decrease in net sales volumes was lower sales of our core product lines, including smoke alarms and carbon monoxide alarms, to the electrical distribution trade due to a decrease in new home construction during the quarter.

Gross Profit Margin.  Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  Our gross profit margin was 20.9% and 22.6% of sales for the quarters ended September 30, 2009 and 2008, respectively.  The decrease in gross profit margin was primarily due to a lower gross profit margin realized on increased sales to a national home improvement retailer.

Expenses.  Research and development, and selling, general and administrative expenses decreased by $177,620 from the comparable three months in the prior year.  As a percentage of net sales, these expenses decreased to 19.7% for the three month period ended September 30, 2009, from 20.7% for the corresponding 2008 period.  The decrease in costs as a percentage of net sales was primarily due to decreases in commissions and freight expense.

Interest Expense and Income.  Our interest expense, net of interest income, was $30,830 for the quarter ended September 30, 2009, compared to net interest expense of $3,259 for the quarter ended September 30, 2008.  The increase in interest expense is due to increased borrowings from our factor.

Income Taxes.  During the quarter ended September 30, 2009, the Company had a net income tax expense of $24,702.  For the corresponding 2008 period, the Company had a net income tax expense of $97,429.

Net Income.  We reported net income of $924,870 for the quarter ended September 30, 2009, compared to net income of $4,091,214 for the corresponding quarter of the prior fiscal year, a $3,166,344 (77.4%) decrease.  The reason for the decrease in net income is the inclusion in the prior period of the gain of $3,434,913 recognized as a result of the settlement of the obligations of our Canadian subsidiary.  Net income from continuing operations rose 40.9% to $924,870 from $656,301 in the comparable quarter of last year as a result of higher earnings from the Hong Kong Joint Venture.

Six Months Ended September 30, 2009 and 2008

Sales.  Net sales for the six months ended September 30, 2009 were $13,815,710 compared to $14,574,180 for the comparable six months in the prior fiscal year, a decrease of $758,470 (5.2%).  The primary reason for the decrease in net sales volumes was lower sales of our core product lines, including smoke alarms and carbon monoxide alarms, to the electrical distribution trade due to a decrease in new home construction during the period.

Gross Profit Margin.  The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  The Company’s gross profit margin decreased from 23.8% for the period ended September 30, 2008 to 20.4% for the current period ended September 30, 2009.  The decrease in gross profit margin was primarily due to a lower gross profit margin realized on increased sales to a national home improvement retailer.

Expenses.  Research and development, and selling, general and administrative expenses decreased by $185,559 from the comparable six months in the prior year.  As a percentage of sales, these expenses were 20.8% for the six month period ended September 30, 2009 and 21.0% for the comparable 2008 period.  The primary reason for the decrease in expenses as a percentage of sales is due to decreases in commissions and freight expense.

Interest Expense and Income.  Our interest expense, net of interest income, was $32,321 for the six months ended September 30, 2009, compared to net interest income of $15,576 for the six months ended September 30, 2008.  The increase in interest expense is due to increased borrowings from our factor.

Income Taxes.  During the six months ended September 30, 2009, the Company recorded an income tax benefit from continuing operations of $19,542.  For the corresponding 2008 period, the Company had a tax expense of $198,795.

Net Income.  We reported net income of $1,536,335 for the six months ended September 30, 2009 compared to net income of $4,494,694 for the corresponding period of the prior fiscal year.  The primary reasons for the decrease is the gain of $3,381,254 recognized in the prior year’s period as a result of the settlement of the obligations of our Canadian subsidiary.  Net income from continuing operations rose 40.9% to $924,870 from $656,301 in the comparable quarter of last year.  Net income from continuing operations rose 38.0% to $1,536,335 from $1,113,440 in the comparable period of the prior year as a result of higher earnings from the Hong Kong Joint Venture.

Financial Condition and Liquidity

The Company has a Factoring Agreement with CIT Group, Inc. (CIT) which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases.  The maximum amount available under the Factoring Agreement is currently $7,500,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, as of September 30, 2009 we had borrowed $3,416,135 under the Factoring Agreement, substantially all of our availability under the Factoring Agreement.  The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender.  At September 30, 2009, the prime rate was 3.25%.  Borrowings are collateralized by all of our accounts receivable and inventory.

Our factored accounts receivable as of the end of our last fiscal year (net of allowances for doubtful accounts) were $4,610,401, and were $4,799,019 as of September 30, 2009.  Our prepaid expenses as of the end of our last fiscal year were $255,745, and were $373,848 as of September 30, 2009.

Operating activities provided cash of $2,026,296 for the six months ended September 30, 2009.  This was primarily due to a decrease in inventories and prepaid expenses of $2,876,640, offset by a decrease in accounts payable and accrued expenses of $507,894 and earnings of the Joint Venture of $1,542,354.  For the same period last year, operating activities used cash of $3,073,310, primarily as a result of unremitted earnings of the Hong Kong Joint Venture and increases in inventory and prepaid expenses offset by a decrease in accounts payable and accrued expenses, which was due to a build-up in the Company’s inventory balances during that period to meet forecasted sales orders.

Investing activities provided cash of $342,740 during the six months ended September 30, 2009.

Financing activities provided cash of $3,330,474 during the six months ended September 30, 2009, primarily from borrowings from our factor.

We believe that funds available under the Factoring Agreement, distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital.  In July 2009, the parent corporation of the Company’s factor and principal lender, CIT, warned in a press release of the possibility that it may file for bankruptcy protection.  Since July 13, 2009 we borrowed substantially all of our availability from CIT and transferred this amount to a deposit account with our commercial bank.  At September 30, 2009, we had $3,416,135 in borrowings under our factoring agreement with CIT, had no cash on deposit with CIT, and had exercised substantially all of our availability to borrow based on our Factoring Agreement.  On November 1, 2009, the parent corporation of the Company’s factor and principal lender, CIT, announced that it had filed for bankruptcy protection.  While CIT has stated that its bankruptcy filing will allow it to continue to provide funding to its customers such as the Company, it is too early to determine the impact, if any, CIT’s bankruptcy will have on the Company.  We will continue to monitor our borrowing policy with respect to CIT, and we are reviewing our options to establish an alternate source of commercial financing, if needed.

Joint Venture

Net Sales.  Net sales of the Joint Venture for the three and six months ended September 30, 2009 were $8,191,985 and $14,059,608, respectively, compared to $11,870,728 and $19,667,762, respectively, for the comparable period in the prior fiscal year.  Although the Joint Venture’s sales to the Company increased, primarily for products purchased by the Company for sale to the Company’s new national home improvement retailer customer, the 31.0% and 28.5% respective decreases in net sales by the Joint Venture for the three and six month periods were due to lower volumes of sales of smoke alarm products to non-related customers in the Australian and European market.

Gross Margins.  Gross margins of the Joint Venture for the three month period ended September 30, 2009 increased to 34.1% from 28.0% for the 2008 corresponding period.  For the six month period ended September 30, 2009, gross margins increased to 31.0% from the 26.1% gross margin of the prior year’s corresponding period.  Since gross margins depend on sales volume of various products, with varying margins, increased sales of higher margin products and decreased sales of lower margin products affect the overall gross margins.

Expenses.  Selling, general and administrative expenses were $1,274,546 and $2,152,747, respectively, for the three and six month periods ended September 30, 2009, compared to $1,389,104 and $2,607,670 in the prior year’s respective periods.  As a percentage of sales, expenses were 15.6% and 15.3% for the three and six month periods ended September 30, 2009, compared to 11.7% and 13.3% for the three and six month periods ended September 30, 2008.  The increase in selling, general and administrative expense as a percent of sales was primarily due to variable costs that remained constant despite decreased net sales.

Interest Income and Expense.  Interest expense, net of interest income, was $1,509 and $3,602, respectively, for the three and six month periods ended September 30, 2009, compared to net interest expense of $4,267 and $5,761, respectively, for the prior year’s periods.  The reduction in net interest expense resulted from a decrease in the Joint Venture’s borrowings.

Net Income.  Net income for the three and six months ended September 30, 2009 were $1,477,312 and $2,416,124, respectively, compared to $1,732,256 and $2,382,837, respectively, in the comparable periods last year.  The 14.7% and 1.4% respective decrease and increase in net income for the three and six month periods were due primarily to decreased sales volume as noted above.

Liquidity.  Cash needs of the Joint Venture are currently met by funds generated from operations.  During the six months ended September 30, 2009, working capital increased by $603,842 from $9,151,199 on March 31, 2009 to $9,755,041 on September 30, 2009.

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

As previously reported, on June 11, 2003, Walter Kidde Portable Equipment, Inc. (“Kidde”) filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 03cv00537), alleging that certain of the Company’s AC powered/battery backup smoke detectors infringe a patent acquired by Kidde (US 4,972,181).  Kidde was seeking injunctive relief and damages to be determined at trial. On March 31, 2006, following numerous procedural and substantive rulings which the Company believes were favorable to the Company, Kidde obtained dismissal, without prejudice, of its suit. On November 28, 2005, prior to the March 31, 2006 dismissal of the original suit, Kidde filed a second lawsuit in the same court (Case No. 05cv1031) based on virtually identical infringement allegations as the earlier case.  Discovery is now closed in this second case.  Although the asserted patent is now expired, prior to its expiration, the Company sought and has now successfully obtained re-examination of the asserted patent in the United States Patent and Trademark Office (USPTO) largely based on the references cited and analysis presented by the Company which correspond to defenses raised in the litigation.  In July, the USPTO issued a final rejection of all of the claims asserted against the Company based on the references.  Kidde filed a response to the rejection which was subject to an October 19, 2009 advisory action by the USPTO rejecting its additional arguments.  Kidde is entitled to take an appeal to the Board of Patent Appeals and Interferences.  The litigation is stayed pending the conclusion of the reexamination proceedings. The USPTO action fully supports the Company’s substantive position and its defenses to Kidde.  The Company and its counsel believe that regardless of the outcome of the reexamination, the Company has significant defenses relating to the patent in suit.  In the event of an unfavorable outcome, the amount of any potential loss to the Company is not yet determinable.

As further previously reported, on June 25, 2008, Maple Chase Company which was acquired in January 2008 by United Technologies Corporation (UTC), which also owns Kidde, filed a civil suit against the Company in the United States District Court for the Northern District of Illinois (Case No. 08cv3641) for patent infringement of Re 33920, a patent that expired in March of 2007.  On January 13, 2009, the Court granted permission to substitute Kidde for Maple Chase as the party plaintiff.  This action involves the same patent that formed the basis of the suit filed by Maple Chase against the Company in February 2004 (Case No. 03cv07205).   In that case, the Company successfully sought and obtained reexamination of the asserted patent in the USPTO based on the references cited and analysis presented by the Company.  In April 2005, the Court dismissed the earlier case subject to the outcome of the reexamination.  After pending for more than three years and after the expiration of the patent, a Reexamination Certificate was granted confirming patentability of many of the claims and cancelling the remaining claims.  The 2008 case asserts infringement of the claims emerging out of reexamination.  On June 10, 2009, the Court granted the Company’s motion to amend its Answer and Counterclaims seeking injunctive and antitrust damages against Kidde and filed a third-party Complaint against its parent company, United Technologies Corporation.   Kidde and UTC filed a motion to dismiss the antitrust claims which was denied by the Court on October 22, 2009.  Discovery is now underway.  The Company believes that it has meritorious and substantial technical defenses to the action and that it is entitled to a number of legal/equitable defenses due to the long period of inaction and acquiescence by Kidde/Maple Chase and its predecessors.  The amount, if any, of potential loss to the Company is not yet determinable.  The Company intends to vigorously defend the suit and press its pending counterclaims.

As reported in the Company’s Annual Report of Form 10-K for the fiscal year ended March 31, 2009, on August 21, 2008, Kidde filed its latest civil suit against the Company for patent infringement (Case No. 08cv2202), this time in the United States District Court for the District of Maryland.  Kidde accuses the Company of infringement of US patent 6,791,453 by communication protocols for interconnected hazardous condition (smoke, heat and Carbon monoxide) detectors sold by the Company.  The Company believes that it has meritorious and substantial technical defenses to the action.  The amount, if any, of potential loss to the Company is not yet determinable.  The Company intends to vigorously defend the suit and press its pending counter and third party claims.

As further reported in the Company’s Annual Report of Form 10-K for the fiscal year ended March 31, 2009, on September 25, 2008, the Company with its Answer and Counterclaims to Kidde filed a third-party Complaint against UTC in the United States District Court for the District of Maryland in Case No. 08cv2202 for the predatory litigation campaign by the defendant and its subsidiary, Kidde.  On March 31, 2009, Kidde filed for reexamination of the ‘453 patent.  That reexamination request was declined by the USPTO.  Kidde and UTC filed a joint motion to dismiss the Company’s antitrust claims and the Company filed a second motion to amend its Answer and Counterclaims.  On October 9, 2009, the Court held a hearing but has not yet issued its decision on the patent claim interpretation and the motions to dismiss and amend.  Otherwise, the case is in the discovery phase.  The Company intends to vigorously prosecute its claims.

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, File No. 1-31747)
10.1	Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated November 11, 2009*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: November 11, 2009	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer