Form 10-Q
period 2009-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2010-02-16
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2009

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

At February 16, 2009, the number of shares outstanding of the registrant’s common stock was 2,387,887.

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets at December 31, 2009
	and March 31, 2009	3

	Consolidated Statements of Earnings for the Three
	Months Ended December 31, 2009 and 2008	4

	Consolidated Statements of Earnings for the Nine
	Months Ended December 31, 2009 and 2008	5

	Consolidated Statements of Cash Flows for the Nine
	Months Ended December 31, 2009 and 2008	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	13

Item 4T.	Controls and Procedures	14

Part II - Other Information

Item 1.	Legal Proceedings	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 6.	Exhibits	16

	Signatures	17

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	March 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,087,869	$284,030
Accounts receivable:
Trade, net of allowance, for doubtful accounts of $87,851 and $95,927 at December 31, 2009 and March 31, 2009	797,861	55,779
Other receivables	69,384	97,780
Receivable from Hong Kong Joint Venture	156,037	312,257
	1,023,282	465,816

Amount due from factor	3,154,181	4,610,401
Inventories, net of allowance for obsolete inventory of $100,000 and $204,309 at December 31, 2009 and March 31, 2009, respectively	5,497,833	8,997,231
Prepaid expenses	217,049	255,745
Assets held for sale	-	202,565
TOTAL CURRENT ASSETS	14,980,214	14,815,788
DEFERRED TAX ASSET	1,910,796	2,141,702
INVESTMENT IN HONG KONG JOINT VENTURE	12,108,352	10,550,373
PROPERTY AND EQUIPMENT – NET	213,349	251,366
OTHER ASSETS	20,136	18,449
TOTAL ASSETS	$29,232,847	$27,777,678

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$584,516	$794,365
Hong Kong Joint Venture accounts payable	2,259,551	1,967,073
Accrued liabilities:
Litigation reserve	40l,592	401,592
Payroll and employee benefits	166,545	148,071
Commissions and other	37,407	202,789
Liabilities held for sale	-	202,565
TOTAL CURRENT LIABILITIES	3,449,611	3,716,455

Long-term liability – other	97,469	95,324

COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding 2,387,887 shares at December 31, 2009 and 2,408,220 shares at March 31, 2009	23,879	24,083
Additional paid-in capital	13,106,683	13,186,436
Retained earnings	12,555,205	10,755,380
TOTAL SHAREHOLDERS’ EQUITY	25,685,767	23,965,899
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,232,847	$27,777,678

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended December 31,
	2009	2008

Net sales	$6,321,490	$5,595,049
Cost of goods sold – acquired from Joint Venture	4,454,098	4,222,264
Cost of goods sold – other	548,391	35,000

GROSS PROFIT	1,319,001	1,337,785

Research and development expense	126,713	107,632
Selling, general and administrative expense	1,315,207	1,177,776

Operating (loss) income	(122,919)	52,377

Other income (expense):
Interest income	11,026	-
Interest expense	(27,444)	(6,967)

(LOSS) INCOME BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(139,337)	45,410

Equity in earnings of Joint Venture	657,023	458,745

Income from operations before income taxes	517,686	504,155
Provision for income tax expense	254,196	211,642

NET INCOME	$263,490	$292,513

Income per share:
Basic – net income	$0.11	$0.12
Diluted – net income	$0.11	$0.12

Shares used in computing net income per share:
Basic	2,387,887	2,467,028
Diluted	2,395,201	2,467,028

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Nine Months Ended December 31
	2009	2008

Net sales	$20,137,200	$20,169,229
Cost of goods sold - acquired from Joint Venture	14,850,994	15,322,425
Cost of goods – other	1,149,699	40,680

GROSS PROFIT	4,136,507	4,806,124

Research and development expense	467,411	279,050
Selling, general and administrative expense	3,853,592	4,071,000

Operating (loss) income	(184,496)	456,074

Other income (expense):
Interest income	20,451	41,876
Interest expense	(69,190)	(33,267)

(LOSS) INCOME BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(233,235)	464,683

Equity in earnings of Joint Venture	2,267,714	1,351,707

Income from continuing operations before income taxes	2,034,479	1,816,390
Provision for income tax expense	234,654	410,437

INCOME FROM CONTINUING OPERATIONS	1,799,825	1,405,953

Discontinued operations:
Gain from operations of the discontinued Canadian subsidiary	-	2,415,382
Income tax benefit – discontinued operations	-	(965,872)
Gain from discontinued operations	-	3,381,254

NET INCOME	$1,799,825	$4,787,207

Income per share:
Basic – from continuing operations	$0.75	$0.57
Basic – from discontinued operations	-	$1.36
Basic – net income	$0.75	$1.93
Diluted – from continuing operations	$0.75	$0.57
Diluted – from discontinued operations	-	$1.36
Diluted – net income	$0.75	$1.93

Shares used in computing net income per share:
Basic	2,389,360	2,480,330
Diluted	2,395,621	2,480,330

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$1,799,825	$4,787,207
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Activities of discontinued operations	-	(3,428,897)
Depreciation and amortization	38,017	33,937
Earnings of the Joint Venture	(2,267,714)	(1,351,707)
Changes in operating assets and liabilities:
Decrease in accounts receivable and amounts due from factor	898,754	1,038,561
Decrease (increase) in inventories and prepaid expenses	3,538,094	(3,971,376)
(Decrease) increase in accounts payable and accrued expenses	(64,279)	511,684
Decrease (increase) decrease in deferred taxes and other assets	229,221	(290,076)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,171,918	(2,670,667)

INVESTING ACTIVITIES:
Purchase of property and equipment	-	(34,119)
Activities of discontinued operations	-	2,590,722
Dividends received from Joint Venture	709,735	649,383

NET CASH PROVIDED BY INVESTING ACTIVITIES	709,735	3,205,986

FINANCING ACTIVITIES:
Purchase and retirement of common stock	(79,959)	(136,979)
Borrowing from factor	4,326,852	101,911
Repayment to factor Activities of discontinued operations	(4,326,852)	(4,187,444)
Other long-term obligations	2,145	4,164

NET CASH USED IN FINANCING ACTIVITIES	(77,814)	(4,218,348)

INCREASE (DECREASE) IN CASH	4,803,839	(3,683,029)

Cash at beginning of period	284,030	3,863,784

CASH AT END OF PERIOD	$5,087,869	$180,755

Supplemental information:
Interest paid	$69,190	$33,267
Income taxes	$-	$-

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

The receivership has been completed as of September 22, 2008 and there are no remaining assets or liabilities of Icon.

Income Taxes

A provision for federal and state income tax expense on continuing operations of $234,654 and $410,437 has been provided for the nine month periods ended December 31, 2009 and 2008, respectively.  The lower effective rate in the current period was a result of a higher permanent difference related to unrealized equity method earnings of the Joint Venture in excess of realized equity method of earnings of the Joint Venture, partially offset by a reduction in income before equity in earnings of the Joint Venture.

As of December 31, 2009, the Company has recorded in other long term liabilities, an amount for uncertain tax positions of $97,469, including imputed interest.  The Company treats interest and penalties related to uncertain tax liabilities as income tax expense.

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Joint Venture”), that has manufacturing facilities in the People’s Republic of China, for the manufacturing of security products.  The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the nine months ended December 31, 2009 and 2008:

	2009	2008
Net sales	$22,592,798	$29,270,914
Gross profit	7,235,461	7,925,541
Net income	3,737,826	3,592,801
Total current assets	17,560,768	17,594,219
Total assets	31,323,068	28,312,610
Total current liabilities	5,389,052	5,900,157

During the nine months ended December 31, 2009 and 2008, respectively, the Company purchased $11,855,816 and $18,787,069 of products from the Joint Venture.  For the nine month period ended December 31, 2009, the Company has adjusted its earnings of the Joint Venture to reflect an addition of $398,801 to inter-Company profit in inventory and a decrease of $471,840 for the comparable period in the prior year.

Included in the operations of the three months ended December 31, 2009 is a net charge of approximately $142,819 for social insurance related to employment expense incurred at the Fujian factory site in the Peoples Republic of China.  Approximately $105,000 of this amount is related to prior periods (approximately $64,000 relates to the fiscal 2009 filing and approximately $18,000 related to each of the first two quarters of fiscal 2010).  Due to the limited number of employees at the Fujian factory site in prior periods, the accrual of social insurance expense was deemed immaterial.  With increased employment at this site, the Hong Kong Joint Venture began accruing for social insurance in the three month period ending December 31, 2009.

The Company evaluated the accrual of these amounts based on the expected operating results for the year ending March 31, 2010 and based on historical operating results for the year ended March 31, 2009 in accordance with FASB Accounting Standards CodificationTM (ASC) 275, Interum Reporting and ASC 250-10-555-1, Materiality.  Management’s evaluation indicated that the correction represents a 29.9% impact on net income for the three months ended December 31, 2009 and a 3.8% impact on net income for the nine months ended December 31, 2009.  The amount of the adjustment, when compared to the operating results for the year ended March 31, 2009, or on any trend of income, is not considered by management to be material.

Net Income per Common Share

Basic earnings per common share are computed based on the weighted average number of common shares outstanding during the periods presented.  Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents.  The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price.

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three and nine month periods ended December 31, 2009 and 2008 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Weighted average number of common shares outstanding for basic EPS	2,387,887	2,467,028	2,389,360	2,480,330
Shares issued upon the assumed exercise of outstanding stock options	7,314	0	6,261	0
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,395,201	2,467,028	2,395,621	2,480,330

Outstanding options to purchase 65,756 shares of common stock as of December 31, 2009 are not included in the above calculations as the effect would be anti-dilutive.

Stock Based Compensation

Stock Option Activity.  During the nine month period ended December 31, 2009, no stock options were granted and no shares of our common stock were issued as a result of the exercise of the options granted under the now expired stock option plan.

Stock Compensation Expense. Compensation expense related to share-based awards is recognized on a straight-line basis based on the grant-date fair value of share awards that are expected to vest during the requisite service period.  We have estimated forfeitures on the date of grant and are only recording expense on shares we expect to vest. For the nine months ended December 31, 2009 and 2008, we recorded $17,109 and $7,736, respectively, of stock-based compensation cost as general and administrative expense in our consolidated statement of earnings. No portion of employees’ compensation including stock compensation expense was capitalized during the period.

As of December 31, 2009, there was $28,516 of unrecognized compensation cost related to share-based compensation arrangements that we expect to vest.  The aggregate intrinsic value of currently exercisable options was $0 at December 31, 2009.

Contingencies

From time to time, the Company is involved in various lawsuits and legal matters.  It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

Subsequent Events

The Company evaluated its December 31, 2009 financial statements for subsequent events through February 16, 2010; the date financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Recent Accounting Pronouncements

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture.  Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method.  Accordingly, the following discussion and analysis of the three and nine month periods ended December 31, 2009 and 2008 relate to the operational results of the Company.  A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

Discontinued Canadian Operations

As discussed in prior periods, on February 11, 2008, the assets of International Conduits, Ltd. (Icon), a Canadian corporation in which we owned a two-thirds interest, were placed under the direction of a court appointed receiver, and the operations of Icon were suspended. Accordingly, the assets and liabilities of Icon are not consolidated in the financial statements of the Company and are classified as assets held in receivership.  Our consolidated financial statements and the related note disclosures reflect the operations of Icon as discontinued operations for all periods presented.  The receivership was completed as of September 22, 2008 and there are no remaining assets or liabilities of Icon.

Results of Operations

Three Months Ended December 31, 2009 and 2008

Sales.  Net sales for the three months ended December 31, 2009 were $6,321,490 compared to $5,595,049 for the comparable three months in the prior fiscal year, an increase of $726,441 (13.0%).  The primary reason for the increase in net sales volumes was higher sales of our core product lines, including smoke alarms and carbon monoxide alarms, to retailers and national catalog outlets.

Gross Profit Margin.  Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  Our gross profit margin was 20.9% and 23.9% of sales for the quarters ended December 31, 2009 and 2008, respectively.  The decrease in gross profit margin was primarily due to a lower gross profit margin realized on a higher percentage of sales to national retailers.

Expenses.  Research and development, and selling, general and administrative expenses increased by $156,512 from the comparable three months in the prior year, principally due to increases in research and development expenses and costs associated with higher sales volume.  As a percentage of net sales, these expenses decreased to 22.8% for the three month period ended December 31, 2009, from 23.0% for the corresponding 2008 period.

Interest Expense and Income.  Our interest expense, net of interest income, was $16,418 for the quarter ended December 31, 2009, compared to net interest expense of $6,967 for the quarter ended December 31, 2008.  The increase in interest expense is due to increased borrowings from our factor.

Income Taxes.  During the quarter ended December 31, 2009, the Company had a net income tax expense of $254,196, primarily due to a reduction in deferred taxes resulting from the utilization of net operating loss carryforwards.  For the corresponding 2008 period, the Company had a net income tax expense of $211,642.

Net Income.  We reported net income of $263,490 for the quarter ended December 31, 2009, compared to net income of $292,513 for the corresponding quarter of the prior fiscal year, a $29,023 (9.9%) decrease.  The decrease in net income is primarily a result of losses from domestic operations, partially offset by higher earnings from the Hong Kong Joint Venture.

Nine Months Ended December 31, 2009 and 2008

Sales.  Net sales for the nine months ended December 31, 2009 were $20,137,200 compared to $20,169,229 for the comparable nine months in the prior fiscal year, a decrease of $32,029 (0.2%).  The primary reason for the decrease in net sales volumes was lower sales of our core product lines, including smoke alarms and carbon monoxide alarms, to the electrical distribution trade due to a decrease in new home construction during the period, partially offset by increased sales to retailers.

Gross Profit Margin.  The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  The Company’s gross profit margin decreased from 23.8% for the period ended December 31, 2008 to 20.5% for the current period ended December 31, 2009.  The decrease in gross profit margin was primarily due to a lower gross profit margin realized on increased sales to national retailers.

Expenses.  Research and development, and selling, general and administrative expenses decreased by $29,047 from the comparable nine months in the prior year.  As a percentage of sales, these expenses were 21.5% for the nine month period ended December 31, 2009 and 21.6% for the comparable 2008 period, primarily due to increased research and development expenses.

Interest Expense and Income.  Our interest expense, net of interest income, was $48,739 for the nine months ended December 31, 2009, compared to net interest income of $8,609 for the nine months ended December 31, 2008.  The increase in interest expense is due to increased borrowings from our factor during this period.

Income Taxes.  During the nine months ended December 31, 2009, the Company recorded an income tax expense from continuing operations of $234,654, primarily due to a reduction in deferred taxes resulting from the utilization of net operating loss carryforwards.  For the corresponding 2008 period, the Company had a tax expense of $410,437.  The lower effective rate in the current period was primarily a result of lower domestic taxable income, partially offset by higher realized equity in the earnings of the Joint Venture.

Net Income.  We reported net income of $1,799,825 for the nine months ended December 31, 2009 compared to net income of $4,787,207 for the corresponding period of the prior fiscal year.  The primary reasons for the decrease is the gain of $3,381,254 recognized in the prior year’s period as a result of the settlement of the obligations of our Canadian subsidiary.  Net income from continuing operations rose 28.0% to $1,799,825 from $1,405,953 in the comparable period last year.  Net income from continuing operations rose as a result of higher earnings from the Hong Kong Joint Venture.

On December 22, 2009, we issued a press release indicating that a national home improvement retail customer had informed the Company that it had not renewed our product line for the fiscal year commencing approximately April 1, 2010.  The Company’s sales to this customer approximated $3,300,000 and $10,400,000 for the three and nine months ended December 31, 2009, respectively.  We continue to market our product line to national retailers but have not, at this time, entered into agreements with other national retailers which would produce the volume of sales to this national retailer.

Financial Condition and Liquidity

We have a Factoring Agreement with CIT Group, Inc. (CIT) which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases.  The maximum amount available under the Factoring Agreement is currently $7,500,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, as of December 31, 2009 we had no borrowings under the Factoring Agreement.  The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender.  At December 31, 2009, the prime rate was 3.25%.  Borrowings are collateralized by all of our accounts receivable and inventory.

Our factored accounts receivable as of the end of our last fiscal year (net of allowances for doubtful accounts) were $4,610,401, and were $3,154,181 as of December 31, 2009.  Our prepaid expenses as of the end of our last fiscal year were $255,745, and were $217,049 as of December 31, 2009.

Operating activities provided cash of $4,171,918 for the nine months ended December 31, 2009.  This was primarily due to a decrease in inventories and prepaid expenses of $3,538,094, a decrease in accounts receivable and due from factor of $898,754 and offset by earnings of the Joint Venture of $2,339,124.  For the same period last year, operating activities used cash of $2,670,667, primarily as a result of unremitted earnings of the Hong Kong Joint Venture and increases in inventory and prepaid expenses offset by a decrease in accounts payable and accrued expenses, which was due to a build-up in the Company’s inventory balances during that period to meet forecasted sales orders.

Investing activities provided cash of $709,735 during the nine months ended December 31, 2009 from dividends received from the Joint Venture.  For the nine months ended December 31, 2008, investing activities provided $3,205,986, primarily from discontinued operations and dividends received from the Joint Venture.

Financing activities used cash of $77,813 during the nine months ended December 31, 2009, primarily from the purchase and retirement of common stock.  In the nine months ended December 31, 2008, financing activities used $4,218,348, primarily from discontinued operations.

We believe that funds available under the Factoring Agreement, distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital.

Joint Venture

Net Sales.  Net sales of the Joint Venture for the three and nine months ended December 31, 2009 were $8,533,190 and $22,592,798, respectively, compared to $9,603,152 and $29,270,914, respectively, for the comparable period in the prior fiscal year.  The 11.1% and 22.8% respective decreases in net sales by the Joint Venture for the three and nine month periods were due to lower sales to the Company.  The Joint Venture’s sales to the Company decreased, primarily due to a reduction in inventories of products purchased by the Company for sale to the Company’s retail customers in future periods.

Gross Margins.  Gross margins of the Joint Venture for the three month period ended December 31, 2009 increased to 33.7% from 28.9% for the 2008 corresponding period.  For the nine month period ended December 31, 2009, gross margins increased to 32.0% from the 27.1% gross margin of the prior year’s corresponding period.  Since gross margins depend on sales volume of various products, with varying margins, increased sales of higher margin products and decreased sales of lower margin products affect the overall gross margins.

Expenses.  Selling, general and administrative expenses were $1,541,932 and $3,694,679, respectively, for the three and nine month periods ended December 31, 2009, compared to $1,372,705 and $3,980,375 in the prior year’s respective periods.  As a percentage of sales, expenses were 18.1% and 16.3% for the three and nine month periods ended December 31, 2009, compared to 14.3% and 13.6% for the three and nine month periods ended December 31, 2008.  The changes in selling, general and administrative expense as a percent of sales are primarily due to variable costs that remain constant despite changes in net sales.

Interest Income and Expense.  Interest expense, net of interest income, was $1,919 and $5,521, respectively, for the three and nine month periods ended December 31, 2009, compared to net interest expense of $7,163 and $12,924, respectively, for the prior year’s periods.  The reduction in net interest expense resulted from a decrease in the Joint Venture’s borrowings.

Net Income.  Net income for the three and nine months ended December 31, 2009 were $1,321,702 and $3,737,826, respectively, compared to $1,273,660 and $3,592,801, respectively, in the comparable periods last year.  The 3.8% and 4.0% increase in net income for the three and nine month periods were due primarily to higher gross margins as noted above.

Liquidity.  Cash needs of the Joint Venture are currently met by funds generated from operations.  During the nine months ended December 31, 2009, working capital increased by $2,626,751 from $9,151,199 on March 31, 2009 to $11,777,950 on December 31, 2009.

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

ITEM 4T.	CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

As previously reported, on June 11, 2003, Walter Kidde Portable Equipment, Inc. (“Kidde”) filed a civil suit against the Company in the United States District Court for the Middle District of North Carolina (Case No. 03cv00537), alleging that certain of the Company’s AC powered/battery backup smoke detectors infringe a patent acquired by Kidde (US 4,972,181).  Kidde was seeking injunctive relief and damages to be determined at trial.  On March 31, 2006, following numerous procedural and substantive rulings which the Company believes were favorable to the Company, Kidde obtained dismissal, without prejudice, of its suit.  On November 28, 2005, prior to the March 31, 2006 dismissal of the original suit, Kidde filed a second lawsuit in the same court (Case No. 05cv1031) based on virtually identical infringement allegations as the earlier case.  Discovery is now closed in this second case.  Although the asserted patent is now expired, prior to its expiration, the Company sought and has now successfully obtained re-examination of the asserted patent in the United States Patent and Trademark Office (USPTO) largely based on the references cited and analysis presented by the Company which correspond to defenses raised in the litigation.  In July, the USPTO issued a final rejection of all of the claims asserted against the Company based on the references.  Kidde filed a response to the rejection which was subject to an October 19, 2009 advisory action by the USPTO rejecting its additional arguments.  Kidde has appealed to the Board of Patent Appeals and Interferences which is now pending.  The litigation is stayed pending the conclusion of the reexamination proceedings. The USPTO action fully supports the Company’s substantive position and its defenses to Kidde.  The Company and its counsel believe that regardless of the outcome of the reexamination, the Company has significant defenses relating to the patent in suit.  In the event of an unfavorable outcome, the amount of any potential loss to the Company is not yet determinable.

As previously reported, on September 25, 2008, the Company filed a third-party Complaint against United Technologies Corporation (UTC), the parent of Kidde, in the United States District Court for the District of Maryland with its Answer and Counterclaims to Kidde in Case No. 08cv2202 for the predatory litigation campaign by the defendant and its subsidiary, Kidde.  On March 31, 2009, Kidde filed for reexamination of UA patent 6,791,453.  That reexamination request was declined by the USPTO.  Kidde and UTC filed a joint motion to dismiss the Company’s antitrust claims and the Company filed a second motion to amend its Answer and Counterclaims.  On December 16, 2009, the Court issued its decision on the patent claim interpretation and denied Kidde and UTC’s motions to dismiss.  The case is now in the discovery phase.

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 12, 2009, the Company held its Annual Meeting of Stockholders.  The only matter submitted to the stockholders for a vote was the election of one director in the Class of 2012.  The nominee was Ronald A. Seff, M.D.  At the Meeting, at least 2,022,379 shares were voted in favor of the nominee, no more than 137,728 shares abstained, were voted against, or were voted to withhold approval of the nominee’s election (any of which has the same effect as a “no” vote).  As a result, the nominee was elected.

Directors not up for re-election and continuing in office after the Meeting are: Ira Bormel, Harvey B. Grossblatt and Cary Luskin.

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
10.3
Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)

10.4
Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)

10.5
Amendment, dated December 22, 2009, to Amended and Restated Factoring Agreement between the Registrant and CIT dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.)*

10.6
Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)

10.7
Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)

10.8
Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated February 16, 2010*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: February 16, 2010	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer