Form 10-K
period 2010-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2010-06-23
CIK 102109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31,  2010 or
☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                   to                   .

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
Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the New York Stock Exchange (NYSE AMEX) on September 30, 2009, was $14,207,928.

The number of shares of common stock outstanding as of June 15, 2010 was 2,387,887.

documents incorporated by reference

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2010 Annual Meeting of Shareholders (to be filed).

UNIVERSAL SECURITY INSTRUMENTS, INC.
2010 ANNUAL REPORT ON FORM 10-K

Table of Contents

		Page

PART I

Item 1.	Business	3
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	9
Item 3.	Legal Proceedings	10
	Executive Officers of the Registrant	10

PART II

Item 5.	Market for Registrant’s Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13
Item 8.	Financial Statements and Supplementary Data	19
Item 9.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	19
Item 9A(T).	Controls and Procedures	19
Item 9B.	Other Information	20

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	21
Item 11.	Executive Compensation	21
Item 12.	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	21
Item 13.	Certain Relationships and Related Transactions, and Director Independence	21
Item 14.	Principal Accountant Fees and Services	21

PART IV

Item 15.	Exhibits and Financial Statement Schedules	22

Signatures		24

PART I

ITEM 1.	BUSINESS

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

In 1989 we formed a limited liability company under the laws of Hong Kong, as a joint venture with a Hong Kong-based partner to manufacture various products in the Peoples Republic of China (the “Hong Kong Joint Venture”).   We currently own a 50% interest in the Hong Kong Joint Venture and are a significant customer of the Hong Kong Joint Venture (51.1% and 63.2% of its sales during fiscal 2010 and 2009 respectively), with the balance of its sales made to unrelated customers worldwide.

We import all of our products from foreign suppliers.  For the fiscal year ended March 31, 2010, approximately 99.0% of our purchases were imported from the Hong Kong Joint Venture.

Our sales for the year ended March 31, 2010 were $26,439,118 compared to $26,097,596 for the year ended March 31, 2009, an increase of approximately 1.3%.  We reported income from continuing operations of $2,268,048 in fiscal 2010 compared to income from continuing operations of $1,442,336 in fiscal 2009, an increase of 57.2%.

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

Safety Products

We market a line of residential smoke and carbon monoxide alarms under the trade names “USI Electric” and “UNIVERSAL” both of which are manufactured by the Hong Kong Joint Venture.

Our line of smoke alarms consists of battery, electrical and electrical with battery backup alarms. Our products contain different types of batteries with different battery lives, and some with alarm silencers. The smoke alarms marketed to the electrical distribution trade also include hearing impaired and heat alarms with a variety of additional features.  We also market carbon monoxide alarms, door chimes and ventilation products.

We have been evaluating and researching new smoke and carbon monoxide detection technologies. This effort has resulted in the development of a new smoke alarm sensing technology and several new product features, and we have applied for patents on certain of these technologies and features.  We have also assisted in the development of a new carbon monoxide sensor which will be capable of detecting several types of gases.  We have initiated the process of obtaining independent certification of a full product line of our next generation of residential smoke and carbon monoxide alarms.  We plan on completing the certification process and expect to begin shipping the next generation of products to our customers during the fiscal year ending March 31, 2011.  We expect to incur additional engineering, design, and certification costs of between $400,000 and $600,000 during the fiscal year ending March 31, 2011.

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

The Company’s retail sales are made directly by our employees and by approximately 17 independent sales organizations which are compensated by commissions.  Our agreements with these sales organizations are generally cancelable by either party upon 30 days notice.  We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business.  The Company’s direct sales are made directly by our officers and full-time employees, seven of whom have other responsibilities for the Company, as well.  Sales outside the United States are made by our officers and through exporters, and amounted to less than 6.5% of total sales in each of the fiscal years ended March 31, 2010 and 2009.

During fiscal 2007, we began selling home safety products to The Home Depot, Inc., a major national home improvement retailer.  Total sales to Home Depot for fiscal 2010, 2009 and 2008 represented approximately 51.3%, 46.6% and 40.2% of our revenues, respectively.  As previously reported, The Home Depot has informed the Company that beginning approximately April 1, 2010 The Home Depot will only sell the Company’s products online and through the retailer’s professional contractors desk.  Accordingly, sales to The Home Depot are expected to decrease and are expected to represent a significantly lower percentage of the Company’s total revenue for the fiscal year ending March 31, 2011

Our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies).  USI Electric has established a national distribution system with 9 regional stocking warehouses throughout the United States which generally enables customers to receive their orders the next day without paying for overnight freight charges.  USI Electric engages sales personnel from the electrical distribution trade and has engaged 27 independent sales organizations which represent approximately 230 sales representatives, some of which have warehouses where USI Electric products are maintained by our sales representatives for sale.

We also market our products through our own sales catalogs and brochures, which are mailed directly to trade customers, and our website.  Our customers, in turn, may advertise our products in their own catalogs and brochures and in their ads in newspapers and other media.  We also exhibit and sell our products at various trade shows, including the annual National Hardware Show.

Our backlog of orders believed to be firm as of March 31, 2010 was approximately $334,729.  Our backlog as of March 31, 2009 was approximately $458,590. This decrease in backlog is primarily due to the timing of orders of our safety products.

Hong Kong Joint Venture

We have a 50% interest in the Hong Kong Joint Venture which has manufacturing facilities in the People’s Republic of China, for the manufacturing of certain of our electronic and electrical products.

We believe that the Hong Kong Joint Venture arrangement will ensure a continuing source of supply for a majority of our safety products at competitive prices.  During fiscal years ended 2010 and 2009, 99.0% and 97.3% of our total inventory purchases were made from the Hong Kong Joint Venture.  The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms.  Changes in economic and political conditions in China or any other adversity to the Hong Kong Joint Venture will unfavorably affect the value of our investment in the Hong Kong Joint Venture and would have a material adverse effect on the Company’s ability to purchase products for distribution.

Our purchases from the Hong Kong Joint Venture represented approximately 51.1% of the Hong Kong Joint Venture’s total sales during fiscal 2010 and 63.2% of total sales during fiscal 2009, with the balance of the Hong Kong Joint Venture’s sales being primarily made in Europe and Australia, to unrelated customers.  The Hong Kong Joint Venture’s sales to unrelated customers were $14,099,350 in fiscal 2010 and $13,299,688 in fiscal 2009.  Please see Note C of the Financial Statements for a comparison of annual sales and earnings of the Hong Kong Joint Venture.

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

As a result of continuing losses at Icon, we undertook an evaluation of the goodwill from our acquisition of Icon during the third quarter of fiscal year 2008 to determine whether the value of the goodwill had been impaired. Based on that evaluation, we determined that the value of the goodwill from our acquisition of Icon was impaired, and we recognized an impairment charge of US$1,926,696 at December 31, 2007 for the goodwill.   In addition, as a result of Icon’s receivership and the steps taken to liquidate Icon’s assets, the non-cash assets of Icon were written down to their estimated net realizable value and a further impairment charge of US$7,087,297 was recognized as of March 31, 2008.  These impairments have been recorded in discontinued operations in the consolidated statements of operations for the fiscal year ended March 31, 2008.

On September 22, 2008, Icon’s obligations were settled in the receivership action by Ontario Superior Court order.   As a result of the settlement of Icon’s obligations, a gain of CAD$5,101,674 (US$4,910,718) was realized by Icon in the quarter ended September 30, 2008.  Approximately US$3,000,000 of the gain related to extinguishment of liabilities due to unsecured creditors as the Company determined that a legal release of the liabilities had been achieved to allow recognition of the gain on extinguishment of liabilities.  This gain was partially offset in consolidation by the US$1,518,375 after-tax effect loss recognized by the Company in settlement of its guarantee of Icon’s secured debt and other losses attributable to the Icon discontinued operation to arrive at the gain from discontinued operations of $3,423,021 for the fiscal year ended March 31, 2009.

At March 31, 2010, all Icon liabilities had been settled and the receiver held no Icon assets.  In the accompanying consolidated financial statements, the results of Icon for all fiscal years included have been restated and are presented as the results of discontinued operations, and certain other prior year amounts have been reclassified in order to conform with the current year’s presentation.

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

Competition

In fiscal year 2010, sales of safety products accounted for substantially all of our total sales.  In the sale of smoke alarms and carbon monoxide alarms, we compete in all of our markets with First Alert and Walter Kidde Portable Equipment, Inc.  These companies have greater financial resources and financial strength than we have.  We believe that our safety products compete favorably in the market primarily on the basis of styling, features and pricing.

The safety industry in general involves changing technology.  The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Employees

As of March 31, 2010, we had 18 employees, 15 of whom are engaged in administration and sales, and the balance of whom are engaged in product development.  Our employees are not unionized, and we believe that our relations with our employees are satisfactory.

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

During fiscal year 2010, 99.0% of our total inventory purchases were made from the Hong Kong Joint Venture.  The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms, and we are currently pursuing the development of additional products to be manufactured by the Hong Kong Joint Venture.  Our purchases from the Hong Kong Joint Venture represented approximately 51.1% of the Hong Kong Joint Venture’s total sales during fiscal 2010, with the balance of the Hong Kong Joint Venture’s sales being primarily made in Europe and Australia to unrelated customers. If the Hong Kong Joint Venture does not maintain profitability, our profitability will be adversely affected.

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

In fiscal year 2010, our sales of safety products accounted for substantially all of our sales.  Many of our competitors have greater financial resources and financial strength than we have.  Some of our competitors may be willing to reduce prices and accept lower profit margins to compete with us.  While we believe that our safety products compete favorably with other such products in the market, primarily on the basis of styling, features, and pricing, the safety industry in general involves changing technology.  The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.  As a result of this competition, we could lose market share and suffer losses, which could have a material adverse effect on our future financial performance.

Our reliance on a single large customer exposes the Company to uncertainties and risk.

During recent fiscal years, our sales have decreased due to decreases in new housing construction in the U.S. domestic market.  As our total sales decreased, the percentage of our sales to a single large customer, The Home Depot, increased as a percentage of total sales.  Effective for the fiscal year ending March 31, 2011, this customer will sell our products only online and through its retailer’s professional contractors’ desk.  Accordingly, sales to this customer are expected to decrease and are expected to represent a significantly lower percentage of our total revenue for the fiscal year ending March 31, 2011.  If we are not successful in increasing sales of existing or new products to other customers, our overall sales and profitability will be negatively impacted.

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

We market our products nationally to retailers, including wholesale distributors, chain, discount, and home center stores, catalog and mail order companies and to other distributors.  Overall consumer confidence, consumer credit availability, recessionary trends, housing starts and prices, mortgage rates, and consumers’ disposable income and spending levels directly impact our sales.  Negative trends, whether national or regional in nature, in any of these economic conditions have and could adversely affect our financial results.

Our products must meet specified quality and safety standards to enter and stay on the market.

Our products must meet US. and various international standards before they are sold.  For example, in the United States, our products must be certified by independent testing agencies and similar certifications must be obtained in each country where we compete for market share.  If our manufacturers’ products or manufacturing facilities (including those of the Hong Kong Joint Venture) fail to pass periodic inspections, the approval certificates for the relevant products may be suspended until corrections are made.  Loss of independent certifications could have a material adverse affect on our sales and financial results.

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

We design most of our security products and contract with suppliers to manufacture those products and deliver them to us.  We have been the subject of lawsuits by third parties which assert against us infringement claims or claims that we have violated a patent or infringed upon a copyright, trademark or other proprietary right belonging to them.  If such infringement by our suppliers or by us were found to exist, we could be subject to monetary damages and an injunction preventing the use of their intellectual property.  If one of our products were found to infringe, we may attempt to acquire a license or right to use such technology or intellectual property, which could result in higher manufacturing costs.  Any infringement claim, even if not meritorious and/or covered by an indemnification obligation, could result in the expenditure of a significant amount of our financial and managerial resources.

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

We have not declared or paid cash dividends on our common stock in over 26 years.  We currently anticipate that we will retain all of our earnings for use in the development of our business and do not anticipate paying cash dividends in the foreseeable future.  As a result, capital appreciation, if any, of our common stock would be the only source of gain for stockholders until dividends are paid, if at all. The payment of dividends in the future will be at the discretion of our board of directors.

The exercise of outstanding options will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of our common stock underlying such options may adversely affect prevailing market prices for our common stock.

As of March 31, 2010, there are outstanding options to purchase an aggregate of 53,427 shares of our common stock at per share exercise prices ranging from $3.25 to $16.09.  The exercise of such outstanding options would dilute the percentage ownership of our existing stockholders, and any sales in the public market of shares of our common stock underlying such options may adversely affect prevailing market prices for our common stock.

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

Effective January 2009, we entered into a 10 year operating lease for a 12,000 square foot office and warehouse located in Baltimore County, Maryland.  The Company has the right to terminate the lease after five years for a one-time payment of $42,000.  In June 2009, we amended this lease to include an additional 3,000 square feet of warehouse space contiguous to our existing warehouse in Baltimore County, Maryland for occupancy in August 2009.  Monthly rental expense, with common area maintenance, approximates $10,236 after occupancy of the additional warehouse space and increases 3% per year.

Effective March 2003, we entered into an operating lease for an approximately 2,600 square foot office in Naperville, Illinois.  This lease expires in February 2012 and is subject to increasing rentals at 3% per year.  The monthly rental, with common area maintenance, approximated $3,266 per month during the current fiscal year.

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

On June 25, 2008, Maple Chase Company, which was acquired by United Technologies Corporation (UTC), which also owns Kidde, filed a civil suit against the Company in the United States District Court for the Northern District of Illinois (Case No. 08cv3641) for patent infringement of Re 33920, a patent that expired in March of 2007. On January 13, 2009, the Court granted permission to substitute Kidde for Maple Chase as the party plaintiff.  This action involved the same patent that formed the basis of a suit filed by Maple Chase against the Company in February 2004 (Case No. 03cv07205) which was dismissed by the Court in April 2005, subject to the outcome of a reexamination of the patent.  The 2008 case asserted infringement of claims emerging out of reexamination.

On August 21, 2008, Kidde again filed a civil suit against the Company for patent infringement in the United States District Court for the District of Maryland (Case No. 08cv2202).  Kidde alleged that the Company infringed US patent 6,791,453 by communication protocols for interconnected hazardous condition (smoke, heat and carbon monoxide) alarms sold by the Company.

On September 25, 2008, the Company filed a third-party Complaint against UTC and Kidde in the United States District Court for the District of Maryland with its Answer and Counterclaims to Kidde in Case No. 08cv2202 seeking injunctive and antitrust damages for the predatory litigation campaign by UTC and Kidde against the Company.

As reported by the Company in a Current Report on Form 8-K, on February 22, 2010 the Company entered into a confidential Settlement and License Agreement with UTC and Kidde.  Under the terms of the agreement, all claims and counterclaims in all of the above described lawsuits were mutually dismissed.  Additionally, UTC and Kidde granted to the Company world-wide non-exclusive licenses under the patented technology in litigation.

From time to time, the Company may be involved in various lawsuits and legal matters.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

Harvey B. Grossblatt	63	President, Chief Operating Officer and Chief Executive Officer

James B. Huff	58	Chief Financial Officer, Secretary and Treasurer

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

Market for Common Stock

Our common stock, $.01 par value (the “Common Stock”) trades on the American Stock Exchange under the symbol UUU.  As of June 15, 2010, there were 224 record holders of the Common Stock.  The closing price for the Common Stock on that date was $6.00.  We have not paid any cash dividends on our common stock, and it is our present intention to retain all earnings for use in future operations.  The following table sets forth the high and low prices for the Common Stock for each full quarterly period during the fiscal years indicated.

Fiscal Year Ended March 31, 2010
First Quarter	High	$6.47
	Low	$3.11

Second Quarter	High	$6.24
	Low	$4.40

Third Quarter	High	$7.83
	Low	$4.46

Fourth Quarter	High	$7.51
	Low	$5.30

Fiscal Year Ended March 31, 2009
First Quarter	High	$7.25
	Low	$5.00

Second Quarter	High	$6.65
	Low	$4.60

Third Quarter	High	$5.65
	Low	$2.28

Fourth Quarter	High	$4.34
	Low	$3.01

Stock Repurchase Program

There were no purchases of common stock by the Company or any affiliated purchasers during the three months ended March 31, 2010.  In July, 2008, the Company announced a stock buyback program and authorized the purchase of up to 100,000 shares of common stock.  Shares may be purchased from time to time under this program in the open market, through block trades and/or in negotiated transactions.  As of June 10, 2009, the Company completed the repurchase program, buying a total of 99,980 shares at an average cost of $3.71 per share.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.  The Statement of Operations data and the Balance Sheet data for the years ended, and as at, March 31, 2006, 2007, 2008, 2009 and 2010 are derived from our audited consolidated financial statements.  These historical results are not necessarily indicative of results that may be expected in future periods.  All share and per share amounts included in the following financial data have been retroactively adjusted to reflect the 4-for-3 stock dividend paid on October 16, 2007 to shareholders of record on September 25, 2007.

	Year Ended March 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Net sales	$26,439,118	$26,097,596	$33,871,362	$32,934,388	$28,894,101
(Loss) Income before equity in earnings of Hong Kong Joint Venture and income taxes	(158,962)	371,966	1,351,139	3,608,196	2,394,258
Income from continuing operations	2,268,048	1,442,336	2,824,749	6,093,366	4,600,352
Income (loss) from discontinued operations (net of tax benefit)	-	3,423,021	(8,393,663)	(560,108)	-
Net income (loss)	2,268,048	4,865,357	(5,568,914)	5,533,258	4,600,352
Per common share:
Basic – from continuing operations	0.95	0.58	1.14	2.54	2.06
Basic – from discontinued Operations	-	1.39	(3.38)	(0.23)	-
Basic – net income (loss)	0.95	1.97	(2.24)	2.31	-
Diluted – from continuing Operations	0.95	0.58	1.13	2.45	1.89
Diluted – from discontinued Operations	-	1.38	(3.35)	(0.23)	-
Diluted – net income (loss)	0.95	1.96	(2.23)	2.23	-
Weighted average number of common shares outstanding
Basic	2,387,887	2,466,983	2,484,192	2,398,284	2,228,908
Diluted	2,398,300	2,471,807	2,502,017	2,484,606	2,432,705

Balance Sheet Data:
Total assets	28,670,754	27,777,678	30,468,917	36,195,468	20,358,603
Long-term debt (non-current)	46,459	95,324	91,160	-	-
Working capital (1)	11,979,053	11,099,333	7,468,547	14,678,615	9,911,628
Current ratio (1)	5.91:1	3.99:1	1.68:1	2.27:1	4.60:1
Shareholders’ equity	26,182,505	23,965,899	19,423,935	24,671,881	17,606,569

(1)	Working capital is computed as the excess of current assets over current liabilities. The current ratio is calculated by dividing current assets by current liabilities.

Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for fiscal years 2010 and 2009 are summarized as follows:

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,

2010
Net sales	$5,914,905	$7,900,805	$6,321,490	$6,301,918
Gross profit	1,169,834	1,647,672	1,319,001	1,195,105
Income from operations	611,465	924,870	263,490	468,223
Income per share from operations:
Basic	0.25	0.39	0.11	0.20
Diluted	0.25	0.39	0.11	0.20

2009
Net sales	$6,192,801	$8,381,379	$5,595,049	$5,928,367
Gross profit	1,577,066	1,891,273	1,337,785	1,293,846
Income from continuing operations	457,139	656,301	292,513	36,383
(Loss) Income from discontinued operations	(53,659)	3,434,913	-	41,767
Income per share from continuing operations:
Basic	0.18	0.26	0.12	0.02
Diluted	0.18	0.26	0.12	0.02
(Loss) Income per share from discontinued operations:
Basic	(0.02)	1.38	-	0.02
Diluted	(0.02)	1.38	-	0.02
Net income – basic	0.16	1.64	0.12	0.03
Net income - diluted	0.16	1.64	0.12	0.03

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50% owned Hong Kong Joint Venture.  From October 2006 through January 2008, we also were engaged in the manufacture and distribution of EMT steel conduit through Icon, our majority-owned Canadian subsidiary.  Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method.  Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2010, 2009 and 2008 relate to the operational results of the Company and its consolidated subsidiaries only and includes the Company’s equity share of earnings in the Hong Kong Joint Venture.  A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Hong Kong Joint Venture.”

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

As a result of continuing losses at Icon, we undertook an evaluation of the goodwill from our acquisition of Icon to determine whether the value of the goodwill had been impaired.    Based on that evaluation, we determined that the value of the goodwill from our acquisition of Icon was impaired, and we recognized an impairment charge of US$1,926,696 for the goodwill.   In addition, as a result of Icon’s receivership and the steps taken to liquidate Icon’s assets, the non-cash assets of Icon were written down to their estimated net realizable value and a further impairment charge of US$7,087,294 was recognized as of March 31, 2008.  These impairments have been recorded in discontinued operations in the consolidated statements of operations for the fiscal year ended March 31, 2008.

On September 22, 2008, Icon’s obligations were settled in the receivership action by Ontario Superior Court order.   As a result of the settlement of Icon’s obligations, a gain of CAD$5,101,674 (US$4,910,718) was realized by Icon in the quarter ended September 30, 2008.  Approximately US$3,000,000 of the gain related to extinguishment of liabilities due to unsecured creditors as the Company determined that a legal release of the liabilities had been achieved to allow recognition of the gain on extinguishment of liabilities.  This gain was partially offset in consolidation by the US$1,518,375 after-tax effect loss recognized by the Company in settlement of its guarantee of Icon’s secured debt and other losses attributable to the Icon discontinued operation to arrive at the gain from discontinued operations of $3,423,021 for the fiscal year ended March 31, 2009.

At March 31, 2009, the remaining asset of Icon held by the receiver consisted of cash of US$202,565.  The liabilities of Icon held by the receiver include a claim by a supplier and other secured amounts payable of US$202,565.   As of March 31, 2010, the claim by a supplier was settled for CAD$175,000 (approximately US$140,000).  The difference between the cash held by the receiver and the amount paid in settlement of a claim was received by the Company and reduced previously recorded losses from discontinued operations.

The major classes of assets and liabilities held in receivership reported as discontinued operations included in the accompanying consolidated balance sheets are shown below.

	March 31, 2010	March 31, 2009
Assets
Cash	$0	$202,565
Assets of discontinued operations	$0	$202,565

Liabilities
Accounts payable, trade and other	$0	$202,565
Liabilities of discontinued operations	$0	$202,565

In the accompanying consolidated financial statements, the results of Icon for all fiscal years included  have been restated and are presented as the results of discontinued operations, and certain other prior year amounts have been reclassified in order to conform with the current year’s presentation.

Comparison of Results of Operations for the Years Ended March 31, 2010, 2009 and 2008

Sales.  In fiscal year 2010, our net sales increased by $341,522 (1.3%), from $26,097,596 in fiscal 2009 to $26,439,118 in fiscal 2010.  Sales to the electrical distribution trade through our USI Electric subsidiary decreased to $6,402,776 (from $8,619,816 in 2009), principally due to decreased volume from the U.S. residential construction trade resulting from the overall decline in the U.S. domestic housing industry.  The Company’s sales to retail and wholesale customers in the fiscal year ended March 31, 2010 increased to $20,036,342 from $17,477,780 at March 31, 2009, principally as a result of increased sales to additional national home improvement retailers.

In fiscal year 2009, sales decreased by $7,773,766 (23.0%) from $33,871,362 in fiscal 2008 to $26,097,596 in fiscal 2009.  Sales to the electrical distribution trade through our USI Electric subsidiary decreased to $8,619,816 (from $15,178,930 in 2008), principally due to decreased volume from the U.S. residential construction trade.  Sales to retail and wholesale customers decreased in the fiscal year ended March 31, 2009 to $17,477,780 from $18,692,432 at March 31, 2008, principally as a result of decreased sales to a national home improvement retailer.

Gross Profit.  Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  Our gross profit margin for the fiscal year ended March 31, 2010 was 20.2% compared to 23.4% and 23.2% in fiscal 2009 and 2008, respectively.  The decreases in 2010 and 2009 gross margins from the respective prior years are attributed to our increased sales to a national home improvement retailer and our lower gross profit margins on those sales.

Selling, General and Administrative Expense.  Selling, general and administrative expenses decreased from $5,297,284 in fiscal 2009 to $4,731,697 in fiscal 2010, a $565,587 (10.7%) decrease.  As a percentage of net sales, these expenses decreased to 17.9% for the fiscal year ended March 31, 2010 from 20.3% for the fiscal year ended March 31, 2009.  The decrease in selling, general and administrative expense in dollars is principally attributable to lower commissions, legal, selling and freight expenses associated with the reduced volume of sales to the electrical distribution trade due to the decline in new home construction during the period.  Of the total decrease in these expenses, approximately $401,000 resulted from the elimination of an amount previously accrued to pursue related litigation that was settled during the current fiscal year.

Selling, general and administrative expenses for fiscal 2009 decreased by $826,929 (13.5%) from $6,124,213 in fiscal 2008 to $5,297,284 in fiscal 2009.  As a percentage of net sales, these expenses increased to 20.3% for the fiscal year ended March 31, 2009 from 18.1% for the fiscal year ended March 31, 2008.  The increase in selling, general and administrative expense as a percent of sales is attributable to lower absorption of fixed costs due to lower sales volume.  Commissions and freight charges, as a percentage of sales, while consistent with commission and freight charges of the prior year, vary directly with sales volume.

Research and Development.  Research and development expense was $712,688, of which approximately $500,000 was for new product development, for the fiscal year ended March 31, 2010 compared to $435,750 for the comparable period of the prior year, an increase of $276,938 or 63.6%.  These expenses were $364,510 for the fiscal year ended March 31, 2008.  The Company has been evaluating and researching new smoke and gas detection technologies, resulting in the development of new sensing technology and product features, for which the Company has applied for patents.  We expect to incur additional engineering, design and certification costs of between $400,000 and $600,000 during the fiscal year ending March 31, 2011.

Interest Income and Expense. Interest expense for fiscal 2010 increased to $78,451 from $32,198 in fiscal 2009 primarily due to the timing of activity in our line of credit.  The Company incurred additional interest charges during the fiscal year ended March 31, 2010 related to advances acquired from its factor in order to secure the Company’s cash position after the factor warned in a press release of the probability of bankruptcy proceedings. Interest expense for fiscal 2009 decreased $14,151 from $46,349 in fiscal 2008, primarily due to the timing of activity in our line of credit.  We earn interest on our cash balances on accounts receivable collections maintained on deposit with the factor at the factor’s prime rate of interest minus 3%.  At March 31, 2010, the majority of our cash balances were transferred to short term investments.  During the fiscal years ended March 31, 2010, 2009 and 2008, we earned interest of $32,262, $37,228 and $16,155, respectively, resulting in net interest expense of $46,189 for fiscal 2010, net interest income of $5,030 for fiscal 2009, and net interest expense of $30,194 for fiscal 2008.

Income Taxes.  For the fiscal year ended March 31, 2010, we used net operating loss carryovers to offset a federal and state income tax provision of approximately $217,281.  Furthermore, we generated foreign tax credits of $169,511 for the fiscal year ended March 31, 2010.  We have elected to carry our remaining net operating loss of approximately $821,000 forward to offset future taxable income.  In addition, we have foreign tax credits of approximately $1,410,000 available to offset future taxes.

For the fiscal year ended March 31, 2009, we generated a net operating loss for federal and state income tax purposes of $600,508. The loss was generated principally as a result of the payment of the guarantee of the indebtedness of the discontinued Canadian subsidiary.  Furthermore, we generated foreign tax credits of $157,249 for the fiscal year ended March 31, 2009.  We have elected to carry our net operating loss forward to offset future taxable income.

During the fiscal year ended 2008, the Company offset a portion of its federal taxes with foreign tax credits available as a result of foreign taxes paid on the repatriated earnings of the Hong Kong Joint Venture.  At March 31, 2008, we had a foreign tax credit carryforward of $1,082,990 available to offset future taxes.  After application of the deductions and credits identified above, we had a net tax liability for federal and state income tax purposes of approximately $337,000 with respect to our 2008 fiscal year.  The deductions and the income tax credits for foreign income taxes paid resulted in an effective income tax rate of approximately 10.1% for the fiscal year ended March 31, 2008.

Income from Continuing Operations.  We reported income from continuing operations of $2,268,048 for fiscal year 2010 compared to income from continuing operations of $1,442,336 for fiscal year 2009, a $825,712 (57.2%) increase.  This increase in income from continuing operations resulted principally from an increase of $1,114,539 in our reported equity in the earnings of the Hong Kong Joint Venture, partially offset by a higher net provision in 2010 for income taxes.  Our equity in the earnings of the Hong Kong Joint Venture is calculated by adusting our share of the Hong Kong Joint Venture’s net income by certain items, including our share of the Hong Kong Joint Venture’s profit on sales of inventory ($236,247) to the Company which remain in the Company’s inventory at year end.  We ended fiscal 2010 with a lower amount of inventory purchased from the Hong Kong Joint Venture primarily due to lower inventories maintained to service a large national retailer, and also due to the downturn in the U.S. housing market.

We reported income from continuing operations of $1,442,336 for fiscal year 2009 compared to income from continuing operations of $2,824,749 for fiscal year 2008, a $1,382,413 (48.9%) decrease.  This decrease resulted from a reduction of $456,093 in our equity in earnings of the Joint Venture, due to lower sales volume as a result of the downturn in the housing industry, and a reduction in the after tax earnings from domestic operations of $926,320 due to sales of lower margin products and the downturn in the housing industry.

Net Income.  We reported net income of $2,268,048 for fiscal 2010 compared to net income of $4,865,357 for fiscal year 2009 and a net loss of $5,568,914 for fiscal year 2008.  In addition to the discussion above with respect to  income from continuing operations, net income was lower in fiscal year 2010 principally as a result of the higher fiscal 2009 net income due to recognition in fiscal year 2009 of income from the operations of the discontinued Canadian subsidiary.  This gain was partially offset by a loss (net of income tax benefit) recorded by the Company related to the payment of debt of the Canadian subsidiary guaranteed by the Company.  In the fiscal year ended March 31, 2008, the net loss related primarily to impairment charges related to the discontinued Canadian subsidiary.

Financial Condition, Liquidity and Capital Resources

Our cash needs are currently met by funds generated from operations and from our Factoring Agreement with CIT Group, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases.  The maximum we may borrow under this Agreement is $7,500,000.  Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, at March 31, 2010, our maximum borrowing availability under this Agreement was $5,087,000.  Any outstanding principal balance under this Agreement is payable upon demand. The interest rate on the Factoring Agreement, on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by the factor which, as of March 31, 2010, was 3.25%.  All borrowings are collateralized by all our accounts receivable and inventory.  During the year ended March 31, 2010, working capital (computed as the excess of current assets over current liabilities) increased by $879,720, from $11,099,333 on March 31, 2009, to $11,979,053 on March 31, 2010.

Our operating activities provided cash of $5,028,726 for the year ended March 31, 2010.  For the fiscal year ended March 31, 2009, operating activities used cash of $2,503,959.  The increase in cash provided by operating activities was primarily due to decreases in the amount of inventories and amount due from factor.  These sources of cash were partially offset by increases in our equity in the earnings of the Hong Kong Joint Venture and decreases in accounts payable and accrued expenses.

Our investing activities used cash of $2,964,842 during fiscal 2010 principally as a result of the investment in short-term investments partially offset by cash distributions of the Hong Kong Joint Venture.  Investing activities provided cash of $3,386,451 during fiscal 2009 from activity of discontinued subsidiary and distributions of the Hong Kong Joint Venture.

Financing activities in 2010 used cash of $94,283.  The use of cash for financing activities resulted principally from the repurchase of Company shares in accordance with a stock repurchase program.  Financing activities in 2009 used cash of $4,462,246, which was primarily from the activities associated with the discontinued Canadian Subsidiary.

While sales by our USI Electric subsidiary have been negatively impacted by the severe downturn in the U.S. housing market, we believe that our capital resources are sufficient for our operations.  We anticipate that when and as the housing market recovers, sales by our USI Electric subsidiary will improve, as well, thereby increasing our capital resources.

Hong Kong Joint Venture

The financial statements of the Hong Kong Joint Venture are included in this Form 10-K beginning on page JV-1.  The reader should refer to these financial statements for additional information.  There are no material Hong Kong to US GAAP differences in the Hong Kong Joint Venture’s accounting policies.

In fiscal year 2010, sales of the Hong Kong Joint Venture were $28,848,177 compared to $36,161,337 and $30,144,148 in fiscal years 2009 and 2008, respectively.  The decrease in sales for 2010 is primarily due to decreased sales to the Company, partially offset by increased sales to non-affiliated customers in Europe.  The increase in sales for the 2009 period from the 2008 period was primarily due to increased sales to the Company and to non-affiliated customers in Europe.

Net income was $4,018,779 for fiscal year 2010 compared to net income of $4,011,404 and $3,270,926 in fiscal years 2009 and 2008, respectively.  The increase in the current fiscal year is primarily due to increased sales volume in the European and Asian markets, which provide higher gross margins as discussed below.  The increase in sales for fiscal 2009 from fiscal 2008 was primarily due to increased sales to non-affiliated customers in Europe.

Gross margins of the Hong Kong Joint Venture for fiscal 2010 increased to 28.1% from 26.5% in the prior fiscal year.  The primary reason for this increase was due to additional sales to non-affiliated customers.  The primary reason for the change in product mix is attributed to the large volume of higher margin sales to the non-affiliated customers in Europe.  At March 31, 2009, the Hong Kong Joint Venture’s gross margin decreased to 26.5% from 25.1% at March 31, 2008.  The primary reason for this decrease was lower gross margins on sales to the Company for the U.S. retail market.

Selling, general and administrative expenses of the Hong Kong Joint Venture were $4,275,709, $5,298,831 and $4,408,855 for fiscal years 2010, 2009 and 2008, respectively.  As a percentage of sales, these expenses were 14.8%, 14.7% and 14.6% for fiscal years 2010, 2009 and 2008, respectively.  The decrease in dollars of selling, general and administrative expenses for the year ended March 31, 2010 was due principally to increases in foreign currency exchange losses, insurance, management bonus, rent expense and sales commissions.

Interest expense net of interest income was $7,033 for fiscal year 2010, compared to $14,516 and $26,932 in fiscal years 2009 and 2008, respectively.  The decrease in interest expense net of interest income for 2010 was due to an increase in investments.  The decrease from 2009 to 2008 is due to variations in the amount of investments in bonds during those fiscal periods.

Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations.  During fiscal year 2010, working capital increased by $2,604,827 from $9,151,199 on March 31, 2009 to $11,756,026 on March 31, 2010.

Contractual Obligations and Commitments

The following table presents, as of March 31, 2010, our significant fixed and determinable contractual obligations to third parties by payment date.  Further discussion of the nature of each obligation is included in Note F to the consolidated financial statements.

	Payment due by period
		Less than	1-3	3-5
	Total	1 year	years	years
Operating lease obligations	$647,365	$181,890	$323,882	$141,593

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

We believe that the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of its consolidated financial statements.  For a detailed discussion on the application on these and other accounting policies, see Note A to the consolidated financial statements included in this Annual Report.  Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates.  These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

Discontinued Operations: The financial statements of the Company’s Canadian subsidiary, International Conduits, Ltd. (Icon) are not consolidated with the financial statements of the Company.  As a result of the February 11, 2008 court appointed receivership of Icon’s assets, we no longer controlled Icon as of that date.  Accordingly, the accounts and operations of Icon in our consolidated financial statements are presented as assets and liabilities held in receivership and as the results of discontinued operations.

Revenue Recognition: Revenue is recognized at the time product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectability of the related receivable is reasonably assured.  We establish allowances to cover anticipated doubtful accounts and sales returns based upon historical experience.  The Company nets the factored accounts receivable with the corresponding advance from the Factor, with the net amount reflected in the consolidated balance sheet.  The Company sells trade receivables on a pre-approved non-recourse basis to the Factor under the Factoring Agreement on an ongoing basis.

Inventories:  Inventories are valued at the lower of market or cost.  Cost is determined on the first in/first out method.  We have recorded a reserve for obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  Management reviews the reserve quarterly.

Assets Held For Investment:  Assets held for investment are accounted for as investments available for sale and valued at their fair value, with unrealized gains and losses reported as a separate component of stockholders' equity in accumulated other comprehensive income. All realized gains and losses on our investments available for sale are recognized in results of operations as investment income.

Investments available for sale are evaluated periodically to determine whether a decline in their value is "other than temporary." Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary. If a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Income Taxes: The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.  The Company follows the financial pronouncement that gives guidance related to the financial statement of recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.  Interest and penalties related to income tax matters are recorded as income tax expenses, See Note G, Income Taxes.

We may be subject to lawsuits and other claims, related to patents and other matters.  Management is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses.  A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel.  The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for the Company beginning April 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial position and results of operations.

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

Our Chief Financial Officer (with the participation of our Chief Executive Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K.  The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement.  The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement.  The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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
10.3
Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)

10.4
Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)

10.5
Amendment, dated December 22, 2009, to Amended and Restated Factoring Agreement between the Registrant and CIT dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2010, file No. 1-31747)

10.6
Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)

10.7
Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)

10.8
Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), and by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, File No. 1-31747)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, File No. 1-31747)

23.1	Consent of Grant Thornton LLP*
23.2	Consent of Grant Thornton LLP (Hong Kong)*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, File No. 1-31747)*
99.1	Press Release dated June 23, 2010*

*Filed herewith

(c)   Financial Statements Required by Regulation S-X.

Separate financial statements of the Hong Kong Joint Venture

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.

June 23, 2010	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey B. Grossblatt	President, Chief Executive Officer	June 23, 2010
Harvey B. Grossblatt	and Director

/s/ James B. Huff	Chief Financial Officer	June 23, 2010
James B. Huff

/s/ Cary Luskin	Director	June 23, 2010
Cary Luskin

/s/ Ronald A. Seff	Director	June 23, 2010
Ronald A. Seff

/s/ Ira Bormel	Director	June 23, 2010
Ira Bormel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Universal Security Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. (a Maryland Corporation) and subsidiaries (the Company) as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Security Instruments, Inc. and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Baltimore, Maryland
June 23, 2010

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,253,631	$284,030
Assets held for investment	4,001,890	-
Accounts receivable:
Trade less allowance for doubtful accounts of $87,851 at March 31, 2010 and $95,927 at March 31, 2009	266,526	55,779
Other receivables	70,523	97,780
Receivable from Hong Kong Joint Venture	212,622	312,257
	549,671	465,816

Amount due from factor	3,824,553	4,610,401
Inventories, net of allowance for obsolete inventory of $100,000 at March 31, 2010 and $204,309 at March 31, 2009	3,439,906	8,997,231
Prepaid expenses	351,192	255,745
Assets held in receivership	-	202,565

TOTAL CURRENT ASSETS	14,420,843	14,815,788

DEFERRED TAX ASSET	1,877,156	2,141,702

INVESTMENT IN HONG KONG JOINT VENTURE	12,153,456	10,550,373

PROPERTY AND EQUIPMENT – NET	199,163	251,366

OTHER ASSETS	20,136	18,449

TOTAL ASSETS	$28,670,754	$27,777,678

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$689,762	$794,365
Hong Kong Joint Venture accounts payable	1,472,993	1,967,073
Accrued liabilities:
Litigation reserve	-	401,592
Payroll and employee benefits	232,034	148,071
Commissions and other	47,001	202,789
Liabilities held in receivership	-	202,565

TOTAL CURRENT LIABILITIES	2,441,790	3,716,455

Long-term obligation – other	46,459	95,324

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding, 2,387,887 shares at March 31, 2010 and 2,408,220 shares at March 31, 2009	23,879	24,083
Additional paid-in capital	13,135,198	13,186,436
Retained earnings	13,023,428	10,755,380
TOTAL SHAREHOLDERS’ EQUITY	26,182,505	23,965,899
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,670,754	$27,777,678

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31
	2010	2009	2008

Net sales	$26,439,118	$26,097,596	$33,871,362
Cost of goods sold – acquired from Joint Venture	20,908,186	19,363,886	22,530,867
Cost of goods sold - other	199,320	633,740	3,470,439

GROSS PROFIT	5,331,612	6,099,970	7,870,056

Research and development expense	712,688	435,750	364,510
Selling, general and administrative expense	4,731,697	5,297,284	6,124,213

Operating (loss) income	(112,773)	366,936	1,381,333

Other income (expense):
Interest expense	(78,451)	(32,198)	(46,349)
Investment income	32,262	37,228	16,155
	(46,189)	5,030	(30,194)

(LOSS) INCOME BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(158,962)	371,966	1,351,139

Equity in earnings of Hong Kong Joint Venture	2,644,291	1,529,752	1,985,845

Income from continuing operations before income taxes	2,485,329	1,901,718	3,336,984

Provision for income tax expense	217,281	459,382	512,235

INCOME FROM CONTINUING OPERATIONS	2,268,048	1,442,336	2,824,749

Discontinued operations
Income (loss) from the discontinued Canadian subsidiary (including impairment loss of $9,013,990 in 2008)	-	2,481,318	(10,242,663)

Income tax benefit – discontinued operations	-	941,703	1,849,000

Income (loss) from discontinued operations	-	3,423,021	(8,393,663)

NET INCOME (LOSS)	$2,268,048	$4,865,357	$(5,568,914)

Income (loss) per share:
Basic – from continuing operations	$0.95	$0.58	$1.14
Basic – from discontinued operations	$0.00	$1.39	$(3.38)
Basic – net income (loss)	$0.95	$1.97	$(2.24)
Diluted – from continuing operations	$0.95	$0.58	$1.13
Diluted – from discontinued operations	$0.00	$1.38	$(3.35)
Diluted – net income (loss)	$0.95	$1.96	$(2.23)
Shares used in computing net income (loss) per share:
Basic	2,387,887	2,466,983	2,484,192
Diluted	2,398,300	2,471,807	2,502,017

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income	Total

Balance at March 31, 2007	2,475,612	$24,756	$13,214,025	$11,545,304	$(112,204)	$24,671,881

Recognition of uncertain tax provisions	-	-	-	(86,367)	-	(86,367)

Issuance of common stock from the exercise of employee stock options	12,255	123	126,555	-	-	126,678

Stock based compensation	-	-	19,863	-	-	19,863

Comprehensive income:

Effect of currency translation	-	-	-	-	167,859	-

Net loss	-	-	-	(5,568,914)	-	(5,401,055)

Tax benefit from exercise of stock options	-	-	92,935	-	-	92,935

Balance at March 31, 2008	2,487,867	$24,879	$13,453,378	$5,890,023	$55,655	$19,423,935

Stock based compensation	-	-	11,230	-	-	11,230

Comprehensive income:

Effect of currency translation	-	-	-	-	(55,655)	(55,655)

Net income	-	-	-	4,865,357	-	4,865,357

Repurchase of common stock	(79,647)	(796)	(278,172)	-	-	(278,968)

Balance at March 31, 2009	2,408,220	$24,083	$13,186,436	$10,755,380		$23,965,899

Stock based compensation	-	-	42,762	-	-	42,762

Net income:	-	-	-	2,268,048	-	2,268,048

Repurchase of common stock	(20,333)	(204)	(94,000)	-	-	(94,204)

Balance at March 31, 2010	2,387,887	$23,879	$13,135,198	$13,023,428	$-	$26,182,505

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended March 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES
Net income (loss)	$2,268,048	$4,865,357	$(5,568,914)
Adjustments to reconcile net income to net cash Provided by (used in) operating activities:
Operations of discontinued subsidiary	-	(3,431,654)	7,904,780
Depreciation and amortization	56,361	49,210	46,503
Stock based compensation	42,762	11,230	19,863
Increase (decrease) in deferred taxes	264,546	(227,566)	(1,157,711)
		-	-
Earnings of the Hong Kong Joint Venture	(2,644,291)	(1,529,752)	(1,985,845)
Changes in operating assets and liabilities:
Decrease in accounts receivable and amounts due from factor	701,993	1,067,952	2,329,219
Decrease (Increase) in inventories	5,557,325	(3,639,743)	3,347,828
(Increase) in prepaid expenses	(95,447)	(49,548)	(64,620)
(Decrease) increase in accounts payable, accrued expenses, and other	(1,120,884)	383,518	(2,524,540)
(Increase) decrease in other assets	(1,687)	(2,963)	3,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,028,726	(2,503,959)	2,349,563

INVESTING ACTIVITIES:
Investment in assets held for investment	(4,001,890)	-	-
Cash distributions from Joint Venture	1,041,281	965,958	1,071,549
Purchase of equipment	(4,233)	(170,229)	(30,778)
Activities of discontinued subsidiary	-	2,590,722	(1,584,733)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,964,842)	3,386,451	(543,962)

FINANCING ACTIVITIES:
Activities of discontinued subsidiary	-	(4,187,444)	4,012,046
Repurchase of common stock	(94,204)	(278,968)	-
Principal payment of notes payable	(79)	-	(2,254,966)
Proceeds from issuance of common stock from exercise of employee stock Options	-	-	126,678
Decrease in long-term debt		4,166	-
Tax benefit from exercise of stock options	-	-	92,935

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(94,283)	(4,462,246)	1,976,693

Effects of exchange rate on cash	-	-	81,490

INCREASE (DECREASE) IN CASH	1,969,601	(3,579,754)	3,863,784

Cash at beginning of period	284,030	3,863,784	-

CASH AT END OF PERIOD	$2,253,631	$284,030	$3,863,784

Supplemental information:
Interest paid	$78,451	$32,198	$46,349
Income taxes recovered (paid)	$-	$520,558	$(227,000)

Non-cash investing transactions:
Offset of trade payables due the Hong Kong Joint Venture in lieu of cash Distributions	$-	$-	$250,000

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Universal Security Instruments, Inc.’s (“the Company”) primary business is the sale of smoke alarms and other safety products to retailers, wholesale distributors and to the electrical distribution trade which includes electrical and lighting distributors as well as manufactured housing companies. The Company imports all of its safety and other products from foreign manufacturers. The Company, as an importer, is subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions and currency fluctuations.  During the third quarter of fiscal 2007, the Company acquired two Canadian subsidiaries, International Conduit, Inc. (Icon) and Intube, Inc. (Intube), whose primary business was the manufacture and sale of EMT steel conduit to the commercial construction market in Canada and in the United States.  On February 11, 2008, the assets of Icon were placed under the direction of a court appointed receiver, the operations of Icon were suspended and the assets of Icon are classified as Assets held for sale in the consolidated balance sheet.  The receivership was completed as of September 22, 2008 and there are no remaining assets or liabilities of ICON.   The consolidated financial statements and the related note disclosures reflect the operations of Icon as discontinued operations for all periods presented.

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

Cash and Cash Equivalents:  Cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. At times, the Company maintains cash and investment balances in financial institutions, which may exceed federally insured limits. The Company has not experienced any losses relating to such accounts and believes it is not exposed to a significant credit risk on its cash and cash equivalents and investments. The carrying value of cash and cash equivalents approximates their fair value based on their short-term maturities at March 31, 2010 and 2009

Revenue Recognition: The Company recognizes sales upon shipment of products, when title has passed to the buyer, net of applicable provisions for any discounts or allowances.  We recognize revenue when the following criterion are met:  evidence of an arrangement, fixed and determinable fee, delivery has taken place, and collectability is reasonably assured.  Customers may not return, exchange or refuse acceptance of goods without our approval.  We have established allowances to cover anticipated doubtful accounts based upon historical experience.

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

Stock-Based Compensation: As of March 31, 2010, under the terms of the Company’s now expired Non-Qualified Stock Option Plan, as amended, 1,170,369 shares of our common stock are reserved for the granting of stock options, of which 1,149,638 have been issued, of which 28,427 are presently exercisable.

We account for share-based payments using the fair value method. We recognize all share-based payments to employees and non-employee directors in our financial statements based on their grant date fair values, calculated using the Black-Scholes option pricing model. Compensation expense related to share-based awards is recognized on a straight-line basis based on the value of share awards that are expected to vest during the requisite service period on the grant date, which is revised if actual forfeitures differ materially from original expectations.

Research and Development: Research and development costs are charged to operations as incurred.

Accounts Receivable: The Company nets the factored accounts receivable with the corresponding advance from the Factor, with the net amount reflected in the consolidated balance sheet.

The Company sells trade receivables on a pre-approved non-recourse basis to the Factor under the Factoring Agreement on an ongoing basis. Factoring charges recognized on sales of receivables are included in selling, general and administrative expenses in the consolidated statements of income and amounted to $125,432, $149,597 and $223,214 for the years ended March 31, 2010, 2009 and 2008, respectively. The Agreement for the sale of accounts receivable provides for continuation of the program on a revolving basis until terminated by one of the parties to the Agreement.

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $401,446, $528,643 and $726,660 in fiscal years 2010, 2009 and 2008, respectively.

Assets Held for Investment: Assets held for investment consist of investments in seven different bond and/or exchange traded funds.  These funds invest in, under normal circumstances, a portfolio of fixed income securities, including non-mortgage securities issued or guaranteed by the U,.S. Government, its agencies, instrumentalities or sponsored enterprises (“U.S. Government Securities”), corporate notes and commercial paper and fixed and floating rate asset-backed securities.  One fund invests in foreign bonds and represents approximately 10 percent of the assets held for investment.

All of the funds are subject to various risks including, but not limited to interest rate risk, credit risk, high yield risk, market risk, liquidity risk, foreign (non-U.S.) investment risk, currency risk, leveraging risk and management risk.

Assets held for investment are accounted for as investments available for sale and valued at their fair value, with unrealized gains and losses reported as a separate component of stockholders' equity in accumulated other comprehensive income. All realized gains and losses on our investments available for sale are recognized in results of operations as investment income.

Investments available for sale are evaluated periodically to determine whether a decline in their value is "other than temporary." Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary. If a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Fair Value:  Fair value is defined as the price at which an asset could be exchanged or a liability transferred (an exit price) in an orderly transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied.

Financial assets recorded at fair value in the accompanying financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, and are as follows:

Level 1-

Inputs are unadjusted, quoted prices in active markets for identical assets at the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

The fair valued assets we hold that are generally included in this category are investment grade securities such as mutual funds and exchange traded funds.

Level 2-

Inputs are other than quoted prices included in Level 1, which are either directly or indirectly observable for the asset or liability through correlation with market data at the reporting date and for the duration of the instrument’s anticipated life.

We carry no investments classified as Level 2.

Level 3-

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the reporting date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

We carry no investments classified as Level 3.

When quoted prices in active markets for identical assets are available, we use these quoted market prices to determine the fair value of financial assets and classifies these assets as Level 1. In other cases where a quoted market price for identical assets in an active market is either not available or not observable, we obtain the fair value from a third party vendor that uses pricing models, such as matrix pricing, to determine fair value. These financial assets would then be classified as Level 2. In the event quoted market prices were not available, we would determine fair value using broker quotes or an internal analysis of each investment’s financial statements and cash flow projections. In these instances, financial assets would be classified based upon the lowest level of input that is significant to the valuation. Thus, financial assets might be classified in Level 3 even though there could be some significant inputs that may be readily available.   To date, we have never had any assets that were required to be classified as Level 2 or 3

Effective January 1, 2010, we adopted guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The adoption of the updated guidance for Levels 1 and 2 fair value measurements did not have an impact on the Company’s consolidated results of operations or financial condition, as there were no transfers to or from Levels 1 and 2 during the quarter ended March 31, 2010.

Inventories: Inventories are stated at the lower of cost (first in/first out method) or market. Included as a component of finished goods inventory are additional non-material costs. These costs include overhead costs, freight, import duty and inspection fees of $310,044 and $953,895 at March 31, 2010 and 2009, respectively.  Inventories are shown net of an allowance for inventory obsolescence of $100,000 as of March 31, 2010 and $204,309 as of March 31, 2009.

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

Income Taxes: The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.  The Company follows the financial pronouncement that gives guidance related to the financial statement of recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.  Interest and penalties related to income tax matters are recorded as income tax expenses, See Note G, Income Taxes.

Recently Issued Accounting Pronouncements: In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for the Company beginning April 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial position and results of operations.

Foreign currency:  The Company translates the accounts of its subsidiaries denominated in foreign currencies at the applicable exchange rate in effect at the year end date for balance sheet purposes and at the average exchange rate for the period for statement of income purposes.  The related translation adjustments are reported in accumulated other comprehensive income in shareholders’ equity.  Transaction gains and losses arising from transactions denominated in foreign currencies are included in the results of operations.  The Company maintains cash in foreign banks of $1,590 to support its operations in Hong Kong.

Net Income per Share: The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive) for the period.  All common share equivalents are comprised of stock options.

	March 31,
	2010	2009	2008

Weighted average number of common shares outstanding for basic EPS	2,387,887	2,466,983	2,484,192

Shares issued upon assumed exercise of outstanding stock options	10,413	4,824	17,825

Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,398,300	2,471,807	2,502,017

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,
	2010	2009
Leasehold improvements	$166,772	$166,147
Machinery and equipment	163,106	163,106
Furniture and fixtures	251,611	251,611
Computer equipment	202,870	198,637
	784,359	779,501

Less accumulated depreciation and amortization	(585,196)	(528,135)
	$199,163	$251,366

Depreciation and amortization expense totaled $56,361, $49,210 and $46,503 for fiscal years ended March 31, 2010, 2009 and 2008, respectively.

NOTE C - INVESTMENT IN THE HONG KONG JOINT VENTURE

The Company holds a 50% interest in a Joint Venture with a Hong Kong Corporation, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of consumer electronic products. As of March 31, 2010, the Company has an investment balance of $12,153,456 for its 50% interest in the Hong Kong Joint Venture.  There are no material Hong Kong – US GAAP differences in the Hong Kong Joint Venture’s accounting policies.

The following represents summarized financial information derived from the audited financial statements of the Hong Kong Joint Venture as of March 31, 2010 and 2009 and for the years ended March 31, 2010, 2009 and 2008.

	March 31,
	2010	2009
Current assets	$16,559,736	$14,299,857
Property and other assets	13,882,324	13,003,698

Total	$30,442,060	$27,303,555

Current liabilities	$4,803,710	$5,148,658
Non-current liabilities	25,569	51,400

Equity	25,612,781	22,103,497

Total	$30,442,060	$27,303,555

	For the Year Ended March 31,
	2010	2009	2008

Net sales	$28,848,177	$36,161,337	$30,144,148
Gross profit	8,111,618	9,594,405	7,555,705
Net income	4,018,779	4,011,404	3,270,926

During the years ended March 31, 2010, 2009 and 2008, the Company purchased $14,748,828, $22,861,649, and $20,765,906, respectively, of finished product from the Hong Kong Joint Venture, which represents 99.0%, 97.3% and 79.9%, respectively, of the Company’s total finished product purchases for the years ended at March 31, 2010, 2009 and 2008. Amounts due the Hong Kong Joint Venture included in Accounts Payable totaled $1,472,993 and $1,967,073 at March 31, 2010 and 2009, respectively. Amounts due from the Hong Kong Joint Venture included in Accounts Receivable totaled $212,622 and $312,257 at March 31, 2010 and 2009, respectively.

The Company incurred interest costs charged by the Hong Kong Joint Venture of $0, $0 and $16,964 during the years ended March 31, 2010, 2009 and 2008, respectively, related to its purchases.  The Company’s investment in the Hong Kong Joint Venture as recorded o the Company’s Consolidated Balance sheets has been adjusted by the intercompany profit of the Hong Kong Joint Venture in the Inventory of the Company.

Included in the statement of operations for the twelve months ended March 31, 2010 is a charge of approximately $70,000 for social insurance related to employment expense incurred at the Fujian factory site in the Peoples Republic of China related to prior periods.

The Company evaluated the impact of this correction based on the operating results for the years ending March 31, 2010 and 2009.   The amount of the adjustment, when compared to the operating results for the years ended March 31, 2010, 2009, or on any trend of income, is not considered by management to be material.

NOTE D - AMOUNTS DUE FROM FACTOR

The Company sells certain of its trade receivables on a pre-approved, non-recourse basis to a Factor. Since these are sold on a non-recourse basis, the factored trade receivables and related repayment obligations are not separately recorded in the Company’s consolidated balance sheets.  The Agreement provides for financing of up to a maximum of $7,500,000 with the amount available at any one time based on 90% of uncollected non-recourse receivables sold to the factor and 50% of qualifying inventory.  Financing of approximately $5,087,000 is available at March 31, 2010.  Any outstanding amounts due to the factor are payable upon demand and bear interest at the prime rate of interest charged by the factor, which is 3.25% at March 31, 2010.  Any amount due to the factor is also secured by the Company’s inventory.  There were no borrowings outstanding under this agreement at March 31, 2010.

Under this Factoring Agreement, the Company sold receivables of approximately $25,001,975 and $24,601,177 during the years ended March 31, 2010 and 2009, respectively. Gains and losses recognized on the sale of factored receivables include the fair value of the limited recourse obligation.  The uncollected balance of non-recourse receivables held by the factor amounted to $3,824,553 and $4,610,401 at March 31, 2010 and 2009.  The amount of the uncollected balance of non-recourse receivables borrowed by the Company as of March 31, 2010 and 2009 is $0 and $0, respectively.  Collected cash maintained on deposit with the factor earns interest at the factor’s prime rate of interest less three percentage points (effective rate 0.25% at March 31, 2010 and 2009).

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

Each of the operating leases for real estate has renewal options with terms and conditions similar to the original lease.  Rent expense, including common area maintenance, totaled $161,875, $119,565 and $113,357for the years ended March 31, 2010, 2009 and 2008, respectively.

	2011	2012	2013	2014
Future minimum lease payments are as follows:	$181,890	$183,428	$140,454	$141,593

NOTE G – INCOME TAXES

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

The Company adopted new income tax guidance regarding uncertain tax positions on April 1, 2007.  As a result of the implementation, the Company recognized an $86,000 liability for unrecognized tax benefits, which was accounted for as a reduction of the April 1, 2007 retained earnings balance.  The total amount of unrecognized tax attributes as of the date of the adoption was approximately $86,000 and includes both income taxes and tax penalties. In years prior to fiscal 2008, interest and penalties related to adjustments to income taxes as filed have not been significant. The Company includes any such interest and penalties in its tax provision.  For the fiscal year ended March 31, 2010, the amount of the unrecognized tax attributes were reduced to $46,459, including deemed interest and penalties.

For the fiscal year ended March 31, 2010, the Company has an accumulated net operating loss of approximately $821,000 that the Company will carryforward to offset future taxable income.  The Company generated $169,511 of foreign tax credits for the period.  At March 31, 2010, the Company has $1,409,750 of foreign tax credit carryforward available to offset future federal income taxes.

For the fiscal year ended March 31, 2009, the Company generated a net operating loss of $600,508 that the Company elected to carry-back to offset prior taxable income.  In addition, the Company generated $157,249 of foreign tax credits for the period.  Accordingly, at March 31, 2009, the Company had $1,240,239 of foreign tax credit carryforward available to offset future federal income taxes.

At March 31, 2008, the Company had foreign tax credit carryforwards of $950,551 available as a result of foreign taxes paid on the repatriated earnings of the Hong Kong Joint Venture.  In addition, the Company generated $132,439 of foreign tax credits during the fiscal year ended March 31, 2008, resulting in a remaining foreign tax credit carryforward available to offset future taxes of $1,082,990.

The components of income tax expense (benefit) from continuing operations for the Company are as follows:

	March 31,
	2010	2009	2008
Current expense (benefit)
U.S. Federal	$20,894	$608,794	$581,300
U.S. State	2,229	64,943	62,300
	23,123	673,737	643,600
Deferred expense (benefit)	194,158	(214,355)	(131,365)
Total income tax expense	$217,281	$459,382	$512,235

Significant components of USI’s deferred tax assets and liabilities are as follows:

	March 31,
	2010	2009
Deferred tax assets:
Financial statement accruals and allowances	$112,920	$230,645
Inventory uniform capitalization	48,862	123,298
Stock option compensation	-	7,477
Net operating loss carryforward	305,624	540,043
Foreign tax credit carryforward	1,409,750	1,240,239
Net deferred tax asset	$1,877,156	$2,141,702

The reconciliation between the statutory federal income tax provision and the actual effective tax provision for continuing operations is as follows:

	Years ended March 31,
	2010	2009	2008
Federal tax expense at statutory rate (34%) before loss carryforward	$815,710	$646,584	$1,134,575
Non-patriated earnings of Hong Kong Joint Venture	(606,773)	(114,275)	(282,251)
Foreign tax credit net of gross up for US portion of foreign taxes	(169,511)	(157,249)	(197,311)
State income tax expense, net of federal tax effect	7,637	64,943	62,568
Reduction in uncertain tax position liability	(51,011)	-	-
Permanent differences	31,516	19,379	13,419
Change in temporary differences	189,713	-	(218,765)
Provision for income tax expense (benefit)	$217,281	$459,382	$512,235

The Company files its income tax returns in the U.S. federal jurisdiction, and various state jurisdictions.

On April 1, 2007 the Company recognized approximately an $86,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the April 1, 2007, balance of retained earnings.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at April 1, 2009	$95,324

Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	5,925
Reductions for tax positions of prior years	(54,790)
Settlements	-

Balance at March 31, 2010	$46,459

The total liability for unrecognized tax attributes, as of March 31, 2010, was $46,459.  That amount, if ultimately recognized, would reduce the Company’s annual effective tax rate.  The Company has concluded that none of this amount will be paid within the next twelve months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense.  Cumulatively, at March 31, 2010, the Company has accrued and recognized approximately $15,577 in interest and penalties, of which $5,925 is accrued for the fiscal year ended March 31, 2010.

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

The following tables summarize the status of exercisable stock options at March 31, 2010 and option transactions for the three years then ended:

Status as of March 31, 2010	Number of Shares

Presently exercisable	53,427

Outstanding options
Number of holders	15
Average exercise price per share	$10.08
Expiration dates:	March 2011 to March 2014

Transactions for the Two Years Ended March 31, 2010:	Number of Shares	Weighted Average Exercise Price

Outstanding at March 31, 2008	88,921
Granted	25,000	3.25
Canceled	(16,499)	11.27
Exercised	-	0.00

Outstanding at March 31, 2009	97,422
Canceled	(43,995)	16.09

Outstanding at March 31, 2010	53,427	10.08

The following table summarizes information about stock options outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs)	Number of Shares	Weighted Average Exercise Price

$3.25	25,000	3.25	5.00	25,000	3.25
$16.09	28,427	16.09	1.00	28,427	16.09
	53,427			53,427

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; no annual dividends, expected volatility of 64.05%, risk-free interest rate of 0.5% and expected lives of five years used for options granted in fiscal 2009.  There were no options granted in fiscal 2010.

For the fiscal year ended March 31, 2010, we recorded $42,762 of stock-based compensation cost as general and administrative expense in our statement of operations. No forfeitures have been estimated.

As of March 31, 2010, the unrecognized compensation cost related to share-based compensation arrangements that we expect to vest is $0.  The aggregate intrinsic value of currently exercisable options was $79,000 at March 31, 2010.

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

On June 25, 2008, Maple Chase Company, which was acquired by United Technologies Corporation (UTC), which also owns Kidde, filed a civil suit against the Company in the United States District Court for the Northern District of Illinois (Case No. 08cv3641) for patent infringement of Re 33920, a patent that expired in March of 2007. On January 13, 2009, the Court granted permission to substitute Kidde for Maple Chase as the party plaintiff.  This action involved the same patent that formed the basis of a suit filed by Maple Chase against the Company in February 2004 (Case No. 03cv07205) which was dismissed by the Court in April 2005, subject to the outcome of a reexamination of the patent.  The 2008 case asserted infringement of claims emerging out of reexamination.

On August 21, 2008, Kidde again filed a civil suit against the Company for patent infringement in the United States District Court for the District of Maryland (Case No. 08cv2202).  Kidde alleged that the Company infringed US patent 6,791,453 by communication protocols for interconnected hazardous condition (smoke, heat and carbon monoxide) alarms sold by the Company.

On September 25, 2008, the Company filed a third-party Complaint against UTC and Kidde in the United States District Court for the District of Maryland with its Answer and Counterclaims to Kidde in Case No. 08cv2202 seeking injunctive and antitrust damages for the predatory litigation campaign by UTC and Kidde against the Company.

As reported by the Company in a Current Report on Form 8-K, on February 22, 2010 the Company entered into a confidential Settlement and License Agreement with UTC and Kidde.  Under the terms of the agreement, all claims and counterclaims in all of the above described lawsuits were mutually dismissed.  Additionally, UTC and Kidde granted to the Company world-wide non-exclusive licenses under the patented technology in litigation.  This settlement resulted in a decrease in current year expense of approximately $401,000 due to the elimination of amounts previously accrued to pursue litigation that was the subject of this settlement.

From time to time, the Company is involved in various lawsuits and legal matters.  It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

NOTE J - MAJOR CUSTOMERS

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. As described in Note C, the Company’s purchased a majority of its products from its 50% owned Hong Kong Joint Venture.

The Company has one customer, The Home Depot, which represented 51.3%, 46.6% and 37.0% of the Company’s product sales during the periods ended March 31, 2010, 2009 and 2008, respectively.

Effective for the fiscal year ending March 31, 2011, The Home Depot will continue to sell the Company’s products only online and through the retailer’s professional contractors’ desk.  Accordingly, sales to The Home Depot are expected to decrease and are expected to represent a significantly lower percentage of the Company’s total revenue for the fiscal year ending March 31, 2011.

NOTE K - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly Results of Operations (Unaudited):

The unaudited quarterly results of operations for fiscal years 2010 and 2009 are summarized as follows:

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,

2010
Net sales	$5,914,905	$7,900,805	$6,321,490	$6,301,918
Gross profit	1,169,834	1,647,672	1,319,001	1,195,105
Income from operations	611,465	924,870	263,490	468,223
Income per share from operations:
Basic	0.25	0.39	0.11	0.20
Diluted	0.25	0.39	0.11	0.20

2009
Net sales	$6,192,801	$8,381,379	$5,595,049	$5,928,367
Gross profit	1,577,066	1,891,273	1,337,785	1,293,846
Income from continuing Operations	457,139	656,301	292,513	36,383
(Loss) income from discontinued Operations	(53,659)	3,434,913	-	41,767
Income per share from continuing operations:
Basic	0.18	0.26	0.12	0.02
Diluted	0.18	0.26	0.12	0.02
(Loss) income per share from discontinued operations:
Basic	(0.02)	1.38	-	0.02
Diluted	(0.02)	1.38	-	0.02
Net income – basic	0.16	1.64	0.12	0.03
Net income – diluted	0.16	1.64	0.12	0.03

NOTE L – RETIREMENT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code.  All full-time employees who have completed 12 months of service are eligible to participate.  Employees are permitted to contribute up to the amounts prescribed by law.  The Company may provide contributions to the plan consisting of a matching amount equal to a percentage of the employee’s contribution, not to exceed four percent (4%).  Employer contributions were $54,680 and $55,059  for the years ended March 31, 2010 and 2009.

NOTE M – DISCONTINUED OPERATIONS

Discontinued Operations: We report discontinued operations in accordance with current financial guidance for, “Accounting for the Impairment or Disposal or Long-Lived Assets.”  Accordingly, we report businesses or asset groups as discontinued operations when we commit to a plan to divest the business or asset group and the sales of the business or asset group is deemed probable within the next 12 months.

Discontinued operations include our unconsolidated subsidiary, International Conduits, Ltd. which was placed into receivership in the fourth quarter of 2008.  The results of this business, including the loss on impairment, have been presented as discontinued operations for all periods presented.

The consolidated statements of income include the following in discontinued operations:

	Year ended March 31,
	2010	2009	2008
Net Sales	$-	$-	$9,729,076

Income (loss) before income taxes (including asset impairment loss of $9,013,990 in 2008)	-	2,481,318	(10,242,663)
Income tax benefit	$-	941,703	1,849,000
Income (loss) from discontinued operations	$-	$3,423,021	$(8,393,663)

The major classes of assets and liabilities held in receivership reported as discontinued operations included in the accompanying consolidated balance sheets are shown below.

	Year ended March 31,
	2010	2009
Assets
Cash	$-	$202,565
Assets of discontinued operations	$-	202,565
Liabilities
Accounts payable, trade and other	-	202,565
Liabilities of discontinued operations	$-	$202,565

For fiscal 2008, the consolidated asset impairment loss included a write down of inventories, trade accounts receivable, and other assets to their net realizable value, in addition to the write down of property, plant and equipment and the write down of goodwill.  Specifically, the impairment loss recorded on the books of Icon included the following:

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

As a result of continuing losses at Icon, we undertook an evaluation of the goodwill from our acquisition of Icon to determine whether the value of the goodwill had been impaired.  Based on that evaluation, we determined that the value of the goodwill from our acquisition of Icon was impaired, and we recognized an impairment charge of US$1,926,696 for the goodwill.   In addition, as a result of Icon’s receivership and the steps taken to liquidate Icon’s assets, the non-cash assets of Icon were written down to their estimated net realizable value and a further impairment charge of US$7,087,297 was recognized as of March 31, 2008.  These impairments have been recorded in discontinued operations in the consolidated statements of operations for the fiscal year ended March 31, 2008.

On September 22, 2008, Icon’s obligations were settled in the receivership action by Ontario Superior Court order.   As a result of the settlement of Icon’s obligations, a gain of CAD$5,101,674 (US$4,910,718) was realized by Icon in the quarter ended September 30, 2008.  Approximately US$3,000,000 of the gain related to extinguishment of liabilities due to unsecured creditors as the Company determined that a legal release of the liabilities had been achieved to allow recognition of the gain on extinguishment of liabilities.   This gain was partially offset in consolidation by the US$1,518,375 after-tax effect loss recognized by the Company in settlement of its guarantee of Icon’s secured debt and other losses attributable to the Icon discontinued operation to arrive at income from discontinued operations of $3,423,021 for the fiscal year ended March 31, 2009.

At March 31, 2010, Icon had no remaining assets or liabilities.

The major classes of assets and liabilities held in receivership reported as discontinued operations included in the accompanying consolidated balance sheets shown below.

	March 31, 2010	March 31, 2009
Assets
Cash	$-	$202,565
Assets of discontinued operations	$-	$202,565

Liabilities
Accounts payable, trade and other	$-	$202,565
Liabilities of discontinued operations	$-	$202,565

SCHEDULE II

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	Balance at beginning of year	Charged to cost and expenses	Deductions	Balance at end of year

Year ended March 31, 2010
Allowance for doubtful accounts	$95,927	$0	$8,076	$87,851

Year ended March 31, 2009
Allowance for doubtful accounts	$15,000	$80,927	$0	$95,927

Year ended March 31, 2008
Allowance for doubtful accounts	$15,000	$0	$0	$15,000

Year ended March 31, 2010 Allowance for inventory reserve	$204,309	$0	$104,309	$100,000

Year ended March 31, 2009
Allowance for inventory reserve	$40,000	$164,309	$0	$204,309

Year ended March 31, 2008
Allowance for inventory reserve	$40,000	$0	$0	$40,000

S-1

Report and Financial Statements

Eyston Company Limited

For the year ended 31 March 2010

Eyston Company Limited

Contents

Expressed in Hong Kong dollars ("HK$")

JV-1

Report of independent registered public accounting firm

To the Board of Directors of Eyston Company Limited

We have audited the accompanying consolidated statements of financial position of Eyston Company Limited (the "company") and subsidiaries (together referred to as the "group"), as of March 31, 2010 and 2009, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended March 31, 2010.  These financial statements are the responsibility of the group's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the group as of March 31, 2010 and 2009, and the consolidated results of its comprehensive income and its cash flows for each of the three years in the period ended March 31, 2010, in accordance with Hong Kong Financial Reporting Standards.

Grant Thornton
Certified Public Accountants
6th Floor, Nexxus Building
41 Connaught Road Central
Hong Kong

14 June 2010

Eyston Company Limited	JV-2

Consolidated statement of comprehensive income for the year ended 31 March

		2010	2009	2008
	Notes	HK$	HK$	HK$

Turnover	5	223,675,013	281,284,464	235,060,421

Cost of sales		(160,780,821)	(206,656,292)	(176,141,949)

Gross profit		62,894,192	74,628,172	58,918,472

Other income	6	4,882,052	2,612,487	5,350,795

Administrative expenses		(33,155,873)	(41,204,939)	(34,379,717)

Profit from operations		34,620,371	36,035,720	29,889,550

Finance costs	7	(54,529)	(112,823)	(210,016)

Profit before income tax	8	34,565,842	35,922,897	29,679,534

Income tax expense	9	(3,410,042)	(4,541,928)	(4,173,251)

Profit for the year	10	31,155,800	31,380,969	25,506,283

Other comprehensive income
Changes in fair value of available-for-sale financial assets		847,868	(44,862)	577,549
Exchange differences arising on translation of financial statements of subsidiaries		(118,841)	5,043,295	4,136,772

Other comprehensive income for the year		729,027	4,998,433	4,714,321

Total comprehensive income for the year		31,884,827	36,379,402	30,220,604

Eyston Company Limited	JV-3

Consolidated statement of financial position as at 31 March

		2010	2009
	Notes	HK$	HK$

ASSETS AND LIABILITIES

Non-current assets
Property, plant and equipment	12	60,553,308	64,214,954
Advanced lease payments	13	13,792,045	14,353,995
Available-for-sale financial assets	14	32,585,512	21,667,859
Deposit for acquisition of property, plant and equipment		281,379	-
Pledged bank balances	19	569,775	567,050
		107,782,019	100,803,858
Current assets
Inventories	16	30,124,704	27,845,689
Available-for-sale financial assets	14	3,595,800	-
Trade and other receivables	17	12,409,250	5,184,715
Amount due from a shareholder	20	11,122,337	13,940,881
Cash and cash equivalents	19	71,317,289	63,880,318
		128,569,380	110,851,603
Current liabilities
Trade and other payables		27,887,330	17,231,889
Obligations under finance lease		21,000	21,000
Amount due to a related company	20	2,761,291	3,381,063
Dividend payable	21	-	11,700,000
Loans from shareholders	22	2,868,954	2,868,954
Collateralised bank advances	23	1,354,556	341,250
Provision for taxation		2,402,757	4,196,701
		37,295,888	39,740,857
Net current assets		91,273,492	71,110,746

Non-current liabilities
Obligations under finance lease		10,700	31,700
Deferred tax liabilities	24	187,816	366,752
Net assets		198,856,995	171,516,152

EQUITY

Share capital	25	200	200
Reserves	26	198,856,795	171,515,952
		198,856,995	171,516,152

Eyston Company Limited	JV-4

Statement of financial position as at 31 March

		2010	2009
	Notes	HK$	HK$
ASSETS AND LIABILITIES

Non-current assets
Property, plant and equipment	12	4,542,212	7,353,332
Advanced lease payments	13	145,845	407,310
Available-for-sale financial assets	14	32,585,512	21,667,859
Interests in subsidiaries	15	114,490,967	106,690,967
Pledged bank balances	19	569,775	567,050
		152,334,311	136,686,518
Current assets
Inventories	16	30,124,704	27,845,689
Available-for-sale financial assets	14	3,595,800	-
Other receivables		6,516,393	1,612,623
Amounts due from subsidiaries	18	25,759,355	28,278,839
Cash and cash equivalents	19	48,436,945	47,574,236
		114,433,197	105,311,387
Current liabilities
Trade and other payables		12,622,218	12,437,284
Obligations under finance lease		21,000	21,000
Amount due to a subsidiary	18	1,507,198	-
Amount due to a related company	20	2,761,291	3,381,063
Dividend payable	21	-	11,700,000
Loans from shareholders	22	2,868,954	2,868,954
Provision for taxation		92,957	1,889,364
		19,873,618	32,297,665
Net current assets		94,559,579	73,013,722

Non-current liabilities
Obligations under finance lease		10,700	31,700
Deferred tax liabilities	24	187,816	366,752
Net assets		246,695,374	209,301,788

EQUITY

Share capital	25	200	200
Reserves	26	246,695,174	209,301,588
		246,695,374	209,301,788

Eyston Company Limited	JV-5

Consolidated statement of changes in equity

	Share capital	Exchange reserve	Fair value reserve	Retained profits	Total
	HK$	HK$	HK$	HK$	HK$

Balance at 1 April 2007	200	3,187,863	(458,173)	133,971,371	136,701,261

Dividends declared (note 11)	-	-	-	(16,716,167)	(16,716,167)
Transaction with owners	-	-	-	(16,716,167)	(16,716,167)

Profit for the year	-	-	-	25,506,283	25,506,283
Other comprehensive income
Change in fair value of available-for-sale financial assets	-	-	577,549	-	577,549
Exchange differences arising on translation of financial statements of subsidiaries	-	4,136,772	-	-	4,136,772
Total comprehensive income for the year	-	4,136,772	577,549	25,506,283	30,220,604

Balance at 31 March 2008 and 1 April 2008	200	7,324,635	119,376	142,761,487	150,205,698

Dividends declared (note 11)	-	-	-	(15,068,948)	(15,068,948)
Transaction with owners	-	-	-	(15,068,948)	(15,068,948)

Profit for the year	-	-	-	31,380,969	31,380,969
Other comprehensive income
Change in fair value of available-for-sale financial assets	-	-	(44,862)	-	(44,862)
Exchange differences arising on translation of financial statements of subsidiaries	-	5,043,295	-	-	5,043,295
Total comprehensive income for the year	-	5,043,295	(44,862)	31,380,969	36,379,402

Balance at 31 March 2009 and 1 April 2009	200	12,367,930	74,514	159,073,508	171,516,152

Dividends declared (note 11)	-	-	-	(16,243,984)	(16,243,984)
Dividends reversed (note 21)	-	-	-	11,700,000	11,700,000
Transaction with owners	-	-	-	(4,543,984)	(4,543,984)

Profit for the year	-	-	-	31,155,800	31,155,800
Other comprehensive income
Change in fair value of available-for-sale financial assets	-	-	847,868	-	847,868
Exchange differences arising on translation of financial statements of subsidiaries	-	(118,841)	-	-	(118,841)
Total comprehensive income for the year	-	(118,841)	847,868	31,155,800	31,884,827

Balance at 31 March 2010	200	12,249,089 *	922,382 *	185,685,324 *	198,856,995

*	These reserve accounts comprise the consolidated reserves of HK$198,856,795 (2009: HK$171,515,952) in the consolidated statement of financial position.

Eyston Company Limited	JV-6

Consolidated statement of cash flows for the year ended 31 March

	2010	2009	2008
	HK$	HK$	HK$

Cash flows from operating activities
Profit before income tax	34,565,842	35,922,897	29,679,534
Adjustments for :
Amortisation of advanced lease payments	561,950	581,797	427,392
Depreciation of property, plant and equipment	8,501,348	8,721,931	10,166,942
Exchange (gain)/loss on available-for-sale financial assets	(1,490,744)	420,648	-
(Gain)/Loss on disposal of available-for-sale financial assets	(94,575)	(61,620)	34,344
Loss/(Gain) on disposal of property, plant and equipment	-	42,989	(94)
Interest expense	54,529	112,823	210,016
Interest income	(1,672,099)	(1,413,626)	(2,384,538)
Operating profit before working capital changes	40,426,251	44,327,839	38,133,596
(Increase)/Decrease in amount due from a shareholder	(5,303,448)	(10,380,402)	8,427,746
(Increase)/Decrease in inventories	(2,279,015)	508,808	2,086,586
(Increase)/Decrease in trade and other receivables	(7,343,376)	489,919	3,534,879
Increase in pledged bank balances	(2,725)	(567,050)	-
Decrease in loan to a shareholder	-	-	1,950,000
(Decrease)/Increase in amount due to a related company	(619,772)	1,051,910	(953,842)
Decrease in obligations under finance lease	(21,000)	(21,000)	(21,000)
Decrease in amount due to director	-	-	(200,000)
Increase/(Decrease) in collateralised bank advances	1,013,306	(630,062)	(1,881,850)
Increase/(Decrease) in trade and other payables	10,655,441	(4,338,444)	(1,186,388)
Cash generated from operations	36,525,662	30,441,518	49,889,727
Interest received	1,672,099	1,413,626	2,384,538
Interest paid	(54,529)	(112,823)	(210,016)
Dividends paid	(8,121,992)	(9,237,311)	(14,191,182)
Income tax paid	(5,382,922)	(1,782,192)	(8,523,843)
Net cash generated from operating activities	24,638,318	20,722,818	29,349,224

Cash flows from investing activities
Deposit paid for acquisition of property, plant and equipment	(281,379)	-	-
Purchase of property, plant and equipment	(4,839,702)	(9,724,320)	(11,715,474)
Addition of land use rights	-	-	(3,938,000)
Purchase of available-for-sale financial assets	(14,147,266)	(22,013,993)	-
Proceeds from disposal of available-for-sale financial assets	2,067,000	23,478,000	-
Proceeds from disposal of property, plant and equipment	-	-	36,500
Net cash used in investing activities	(17,201,347)	(8,260,313)	(15,616,974)
Net increase in cash and cash equivalents	7,436,971	12,462,505	13,732,250

Cash and cash equivalents at beginning of the year	63,880,318	50,687,596	36,853,474

Effect of foreign exchange rate changes, net	-	730,217	101,872

Cash and cash equivalents at end of the year	71,317,289	63,880,318	50,687,596

Eyston Company Limited	JV-7

Notes to the financial statements for the year ended 31 March 2010

1.	GENERAL INFORMATION
The company is a limited liability company incorporated and domiciled in Hong Kong.  The address of the company's registered office and principal place of business is B2, 3/F., Fortune Factory Building, 40 Lee Chung Street, Chai Wan, Hong Kong.

The principal activities of the company and its subsidiaries are manufacturing and trading of consumer electronic products including smoke, fire and carbon monoxide alarms and other home safety products.  Details of the company's subsidiaries are set out in note 15 to the financial statements.

The financial statements on pages 2 to 42 have been prepared in accordance with Hong Kong Financial Reporting Standards ("HKFRSs") which collective term includes all applicable individual Hong Kong Financial Reporting Standards, Hong Kong Accounting Standards and Interpretations issued by the Hong Kong Institute of Certified Public Accountants ("HKICPA") and the requirements of the Hong Kong Companies Ordinance.

The financial statements for the year ended 31 March 2010 were approved for issue by the board of directors on 14 June 2010.

2.	ADOPTION OF NEW OR AMENDED HKFRSs
2.1	Impact of new or amended HKFRSs which are effective during the year
In the current year, the group has applied, for the first time the following new standards, amendments and interpretations (the "new HKFRSs") issued by the HKICPA, which are relevant to and effective for the group's financial statements  for the annual period beginning on 1 April 2009:

HKAS 1 (Revised 2007)	Presentation of Financial Statements
HKAS 23 (Revised 2007)	Borrowing Costs
HKAS 27 (Amendments)	Cost of an Investment in a Subsidiary, Jointly Controlled Entity or an Associate
HKFRS 7 (Amendments)	Financial Instruments : Disclosures - Improving Disclosures about Financial Instruments
Various	Annual Improvements to HKFRSs 2008

Eyston Company Limited	JV-8

2.	ADOPTION OF NEW OR AMENDED HKFRSs (Continued)
2.1	Impact of new or amended HKFRSs which are effective during the year (Continued)
Other than as noted below, the adoption of the new HKFRSs had no material impact on how the results and financial position for the current and prior periods have been prepared and presented.

HKAS 1 (Revised 2007) Presentation of Financial Statements
The adoption of HKAS 1 (Revised 2007) makes certain changes to the format and titles of the primary financial statements and to the presentation of some items within these statements. A third statement of financial position as at the beginning of the earliest comparative period is required when an entity applies an accounting policy retrospectively or makes a retrospective restatement of items in its financial statements or when it reclassifies items in its financial statements. It also gives rise to additional disclosures.

The measurement and recognition of the group's assets, liabilities, income and expenses is unchanged. However, some items that were recognised directly in equity are now recognised in other comprehensive income.  HKAS 1 affects the presentation of owner changes in equity and introduces a 'Statement of comprehensive income'. Comparatives have been restated to conform with the revised standard. The group has applied changes to its accounting polices on presentation of financial statements retrospectively. However, the changes to the comparatives have not affected the consolidated or parent company statement of financial position at 1 April 2008 and accordingly the third statement of financial position as at 1 April 2008 is not presented.

HKAS 27 (Amendments) Cost of an Investment in a Subsidiary, Jointly Controlled Entity or an Associate
The amendment requires the investor to recognise dividends from a subsidiary, jointly controlled entity or associate in profit or loss irrespective the distributions are out of the investee's pre-acquisition or post-acquisition reserves. In prior years, the group recognised dividends out of pre-acquisition reserves as a recovery of its investment in the subsidiaries, jointly controlled entity or associates (i.e. a reduction of the cost of investment). Only dividends out of post-acquisition reserves were recognised as income in profit or loss.

Under the new accounting policy, if the dividend distribution is excessive, the investment would be tested for impairment according to the group's accounting policy on impairment of non-financial assets.

The new accounting policy has been applied prospectively as required by these amendments to HKAS 27 and therefore no comparatives have been restated.

Eyston Company Limited	JV-9

2.	ADOPTION OF NEW OR AMENDED HKFRSs (Continued)
2.1	Impact of new or amended HKFRSs which are effective during the year (Continued)
HKFRS 7 (Amendment) Financial Instruments : Disclosures - Improving Disclosures about Financial Instruments
The amendment requires additional disclosures for financial instruments which are measured at fair value in the statement of financial position. These fair value measurements are categorised into a three-level fair value hierachy, which reflects the extent of observable market data used in making the measurements. In addition, the maturity analysis for derivative financial liabilities is disclosed separately and should show remaining contractual maturities for those derivatives where this information is essential for an understanding of the timing of the cash flows.  The group has taken advantage of the transitional provisions in the amendments and has not provided comparative information in respect of the new requirements.

2.2	Impact of new or amended HKFRSs which are issued but not yet effective
At the date of authorisation of these financial statements, certain new and amended HKFRSs have been published but are not yet effective, and have not been adopted early by the group.

The directors anticipate that all of the pronouncements will be adopted in the group's accounting policy for the first period beginning after the effective date of the pronouncement.  Information on new and amended HKFRSs that are expected to have impact on the group's accounting policies is provided below.  The directors are currently assessing the impact of other new and amended HKFRSs upon initial application but are not yet in a position to state whether they would have material financial impact on the group's results and financial position.

HKFRS 3 Business Combinations (Revised 2008)
The standard is applicable in reporting periods beginning on or after 1 July 2009 and will be applied prospectively. The new standard still requires the use of the purchase method (now renamed the acquisition method) but introduces material changes to the recognition and measurement of consideration transferred and the acquiree's identifiable assets and liabilities, and the measurement of non-controlling interests (previously known as minority interest) in the acquiree. The new standard is expected to have a significant effect on business combinations occurring in reporting periods beginning on or after 1 July 2009.

HKFRS 9 Financial Instruments
The standard is effective for accounting periods beginning on or after 1 January 2013 and addresses the classification and measurement of financial assets. The new standard reduces the number of measurement categories of financial assets and all financial assets will be measured at either amortised cost or fair value based on the entity's business model for managing the financial assets and the contractual cash flow characteristics of the financial asset. Fair value gains and losses will be recognised in profit or loss except for those on certain equity investments which will be presented in other comprehensive income. The directors are currently assessing the possible impact of the new standard on the group's results and financial position in the first year of application.

Eyston Company Limited	JV-10

2.	ADOPTION OF NEW OR AMENDED HKFRSs (Continued)
2.2	Impact of new or amended HKFRSs which are issued but not yet effective (Continued)
HKAS 27 Consolidated and Separate Financial Statements (Revised 2008)
The revised standard is effective for accounting periods beginning on or after 1 July 2009 and introduces changes to the accounting requirements for the loss of control of a subsidiary and for changes in the group's interests in subsidiaries. Total comprehensive income must be attributed to the non-controlling interests even if this results in the non-controlling interests having a deficit balance.  The directors are currently assessing the possible impact of the new standard on the group's results and financial position in the first year of application.

Annual Improvements to HKFRSs 2009
The HKICPA has issued Improvements to Hong Kong Financial Reporting Standards 2009. Most of the amendments become effective for annual periods beginning on or after 1 January 2010. The group expects the amendment to HKAS 17 Leases to be relevant to the group's accounting policies. Prior to the amendment, HKAS 17 generally required a lease of land to be classified as an operating lease. The amendment requires a lease of land to be classified as an operating or finance lease in accordance with the general principles in HKAS 17. The group will need to reassess the classification of its unexpired leases of land at 1 January 2010 on the basis of information existing at the inception of those leases in accordance with the transitional provisions for the amendment.

The amendment will apply retrospectively except where the necessary information is not available. In that situation, the leases will be assessed on the date when the amendment is adopted. The directors are currently assessing the possible impact of the amendment on the group's results and financial position in the first year of application.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
3.1	Basis of preparation
The significant accounting policies that have been used in the preparation of these consolidated financial statements are summarised below.  These policies have been consistently applied to all the years presented unless otherwise stated. The adoption of new or amended HKFRSs and the impacts on the group's financial statement, if any, are disclosed in note 2.

The financial statements have been prepared on the historical cost basis except for financial instruments classified as available-for-sale which are stated at fair values.  The measurement bases are fully described in the accounting policies below.

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

Eyston Company Limited	JV-11

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.2	Basis of consolidation
The consolidated financial statements incorporate the financial statements of the company and its subsidiaries made up to 31 March each year.

Subsidiaries are fully consolidated from the date on which control is transferred to the group.  They are excluded from consolidation from the date that control ceases.

Intra-group transactions, balances and unrealised gains on transactions between group companies are eliminated in preparing the consolidated financial statements. Where unrealised losses on intra-group asset sales are reversed on consolidation, the underlying asset is also tested for impairment from the group's perspective. Amounts reported in the financial statements of subsidiaries have been adjusted where necessary to ensure consistency with the accounting policies adopted by the group.

3.3	Subsidiaries
Subsidiaries are entities (including special purpose entities) over which the group has the power to control the financial and operating policies so as to obtain benefits from their activities.  The existence and effect of potential voting rights that are currently exercisable or convertible are considered when assessing whether the group controls another entity.

In consolidated financial statements, acquisition of subsidiaries (other than those under common control) is accounted for by applying the purchase method.  This involves the estimation of fair value of all identifiable assets and liabilities, including contingent liabilities of the subsidiary, at the acquisition date, regardless of whether or not they were recorded in the financial statements of the subsidiary prior to acquisition.  On initial recognition, the assets and liabilities of the subsidiary are included in the consolidated statement of financial position at their fair values, which are also used as the bases for subsequent measurement in accordance with the group's accounting policies.

In the company's statement of financial position, subsidiaries are carried at cost less any impairment loss unless the subsidiary is held for sale or included in a disposal group.  The results of the subsidiaries are accounted for by the company on the basis of dividends received and receivable at the reporting date. All dividends whether received out of the investee's pre or post-acquisition profits are recognized in the company's profit or loss.

3.4	Property, plant and equipment
Property, plant and equipment are stated at acquisition cost less accumulated depreciation and accumulated impairment losses.

Eyston Company Limited	JV-12

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.4	Property, plant and equipment (Continued)
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

The assets' residual values, depreciation methods and useful lives are reviewed, and adjusted if appropriate, at each reporting date.

The gain or loss arising on the retirement or disposal is determined as the difference between the sales proceeds and the carrying amount of the assets and is recognised in profit or loss.

Subsequent costs are included in the assets' carrying amounts or recognised as separate assets, as appropriate, only when it is probable that future economic benefits associated with the items will flow to the group and the cost of the items can be measured reliably.  All other costs, such as repairs and maintenance, are charged to profit or loss during the period in which they are incurred.

3.5	Leasehold land and land use rights
Upfront payments made to acquire land held under an operating lease are stated at costs less accumulated amortisation and any accumulated impairment losses. The determination if an arrangement is or contains a lease and the lease is an operating lease is detailed in note 3.15. Amortisation is calculated on a straight line basis over the term of the lease/right except where an alternative basis is more representative of the time pattern of benefits to be derived by the group from the use of the land.

3.6	Inventories
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

Eyston Company Limited	JV-13

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.7	Financial assets
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
Available-for-sale financial assets include non-derivative financial assets that do not qualify for inclusion in any of the other categories of financial assets.  All financial assets within this category are subsequently measured at fair value.  Gain or loss arising from a change in the fair value excluding any dividend and interest income is recognised in other comprehensive income and accumulated separately in the fair value reserve in equity, except for impairment losses and foreign exchange gains and losses on monetary assets, until the financial asset is derecognised, at which time the cumulative gain or loss previously recognised in equity would be recycled to profit or loss.  Upon disposal, the cumulative gain or loss previously recognised in equity is transferred to profit or loss.

The fair value of available-for-sale monetary assets denominated in a foreign currency is determined in that foreign currency and translated at the spot rate at the reporting date.  The change in fair value attributable to translation differences that result from a change in amortised cost of the asset is recognised in profit or loss, and other changes are recognised in other comprehensive income.

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

Eyston Company Limited	JV-14

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.7	Financial assets (Continued)
Recognition and derecognition of financial assets (Continued)
Derecognition of financial assets occurs when the rights to receive cash flows from the financial assets expire or are transferred and substantially all of the risks and rewards of ownership have been transferred.  At each reporting date, financial assets are reviewed to assess whether there is objective evidence of impairment.  If any such evidence exists, impairment loss is determined and recognised based on the classification of the financial asset.

Impairment of financial assets
At each reporting date, financial assets other than at fair value through profit or loss are reviewed to determine whether there is any objective evidence of impairment.

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
If there is objective evidence that an impairment loss on loans and receivables carried at amortised cost has been incurred, the amount of the loss is measured as the difference between the asset's carrying amount and the present value of estimated future cash flows (excluding future credit losses that have not been incurred) discounted at the financial asset's original effective interest rate (i.e. the effective interest rate computed at initial recognition).  The amount of the loss is recognised in profit or loss of the period in which the impairment occurs.

Eyston Company Limited	JV-15

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.7	Financial assets (Continued)
Impairment of financial assets (Continued)
(i)	Loans and receivables (Continued)
If, in subsequent period, the amount of the impairment loss decreases and the decrease can be related objectively to an event occurring after the impairment was recognised, the previously recognised impairment loss is reversed to the extent that it does not result in a carrying amount of the financial asset exceeding what the amortised cost would have been had the impairment not been recognised at the date the impairment is reversed.  The amount of the reversal is recognised in profit or loss of the period in which the reversal occurs.

(ii)	Available-for-sale financial assets
When a decline in the fair value of an available-for-sale financial asset has been recognised in other comprehensive income and accumulated in equity and there is objective evidence that the asset is impaired, an amount is removed from equity and recognised in profit or loss as impairment loss.  That amount is measured as the difference between the asset's acquisition cost (net of any principal repayment and amortisation) and current fair value, less any impairment loss on that asset previously recognised in profit or loss.

Reversals in respect of investment in equity instruments classified as available-for-sale are not recognised in profit or loss.  The subsequent increase in fair value is recognised in other comprehensive income.  Impairment losses in respect of debt securities are reversed if the subsequent increase in fair value can be objectively related to an event occurring after the impairment loss were recognised.  Reversal of impairment losses in such circumstances are recognised in profit or loss.

Financial assets other than trade receivables that are stated at amortised cost, impairment losses are written off against the corresponding assets directly. Where the recovery of trade receivables is considered doubtful but not remote, the impairment losses for doubtful receivables are recorded using an allowance account.  When the group is satisfied that recovery of trade receivables is remote, the amount considered irrecoverable is written off against trade receivables directly and any amounts held in the allowance account in respect of that receivable are reversed. Subsequent recoveries of amounts previously charged to the allowance account are reversed against the allowance account. Other changes in the allowance account and subsequent recoveries of amounts previously written off directly are recognised in profit or loss.

Impairment losses recognised in an interim period in respect of available for sale equity securities are not reversed in a subsequent period. Consequently, if the fair value of an available for sale equity security increases in the reminder of an annual period, or in a subsequent period, the increase is recognised in other comprehensive income.

Eyston Company Limited	JV-16

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.8	Cash and cash equivalents
Cash and cash equivalents include cash at bank and in hand, demand deposits with bank or financial institutions and short-terms highly liquid investments with original maturities of three months or less that are readily convertible into known amounts of cash and which are subject to an insignificant risk of change in value, having been within three months of maturity at acquisition.

3.9	Impairment of non-financial assets
The group's property, plant and equipment, advanced lease payments and the company's investments in subsidiaries are subject to impairment testing.

The assets are tested for impairment whenever there are indications that the asset's carrying amount may not be recoverable.

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

3.10	Financial liabilities
The group's financial liabilities include trade and other payables, amounts due to group and related companies and borrowings.

Financial liabilities are recognised when the group becomes a party to the contractual agreements of the instrument.  All interest related charges are recognised as an expense in profit or loss.

Eyston Company Limited	JV-17

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.10	Financial liabilities (Continued)
A financial liability is derecognised when the obligation under the liability is discharged or cancelled or expires.

Where an existing financial liability is replaced by another from the same lender on substantially different terms, or the terms of an existing liability are substantially modified, such an exchange or modification is treated as a derecognition of the original liability and the recognition of a new liability, and the difference in the respective carrying amount is recognised in profit or loss.

Finance lease liabilities
Finance lease liabilities are measured at initial value less the capital element of lease repayments (see note 3.15).

Borrowings
Borrowings are recognised initially at fair value, net of transaction costs incurred. Borrowings are subsequently stated at amortised cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognised in profit or loss over the period of the borrowings using the effective interest method.  Borrowings are classified as current liabilities unless the group has an unconditional right to defer settlement of the liability for at least twelve months after the reporting date.

Trade and other payables
Trade and other payables are recognised initially at their fair value and subsequently measured at amortised cost, using the effective interest method.

3.11	Employee benefits
Retirement benefits costs
The company operates a defined contribution Mandatory Provident Fund retirement benefits scheme (the "MPF Scheme") under the Mandatory Provident Fund Schemes Ordinance, for all of its employees in Hong Kong.  The MPF Scheme became effective on 1 December 2000.  Contributions are made based on a percentage of the employees' basic salaries, limited to a maximum of HK$1,000 per month, and are charged to profit or loss as they become payable in accordance with the rules of the MPF Scheme.  The assets of the MPF Scheme are held separately from those of the company in an independently administered fund.  The company's employer contributions vest fully with the employees when contributed into the MPF Scheme.  The employees of the group's subsidiary which operates in Mainland China are required to participate in a central pension scheme operated by the local municipal government. The subsidiary is required to contribute certain percentage of its payroll costs to the central pension scheme. The contributions are charged to profit or loss as they become payable in accordance with the rules of the central pension scheme.

Eyston Company Limited	JV-18

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.11	Employee benefits (Continued)
Short-term employee benefits
Employee entitlements to annual leave are recognised when they accrue to employees.  A provision is made for the estimated liability for annual leave as a result of services rendered by employees up to the reporting date.  Non-accumulating compensated absences such as sick leave and maternity leave are not recognised until the time of leave.

3.12	Share capital
Ordinary shares are classified as equity. Share capital is determined using the nominal value of shares that have been issued.

Any transaction costs associated with the issuing of shares are deducted from equity (net of any related income tax benefits) to the extent they are incremental cost directly attributable to the equity transaction.

3.13	Foreign currency translation
The consolidated financial statements are presented in Hong Kong Dollars (HK$), which is also the functional currency of the company.

In the individual financial statements of the consolidated entities, foreign currency transactions are translated into the functional currency of the individual entity using the exchange rates prevailing at the dates of the transactions.  At the reporting date, monetary assets and liabilities denominated in foreign currencies are translated at the foreign exchange rates ruling at that date.  Foreign exchange gains and losses resulting from the settlement of such transactions and from the reporting date retranslation of monetary assets and liabilities are recognised in profit or loss.

Non-monetary items are carried at fair value that are denominated in foreign currencies are retranslated at the rates prevailing on the date when the fair value was determined and are reported as part of the fair value gain or loss.  Non-monetary items that are measured in terms of historical cost in a foreign currency are not re-translated.

In the consolidated financial statements, all individual financial statements of foreign operations, originally presented in a currency different from the group’s presentation currency, have been converted into Hong Kong dollars.  Assets and liabilities have been translated into Hong Kong dollars at the closing rate at the reporting date.  Income and expenses have been converted into Hong Kong dollars at the exchange rates ruling at the transaction dates, or at the average rates over the reporting period, provided that the exchange rates do not fluctuate significantly.  Any differences arising from this procedure have been recognized in other comprehensive income and accumulated separately in the translation reserve in equity.

When a foreign operation is sold, such exchange differences are reclassified from equity to profit or loss as part of the gain or loss on the sale.

Eyston Company Limited	JV-19

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.14	Accounting for income taxes
Income tax comprises current tax and deferred tax.

Current income tax assets and/or liabilities comprise those obligations to, or claims from, tax authorities relating to the current or prior reporting period, that are unpaid at the reporting date.  They are calculated according to the tax rates and tax laws applicable to the periods to which they relate, based on the taxable profit for the year.  All changes to current tax assets or liabilities are recognised as a component of income tax expense in profit or loss.

Deferred tax is calculated using the liability method on temporary differences at the reporting date between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. Deferred tax liabilities are generally recognised for all taxable temporary differences. Deferred tax assets are recognised for all deductible temporary differences, tax losses available to be carried forward as well as other unused tax credits, to the extent that it is probable that taxable profit, including existing taxable temporary differences, will be available against which the deductible temporary differences, unused tax losses and unused tax credits can be utilised.

Deferred tax is calculated, without discounting, at tax rates that are expected to apply in the period the liability is settled or the asset realised, provided they are enacted or substantively enacted at the reporting date.

Changes in deferred tax assets or liabilities are recognised in profit or loss, or in other comprehensive income or directly in equity if they relate to items that are charged or credited to other comprehensive income or directly in equity.

3.15	Leases
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

Eyston Company Limited	JV-20

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.15	Leases (Continued)
(ii)	Assets acquired under finance leases
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

Finance charges implicit in the lease payments are charged to profit or loss over the period of the leases so as to produce an approximately constant periodic rate of charge on the remaining balance of the obligations for each accounting period.

(iii)	Operating lease charges as the lessee
Where the group has the right to use of assets held under operating leases, payments made under the leases are charged to profit or loss on a straight-line basis over the lease terms except where an alternative basis is more representative of the time pattern of benefits to be derived from the leased assets. Lease incentives received are recognised in profit or loss as an integral part of the aggregate net lease payments made. Contingent rental are charged to profit or loss in the accounting period in which they are incurred.

3.16	Revenue recognition
Revenue comprises the fair value of the consideration received or receivables for the sale of goods, rendering of services and the use by others of the group's assets yielding interest, net of rebates and discounts.  Provided it is probable that the economic benefits will flow to the group and the revenue and costs, if applicable, can be measured reliably, revenue is recognised as follows :

Revenue from the sale of goods is recognised when the significant risks and rewards of ownership of the goods have been transferred to customers. This is usually taken as the time when the goods are delivered and the customer has accepted the goods.

Rental income from properties letting under operating leases is recognised on a straight line basis over the lease terms.

Interest income is recognised on a time proportion basis using the effective interest rate method.

Eyston Company Limited	JV-21

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.17	Related parties
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

3.18	Provisions and contingent liabilities
Provisions are recognised when the group has a present obligation (legal or constructive) as a result of a past event, and it is probable that an outflow of economic benefits will be required to settle the obligation and a reliable estimate of the amount of the obligation can be made.  Where the time value of money is material, provisions are stated at the present value of the expenditure expected to settle the obligation. All provisions are reviewed at each reporting date and adjusted to reflect the current best estimate.

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

Eyston Company Limited	JV-22

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.18	Provisions and contingent liabilities (Continued)
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

Net realisable value of inventories
Net realisable value of inventories is the actual or estimated selling price in the ordinary course of business, less further costs of completion and the estimated costs necessary to make the sale. These estimates are based on the current market condition and the historical experience of selling products of similar nature. It could change significantly as a result of competitor actions in response to changes in market condition. Management reassesses these estimations at each reporting date.

Eyston Company Limited	JV-23

4.	CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS (Continued)
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

5.	TURNOVER
Revenue, which is also the group's turnover, represents total invoiced value of goods supplied, less discounts and returns.

6.	OTHER INCOME

	2010	2009	2008
	HK$	HK$	HK$

Exchange gain	1,959,227	-	-
Gain on disposal of available-for-sale financial assets	94,575	61,620	-
Gain on disposal of property, plant and equipment	-	-	94
Interest income	1,672,099	1,413,626	2,384,538
Rental income, less outgoings	269,701	271,985	268,800
Sundry income	886,450	865,256	2,697,363
	4,882,052	2,612,487	5,350,795

7.	FINANCE COSTS

	2010	2009	2008
	HK$	HK$	HK$

Interest charges on :
- Discounted bills	54,529	112,823	210,016

Eyston Company Limited	JV-24

8.	PROFIT BEFORE INCOME TAX

	2010	2009	2008
	HK$	HK$	HK$

Profit before income tax is arrived at after charging/(crediting) :
Amortisation of advanced lease payments	561,950	581,797	427,392
Auditors' remuneration	310,517	306,505	285,000
Cost of inventories recognised as expenses	160,780,821	206,656,292	176,141,949
Depreciation of property, plant and equipment	8,501,348	8,721,931	10,166,942
Exchange (gain)/loss, net	(1,959,227)	5,010,006	(203,865)
(Gain)/loss on disposal of available-for-sale financial assets	(94,575)	(61,620)	34,344
Loss/(Gain) on disposal of property, plant and equipment	-	42,989	(94)
Operating lease charges in respect of land and buildings	3,219,313	3,169,108	1,861,592
Retirement benefits scheme contributions	3,603,205	1,723,997	970,426
Staff costs (excluding retirement benefits scheme contributions)	24,536,284	27,101,257	23,882,056

9.	INCOME TAX EXPENSE

	2010	2009	2008
	HK$	HK$	HK$

The tax charge comprises :
Hong Kong profits tax
- current year	3,588,069	4,649,786	3,908,368
- (over)/under provision in prior years	(1,554)	101,589	16,512

PRC Enterprise Income Tax
- current year	2,463	11,678	459,206
- over provision in prior years	-	-	(10,000)
	3,588,978	4,763,053	4,374,086

Deferred tax (Note 24)
- current year	(178,936)	(187,543)	(200,835)
- attributable to reduction in tax rate	-	(33,582)	-
	(178,936)	(221,125)	(200,835)
Total income tax expense	3,410,042	4,541,928	4,173,251

Hong Kong profits tax has been provided at the rate of 16.5% (2009 : 16.5% and 2008 : 17.5%) on the group's estimated assessable profits arising in Hong Kong for the year.  The Hong Kong SAR Government enacted a reduction in the Profits Tax Rate from 17.5% to 16.5% with effect from the year of assessment 2008 / 2009.  Accordingly, the relevant current and deferred tax liabilities have been calculated using the new tax rate of 16.5%.

The PRC enterprise income tax ("EIT") is computed according to the relevant laws and regulations in the PRC.  The applicable income tax rate was 25% for the year (2009: 25% and 2008: 33% and 25%).  Pursuant to the tax law passed by the Tenth National People's Congress on 16 March 2007, the new EIT rates for domestic and foreign enterprises in Mainland China are unified at 25% with effective from 1 January 2008.

Eyston Company Limited	JV-25

9.	INCOME TAX EXPENSE (Continued)
Reconciliation between tax expense and accounting profit at applicable tax rates :

	2010	2009	2008
	HK$	HK$	HK$

Profit before income tax	34,565,842	35,922,897	29,679,534

Tax on profit before income tax, calculated at the rates applicable to profits in the tax jurisdictions concerned	4,903,119	4,728,140	4,649,735
Tax effect of non-deductible expenses	498,383	841,220	324,620
Tax effect of non-taxable revenue	(4,339,403)	(4,888,010)	(4,110,784)
Tax effect on temporary differences not recognised	860,947	287,661	715,642
Tax effect on unrecognised tax losses	1,488,550	3,504,910	2,587,526
(Overprovision)/Underprovision in prior years	(1,554)	101,589	6,512
Effect on opening deferred tax balances resulting from a reduction in tax rate during the year	-	(33,582)	-
Actual tax expense	3,410,042	4,541,928	4,173,251

10.	PROFIT ATTRIBUTABLE TO THE OWNERS OF THE COMPANY
Of the consolidated profit attributable to the owners of the company of HK$31,155,800, HK$31,380,969 and HK$25,506,283 in 2010, 2009 and 2008 respectively, HK$41,089,702, HK$45,194,052 and HK$39,423,630 in 2010, 2009 and 2008 respectively have been dealt with in the financial statements of the company.

11.	DIVIDENDS

	2010	2009	2008
	HK$	HK$	HK$

Dividends attributable to the year :

First interim dividend of HK$854,240 (2009 : HK$543,472 and 2008 : HK$ HK$2,524,985) per share	1,708,480	1,086,944	5,049,970
Second interim dividend of HK$1,819,121 (2009 : HK$1,146,153 and 2008 : HK$5,833,098) per share	3,638,242	2,292,306	11,666,197
Third interim dividend of HK$2,862,563 (2009 : HK$3,375,558.50 and 2008 : Nil) per share	5,725,126	6,751,117	-
Fourth interim dividend of HK$2,586,068 (2009 : HK$2,469,290.50 and 2008 : Nil) per share	5,172,136	4,938,581	-
	16,243,984	15,068,948	16,716,167

Eyston Company Limited	JV-26

12.	PROPERTY, PLANT AND EQUIPMENT
Group

	Buildings	Leasehold improvements	Construction in progress	Plant and machinery	Furniture and fixtures	Motor vehicles	Computer equipment and software	Total
	HK$	HK$	HK$	HK$	HK$	HK$	HK$	HK$

At 1 April 2008
Cost	40,995,158	10,630,874	7,107,014	53,262,896	5,407,450	6,609,833	2,249,796	126,263,021
Accumulated depreciation	(13,558,980)	(9,981,418)	-	(31,655,661)	(4,465,484)	(4,717,086)	(2,116,451)	(66,495,080)
Net book amount	27,436,178	649,456	7,107,014	21,607,235	941,966	1,892,747	133,345	59,767,941

Year ended 31 March 2009
Opening net book amount	27,436,178	649,456	7,107,014	21,607,235	941,966	1,892,747	133,345	59,767,941
Additions	-	167,723	7,781,535	1,713,093	7,579	47,660	6,730	9,724,320
Disposals	-	-	-	-	-	-	(42,989)	(42,989)
Depreciation	(2,379,031)	(266,935)	-	(4,876,238)	(439,574)	(677,036)	(83,117)	(8,721,931)
Exchange differences	1,848,918	-	725,095	780,320	61,157	69,941	2,182	3,487,613
Reclassifications	63,793	-	(1,245,354)	1,181,561	(2,736)	-	2,736	-
Closing net book amount	26,969,858	550,244	14,368,290	20,405,971	568,392	1,333,312	18,887	64,214,954

At 31 March 2009
Cost	42,915,495	10,798,597	14,368,290	56,169,704	5,528,247	6,893,273	2,214,668	138,888,274
Accumulated depreciation	(15,945,637)	(10,248,353)	-	(35,763,733)	(4,959,855)	(5,559,961)	(2,195,781)	(74,673,320)
Net book amount	26,969,858	550,244	14,368,290	20,405,971	568,392	1,333,312	18,887	64,214,954

Year ended 31 March 2010
Opening net book amount	26,969,858	550,244	14,368,290	20,405,971	568,392	1,333,312	18,887	64,214,954
Additions	-	15,165	3,030,533	1,569,536	-	185,382	39,086	4,839,702
Disposals	-	-	-	-	-	-	-	-
Depreciation	(2,433,290)	(227,681)	-	(4,817,019)	(410,610)	(595,600)	(17,148)	(8,501,348)
Exchange differences	-	-	-	-	-	-	-	-
Reclassifications	-	-	-	-	-	-	-	-
Closing net book amount	24,536,568	337,728	17,398,823	17,158,488	157,782	923,094	40,825	60,553,308

At 31 March 2010
Cost	42,915,495	10,813,762	17,398,823	57,739,240	5,485,134	7,078,655	2,253,754	143,684,863
Accumulated depreciation	(18,378,927)	(10,476,034)	-	(40,580,752)	(5,327,352)	(6,155,561)	(2,212,929)	(83,131,555)
Net book amount	24,536,568	337,728	17,398,823	17,158,488	157,782	923,094	40,825	60,553,308

Eyston Company Limited	JV-27

12.	PROPERTY, PLANT AND EQUIPMENT (Continued)
Company

	Buildings	Leasehold improvements	Plant and machinery	Furniture and fixtures	Motor vehicles	Computer equipment and software	Total
	HK$	HK$	HK$	HK$	HK$	HK$	HK$
At 1 April 2008
Cost	2,829,732	2,599,402	13,015,052	1,689,183	1,944,233	1,399,675	23,477,277
Accumulated depreciation	(2,372,208)	(1,953,936)	(4,231,485)	(1,508,858)	(1,944,233)	(1,297,048)	(13,307,768)
Net book amount	457,524	645,466	8,783,567	180,325	-	102,627	10,169,509

Year ended 31 March 2009
Opening net book amount	457,524	645,466	8,783,567	180,325	-	102,627	10,169,509
Additions	-	167,724	575,295	-	-	-	743,019
Disposals	-	-	-	-	-	(42,989)	(42,989)
Depreciation	(141,487)	(262,945)	(2,976,067)	(79,541)	-	(56,167)	(3,516,207)
Closing net book amount	316,037	550,245	6,382,795	100,784	-	3,471	7,353,332

At 31 March 2009
Cost	2,829,732	2,767,126	13,590,347	1,683,983	1,944,233	1,340,756	24,156,177
Accumulated depreciation	(2,513,695)	(2,216,881)	(7,207,552)	(1,583,199)	(1,944,233)	(1,337,285)	(16,802,845)
Net book amount	316,037	550,245	6,382,795	100,784	-	3,471	7,353,332

Year ended 31 March 2010
Opening net book amount	316,037	550,245	6,382,795	100,784	-	3,471	7,353,332
Additions	-	15,165	95,066	-	185,382	-	295,613
Disposals	-	-	-	-	-	-	-
Depreciation	(141,487)	(227,681)	(2,672,064)	(46,581)	(15,449)	(3,471)	(3,106,733)
Closing net book amount	174,550	337,729	3,805,797	54,203	169,933	-	4,542,212

At 31 March 2010
Cost	2,829,732	2,782,291	13,685,413	1,640,870	2,129,615	1,340,756	24,408,677
Accumulated depreciation	(2,655,182)	(2,444,562)	(9,879,616)	(1,586,667)	(1,959,682)	(1,340,756)	(19,866,465)
Net book amount	174,550	337,729	3,805,797	54,203	169,933	-	4,542,212

Eyston Company Limited	JV-28

13.	ADVANCED LEASE PAYMENTS
The group's advanced lease payments represent up-front payments to acquire long term interests in the usage of land held in Mainland China on leases of between 10 to 50 years.

	Group		Company
	2010	2009	2010	2009
	HK$	HK$	HK$	HK$

Land use rights	13,646,200	13,946,685	-	-
Advanced lease payments, net	145,845	407,310	145,845	407,310
	13,792,045	14,353,995	145,845	407,310

14.	AVAILABLE-FOR-SALE FINANCIAL ASSETS

	Group		Company
	2010	2009	2010	2009
	HK$	HK$	HK$	HK$

Available-for-sale financial assets :
Listed outside Hong Kong, at market value	36,181,312	21,667,859	36,181,312	21,667,859
Less: Portion included in current assets	3,595,800	-	3,595,800	-
Portion included in non-current assets	32,585,512	21,667,859	32,585,512	21,667,859

15.	INTERESTS IN SUBSIDIARIES
Company

	2010	2009
	HK$	HK$

Unlisted shares, at cost	114,690,975	106,890,975
Less : Impairment	(200,000)	(200,000)
	114,490,975	106,690,975

Amount due to a subsidiary	(8)	(8)
	114,490,967	106,690,967

At 31 March 2010 and 31 March 2009, the amount due to a subsidiary is unsecured, interest-free and has no fixed terms of repayment and the amounts due from subsidiaries are repayable on demand and accordingly, are classified as current assets (note 18).

Eyston Company Limited	JV-29

15.        INTERESTS IN SUBSIDIARIES (Continued)
Details of the subsidiaries as at 31 March 2010 are as follows :

Name	Place of incorporation/ establishment	Nominal value of issued capital/ registered capital		Percentage of issued capital held by the company directly	Principal activities

Fujian Taisun Electronics Technologies Co., Ltd.	The PRC	US$	15,000,000	100%	Manufacture of consumer electronic products

Fujian Taisun Fire Safety Technologies Co., Ltd.	The PRC	US$	5,000,000	100%	Manufacture of consumer electronic products (not yet commence operations)

Sound Well (Hong Kong) Co. Limited	Hong Kong	HK$	200,000	100%	Trading of consumer electronic products and investment holding

Kimbager International Limited	British Virgin Islands	US$	1	100%	Trading of machinery and equipment

Kimbager Limited	Hong Kong	HK$	10,000	100%	Dormant

16.	INVENTORIES

	Group		Company
	2010	2009	2010	2009
	HK$	HK$	HK$	HK$

Raw materials	21,196,249	19,361,203	21,196,249	19,361,203
Work in progress	3,853,631	4,130,713	3,853,631	4,130,713
Finished goods	5,074,824	4,353,773	5,074,824	4,353,773
	30,124,704	27,845,689	30,124,704	27,845,689

17.	TRADE AND OTHER RECEIVABLES

	Group
	2010	2009
	HK$	HK$

Accounts receivable	4,128,452	2,888,368
Bills receivable	1,354,556	341,250
Deposits, prepayments and other receivables	6,926,242	1,955,097
	12,409,250	5,184,715

Eyston Company Limited	JV-30

17.        TRADE AND OTHER RECEIVABLES (Continued)
At each of the reporting dates, the group’s trade receivables were individually determined to be impaired.  The group encountered difficulties in collection of certain trade receivables and appropriate provision for impairment has been made against these trade receivables.  The individually impaired receivables are recognised based on the credit history of the customers, such as financial difficulties or default in payments, and current market conditions.  Consequently, specific impairment provision was recognised.  The group does not hold any collateral over these balances.

Ageing analysis of trade receivables (including accounts receivables and bills receivables) that are past due but not impaired is as follows:

	Group
	2010	2009
	HK$	HK$

Neither past due nor impaired	1,639,328	707,850
0 – 30 days past due	3,843,680	2,521,768
	5,483,008	3,229,618

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

18.	AMOUNTS DUE FROM/(TO) SUBSIDIARIES

	2010	2009
	HK$	HK$

Trade *	14,621,936	16,511,520
Non-trade **	12,774,410	13,404,310
	27,396,346	29,915,830
Less : Provision for impairment	(1,636,991)	(1,636,991)
	25,759,355	28,278,839

*	The amount is unsecured and arises from trading activities of which the settlement period is in accordance with normal commercial terms.

**	The amount is unsecured, interest-free and repayable on demand.

Amount due to a subsidiary is unsecured, interest-free and repayable on demand.

Eyston Company Limited	JV-31

19.         CASH AND CASH EQUIVALENTS

	Group		Company
	2009	2008	2009	2008
	HK$	HK$	HK$	HK$

Bank and cash balances	71,317,289	57,930,200	48,436,945	41,624,118
Short-term deposits	-	5,950,118	-	5,950,118
Long-term deposit	569,775	567,050	569,775	567,050
	71,887,064	64,447,368	49,006,720	48,141,286

Less: Long-term pledged deposit-guarantee for electricity supply	(569,775)	(567,050)	(569,775)	(567,050)
	71,317,289	63,880,318	48,436,945	47,574,236

The effective interest rates of short-term bank deposits of the group is nil (2009: ranged from 0.8% to 3.6%).  These deposits have nil maturity periods (2009: 31 days) on inception and are eligible for immediate cancellation without penalty but any interest for the last deposit period would be forfeited.   The effective interest rate of long-term deposit of the group was 1.71%.  The long-term deposit was denominated in Renminbi ("RMB") and deposited with bank in Mainland China as at 31 March 2010 and 2009 to guarantee for the electricity supply of its manufacturing plant.

Deposits with banks earn interest at floating rates based on daily bank deposit rates.

At 31 March 2010, the group had cash and cash equivalents denominated in RMB amounting to approximately HK$3,745,508 (2009: HK$6,797,444), representing deposits placed with banks in Mainland China.

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
At a board meeting held on 5 October 2009, the directors decided to reverse the special dividend of HK$11,700,000, which was declared on 7 February 2004 and was expected to be payable to the shareholders upon successful initial listing of the company's shares on the Main Board of The Stock Exchange of Hong Kong Limited (the "HKEX").

22.	LOANS FROM SHAREHOLDERS
The loans are unsecured, interest-free and repayable on demand by the respective shareholders with the consent of each other and upon successful initial listing of the company's shares on the Main Board of HKEX, whichever is earlier.

Eyston Company Limited	JV-32

23.        COLLATERALISED BANK ADVANCES
This amount represents the recognition of the bills discounted with recourse at 31 March 2010.

24.	DEFERRED TAX
At 31 March 2010, the major deferred tax liabilities recognised in the statement of financial position and the movements during the current and prior years :

Group and Company

Accelerated tax depreciation
HK$

Balance at 1 April 2009	587,877
Recognised in profit or loss (Note 9)	(221,125)
Balance at 31 March 2009	366,752
Recognised in profit or loss (Note 9)	(178,936)
Balance at 31 March 2010	187,816

	2010	2009
	HK$	HK$

Deferred tax liabilities recognised in the statement of financial position of the group and company	187,816	366,752

At the reporting date, the major components of the deferred tax asset that has not been recognised is the temporary differences in respect of the tax loss and pre-operating expenses incurred by Fujian Taisun Electronics Technologies Co., Ltd. and Fujian Taisun Fire Safety Technologies Co., Ltd, the PRC subsidiaries of the company, of approximately HK$10,097,113 (2009: HK$8,696,145) and HK$626,766 (2009: HK$378,689), respectively, as it is not certain that future taxable profits will be available against which these deductible temporary difference may be utilised.

25.	SHARE CAPITAL

	2010	2009
	HK$	HK$

Authorised :
100 ordinary shares of HK$100 each	10,000	10,000

Issued and fully paid :
2 ordinary shares of HK$100 each	200	200

Eyston Company Limited	JV-33

26.        RESERVES
The amounts of the group's reserves and the movements therein for the current and prior years are presented in consolidated statement of changes in equity on page 5 of the financial statements.

Company

	Retained profits	Fair value reserve	Total
	HK$	HK$	HK$

Balance at 1 April 2007	156,394,507	(458,173)	155,936,334

Profit for the year	39,423,630	-	39,423,630
Change in fair value of available-for-sale financial assets	-	577,549	577,549
Dividends declared	(16,716,167)	-	(16,716,167)
Balance at 31 March 2008 and 1 April 2008	179,101,970	119,376	179,221,346

Profit for the year	45,194,052	-	45,194,052
Change in fair value of available-for-sale financial assets	-	(44,862)	(44,862)
Dividends declared	(15,068,948)	-	(15,068,948)
Balance at 31 March 2009 and 1 April 2009	209,227,074	74,514	209,301,588

Profit for the year	41,089,702	-	41,089,702
Change in fair value of available-for-sale financial assets	-	847,868	847,868
Dividends declared	(16,243,984)	-	(16,243,984)
Dividends reversed	11,700,000	-	11,700,000
Balance at 31 March 2010	245,772,792	922,382	246,695,174

27.	OPERATING LEASE ARRANGEMENTS
At 31 March 2010, the total future minimum rental receivable under non-cancellable operating leases in respect of land and buildings are as follows :

	Group and Company
	2010	2009
	HK$	HK$

Within one year	77,241	77,701
In the second to fifth years	12,874	90,115
	90,115	167,816

At 31 March 2010, the total future minimum lease payments under non-cancellable operating leases in respect of land and buildings are payable as follows :

	Group		Company
	2010	2009	2010	2009
	HK$	HK$	HK$	HK$

Within one year	1,092,000	1,312,200	966,000	991,200
In the second to fifth years	1,127,000	2,219,000	1,127,000	2,093,000
	2,219,000	3,531,200	2,093,000	3,084,200

Eyston Company Limited	JV-34

27.        OPERATING LEASE ARRANGEMENTS (Continued)
The group and the company lease land and buildings under operating leases.  The leases run for an initial period of one to five years, with an option to renew the leases at the expiry dates.  None of the leases includes contingent rentals.

28.	CAPITAL COMMITMENTS

	Group		Company
	2010	2009	2010	2009
	HK$	HK$	HK$	HK$

Contracted but not provided for the construction of the factory premises in the PRC	3,448,259	3,067,505	-	-
Capital contributions payable to PRC wholly-owned subsidiaries	-	-	41,509,580	49,309,580
	3,448,259	3,067,505	41,509,580	49,309,580

29.	CONTINGENT LIABILITIES
The current and prior years' tax provisions have been prepared on the basis that the management fees and bonuses are deductible in the determination of the assessable profits of the company and the company is entitled to the offshore claims.  During the year ended 31 March 2006, the company received enquiries from the Hong Kong Inland Revenue Department regarding these deductions and offshore claims.  As at the date of approval of these financial statements, the outcome of the enquiries is uncertain.  In the opinion of the directors, no provision for additional taxes is required.  The total contingent tax exposures to the group and company in respect of the deductions and offshore claims are estimated to be approximately HK$5.6 million and HK$27 million, respectively.

The group is required to make contribution of social security insurance according to the relevant laws and regulations for their employees/workers in Mainland China.  However the group had not been requested by the relevant authorities to make such contributions fully in the past.  The group has made a provision for the underpaid contributions for the recent years based on the directors' estimation and the aggregate provision at the reporting date is HK$5.5 million.  The directors consider that the likelihood of the group to incur further loss in relation to this matter is remote.  The group is not currently aware of any investigations or other circumstances that would indicate that the group will be required to pay up any of the social insurance underpayment.

Except as disclosed above, the group and company have no contingent liabilities at 31 March 2010.

Eyston Company Limited	JV-35

30.	DIRECTORS' REMUNERATION
Remuneration of the directors of the company disclosed pursuant to section 161 of the Hong Kong Companies Ordinance is as follows :

	Group			Company
	2010	2009	2008	2010	2009	2008
	HK$	HK$	HK$	HK$	HK$	HK$

Fees	-	-	-	-	-	-
Other emoluments	-	-	-	-	-	-

31.        RELATED PARTY TRANSACTIONS
In addition to the transactions and balances disclosed elsewhere in the financial statements, during the year, the group had the following transactions with related parties :

		Group
		2010	2009	2008
	Note	HK$	HK$	HK$

Transactions with a related company	(i)
Rental expense		2,871,913	2,864,308	1,581,655
Management fee expense		4,434,600	4,434,600	4,434,600
Management bonus expense		2,310,624	3,381,063	2,329,153
Purchase of motor vehicles		-	-	788,051

Transactions with a shareholder
Sales		114,130,610	177,267,419	152,324,873
Purchases		6,489,631	10,733,357	4,508,889
Sales commission expense		4,339,384	6,901,737	4,791,769
Interest income		-	-	103,997

Note:
(i)	The group entered into those transactions with Taisun Magnetics Limited, in which Mr. Lam Wai Shuen, Shiman and Dr. Lam Wai Wing, Malcolm, directors of the company, had interests.

32.	MAJOR NON-CASH TRANSACTION
During the year ended 31 March 2010, HK$8,121,992 (2009: HK$5,831,637 and 2008: HK$2,524,985) of the dividends for the year was settled through the current account with a shareholder. In addition, reversal of dividend payable of HK$11,700,000 was made against retained earnings.

During the year ended 31 March 2008, HK$3,830,555 was settled by the transfer of the available-for-sales financial assets at fair value.

33.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES
The group is exposed to financial risks through its use of financial instruments in its ordinary course of operations and in its investment activities. The financial risks include market risk (including currency risk, interest risk and other price risk), credit risk and liquidity risk.

Eyston Company Limited	JV-36

33.        FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)
Financial risk management is co-ordinated at the group's headquarters, in close co-operation with the Board of Directors. The overall objectives in managing financial risks focus on securing the group's short to medium term cash flows by minimising its exposure to financial markets. Long term financial investments are managed to generate lasting returns with acceptable risk levels.

It is not the group's policy to actively engage in the trading of financial instruments for speculative purposes. The management manages and monitors these exposures to ensure appropriate measures are implemented on a timely and effective manner.

Interest rate risk
Interest rate risk related to the risk that the fair value or cash flow of a financial instrument will fluctuate because of changes in market interest rates.  The group's exposure to interest rate risk mainly arises on cash and cash equivalents. The interest rates of cash and cash equivalent of the group are disclosed in note 19. The group has not used any derivative contracts to hedge its exposure to interest rate risk or formulated a policy to manage the interest rate risk. However, the directors monitor interest rate change exposure and will consider hedging significant interest rate exchange exposure should the need arises.

The policies to manage interest rate risk have been followed by the group since prior year are considered to be effective.

Interest rate sensitivity
At 31 March 2010, the group was exposed to changes in market interest rates through cash and cash equivalent, which are subject to variable interest rates. The following table illustrates the sensitivity of the profit after tax for the year and retained earnings to a change in interest rates of +1% and -1% (2009: +1% and -1%), with effect from the beginning of the year.  The calculations are based on the group's and the company's bank balance held at each reporting date. All other variables are held constant.

	Group		Company
	2010	2009	2010	2009
	HK$	HK$	HK$	HK$

If interest rates were 1% (2009: 1%) higher
Net profit for the year	718,870	644,473	490,067	481,413

If interest rates were 1% (2009: 1%) lower
Net profit for the year	(718,870)	(644,473)	(490,067)	(481,413)

Price risk
Price risk related to the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices (other than changes in interest rates and foreign exchange rates). The group is exposed to change in market prices in respect of its investment in listed securities which are classified as available-for-sale financial assets.

To manage its market price risk arising from these investments, the group diversifies its portfolio.  Diversification of the portfolio is done in accordance with the limits set by the Board of Directors.

Eyston Company Limited	JV-37

33.        FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)
Price risk (Continued)
The policies to manage other price risk have been followed by the group since prior years and are considered to be effective.

At 31 March 2010, if securities prices had increased/decreased by 1% and all other variables were held constant, fair value reserve would increase/decrease by approximately HK$361,813 (2009: fair value reserve would increase/decrease by approximately HK$216,679).  This is mainly due to the changes in available-for-sale financial assets.  This sensitivity analysis has been determined assuming that the price change had occurred at the reporting date and had been applied to the group's investment on that date.

The assumed volatilities of listed securities represent management's assessment of a reasonably possible change in these security prices over the next twelve month period.

Foreign currency risk
Currency risk refers to the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates.  The group mainly operates in the Asia Pacific Region and is exposed to foreign exchange risk arising from various currency exposures, primarily with respect to the US dollar, RMB, Australian dollar (AUD), Pound sterling (GBP) and Euro (EUR).  The HK dollar is pegged to the US dollar at an exchange rate of approximately 7.8, the foreign exchange exposure between US dollar and HK dollar is therefore minimal.  The group's exposure to RMB is minimal as majority of the subsidiaries of the group operates in the PRC with most of the transactions denominated and settled in Renminbi.  The group also holds foreign currency time deposits which are exposed to foreign currency risk.  To mitigate the group's exposure to foreign currency risk, the group manages its foreign exchange risk by actively monitoring its foreign currency translations.

The policies to manage foreign currency risk have been followed by the group since prior years and are considered to be effective.

(a)	Exposure to currency risk
The following table details the group's and the company's exposure at the reporting date to currency risk arising from recognised assets or liabilities denominated in a currency other than the group's functional currency.

	2010	2009
	HK$	HK$
Group and Company
Net financial assets
AUD	8,108,188	5,705,970
GBP	6,408,219	5,950,118
EUR	404,104	47,573

Eyston Company Limited	JV-38

33.        FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)
Foreign currency risk (Continued)
(b)	Sensitivity analysis
The sensitivity analysis has been determined assuming that the reasonably possible change in foreign exchange rates had occurred at the reporting date and had been applied to the group's exposure to currency risk for financial instruments in existence at that date, and that all other variables, in particular interest rates, remain constant.  The stated changes represent management's assessment of reasonably possible changes in foreign exchange rates over the period until the next annual reporting date.  A 1% strengthening/(weakening) of HK$ against AUD, GBP and EUR at the reporting date would increase/(decrease) the group's and the company's profit after tax and retained profits by the amount shown below.  Other components of equity would not be affected by changes in the foreign exchange rates.

	2010		2009
	Changes in foreign exchange rates	Effect on profit after tax and retained profits	Changes in foreign exchange rates	Effect on profit after tax and retained profits
		HK$		HK$
Group and Company
AUD	+1%/-1%	79,369/(79,369)	+1%/-1%	54,129/(54,129)
GBP	+1%/-1%	62,854/(62,854)	+1%/-1%	58,821/(58,821)
EUR	+1%/-1%	4,002/(4,002)	+1%/-1%	538/(538)

Credit risks
Credit risk arises from the possibility that the counterparty to a transaction is unwilling or unable to fulfill its obligation with the results that the group thereby suffers financial loss. The group's exposure to credit risk mainly arises from granting credit to customers in the ordinary course of its operations and from its investing activities. The carrying amounts of trade and other receivables, amounts due from related parties, available-for-sale financial assets and cash and cash equivalents included in the consolidated statement of financial position represent the group's maximum exposure to credit risk in relation to financial assets. No other financial assets carry a significant exposure to credit risk. The group monitors the trade and other receivables on an ongoing basis and only trades with creditworthy third parties.  In addition, all the group's cash and cash equivalents are deposited with major banks located in Hong Kong and the PRC. The group adopts conservative investment strategies. For investments in debt securities, only issuers with credit rating of A- or above from Standard & Poor's would be considered. Trading accounts are only opened with reputable security brokers. No margin trading is allowed. Accordingly, the group has no significant concentrations of credit risk.

The credit and investment policies have been followed by the group since prior years and are considered to have been effective in limiting the group's exposure to credit risk to a desirable level.

See note 14 and 17 to these financial statements for further details of the group's exposures to credit risk on available-for-sale financial assets and trade and other receivables respectively.

Eyston Company Limited	JV-39

33.       FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)
Fair values
The carrying amounts of the following financial assets and financial liabilities approximate their fair value as all of them are in short-term nature: cash and cash equivalents, trade and other receivables, trade and other payables, amounts due from/to related parties, collateralised bank advances and financing obligations.

The group adopted the amendments the HKFRS 7 Improving Disclosures about Financial Instruments effective from 1 April 2009. These amendments introduce a three-level hierarchy for fair value measurement disclosures and additional disclosures about the relative reliability of fair value measurements. The group has taken advantage of the transitional provisions in the amendments to HKFRS 7 and accordingly, no comparatives for the hierarchy for the fair value measurement disclosures have been presented.

The following table presents financial assets and liabilities measured at fair value in the statements of financial position in accordance with the fair value hierarchy. The hierarchy groups financial assets and liabilities into three levels based on the relative reliability of significant inputs used in measuring the fair value of these financial assets and liabilities. The fair value hierarchy has the following levels:

- Level 1:	quoted prices (unadjusted) in active markets for identical assets and liabilities;
- Level 2:	inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and
- Level 3:	inputs for the assets or liability that are not based on observable market data (unobservable inputs).

The level in the fair value hierarchy within which the financial asset or liability is categorised in its entirety is based on the lowest level of input that is significant to the fair value measurement.

The financial assets and liabilities measured at fair value in the statements of financial position are grouped into the fair value hierarchy as follows:

	Group and Company
	Level 1	Level 2	Level 3	Total
	HK$	HK$	HK$	HK$
Assets
Available-for-sale financial assets	36,181,312	-	-	36,181,312
Total fair value	36,181,312	-	-	36,181,312

There have been no significant transfers between levels 1 and 2 in the reporting period.

The methods used for the purpose of measuring fair value are unchanged compared to the previous reporting periods.  The available-for-sale financial assets are denominated in US dollar, AUD and GBP. Fair values have been determined by reference to their quoted bid prices at the reporting date and have been translated using the spot foreign currency rates at the end of the reporting period where appropriate.

Eyston Company Limited	JV-40

33.        FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)
Liquidity risks
Liquidity risk relates to the risk that the group will not be able to meet its obligations associated with its financial liabilities that are settled by delivering cash or another financial asset. The group is exposed to liquidity risk in respect of settlement of trade and other payables, amounts due to related parties, collateralised bank advances and its financing obligations, and also in respect of its cash flow management. The group's objective is to maintain an appropriate level of liquid assets and committed lines of funding to meet its liquidity requirements in the short and longer term.

As at 31 March 2010, the group had net current assets of HK$91,273,492 (2009: HK$71,110,746) and net assets of HK$198,856,995 (2009: HK$171,516,152).  The management considered the liquidity risk to be minimal.

The group manages its liquidity needs by carefully monitoring expected payments for potential investments as well as cash-outflows due in day-to-day business.  Liquidity needs are monitored on a day-to-day basis.  Long-term liquidity needs for a 360-day lookout period are identified on a monthly basis.

The group maintains mainly cash to meet its liquidity requirements for up to 30-day periods, funding for long-term liquidity needs will be considered when there is any potential investment identified.

The liquidity policies have been followed by the group since prior years and are considered to have been effective in managing liquidity risks.

The following table details the remaining contractual maturities at the reporting dates of the group's and the company's non-derivative financial liabilities, which are based on contractual undiscounted cash flows (including interest payment computed using contractual rate or, if floating, based on rates current at the reporting date) and the earliest date the group and the company can be required to pay :

Group

	Carrying amount	Total contractual undiscounted cash flow	On demand or within 1 year	More than 1 year but less than 2 years	More than 2 years but less than 5 years
	HK$	HK$	HK$	HK$	HK$

At 31 March 2010
Trade and other payables	22,876,644	22,876,644	22,876,644	-	-
Obligations under finance lease	31,700	31,700	21,000	10,700	-
Amount due to a related company	2,761,291	2,761,291	2,761,291	-	-
Loans from shareholders	2,868,954	2,868,954	2,868,954	-	-
Collateralised bank advances	1,354,556	1,354,556	1,354,556	-	-
	29,893,145	29,893,145	29,882,445	10,700	-

Eyston Company Limited	JV-41

33.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)
Liquidity risks (Continued)
Group

	Carrying amount	Total contractual undiscounted cash flow	On demand or within 1 year	More than 1 year but less than 2 years	More than 2 years but less than 5 years
	HK$	HK$	HK$	HK$	HK$

At 31 March 2009
Trade and other payables	17,231,889	17,231,889	17,231,889	-	-
Obligations under finance lease	52,700	52,700	21,000	21,000	10,700
Amount due to a related company	3,381,063	3,381,063	3,381,063	-	-
Dividend payable	11,700,000	11,700,000	11,700,000	-	-
Loans from shareholders	2,868,954	2,868,954	2,868,954	-	-
Collateralised bank advances	341,250	341,250	341,250	-	-
	35,575,856	35,575,856	35,544,156	21,000	10,700

Company

	Carrying amount	Total contractual undiscounted cash flow	On demand or within 1 year	More than 1 year but less than 2 years	More than 2 years but less than 5 years
	HK$	HK$	HK$	HK$	HK$

At 31 March 2010
Trade and other payables	12,622,218	12,622,218	12,622,218	-	-
Obligations under finance lease	31,700	31,700	21,000	10,700	-
Amount due to a subsidiary	1,507,198	1,507,198	1,507,198	-	-
Amount due to a related company	2,761,291	2,761,291	2,761,291	-	-
Loans from shareholders	2,868,954	2,868,954	2,868,954	-	-
	19,791,361	19,791,361	19,780,661	10,700	-

At 31 March 2009
Trade and other payables	12,437,284	12,437,284	12,437,284	-	-
Obligations under finance lease	52,700	52,700	21,000	21,000	10,700
Amount due to a related company	3,381,063	3,381,063	3,381,063	-	-
Dividend payable	11,700,000	11,700,000	11,700,000	-	-
Loans from shareholders	2,868,954	2,868,954	2,868,954	-	-
	30,440,001	30,440,001	30,408,301	21,000	10,700

Eyston Company Limited	JV-42

33.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)
Summary of financial assets and liabilities by category
The carrying amounts presented in the statements of financial position relate to the following categories of financial assets and financial liabilities:

	Group		Company
	2010	2009	2010	2009
	HK$	HK$	HK$	HK$
Financial assets
Pledged bank balances	569,775	567,050	569,775	567,050
Available-for-sale financial assets	36,181,312	21,667,859	36,181,312	21,667,859
Loans and receivables:
Trade and other receivables	6,459,693	3,345,818	880,773	116,200
Amount due from a shareholder	11,122,337	13,940,881	-	-
Amounts due from subsidiaries	-	-	25,759,355	28,278,839
Cash and cash equivalents	71,317,289	63,880,318	48,436,945	47,574,236
	125,650,406	103,401,926	111,828,160	98,204,184

Financial liabilities
Financial liabilities measured at amortised cost:
Trade and other payables	22,876,644	17,231,889	12,622,218	12,437,284
Obligations under finance lease	31,700	52,700	31,700	52,700
Amount due to a related company	2,761,291	3,381,063	2,761,291	3,381,063
Amount due to a subsidiary	-	-	1,507,198	-
Dividend payable	-	11,700,000	-	11,700,000
Loans from shareholders	2,868,954	2,868,954	2,868,954	2,868,954
Collateralised bank advances	1,354,556	341,250	-	-
	29,893,145	35,575,856	19,791,361	30,440,001

34.	CAPITAL MANAGEMENT POLICIES AND PROCEDURES
The group's objectives when managing capital are:

(a)	To safeguard the group's ability to continue as a going concern, so that it continues to provide returns and benefits for its stakeholders;

(b)	To support the group's stability and growth; and

(c)	To provide capital for the purpose of strengthening the group's risk management capability.

The group actively and regularly reviews and manages its capital structure to ensure optimal capital structure and shareholder returns, taking into consideration the future capital requirements of the group and capital efficiency, prevailing and projected profitability, projected operating cash flows, projected capital expenditures and projected strategic investment opportunities.  To maintain or adjust the capital structure, the group may adjust the dividend payables to shareholders, issue new shares or raise and repay debts. The group's capital management objectives, policies or processes were unchanged during the year ended 31 March 2010 and 31 March 2009.  Management regards total equity of HK$198,856,995 (2009: HK$171,516,152) as capital, for capital management purpose.