Form 10-Q
period 2010-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2010-08-13
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2010

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

At August 12, 2010, the number of shares outstanding of the registrant’s common stock was 2,387,887.

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets at June 30, 2010 and March 31, 2010	3

	Consolidated Statements of Earnings for the Three Months Ended June 30, 2010 and 2009	4

	Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2010 and 2009	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4.	Controls and Procedures	11

Part II - Other Information

Item 1.	Legal Proceedings	12

Item 6.	Exhibits	12

	Signatures	13

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	June 30, 2010	March 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,941,799	$2,253,631
Assets held for investment	4,043,413	4,001,890
Accounts receivable:
Trade less allowance for doubtful accounts of $87,851 at June 30, 2010 and March 31, 2010	552,281	266,526
Other receivables	69,215	70,523
Receivable from Hong Kong Joint Venture	468,646	212,622
Amount due from factor	1,195,552	3,824,553
Inventories, net of allowance for obsolete inventory of $100,000 at June 30, 2010 and March 31, 2010	3,144,882	3,439,906
Prepaid expenses	329,688	351,192

TOTAL CURRENT ASSETS	12,745,476	14,420,843

DEFERRED TAX ASSET	1,959,581	1,877,156
INVESTMENT IN HONG KONG JOINT VENTURE	12,588,837	12,153,456
PROPERTY AND EQUIPMENT – NET	188,007	199,163
OTHER ASSETS	20,136	20,136
TOTAL ASSETS	$27,502,037	$28,670,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$575,829	$689,762
Hong Kong Joint Venture accounts payable	265,136	1,472,993
Accrued liabilities:
Payroll and employee benefits	106,143	232,034
Commissions and other	31,920	47,001

TOTAL CURRENT LIABILITIES	979,028	2,441,790

Long-term obligation	46,459	46,459

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding, 2,387,887 shares at June 30, 2010 and March 31, 2010	23,879	23,879
Additional paid-in capital	13,135,198	13,135,198
Retained earnings	13,305,295	13,023,428
Other comprehensive income	12,178	-

TOTAL SHAREHOLDERS’ EQUITY	26,476,550	26,182,505
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,502,037	$28,670,754

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,
	2010	2009

Net sales	$3,681,421	$5,914,905
Cost of goods sold – acquired from Joint Venture	2,365,287	4,344,489
Cost of goods sold – other	204,892	400,582

GROSS PROFIT	1,111,242	1,169,834

Research and development expense	167,103	119,151
Selling, general and administrative expense	1,207,882	1,203,078

Operating loss	(263,743)	(152,395)

Other income (expense):
Interest income	34,868	4,151
Interest expense	(7,064)	(5,642)

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(235,939)	(153,886)

Equity in earnings of Joint Venture	435,381	721,107

Income from operations before income taxes	199,442	567,221
Income tax benefit	(82,425)	(44,244)

NET INCOME	$281,867	$611,465

Net income per share:
Basic	$0.12	$0.25
Diluted	$0.12	$0.25

Shares used in computing net income per share:
Basic	2,387,887	2,417,338
Diluted	2,395,328	2,422,379

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$281,867	$611,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,756	14,147
Earnings of the Joint Venture	(435,381)	(721,107)
Stock-based compensation	-	5,703
Changes in operating assets and liabilities:
Decrease in accounts receivable and amounts due from factor	2,088,530	371,918
Decrease in inventories and prepaid expenses	316,528	1,593,220
Decrease in accounts payable and accrued expenses	(1,462,762)	(1,078,615)
Increase in deferred taxes and other assets	(82,425)	(48,241)

NET CASH PROVIDED BY OPERATING ACTIVITIES	720,113	748,490

INVESTING ACTIVITIES:
Purchase of assets held for investment	(29,345)	-
Purchase of property and equipment	(2,600)	(2,929)

NET CASH USED IN INVESTING ACTIVITIES	(31,945)	(2,929)

FINANCING ACTIVITIES:
Purchase and retirement of common stock	-	(95,481)
Other long-term obligations	-	710

NET CASH USED IN FINANCING ACTIVITIES	-	(94,771)

INCREASE IN CASH	688,168	650,790

Cash at beginning of period	2,253,631	284,030

CASH AT END OF PERIOD	$2,941,799	$934,820

Supplemental information:
Interest paid	$7,064	$5,642
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Statement of Management

The consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its majority owned subsidiaries.  Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  The interim consolidated financial statements should be read in conjunction with the Company’s March 31, 2010 audited financial statements filed with the Securities and Exchange Commission on Form 10-K.  The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Joint Venture”), that has manufacturing facilities in the People’s Republic of China, for the manufacturing of security products.  The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the three months ended June 30, 2010 and 2009:

	2010	2009
Net sales	$6,795,331	$5,867,623
Gross profit	1,943,791	1,568,646
Net income	830,380	938,812
Total current assets	17,456,253	14,640,539
Total assets	31,119,018	28,932,600
Total current liabilities	4,812,591	6,051,978

During the three months ended June 30, 2010 and 2009, respectively, the Company purchased $2,229,545 and $3,064,419 of products from the Joint Venture.  For the three month period ended June 30, 2010 and 2009, the Company has increased its earnings of the Joint Venture to reflect a decrease of $20,191 and $246,180, respectively, for inter-Company profit in inventory

Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.  The Company follows the financial pronouncement that gives guidance related to the financial statement of recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.  Interest and penalties related to income tax matters are recorded as income tax expenses,

Assets Held for Investment

Assets held for investment are accounted for as investments available for sale and recorded at their fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity in accumulated other comprehensive income.  Gains and losses on our investments available for sale are recognized in results of operations as investment income when realized.

Assets held for investment consist of investments in seven different bond and/or exchange traded funds.  All of the Company’s investments are measured and recoded at fair value using quoted prices in active markets for identical assets or liabilities (Level 1).

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three month periods ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,
	2010	2009
Weighted average number of common shares outstanding for basic EPS	2,387,887	2,417,338
Shares issued upon the assumed exercise of outstanding stock options	7,441	5,041
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,395,328	2,422,379

Outstanding options to purchase 28,427 shares of common stock as of June 30, 2010 are not included in the above calculations as the effect would be anti-dilutive.

Contingencies

From time to time, the Company is involved in various lawsuits and legal matters.  It is the opinion of management, based on the advice of legal counsel, that the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial statements.

Subsequent Events

The Company evaluated its June 30, 2010 financial statements for subsequent events through the date financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updated (ASU’s) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASU’s.  Recently issued ASU’s were evaluated and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture.  Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method.  Accordingly, the following discussion and analysis of the three month periods ended June 30, 2010 and 2009 relate to the operational results of the Company.  A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

recent accounting pronouncements not yet adopted

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updated (ASU’s) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASU’s.  Recently issued ASU’s were evaluated and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2010 and 2009

Sales.  Net sales for the three months ended June 30, 2010 were $3,681,421 compared to $5,914,905 for the comparable three months in the prior fiscal year, a decrease of $2,233,484 (37.8%).  The primary reason for the reduction in net sales in the 2010 period was the previously announced non-renewal by a national retailer of our product line beginning April 1, 2010.

Gross Profit Margin.  Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  Our gross profit margin was 30.2% and 19.8% of sales for the quarters ended June 30, 2010 and 2009, respectively.  Inasmuch as the gross profit margins on our sales to the non-renewed national retailer were lower than our other sales, our overall sales during the 2010 period were at higher gross profit margins.

Expenses.  Research and development, and selling, general and administrative expenses increased by $52,756 from the comparable three months in the prior year.  As a percentage of net sales, these expenses increased to 37.3% for the three month period ended June 30, 2010, from 22.4% for the corresponding 2009 period.  The increase in these expenses as a percentage of sales is primarily due to costs that did not vary despite a reduction in net sales.

Interest Expense and Income.  Our interest income, net of interest expense, was $27,804 for the quarter ended June 30, 2010, compared to net interest expense of $1,491 for the quarter ended June 30, 2009.  The increase in interest income is due to higher earnings in the 2010 period on assets held for investment and lower balances on amounts borrowed from our factor in the 2010 period.

Income Taxes.  During the quarter ended June 30, 2010, the Company had a net income tax benefit of $82,425, primarily due to an increase in deferred taxes resulting from the generation of net operating loss carryforwards related to domestic earnings.  For the corresponding 2009 period, the Company had a net income tax benefit of $44,244.  The higher effective rate in the current period was a result of lower permanent difference related to unrealized equity method earnings of the Joint Venture in excess of realized equity method of earnings of the Joint Venture, partially offset by a reduction in income before equity in earnings of the Joint Venture.

Net Income.  We reported net income of $281,867 for the quarter ended June 30, 2010, compared to net income of $611,465 for the corresponding quarter of the prior fiscal year, a $329,598 (53.9%) decrease.  The decrease in net income is primarily a result of losses from domestic operations, offset by earnings from the Hong Kong Joint Venture.

Financial Condition and Liquidity

We have a Factoring Agreement with CIT Group, Inc. (CIT) which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases.  The maximum amount available under the Factoring Agreement is $7,500,000. Based on specified percentages of our accounts receivable and inventory, as of June 30, 2010 we had $2,973,516 available to borrow, but had no borrowings under the Factoring Agreement.  The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender.  At June 30, 2010, the prime rate was 3.25%.  Borrowings, if any, are collateralized by all of our accounts receivable and inventory.

Our factored accounts receivable as of the end of our last fiscal year are $3,824,553, and were $1,195,552 as of June 30, 2010.  Our prepaid expenses as of the end of our last fiscal year were $351,192, and were $329,688 as of June 30, 2010.

Operating activities provided cash of $720,113 for the three months ended June 30, 2010.  This was primarily due to a decrease in inventories and prepaid expenses of $316,528, a decrease in accounts receivable and due from factor of $2,088,530 and offset by earnings of the Joint Venture of $435,381, decreases in accounts payable and accrued expenses of $1,462,762 and increases in deferred taxes and other assets of $82,425.  For the same period last year, operating activities provided cash of $748,490, primarily as a result of unremitted earnings of the Hong Kong Joint Venture and increases in inventory and prepaid expenses offset by a decrease in accounts payable and accrued expenses.

Investing activities used cash of $31,945 during the three months ended June 30, 2010 primarily for the purchase of investments.  For the three months ended June 30, 2009, investing activities used $2,929, primarily for the purchase of assets.

Financing activities had no cash activity during the three months ended June 30, 2010.  In the three months ended June 30, 2009, financing activities used $94,771, primarily from the purchase and retirement of common stock.

We believe that funds available under the Factoring Agreement, distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital.

Joint Venture

Net Sales.  Net sales of the Joint Venture for the three months ended June 30, 2010 were $6,795,331 compared to $5,867,623 for the comparable period in the prior fiscal year.  The increase in net sales by the Joint Venture for the three month period was due to higher sales to unaffiliated customers.  The Joint Venture’s sales to the Company decreased, primarily due to a reduction in inventories of products purchased by the Company for sale to the Company’s national retail customers.

Gross Margins.  Gross margins of the Joint Venture for the three month period ended June 30, 2010 increased to 28.6% from 26.7% for the 2009 corresponding period.  Since gross margins depend on sales volume of various products, with varying margins, increased sales of higher margin products and decreased sales of lower margin products affect the overall gross margins.

Expenses.  Selling, general and administrative expenses were $1,067,291 for the three month period ended June 30, 2010, compared to $878,201 in the comparable prior year period.  As a percentage of sales, expenses were 15.7% and 15.0% for the three month periods ended June 30, 2010 and 2009.  The changes in selling, general and administrative expense as a percent of sales are primarily due to the timing of the recognition of foreign currency gains and losses on foreign currency bonds.

Interest Income and Expense.  Interest expense, net of interest income, was $1,571 for the three month period ended June 30, 2010, compared to net interest expense of $2,093 for the comparable prior year period.  The reduction in net interest expense resulted from a decrease in the Joint Venture’s borrowings.

Net Income.  Net income for the three months ended June 30, 2010 was $830,380 compared to $938,812 in the comparable period last year.  The decrease in net income for the three month period was due primarily to a foreign currency gain recorded in the prior year’s comparable period.

Liquidity.  Cash needs of the Joint Venture are currently met by funds generated from operations.  During the three months ended June 30, 2010, working capital increased by $887,636 from $11,756,026 on March 31, 2010 to $12,643,662 on June 30, 2010.

Critical Accounting Policies

Management’s discussion and analysis of our consolidated financial statements and results of operations are based on our Consolidated Financial Statements included as part of this document. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates, including those related to bad debts, inventories, income taxes, and contingencies and litigation. We base these estimates on historical experiences, future projections and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of its consolidated financial statements.  For a detailed discussion on the application on these and other accounting policies, see Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended March 31, 2010.  Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates.  These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate.  Our critical accounting policies include:

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

Income Taxes:  The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.  The Company follows the financial pronouncement that gives guidance related to the financial statement of recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.  Interest and penalties related to income tax matters are recorded as income tax expenses,

Assets Held for Investment.  Assets held for investment consist of investments in seven different bond and/or exchange traded funds.  These funds invest in, under normal circumstances, a portfolio of fixed income securities, including non-mortgage securities issued or guaranteed by the U,.S. Government, its agencies, instrumentalities or sponsored enterprises (“U.S. Government Securities”), corporate notes and commercial paper and fixed and floating rate asset-backed securities.  One fund invests in foreign bonds and represents approximately 10 percent of the assets held for investment.

All of the funds are subject to various risks including, but not limited to interest rate risk, credit risk, high yield risk, market risk, liquidity risk, foreign (non-U.S.) investment risk, currency risk, leveraging risk and management risk.

Assets held for investment are accounted for as investments available for sale and are recorded at their fair value, with unrealized gains and losses reported as a separate component of stockholders' equity in accumulated other comprehensive income. Gains and losses on our investments available for sale are recognized in results of operations as investment income when realized.

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

From time to time, we are subject to lawsuits and other claims, related to patents and other matters.  Management is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses.  A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. It is the opinion of management, based on advice of legal counsel, that the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial statements.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated August 12, 2010*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: August 12, 2010	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer