Form 10-Q
period 2010-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2010-11-12
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2010

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

At November 10, 2010, the number of shares outstanding of the registrant’s common stock was 2,387,887.

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets at September 30, 2010
	and March 31, 2010	3

	Consolidated Statements of Earnings for the Three
	Months Ended September 30, 2010 and 2009	4

	Consolidated Statements of Earnings for the Six
	Months Ended September 30, 2010 and 2009	5

	Consolidated Statements of Cash Flows for the Six
	Months Ended September 30, 2010 and 2009	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 4.	Controls and Procedures	13

Part II - Other Information

Item 1.	Legal Proceedings	14

Item 6.	Exhibits	14

	Signatures	15

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	September 30, 2010	March 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,342,070	$2,253,631
Assets held for investment	6,154,124	4,001,890
Accounts receivable:
Trade less allowance for doubtful accounts of approximately $90,000 at September 30, 2010 and March 31, 2010	189,111	266,526
Other receivables	69,049	70,523
Receivable from Hong Kong Joint Venture	431,870	212,622
Amount due from factor	1,479,361	3,824,553
Inventories, net of allowance for obsolete inventory of $100,000 at
September 30, 2010 and March 31, 2010	3,064,018	3,439,906
Prepaid expenses	379,077	351,192

TOTAL CURRENT ASSETS	13,108,680	14,420,843

DEFERRED TAX ASSET	1,886,111	1,877,156
INVESTMENT IN HONG KONG JOINT VENTURE	12,731,632	12,153,456
PROPERTY AND EQUIPMENT – NET	174,256	199,163
OTHER ASSETS	20,136	20,136
TOTAL ASSETS	$27,920,815	$28,670,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$703,705	$689,762
Hong Kong Joint Venture accounts payable	205,621	1,472,993
Accrued liabilities:
Payroll and employee benefits	151,932	232,034
Commissions and other	36,598	47,001

TOTAL CURRENT LIABILITIES	1,097,856	2,441,790

Long-term obligation	46,458	46,459

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding, 2,387,887 shares at September 30,
2010 and March 31, 2010	23,879	23,879

Additional paid-in capital	13,135,198	13,135,198
Retained earnings	13,573,671	13,023,428
Other comprehensive income	43,753	-

TOTAL SHAREHOLDERS’ EQUITY	26,776,501	26,182,505
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,920,815	$28,670,754

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,
	2010	2009

Net sales	$3,714,378	$7,900,805
Cost of goods sold – acquired from Joint Venture	1,728,796	6,052,407
Cost of goods sold – other	921,438	200,726

GROSS PROFIT	1,064,144	1,647,672

Research and development expense	154,430	221,547
Selling, general and administrative expense	1,078,881	1,335,307

Operating (loss) income	(169,167)	90,818

Other income (expense):
Interest income	80,119	5,274
Interest expense	(2,050)	(36,104)

(LOSS) INCOME BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(91,098)	59,988

Equity in earnings of Joint Venture	416,623	889,584

Income from operations before income taxes	325,525	949,572
Provision for income tax expense	57,149	24,702

NET INCOME	$268,376	$924,870

Income per share:
Basic	0.11	0.39
Diluted	0.11	0.39
Shares used in computing net income per share:
Basic	2,387,887	2,387,887
Diluted	2,394,750	2,394,014

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Six Months Ended September 30,
	2010	2009

Net sales	$7,395,799	$13,815,710
Cost of goods sold - acquired from Joint Venture	4,094,083	10,396,896
Cost of goods – other	1,126,330	601,308

GROSS PROFIT	2,175,386	2,817,506

Research and development expense	321,533	340,698
Selling, general and administrative expense	2,286,763	2,538,385

Operating loss	(432,910)	(61,577)

Other income (expense):
Interest income	114,987	9,425
Interest expense	(9,114)	(41,746)

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(327,037)	(93,898)

Equity in earnings of Joint Venture	852,004	1,610,691

Income from operations before income taxes	524,967	1,516,793
Provision for income tax (benefit) expense	(25,276)	(19,542)

NET INCOME	$550,243	$1,536,335

Income per share:
Basic	0.23	0.64
Diluted	0.23	0.64
Shares used in computing net income per share:
Basic	2,387,887	2,390,100
Diluted	2,395,043	2,395,724

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$550,243	$1,536,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,907	23,832
Earnings of the Joint Venture	(852,004)	(1,610,691)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and amounts due from factor	2,204,833	(269,096)
Decrease in inventories and prepaid expenses	348,002	2,876,640
(Decrease) in accounts payable and accrued expenses	(1,343,934)	(507,894)
(Increase) in deferred taxes and other assets	(8,955)	(22,830)

NET CASH PROVIDED BY OPERATING ACTIVITIES	923,092	2,026,296

INVESTING ACTIVITIES:
Purchase of assets held for investment	(2,108,481)	-
Dividends received from Joint Venture	273,828	342,740

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,834,653)	342,740

FINANCING ACTIVITIES:
Purchase and retirement of common stock	-	(85,661)
Borrowing from factor	-	3,416,135

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,330,474

(DECREASE) INCREASE IN CASH	(911,561)	5,699,510

Cash at beginning of period	2,253,631	284,030

CASH AT END OF PERIOD	$1,342,070	$5,983,540

Supplemental information:
Interest paid	$9,114	$41,746

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

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Joint Venture”), that has manufacturing facilities in the People’s Republic of China, for the manufacturing of security products.  The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the six months ended September 30, 2010 and 2009:

	2010	2009
Net sales	$12,468,764	$14,059,608
Gross profit	3,583,948	4,363,249
Net income	1,648,828	2,416,124
Total current assets	12,893,889	15,923,351
Total assets	32,196,541	30,149,259
Total current liabilities	5,103,172	6,168,310

During the six months ended September 30, 2010 and 2009, respectively, the Company purchased $4,008,328 and $7,577,193 of products from the Joint Venture.  For the six month period ended September 30, 2010 and 2009, the Company has adjusted its earnings of the Joint Venture to reflect a decrease of $27,590 and an addition of $402,629, respectively, for changes to inter-Company profit in inventory

Income Taxes

We calculate our interim tax provision in accordance with the guidance for accounting for income taxes in interim periods.  At the end of each interim period, we estimate the annual effective tax rate and apply that tax rate to our ordinary quarterly pre-tax income.  The tax expense or benefit related to significant, unusual or extraordinary discrete events during the interim period is recognized in the interim period in which those events occurred.  In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.  The Company follows the financial pronouncement that gives guidance related to the recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.  Interest and penalties related to income tax matters are recorded as income tax expenses.

Assets Held for Investment

Assets held for investment consist of investments in ten different bond and/or exchange traded funds.  These funds have no fixed maturity date and may be traded daily.  All of the Company’s investments are measured and recorded at fair value using quoted prices in active markets for identical assets or liabilities (Level 1).

Assets held for investment are accounted for as investments available for sale and recorded at their fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity in accumulated other comprehensive income.  Gains and losses on our investments available for sale are recognized in results of operations as investment income when realized.

Assets held for investment consist of the following as of September 30, 2010:

		Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value

Mutual funds - corporate bonds	$4,267,793	$43,753	$-	$4,311,546
Exchange traded bond funds	1,842,578	-	-	1,842,578
Total	$6,110,371	$43,753	$-	$6,154,124

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three and six month periods ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Weighted average number of common shares outstanding for basic EPS	2,387,887	2,387,887	2,387,887	2,390,100
Shares issued upon the assumed exercise of outstanding stock options	6,863	6,127	7,156	5,624
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,394,750	2,394,014	2,395,043	2,395,724

Outstanding options to purchase 28,427 shares of common stock as of September 30, 2010 are not included in the above calculations as the effect would be anti-dilutive.

Contingencies

From time to time, the Company is involved in various lawsuits and legal matters.  It is the opinion of management, based on the advice of legal counsel, that the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial statements.

Subsequent Events

The Company evaluated its September 30, 2010 financial statements for subsequent events through the date financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture.  Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method.  Accordingly, the following discussion and analysis of the three and six month periods ended September 30, 2010 and 2009 relate to the operational results of the Company.  A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

The Company has developed new products based on new smoke and gas detection technologies, with what the Company believes are improved sensing technology and product features.  The Company has applied for patents for these new products.  Before these products can be sold, independent testing agencies evaluate the effectiveness of the products in performing their stated function and issue an approval and testing certificate for each product.  The Company has experienced delays in the certification process, but now believes the testing agencies will begin issuing approvals during the fiscal quarter ending December 31, 2010.

Results of Operations

Three Months Ended September 30, 2010 and 2009

Sales.  Net sales for the three months ended September 30, 2010 were $3,714,378 compared to $7,900,805 for the comparable three months in the prior fiscal year, a decrease of $4,186,427 (53.0%).  The primary reasons for the decrease in net sales volumes were lower sales of our core product lines, including smoke alarms and carbon monoxide alarms, to a major national retailer, as previously announced; and, to a lesser extent, lower sales of these products to the electrical distribution trade due to a decrease in new home construction during the quarter.

Gross Profit Margin.  Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  Our gross profit margin was 28.6% and 20.9% of sales for the quarters ended September 30, 2010 and 2009, respectively.  The increase in gross profit margin was primarily due to reduced sales to a national retailer that had historically provided lower gross profit margins.

Expenses.  Research and development, and selling, general and administrative expenses decreased by $323,544 from the comparable three months in the prior year.  As a percentage of net sales, these expenses increased to 33.2% for the three month period ended September 30, 2010, from 19.7% for the 2009 period.  The increase in costs as a percentage of net sales was primarily due to fixed costs that do not decrease in the same rate as the reduction in sales.

Interest Expense and Income.  Our interest income, net of interest expense, was $78,069 for the quarter ended September 30, 2010, compared to net interest expense of $30,830 for the quarter ended September 30, 2009.  The increase in interest income, net of interest expense, is due to earnings on assets held for investment and reduced borrowings from our factor.

Income Taxes.  During the quarter ended September 30, 2010, the Company incurred net income tax expense of $57,149.  For the corresponding 2009 period, the Company incurred net income tax expense of $24,702.  The provision for income tax expense for the quarter ended September 30, 2010, as compared to the same quarter in the period year, is impacted principally by the amount and timing of the unrealized earnings of and the payment of dividends by the Hong Kong Joint Venture.

Net Income.  We reported net income of $268,376 for the quarter ended September 30, 2010, compared to net income of $924,870 for the corresponding quarter of the prior fiscal year, a $656,494 (71.0%) decrease.  The reason for the decrease in net income is reduced revenues, principally from the loss of a national retail customer and lower joint venture earnings.

Six Months Ended September 30, 2010 and 2009

Sales.  Net sales for the six months ended September 30, 2010 were $7,395,799 compared to $13,815,710 for the comparable six months in the prior fiscal year, a decrease of $6,419,911 (46.5%).  The primary reasons for the decrease in net sales volumes were lower sales of our core product lines, including smoke alarms and carbon monoxide alarms to a major national retailer, as previously announced; and, to a lesser extent, lower sales of these products to the electrical distribution trade due to a decrease in new home construction during the period.

Gross Profit Margin.  The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  The Company’s gross profit margin increased from 20.4% for the period ended September 30, 2009 to 29.4% for the current period ended September 30, 2010.  The increase in gross profit margin was primarily due to reduced sales to a national retailer that had historically provided lower gross profit margins.

Expenses.  Research and development, and selling, general and administrative expenses decreased by $270,787 from the comparable six months in the prior year.  As a percentage of sales, these expenses were 35.3% for the six month period ended September 30, 2010 and 20.8% for the comparable 2009 period.  The primary reason for the decrease in expenses as a percentage of sales is due to fixed expenses that do not decrease at the same rate as the reduction in sales.

Interest Expense and Income.  Our interest income, net of interest expense, was $105,873 for the six months ended September 30, 2010, compared to net interest expense of $32,321 for the six months ended September 30, 2009.  The increase in interest income, net of interest expense, is due to earnings on assets held for investment and reduced borrowing from our factor.

Income Taxes.  During the six months ended September 30, 2010, the Company recorded an income tax benefit of $25,276.  For the corresponding 2009 period, the Company recorded a tax benefit of $19,542.  The provision for income tax benefit for the six months ended September 30 2010, as compared to the same period in the prior year, is impacted principally by the amount and timing of the unrealized earnings of and the payment of dividends by the Hong Kong Joint Venture.

Net Income.  We reported net income of $550,243 for the six months ended September 30, 2010 compared to net income of $1,536,335 for the corresponding period of the prior fiscal year.  The primary reasons for the decrease are reduced revenues, principally from the loss of a national retail customer and lower joint venture earnings.

Financial Condition and Liquidity

The Company has a Factoring Agreement with CIT Group, Inc. (CIT) which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases.  The maximum amount available under the Factoring Agreement is currently $7,500,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, as of September 30, 2010 we had a borrowing availability of  $2,742,466 under the Factoring Agreement and had no borrowings.  The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender.  At September 30, 2010, the prime rate was 3.25%.  Borrowings are collateralized by all of our accounts receivable and inventory.

Our factored accounts receivable as of the end of our last fiscal year was $3,824,553, and was $1,479,361 as of September 30, 2010.  Our prepaid expenses as of the end of our last fiscal year were $351,192, and were $379,077 as of September 30, 2010.

Operating activities provided cash of $923,092 for the six months ended September 30, 2010.  This was primarily due to a decrease in accounts receivable and due from factor of $2,204,853 and a decrease in inventories and prepaid expenses of $348,002, offset by a decrease in accounts payable and accrued expenses of $1,343,934 and earnings of the Joint Venture of $852,004.  For the same period last year, operating activities provided cash of $2,026,296, primarily as a result of decreases in inventory and prepaid expenses offset by a decrease in accounts payable and accrued expenses.

Investing activities used cash of $1,834,653 during the six months ended September 30, 2010, and provided cash of $342,740 at September 30, 2009, primarily as a result of the increase in assets held for investment.  The Company increased its assets held for investment in an effort to obtain a more favorable return.

Financing activities provided no cash during the six months ended September 30, 2010, compared to $3,330,474 at September 30, 2009 that resulted primarily from borrowing from our factor.

We believe that funds available under the Factoring Agreement, distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital.

Joint Venture

Net Sales.  Net sales of the Joint Venture for the three and six months ended September 30, 2010 were $5,673,433 and $12,468,764, respectively, compared to $8,191,985 and $14,059,608, respectively, for the comparable period in the prior fiscal year.  The 30.7% and 11.3% respective decreases in net sales by the Joint Venture for the three and six month periods were due to lower volumes of sales of smoke alarm products to the Company for sale to a national retailer.

Gross Margins.  Gross margins of the Joint Venture for the three month period ended September 30, 2010 decreased to 28.9% from 34.1% for the 2009 corresponding period.  For the six month period ended September 30, 2010, gross margins decreased to 28.7% from the 31.0% gross margin of the prior year’s corresponding period.  The lower gross margins for the 2010 period was due to product mix of the Joint Venture’s sales; since gross margins depend on sales volume of various products, with varying margins, increased sales of higher margin products and decreased sales of lower margin products affect the overall gross margins.

Expenses.  Selling, general and administrative expenses were $969,630 and $2,036,921, respectively, for the three and six month periods ended September 30, 2010, compared to $1,274,546 and $2,152,747 in the prior year’s respective periods.  As a percentage of sales, expenses were 17.1% and 16.3% for the three and six month periods ended September 30, 2010, compared to 15.6% and 15.3% for the three and six month periods ended September 30, 2009.  The increase in selling, general and administrative expense as a percent of sales was primarily due to certain fixed costs that remained constant despite decreased net sales.

Interest Income and Expense.  Interest income on assets held for investment was $71,235 and $121,516 respectively, for the three and six month periods ended September 30, 2010, compared to net interest expense of $53,449 and $93,857, respectively, for the prior year’s periods.

Net Income.  Net income for the three and six months ended September 30, 2010 was $818,448 and $1,648,828, respectively, compared to $1,477,312 and $2,416,124, respectively, in the comparable periods last year.  The 44.6% and 31.8% respective decrease and increase in net income for the three and six month periods were due primarily to decreased sales volume as noted above.

Liquidity.  Cash needs of the Joint Venture are currently met by funds generated from operations.  During the six months ended September 30, 2010, working capital decreased by $3,965,309 from $11,756,026 on March 31, 2010 to $7,790,717 on September 30, 2010.

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

Inventories.  Inventories are valued at the lower of market or cost.  Cost is determined on the first-in first-out method.  We have recorded a reserve for obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  Management reviews the reserve quarterly.

Income Taxes.  The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.  The Company follows the financial pronouncement that gives guidance related to the financial statement of recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.  Interest and penalties related to income tax matters are recorded as income tax expenses.

Assets Held for Investment.  Assets held for investment consist of investments in 10 different bond and/or exchange traded funds.  These funds have no fixed maturity date and may be traded daily.  All of the Company’s investments are measured and recorded at fair value using quoted prices in active markets for identical assets or liabilities (Level 1).  These funds invest in, under normal circumstances, a portfolio of fixed income securities, including, but not limited to, non-mortgage securities issued or guaranteed by the U.S. Government, its agencies, instrumentalities or sponsored enterprises (“U.S. Government Securities”), corporate notes and commercial paper and fixed and floating rate asset-backed securities.

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

Changes to accounting principles generally accepted in the United Stated of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updated (ASU’s) to the FASB’s Accounting Standards Codification.

We consider the applicability and impact of all ASU’s.  Recently issued ASU’s were evaluated and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.

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

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, File No. 1-31747)
10.1	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.2
Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)

10.3
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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated November 11, 2010*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: November 11, 2010	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer