Form 10-Q
period 2010-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2011-02-11
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2010

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

At February 11, 2011, the number of shares outstanding of the registrant’s common stock was 2,387,887.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	December 31, 2010	March 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,297,247	$2,253,631
Assets held for investment	-	4,001,890
Accounts receivable:
Trade less allowance for doubtful accounts of $75,000 at December 31, 2010 and $90,000 at March 31, 2010	203,118	266,526
Other receivables	70,683	70,523
Receivable from Hong Kong Joint Venture	75,958	212,622
Amount due from factor	1,142,696	3,824,553
Inventories, net of allowance for obsolete inventory of $100,000 at December 31, 2010 and March 31, 2010	3,644,012	3,439,906
Prepaid expenses	319,596	351,192

TOTAL CURRENT ASSETS	12,753,310	14,420,843

DEFERRED TAX ASSET	1,970,962	1,877,156
INVESTMENT IN HONG KONG JOINT VENTURE	12,905,017	12,153,456
PROPERTY AND EQUIPMENT – NET	189,263	199,163
OTHER ASSETS	40,136	20,136
TOTAL ASSETS	$27,858,688	$28,670,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$442,292	$689,762
Hong Kong Joint Venture accounts payable	416,027	1,472,993
Accrued liabilities:
Payroll and employee benefits	171,855	232,034
Commissions and other	29,762	47,001

TOTAL CURRENT LIABILITIES	1,059,936	2,441,790

Long-term obligation	46,459	46,459

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding, 2,387,887 shares at December 31, 2010 and March 31, 2010	23,879	23,879
Additional paid-in capital	13,135,198	13,135,198
Retained earnings	13,593,216	13,023,428

TOTAL SHAREHOLDERS’ EQUITY	26,752,293	26,182,505
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,858,688	$28,670,754

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended December 31,
	2010	2009

Net sales	$2,475,511	$6,321,490
Cost of goods sold – acquired from Joint Venture	1,723,931	4,454,098
Cost of goods sold – other	-	548,391

GROSS PROFIT	751,580	1,319,001

Research and development expense	181,986	126,713
Selling, general and administrative expense	1,061,936	1,315,207

Operating loss	(492,342)	(122,919)

Other income (expense):
Investment and interest income	63,219	11,026
Interest expense	-	(27,444)

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(429,123)	(139,337)

Equity in earnings of Joint Venture	373,322	657,023

(Loss) income from operations before income taxes	(55,801)	517,686

Income tax benefit (expense)	75,346	(254,196)

NET INCOME	$19,545	$263,490

Income per share:
Basic	0.01	0.11
Diluted	0.01	0.11
Shares used in computing net income per share:
Basic	2,387,887	2,387,887
Diluted	2,395,865	2,395,201

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Nine Months Ended December 31,
	2010	2009

Net sales	$9,871,310	$20,137,200
Cost of goods sold - acquired from Joint Venture	5,818,014	14,850,994
Cost of goods – other	1,126,330	1,149,699

GROSS PROFIT	2,926,966	4,136,507

Research and development expense	503,519	467,411
Selling, general and administrative expense	3,348,699	3,853,592

Operating loss	(925,252)	(184,496)

Other income (expense):
Investment and interest income	173,271	20,451
Interest expense	(4,179)	(69,190)

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(756,160)	(233,235)

Equity in earnings of Joint Venture	1,225,326	2,267,714

Income from operations before income taxes	469,166	2,034,479
Income tax benefit (expense)	100,622	(234,654)

NET INCOME	$569,788	$1,799,825

Income per share:
Basic	0.24	0.75
Diluted	0.24	0.75
Shares used in computing net income per share:
Basic	2,387,887	2,389,360
Diluted	2,395,341	2,395,621

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$569,788	$1,799,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,428	38,017
Earnings of the Joint Venture	(1,225,326)	(2,267,714)
Investment earnings	(173,271)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable and amounts due from factor	2,881,769	898,754
(Increase) decrease in inventories and prepaid expenses	(172,510)	3,538,094
Decrease in accounts payable and accrued expenses	(1,381,854)	(64,279)
(Increase) decrease in deferred taxes and other assets	(113,806)	229,221

NET CASH PROVIDED BY OPERATING ACTIVITIES	428,218	4,171,918

INVESTING ACTIVITIES:
Purchase of assets held for sale	(3,449,359)	-
Proceeds from sale of assets held for investment	7,451,249	-
Investment earnings	173,271	-
Dividends received from Joint Venture	473,765	709,735
Purchase of property and equipment	(33,528)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	4,615,398	709,735

FINANCING ACTIVITIES:

Purchase and retirement of common stock	-	(79,959)
Borrowing from factor	-	4,326,852
Repayment to factor	-	(4,326,852)
Other long-term obligations	-	2,145

NET CASH USED IN FINANCING ACTIVITIES	-	(77,814)

INCREASE IN CASH	5,043,616	4,803,839

Cash at beginning of period	2,253,631	284,030

CASH AT END OF PERIOD	$7,297,247	$5,087,689

Supplemental information:
Interest paid	$4,179	$69,190

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

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Joint Venture”), that has manufacturing facilities in the People’s Republic of China, for the manufacturing of security products.  The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the nine months ended December 31, 2010 and 2009:

	2010	2009
Net sales	$19,391,269	$22,592,798
Gross profit	5,495,467	7,235,461
Net income	2,537,992	3,737,826
Total current assets	13,042,670	17,560,768
Total assets	31,890,519	31,323,068
Total current liabilities	4,730,928	5,389,052

During the nine months ended December 31, 2010 and 2009, respectively, the Company purchased $5,818,014 and $11,855,816 of products from the Joint Venture.  For the nine month period ended December 31, 2010 and 2009, the Company has adjusted its earnings of the Joint Venture to reflect an increase of $35,867 and $398,801, respectively, for changes to inter-Company profit in inventory

Income Taxes

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

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, whenever it is more likely than not that a deferred tax asset will not be realized.  The Company follows the financial pronouncement that gives guidance related to the recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.  Interest and penalties related to income tax matters are recorded as income tax expenses.

Financing Receivables

In September 2010, the FASB issued an Accounting Standards Update requiring enhanced disclosure of the credit quality of financing receivables, as defined therein, and the adequacy of allowances for credit losses.

Management considers amounts due from the Company’s factor to be “financing receivables”. Trade accounts receivable, other receivables, and receivables from our Hong Kong Joint Venture are not considered by management to be financing receivables.

The Company sells the majority of its short-term receivables arising in the ordinary course of business to our factor. At the time a receivable is sold to our factor the credit risk associated with the credit worthiness of the debtor is assumed by the factor. The Company continues to bear any credit risk associated with delivery or warranty issues related to the products sold.

Management assesses the credit risk of both its trade accounts receivable and its financing receivables based on the specific identification of accounts that have exceeded credit terms. An allowance for uncollectible receivables is provided based on that assessment. Changes in the allowance account from one accounting period to the next are charged to operations in the period the change is determined.  Amounts ultimately determined to be uncollectible are eliminated from the receivable accounts and from the allowance account in the period that the receivables’ status is determined to be uncollectible.

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided.  At December 31, 2010, an allowance of $75,000 has been provided for uncollectible trade accounts receivable.

Assets Held for Investment

Assets held for investment at March 31, 2010 consisted of investments in ten different bond and/or exchange traded funds.  These funds had no fixed maturity date and could be traded daily.  All of the Company’s investments are measured and recorded at fair value using quoted prices in active markets for identical assets or liabilities (Level 1).  Due to volatility in the bond market, all assets held for sale were converted to cash in December 2010.

Assets held for investment are accounted for as investments available for sale and recorded at their fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity in accumulated other comprehensive income.  Realized gains, net of losses, of $73,367 for the nine months ended December 31, 2010 on our investments available for sale are recognized in results of operations as investment and interest income.

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three and nine month periods ended December 31, 2010 and 2009 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Weighted average number of common shares outstanding for basic EPS	2,387,887	2,387,887	2,387,887	2,389,360
Shares issued upon the assumed exercise of outstanding stock options	7,978	7,314	7,454	6,261
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,395,865	2,395,201	2,395,341	2,395,621

Outstanding options to purchase 28,427 shares of common stock as of December 31, 2010 are not included in the above calculations as the effect would be anti-dilutive.

Contingencies

From time to time, the Company is involved in various lawsuits and legal matters.  It is the opinion of management, based on the advice of legal counsel, that the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial statements.

Subsequent Events

The Company evaluated its December 31, 2010 financial statements for subsequent events through the date financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture.  Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method.  Accordingly, the following discussion and analysis of the three and nine month periods ended December 31, 2010 and 2009 relate to the operational results of the Company.  A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

The Company has developed new products based on new smoke and gas detection technologies, with what the Company believes are improved sensing technology and product features.  The Company has applied for patents for these new products.  Before these products can be sold, independent testing agencies evaluate the effectiveness of the products in performing their stated function and issue an approval and testing certificate for each product.  In connection with its North American sales of new generation product lines, the Company received its first certification in December and expects to receive additional certifications by the end of this year.

Results of Operations

Three Months Ended December 31, 2010 and 2009

Sales.  Net sales for the three months ended December 31, 2010 were $2,475,511 compared to $6,321,490 for the comparable three months in the prior fiscal year, a decrease of $3,845,979 (60.8%).  The primary reasons for the decrease in net sales volumes were lower sales of our core product lines, including smoke alarms and carbon monoxide alarms, to a major national retailer, as previously announced, and, to a lesser extent, lower sales of these products to the electrical distribution trade due to a continued reduction in new home construction during the quarter as compared to the same quarter in the previous year.

Gross Profit Margin.  Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  Our gross profit margin was 30.4% and 20.9% of sales for the quarters ended December 31, 2010 and 2009, respectively.  The increase in gross profit margin was primarily due to reduced sales to a national retailer that had historically provided lower gross profit margins.

Expenses.  Research and development expense increased by $55,273 from the comparable three months in the prior year, primarily due to the development of new products for the North American market.  As a percentage of net sales, these expenses increased to 7.4% for the three month period ended December 31, 2010, from 2.0% for the 2009 period.  The increase in costs as a percentage of net sales was primarily due to the development of new products for the North American market and a comparison to lower overall net sales.

Selling, general and administrative expense decreased by $253,271 from the comparable three months in the prior year.  As a percentage of net sales, these expenses increased to 42.9% for the three month period ended December 31, 2011 from 20.8% for the 2009 period.  The decrease in costs was primarily due to a reduction in freight and commissions on lower net sales. The expenses increased as a percentage of net sales, primarily due to fixed costs of administration that do not decrease at the same rate as the reduction in net sales.

Investment Income and Interest Expense and Income.  Our investment and interest income, net of interest expense, was $63,219 for the quarter ended December 31, 2010, compared to net interest expense of $16,418 for the quarter ended December 31, 2009.  The increase in interest income, net of interest expense, is due to earnings on assets held for investment which were held for the majority of the quarter, and to reduced borrowings from our factor.

Income Taxes.  During the quarter ended December 31, 2010, the Company generated a net income tax benefit of $75,346.  For the corresponding 2009 period, the Company incurred net income tax expense of $254,196.  The provision for income taxes for the quarter ended December 31, 2010, as compared to the same quarter in the prior year, is determined principally by the loss from operations and the amount and timing of the unrealized earnings of and the payment of dividends by the Hong Kong Joint Venture.  The income tax benefit for the three months ended December 31, 2010 and the income tax expense for the same period of the prior year is derived from the estimated taxes resulting from the sum of taxable results from operations plus dividends received from the Hong Kong Joint Venture, less the benefit derived, if any, from the utilization of net operating losses available.

Net Income.  We reported net income of $19,545 for the quarter ended December 31, 2010, compared to net income of $263,490 for the corresponding quarter of the prior fiscal year, a $243,945  (92.6%) decrease.  The reason for the decrease in net income is reduced revenues, principally from the loss of a national retail customer and lower joint venture earnings.

Nine Months Ended December 31, 2010 and 2009

Sales.  Net sales for the nine months ended December 31, 2010 were $9,871,310 compared to $20,137,200 for the comparable nine months in the prior fiscal year, a decrease of $10,265,890 (51.0%).  The primary reasons for the decrease in net sales volumes were lower sales of our core product lines, including smoke alarms and carbon monoxide alarms to a major national retailer, as previously announced, and, to a lesser extent, lower sales of these products to the electrical distribution trade due to a continued reduction in new home construction during the period as compared to the same period in the previous year.

Gross Profit Margin.  The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  The Company’s gross profit margin increased from 20.5% for the period ended December 31, 2009 to 29.7% for the current period ended December 31, 2010.  The increase in gross profit margin was primarily due to reduced sales to a national retailer that had historically provided lower gross profit margins.

Expenses.  Research and development expense increased by $36,108 from the comparable nine months in the prior year, primarily due to the development of new products for the North American market.  As a percentage of sales, these expenses were 5.1% for the nine month period ended December 31, 2010 and 2.3% for the comparable 2009 period.  The primary reason for the increase in expenses as a percentage of sales is due to the development of new products for the North American market and a comparison to lower overall net sales.

Selling, general and administrative expense decreased by $504,893 from the comparable nine months in the prior year.  As a percentage of net sales, these expenses increased to 33.9% for the nine month period ended December 31, 2010 from 19.1% for the 2009 period.  The decrease in costs was primarily due to a reduction in freight and commissions on lower net sales. The expenses increased as a percentage of net sales, primarily due to fixed costs of administration that do not decrease at the same rate as the reduction in net sales.

Investment Income and Interest Expense.  Net interest income, net of interest expense, was $169,092 for the nine months ended December 31, 2010, compared to net interest expense of $48,739 for the nine months ended December 31, 2009.  The increase in interest income, net of interest expense, is due to earnings on assets held for investment which were held for the majority of the nine month period and to reduced borrowing from our factor.

Income Taxes.  During the nine months ended December 31, 2010, the Company recorded an income tax benefit of $100,622.  For the corresponding 2009 period, the Company recorded a tax expense of $234,654.  The provision for income tax benefit for the nine months ended December 31, 2010, as compared to the same period in the prior year, is determined principally by the loss from operations and the amount and timing of the unrealized earnings of and the payment of dividends by the Hong Kong Joint Venture.  The income tax benefit for the nine months ended December 31, 2010 and the income tax expense for the same period of the prior year is derived from the estimated taxes resulting from the sum of taxable results from operations plus dividends received from the Hong Kong Joint Venture, less the benefit derived, if any, from the utilization of net operating losses available.

Net Income.  We reported net income of $569,788 for the nine months ended December 31, 2010 compared to net income of $1,799,825 for the corresponding period of the prior fiscal year.  The primary reasons for the decrease are reduced revenues, principally from the loss of a national retail customer and lower joint venture earnings.

Financial Condition and Liquidity

The Company has a Factoring Agreement with CIT Group, Inc. (CIT) which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases.  The maximum amount available under the Factoring Agreement is currently $7,500,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, as of December 31, 2010 we had a borrowing availability of  $2,520,740 under the Factoring Agreement and had no borrowings.  The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender.  At December 31, 2010, the prime rate was 3.25%.  Borrowings are collateralized by all of our accounts receivable and inventory.  The Company does not anticipate any changes  in its ability to maintain its short-term or long-term liquidity.

Our factored accounts receivable as of the end of our last fiscal year was $3,824,553, and was $1,142,696 as of December 31, 2010.  Our prepaid expenses as of the end of our last fiscal year were $351,192, and were $319,596 as of December 31, 2010.

Operating activities provided cash of $601,489 for the nine months ended December 31, 2010.  This was primarily due to a decrease in accounts receivable and amounts due from factor of $2,881,769, offset by a decrease in accounts payable and accrued expenses of $1,381,854 and earnings of the Joint Venture of $1,209,050.  For the same period last year, operating activities provided cash of $4,171,918, primarily as a result of decreases in inventory and prepaid expenses offset by a decrease in accounts payable and accrued expenses.

Investing activities provided cash of $4,442,127 during the nine months ended December 31, 2010, primarily as a result of the sale of assets held for investment.  For the same period last year, investing activities provided cash of $709,735 related to dividends received from the Joint Venture.  The Company invested in assets held for investment in an effort to obtain a more favorable return.

Financing activities used cash of $77,813 at December 31, 2009 that resulted primarily from retirement of common stock.

We believe that funds available under the Factoring Agreement, distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital.

Joint Venture

Net Sales.  Net sales of the Joint Venture for the three and nine months ended December 31, 2010 were $6,922,505 and $19,391,269, respectively, compared to $8,533,190 and $22,592,798, respectively, for the comparable period in the prior fiscal year.  The 18.9% and 14.2% respective decreases in net sales by the Joint Venture for the three and six month periods were due to lower volumes of sales of smoke alarm products to the Company for sale to a national retailer.

Gross Margins.  Gross margins of the Joint Venture for the nine month period ended December 31, 2010 decreased to 28.3% from 32.0% for the 2009 corresponding period.  For the three month period ended December 31, 2010, gross margins decreased to 27.6% from the 33.7% gross margin of the prior year’s corresponding period.  The lower gross margins for the 2010 period was due to product mix of the Joint Venture’s sales; since gross margins depend on sales volume of various products, with varying margins, lower sales of higher margin products and increased sales of lower margin products affect the overall gross margins.

Expenses.  Selling, general and administrative expenses were $1,039,048 and $3,075,969, respectively, for the three and nine month periods ended December 31, 2010, compared to $1,541,932 and $3,694,679 in the prior year’s respective periods.  As a percentage of sales, expenses were 15.0% and 15.9% for the three and nine month periods ended December 31, 2010, compared to 18.1% and 16.3% for the three and nine month periods ended December 31, 2009.  The decrease in selling, general and administrative actual expense and as a percent of sales were primarily due to lower selling and freight costs on decreased net sales.

Interest Income and Expense.  Net interest income on assets held for investment was $113,964 and $285,697 respectively, for the three and nine month periods ended December 31, 2010, compared to net interest income of $59,504 and $153,966, respectively, for the prior year’s periods.

Net Income.  For the reasons stated above, net income for the three and nine months ended December 31, 2010 was $889,164 and $2,537,992, respectively, compared to $1,321,702 and $3,737,826, respectively, in the comparable periods last year.

Liquidity.  Cash needs of the Joint Venture are currently met by funds generated from operations.  During the nine months ended December 31, 2010, working capital increased by $558,509 from $11,756,026 on March 31, 2010 to $12,314,535 on December 31, 2010.

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

Income Taxes.  The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, whenever it is more likely than not that a deferred tax asset will not be realized.  The Company follows the financial pronouncement that gives guidance related to the financial statement of recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.  Interest and penalties related to income tax matters are recorded as income tax expenses.

Assets Held for Investment.  Assets held for investment at March 31, 2010 consist of investments in 10 different bond and/or exchange traded funds.  These funds have no fixed maturity date and may be traded daily.  All of the Company’s investments are measured and recorded at fair value using quoted prices in active markets for identical assets or liabilities (Level 1).  These funds invest in, under normal circumstances, a portfolio of fixed income securities, including, but not limited to, non-mortgage securities issued or guaranteed by the U.S. Government, its agencies, instrumentalities or sponsored enterprises (“U.S. Government Securities”), corporate notes and commercial paper and fixed and floating rate asset-backed securities.  All of the funds are subject to various risks including, but not limited to interest rate risk, credit risk, high yield risk, market risk, liquidity risk, foreign (non-U.S.) investment risk, currency risk, leveraging risk and management risk.

Assets held for investment are accounted for as investments available for sale and are recorded at their fair value, with unrealized gains and losses reported as a separate component of stockholders' equity in accumulated other comprehensive income. Gains and losses on our investments available for sale are recognized in results of operations as investment income when realized.

Financing Receivables. In September 2010, the FASB issued an Accounting Standards Update requiring enhanced disclosure of the credit quality of financing receivables, as defined therein, and the adequacy of allowances for credit losses.  Management considers amounts due from the Company’s factor to be “financing receivables”. Trade accounts receivable, other receivables, and receivables from our Hong Kong Joint Venture are not considered by management to be financing receivables.

The Company sells the majority of its short-term receivables arising in the ordinary course of business to our factor. At the time a receivable is sold to our factor the credit risk associated with the credit worthiness of the debtor is assumed by the factor. The Company continues to bear any credit risk associated with delivery or warranty issues related to the products sold.

Management assesses the credit risk of both its trade accounts receivable and its financing receivables based on the specific identification of accounts that have exceeded credit terms. An allowance for uncollectible receivables is provided based on that assessment. Changes in the allowance account from one accounting period to the next are charged to operations in the period the change is determined.  Amounts ultimately determined to be uncollectible are eliminated from the receivable accounts and from the allowance account in the period that the receivables’ status is determined to be uncollectible.

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At December 31, 2010, an allowance of $75,000 has been provided for uncollectible trade accounts receivable.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated February 11, 2011*
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: February 11, 2011	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer
(principal financial officer)