Form 10-K
period 2011-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2011-06-28
CIK 102109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31,  2011 or
☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                  to                 .

Commission file number: 001-31747

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	52-0898545
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

11407 Cronhill Drive, Suite A, Owings Mills, Maryland	21117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(410) 363-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange (Euronext)
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
Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the New York Stock Exchange (NYSE AMEX) on September 30, 2010, was $ 12,739,728.

The number of shares of common stock outstanding as of June 15, 2011 was 2,387,887.

documents incorporated by reference
To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2011 Annual Meeting of Shareholders (to be filed).

UNIVERSAL SECURITY INSTRUMENTS, INC.
2011 ANNUAL REPORT ON FORM 10-K

Table of Contents

		Page

PART I

Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	8
Item 2.	Properties	9
Item 3.	Legal Proceedings	9
	Executive Officers of the Registrant	9

PART II

Item 5.	Market for Registrant’s Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity Securities	10
Item 6.	Selected Financial Data	11
Item 7.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	18
Item 9A.	Controls and Procedures	18
Item 9B.	Other Information	18

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	19
Item 11.	Executive Compensation	19
Item 12.	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	19
Item 13.	Certain Relationships and Related Transactions, and Director Independence	19
Item 14.	Principal Accountant Fees and Services	19

PART IV

Item 15.	Exhibits and Financial Statement Schedules	20

Signatures		22

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

In 1989 we formed a limited liability company under the laws of Hong Kong, as a joint venture with a Hong Kong-based partner to manufacture various products in the Peoples Republic of China (the “Hong Kong Joint Venture”).   We currently own a 50% interest in the Hong Kong Joint Venture and are a significant customer of the Hong Kong Joint Venture (28.8% and 51.1% of its sales during fiscal 2011 and 2010 respectively), with the balance of its sales made to unrelated customers worldwide.  We import all of our products from foreign suppliers.  For the fiscal year ended March 31, 2011, approximately 85.6% of our purchases were imported from the Hong Kong Joint Venture.

Our sales for the year ended March 31, 2011 were $13,249,604 compared to $26,439,118 for the year ended March 31, 2010, a decrease of approximately 49.9%.  We reported net income of $817,781 in fiscal 2011 compared to net income of $2,268,048 in fiscal 2010, a decrease of 63.9%.  The primary reason for these decreases was the loss of a major national home improvement retailer customer at the beginning of our 2011 fiscal year.

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

Safety Products

We market a line of residential smoke and carbon monoxide alarms under the trade names “UNIVERSAL” and “USI Electric” both of which are manufactured by the Hong Kong Joint Venture.

Our line of smoke alarms consists of battery powered, electrical and electrical with battery backup alarms. Our products contain different types of batteries with different battery lives, and some with alarm silencers. The smoke alarms marketed to the electrical distribution trade also include hearing impaired and heat alarms with a variety of additional features.  We also market carbon monoxide alarms, door chimes and ventilation products.

During the past three fiscal years, we have been evaluating and researching new smoke and carbon monoxide detection technologies. This effort has resulted in the development of a new smoke alarm sensing technology with several new product features that we have trademarked as IOPHIC,   In addition, we have applied for eleven patents on certain of these technologies and features, have been granted the first patent, and are currently awaiting notification from the US Patent Office regarding the remaining patent applications.  We have also developed a new carbon monoxide sensor which will be capable of detecting several types of gases.  While we have received independent testing approvals for a number of our next generation of products, some of the approvals, being slower than anticipated, have delayed sales.  During the fourth quarter of our fiscal year ending March 31, 2011 we began shipping the first certificated models of our next generation of products and expect to begin shipping a substantial portion of the remainder of our new product line during the fiscal year ending March 31, 2012.    We expect to incur additional engineering, design, and certification costs of between $300,000 and $400,000 during the fiscal year ending March 31, 2012.

Our wholly-owned subsidiary, USI Electric, Inc., focuses its sales and marketing efforts to maximize safety product sales, especially smoke alarms and carbon monoxide alarms manufactured by our Hong Kong Joint Venture.  USI Electric, Inc. concentrates on marketing to the electrical distribution trade.

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

Sales and Marketing; Customers

We sell our products to various customers, and our total sales market can be divided generally into two categories; sales by the Company to retailers, including wholesale distributors, chain, discount, television retailers and home center stores, catalog and mail order companies and other distributors (“retailers”), and sales by our USI Electric subsidiary to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies).   Products marketed by the Company have historically been retailed to “do-it-yourself” consumers by these retailers. Products marketed by our USI Electric subsidiary to the electrical distribution trade typically require professional installation.  We do not currently market a significant portion of our products directly to end users.

A significant portion of our sales are made by approximately 27 independent sales organizations, compensated by commission, which represents approximately 230 sales representatives, some of which have warehouses where USI Electric products are maintained for sale.  In addition, the Company has established a national distribution system with 9 regional stocking warehouses throughout the United States which generally enables customers to receive their orders the next day without paying for overnight freight charges. Our agreements with these sales organizations are generally cancelable by either party upon 30 days notice.  We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business.  Sales are also made directly by the officers and full-time employees of the Company and our USI Electric subsidiary, seven of whom have other responsibilities for the Company.  Sales outside the United States are made by our officers and through exporters, and amounted to approximately 10% of total sales in each of the fiscal years ended March 31, 2011 and 2010.

During fiscal 2007, we began selling home safety products to The Home Depot, Inc., a major national home improvement retailer.  Total sales to this customer for fiscal 2010 and 2009 represented approximately 51.3% and 46.6% of our revenues, respectively.  Home Depot informed the Company at the beginning of our fiscal year ended March 31, 2011 that it will only sell the Company’s products online and through the retailer’s professional contractor desk.  Accordingly, sales to this customer decreased significantly and represented less than 10% of our sales for fiscal 2011.

We also market our products through our website and through our own sales catalogs and brochures, which are mailed directly to trade customers.  Our customers, in turn, may advertise our products in their own catalogs and brochures and in their ads in newspapers and other media.  We also exhibit and sell our products at various trade shows, including the annual National Hardware Show.

Our backlog of orders believed to be firm as of March 31, 2011 was approximately $669,315.  Our backlog as of March 31, 2010 was approximately $334,729. This increase in backlog is primarily due to the timing of orders of our safety products.

Hong Kong Joint Venture

We have a 50% interest in the Hong Kong Joint Venture, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of certain of our electronic and electrical products.

We believe that the Hong Kong Joint Venture arrangement will ensure a continuing source of supply for a majority of our safety products at competitive prices.  During fiscal years ended 2011 and 2010, 85.6% and 99.0% of our total inventory purchases were made from the Hong Kong Joint Venture.  The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms.  Changes in economic and political conditions in China or any other adversity to the Hong Kong Joint Venture will unfavorably affect the value of our investment in the Hong Kong Joint Venture and would have a material adverse effect on the Company’s ability to purchase products for distribution.

Our purchases from the Hong Kong Joint Venture represented approximately 28.8% of the Hong Kong Joint Venture’s total sales during fiscal 2011 and 51.1% of total sales during fiscal 2010, with the balance of the Hong Kong Joint Venture’s sales being primarily made in Europe and Australia, to unrelated customers.  The Hong Kong Joint Venture’s sales to unrelated customers were $17,258,918 in fiscal 2011 and $14,099,350 in fiscal 2010.  Please see Note C of the Financial Statements for a comparison of annual sales and earnings of the Hong Kong Joint Venture.

Discontinued Operations

In October 2006, we formed 2113824 Ontario, Inc., an Ontario corporation, as a wholly-owned subsidiary of the Company for the purpose of acquiring a two-thirds interest in two Canadian corporations, International Conduits, Ltd. (Icon) and Intube, Inc. (Intube).  As discussed in detail in our past Annual Reports, we were not successful in increasing Icon’s sales in the face of competition and a downturn in the housing market, and in 2008 the assets of Icon were placed under the direction of a court appointed receiver and were liquidated.  Our consolidated financial statements and the related note disclosures reflect the operations of Icon as discontinued operations for all periods presented.  In the accompanying consolidated financial statements, the results of Icon for all fiscal years included have been restated and are presented as the results of discontinued operations, and certain other prior year amounts have been reclassified in order to conform to the current year’s presentation.

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

Competition

In fiscal year 2011, sales of safety products accounted for substantially all of our total sales.  In the sale of smoke alarms and carbon monoxide alarms, we compete in all of our markets with First Alert and Walter Kidde Portable Equipment, Inc.  These companies have greater financial resources and financial strength than we have.  We believe that our safety products compete favorably in the market primarily on the basis of styling, features and pricing.

The safety industry in general involves changing technology.  The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Employees

As of March 31, 2011, we had 18 employees, 15 of whom are engaged in administration and sales, and the balance of whom are engaged in product development.  Our employees are not unionized, and we believe that our relations with our employees are satisfactory.

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

During fiscal year 2011, 85.6% of our total inventory purchases were made from the Hong Kong Joint Venture.  The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms, and, as previously noted, we are pursuing the development of our next generation of products that will be manufactured by the Hong Kong Joint Venture.  Our purchases from the Hong Kong Joint Venture represented approximately 28.8% of the Hong Kong Joint Venture’s total sales during fiscal 2011, with the balance of the Hong Kong Joint Venture’s sales being primarily made in Europe and Australia to unrelated customers. If the Hong Kong Joint Venture does not maintain profitability, our profitability will be adversely affected.

In addition, adverse changes in our relationship with our Hong Kong Joint Venture partner would unfavorably affect the value of our investment in the Hong Kong Joint Venture and could have a material adverse effect on our ability to purchase products for distribution.

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

In fiscal year 2011, our sales of safety products accounted for substantially all of our sales.  Many of our competitors have greater financial resources and financial strength than we have.  Some of our competitors may be willing to reduce prices and accept lower profit margins to compete with us.  While we believe that our safety products compete favorably with other such products in the market, primarily on the basis of styling, features, and pricing, the safety industry in general involves changing technology.  The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.  As a result of this competition, we could lose market share and suffer losses, which could have a material adverse effect on our future financial performance.

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

Our wholly-owned subsidiary, USI Electric focuses its sales and marketing efforts and initiatives to maximize safety product sales, especially smoke alarms and carbon monoxide alarms manufactured by our Hong Kong Joint Venture and marketed to the electrical distribution trade.  If we fail to successfully execute these initiatives, our business could be adversely affected.

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

We have not declared or paid cash dividends on our common stock in over 27 years.  We currently anticipate that we will retain all of our earnings for use in the development of our business and do not anticipate paying cash dividends in the foreseeable future.  As a result, capital appreciation, if any, of our common stock would be the only source of gain for stockholders until dividends are paid, if at all. The payment of dividends in the future will be at the discretion of our board of directors.

The exercise of outstanding options will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of our common stock underlying such options may adversely affect prevailing market prices for our common stock.

As of March 31, 2011, there are outstanding options to purchase 25,000 shares of our common stock at a per share exercise prices of $3.25.  The exercise of outstanding options would dilute the percentage ownership of our existing stockholders, and any sales in the public market of shares of our common stock underlying such options may adversely affect prevailing market prices for our common stock.

It may be difficult for a third party to acquire us, which could affect our stock price.

Our charter and bylaws contain certain anti-takeover provisions pursuant to the Maryland General Corporation Law.  This means that we may be a less attractive target to a potential acquirer who otherwise may be willing to pay a premium for our common stock above its market price.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        PROPERTIES

Effective January 2009, we entered into a 10 year operating lease for a 12,000 square foot office and warehouse located in Baltimore County, Maryland.  The Company has the right to terminate the lease after five years for a one-time payment of $42,000.  In June 2009, we amended this lease to include an additional 3,000 square feet of warehouse space contiguous to our existing warehouse in Baltimore County, Maryland.  Monthly rental expense, with common area maintenance, approximates $10,800 and increases 3% per year.

Effective March 2003, we entered into an operating lease for an approximately 2,600 square foot office in Naperville, Illinois.  This lease expires in February 2012 and is subject to increasing rentals at 3% per year.  The monthly rental, with common area maintenance, approximated $3,400 per month during the current fiscal year.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

Harvey B. Grossblatt	64	President, Chief Operating Officer and Chief Executive Officer
James B. Huff	59	Chief Financial Officer, Secretary and Treasurer

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

Market for Common Stock

Our common stock, $.01 par value (the “Common Stock”) trades on the NYSE Amex LLC exchange, formerly the American Stock Exchange under the symbol UUU.  As of June 15, 2011, there were 278 record holders of the Common Stock.  The closing price for the Common Stock on that date was $6.76.  We have not paid any cash dividends on our common stock, and it is our present intention to retain all earnings for use in future operations.  The following table sets forth the high and low prices for the Common Stock for each full quarterly period during the fiscal years indicated.

Fiscal Year Ended March 31, 2011
First Quarter	High	$7.24
	Low	$5.16

Second Quarter	High	$6.31
	Low	$5.19

Third Quarter	High	$7.80
	Low	$5.91

Fourth Quarter	High	$8.80
	Low	$6.75

Fiscal Year Ended March 31, 2010
First Quarter	High	$6.47
	Low	$3.11

Second Quarter	High	$6.24
	Low	$4.40

Third Quarter	High	$7.83
	Low	$4.46

Fourth Quarter	High	$7.51
	Low	$5.30

ITEM 6.     SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.  The Statement of Operations data and the Balance Sheet data for the years ended, and as at, March 31, 2007, 2008, 2009, 2010 and 2011 are derived from our audited consolidated financial statements.  These historical results are not necessarily indicative of results that may be expected in future periods.  All share and per share amounts included in the following financial data have been retroactively adjusted to reflect the 4-for-3 stock dividend paid on October 16, 2007 to shareholders of record on September 25, 2007.

	Year Ended March 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Net sales	$13,249,604	$26,439,118	$26,097,596	$33,871,362	$32,934,388
(Loss) Income before equity in earnings of Hong Kong Joint Venture and income taxes	(1,020,215)	(158,962)	371,966	1,351,139	3,608,196
Income from continuingoperations	817,781	2,268,048	1,442,336	2,824,749	6,093,366
Income (loss) from discontinued operations (net of tax benefit)	-	-	3,423,021	(8,393,663)	(560,108)
Net income (loss)	817,781	2,268,048	4,865,357	(5,568,914)	5,533,258
Per common share:
Basic – from continuing operations	0.34	0.95	0.58	1.14	2.54
Basic – from discontinued Operations	-	-	1.39	(3.38)	(0.23)
Basic – net income (loss)	0.34	0.95	1.97	(2.24)	2.31
Diluted – from continuing Operations	0.34	0.95	0.58	1.13	2.45
Diluted – from discontinued Operations	-	-	1.38	(3.35)	(0.23)
Diluted – net income (loss)	0.34	0.95	1.96	(2.23)	2.23
Weighted average number of common shares outstanding
Basic	2,387,887	2,387,887	2,466,983	2,484,192	2,398,284
Diluted	2,395,766	2,398,300	2,471,807	2,502,017	2,484,606

Balance Sheet Data:
Total assets	28,483,778	28,670,754	27,777,678	30,468,917	36,195,468
Long-term debt (non-current)	25,000	46,459	95,324	91,160	-
Working capital (1)	11,540,103	11,979,053	11,099,333	7,468,547	14,678,615
Current ratio (1)	8.91:1	5.91:1	3.99:1	1.68:1	2.27:1
Shareholders’ equity	27,000,286	26,182,505	23,965,899	19,423,935	24,671,881

(1)	Working capital is computed as the excess of current assets over current liabilities. The current ratio is calculated by dividing current assets by current liabilities.

Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for fiscal years 2011 and 2010 are summarized as follows:

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
2011
Net sales	$3,681,421	$3,714,378	$2,475,511	$3,378,294
Gross profit	1,111,242	1,064,144	751,580	834,779
Income from continuing operations	281,867	268,376	19,545	247,993
Income per share from operations:
Basic	0.12	0.11	0.01	0.10
Diluted	0.12	0.11	0.01	0.10

2010
Net sales	$5,914,905	$7,900,805	$6,321,490	$6,301,918
Gross profit	1,169,834	1,647,672	1,319,001	1,195,105
Income from operations	611,465	924,870	263,490	468,223
Income per share from operations:
Basic	0.25	0.39	0.11	0.20
Diluted	0.25	0.39	0.11	0.20

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50% owned Hong Kong Joint Venture.   From October 2006 through January 2008 we also were engaged in the manufacture and distribution of EMT steel conduit through Icon, our majority-owned Canadian subsidiary.  Our financial statements detail our sales and other operational results, and report the financial results of the Hong Kong Joint Venture using the equity method.  Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2011, 2010 and 2009 relate to the operational results of the Company and its consolidated subsidiaries only and includes the Company’s equity share of earnings in the Hong Kong Joint Venture.  A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Hong Kong Joint Venture.”

While we believe that our overall sales are likely affected by the current global economic situation, we believe that we are specifically negatively impacted by the severe downturn in the U.S. housing market.  As stated elsewhere in this report, our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies).  Every downturn in new home construction and new home sales negatively impacts sales by our USI Electric subsidiary.  We anticipate that when and as the housing market recovers, sales by our USI Electric subsidiary will improve, as well.  Our operating results for the fiscal year ended March 31, 2011 were significantly impacted by the loss of a major customer.  In addition, our expected increase in sales from our new generation (New Gen) smoke and carbon monoxide alarms has not yet materialized.  While we have received independent testing approvals for a number of the New Gen products, some of the approvals, being slower than anticipated, have delayed sales.  Once all the necessary approvals and inventory from our Hong Kong Joint Venture are on hand, we anticipate increased sales from these products.

Discontinued Canadian Operations

In October 2006, we formed 2113824 Ontario, Inc., an Ontario corporation, as a wholly-owned subsidiary of the Company for the purpose of acquiring a two-thirds interest in two Canadian corporations, International Conduits, Ltd. (Icon) and Intube, Inc. (Intube).  As discussed in detail in our past Annual Reports, we were not successful in increasing Icon’s sales in the face of competition and a downturn in the housing market, and in 2008 the assets of Icon were placed under the direction of a court appointed receiver and were liquidated.  Our consolidated financial statements and the related note disclosures reflect the operations of Icon as discontinued operations for all periods presented.  In the accompanying consolidated financial statements, the results of Icon for all fiscal years included have been restated and are presented as the results of discontinued operations, and certain other prior year amounts have been reclassified in order to conform to the current year’s presentation

Comparison of Results of Operations for the Years Ended March 31, 2011, 2010 and 2009

Sales.  In fiscal year 2011, our net sales decreased by $13,189,514 (49.9%), from $26,439,118 in fiscal 2010 to $13,249,604 in fiscal 2011.  The Company’s sales to retail and wholesale customers in the fiscal year ended March 31, 2011 decreased to $7,326,197 from $20,036,342 at March 31, 2010, a decrease of $12,710,145, and is principally attributed to decreased sales to The Home Depot.  Sales to the electrical distribution trade through our USI Electric subsidiary decreased to $5,923,407 (from $6,402,776 in 2010), a decrease of $479,369, principally due to decreased volume from the U.S. residential construction trade resulting from the overall decline in the U.S. domestic housing industry.

In fiscal year 2010, sales increased by $341,522 (1.3%) from $26,097,596 in fiscal 2009 to $26,439,118 in fiscal 2010.  Sales to the electrical distribution trade through our USI Electric subsidiary decreased to $6,402,776 (from $8,619,816 in 2009), principally due to decreased volume from the U.S. residential construction trade.  Sales to retail and wholesale customers increased in the fiscal year ended March 31, 2010 to $19,694,820 from $17,477,780 at March 31, 2009, principally as a result of increased sales to The Home Depot.

Gross Profit.  Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  Our gross profit margin for the fiscal year ended March 31, 2011 was 28.4% compared to 20.2% and 23.4% in fiscal 2010 and 2009, respectively.  The increase in 2011 gross margin is attributed to reduced sales to The Home Depot which had yielded lower gross profit margins than sales to other customers.  In fiscal 2011, total, sales to this national home improvement retailer customer decreased to less than 10% of total Company sales from 51.3% in fiscal 2010.  Conversely, the decrease in gross margin from fiscal 2009 to fiscal 2010 is attributed to approximately 51.3% of total company sales being to this customer that yielded lower gross profit margins, from 46.6% in the prior year.

Selling, General and Administrative Expense.  Selling, general and administrative expenses decreased from $4,731,697 in fiscal 2010 to $4,375,241 in fiscal 2011, a $356,456 (7.5%) decrease.  As a percentage of net sales, these expenses increased to 33.0% for the fiscal year ended March 31, 2011 from 17.9% for the fiscal year ended March 31, 2010 because these costs are primarily fixed and thus do not decrease at the same rate as sales.  Of the dollar decrease in selling, general and administrative expense, $134,763 is attributable to lower commissions, $263,920 is attributable to lower legal expenses due to the resolution of outstanding litigation, and $91,103 is attributable to lower freight expenses associated with the reduced volume of sales to the electrical distribution trade due to the decline in new home construction during the period.  These reductions were partially offset by an increase in promotional expense of $95,715 associated with the introduction of a new product line.

Selling, general and administrative expenses for fiscal 2010 decreased by $565,587 (10.7%) from $5,297,284 in fiscal 2009 to $4,731,697 in fiscal 2010.  As a percentage of net sales, these expenses decreased to 17.9% for the fiscal year ended March 31, 2010 from 20.3% for the fiscal year ended March 31, 2009.  Of the total decrease in these expenses, approximately $400,000 resulted from the elimination of an amount previously accrued to pursue litigation that was settled during the 2010 fiscal year and the remaining decline is attributable to lower commissions, selling and freight costs associated with reduced sales to the electrical distribution trade as discussed above.

Research and Development.  Research and development expense for the fiscal year ended March 31, 2011 was $615,639, of which approximately $400,000 was for new product development, compared to $712,688 for the comparable period of the prior year in which approximately $500,000 was expended for new product development, a decrease of $97,049 or 13.6%.  Legal expenses of $89,434 incurred in obtaining and perfecting patents on newly developed detector technology are capitalized for financial statement purposes and will be amortized over twenty years on a straight-line basis upon the issuance of patents.  These expenditures are expensed currently for income tax purposes.  Research and development expenses were $435,750 for the fiscal year ended March 31, 2009.  As previously discussed, the Company has been evaluating and researching new smoke and gas detection technologies, resulting in the development of new sensing technology and product features, for which the Company has applied for patents.  To date one U.S. design patent has been obtained and we expect additional patents to be issued.   We expect to incur additional engineering, design and certification costs of between $300,000 and $400,000 during the fiscal year ending March 31, 2012.

Investment and Interest Income.  Investment and interest income for the fiscal year ended March 31, 2011 is $213,086.  Investment and interest income is primarily earned on investments.  These assets represent the investment of idle cash resources to obtain higher yields of return.   Amounts were first invested in late March of the fiscal year ended March 31, 2010 and accordingly amounts earned in the fiscal year ended 2011 represent the first full year of activity on these investments.  In addition we earn interest on our cash balances on accounts receivable collections maintained on deposit with the factor at the factor’s prime rate of interest minus 3%.  During the fiscal years ended March 31, 2011, 2010 and 2009, we earned interest of $750, $32,262 and $37,228, respectively from these deposits.  The decline in the amount of interest earned on these deposits in 2011 relates to the transfer of excess cash to other investments as discussed above.

Interest Expense.  During the fiscal years ended March 31, 2011, 2010 and 2009, we incurred interest expense of $4,166, $78,451 and $32,198, respectively.  Interest expense for fiscal 2011 decreased to $4,166 from $78,451 in fiscal 2010.  The decrease is due to a reduction in borrowing activity with our factor in fiscal 2011.  In the prior fiscal year ended March 31, 2010 the Company increased the amounts advanced from its factor in order to secure the Company’s cash position after the factor warned in a press release of the probability of bankruptcy proceedings.   Subsequently, the factor advised the Company that the factor was not pursuing bankruptcy procedures as discussed above.

Interest expense for fiscal 2010 increased to $78,451 from $32,198 in fiscal 2009 primarily due to the timing of activity in our line of credit.  The Company incurred additional interest charges during the fiscal year ended March 31, 2010 related to additional amounts advanced from our factor in order to secure the Company’s cash position after the factor warned in a press release of the probability of bankruptcy proceedings.

Income Taxes.  For the fiscal years ended March 31, 2011, 2010, and 2009 our Federal rate of tax based on statutory rates would be approximately 34.0%.  The rate of tax indicated by the provision for income tax expense as shown on the Consolidated Statements of Operations for the March 31, 2011, 2010, and 2009 fiscal years varies from the expected statutory rate.   Footnote G to the financial statements provides a reconciliation between the amount of tax that would be expected at statutory rates and the amount of tax expense or benefit provided at the effective rate of tax for each fiscal period.

For the fiscal year ended March 31, 2011, we generated net operating loss carryovers and tax credits to offset future federal and state income taxes of $261,530 and $130,497, respectively.  At March 31, 2011, we had net operating loss carryover and foreign tax credit carryover of $812,651 and $1,522,886, respectively.

For the fiscal year ended March 31, 2010, we used net operating loss carryovers to offset a federal and state income tax provision of approximately $217,281.  Furthermore, we generated foreign tax credits of $169,511 for the fiscal year ended March 31, 2010.  We elected to carry our remaining net operating loss of approximately $821,000 forward to offset future taxable income.  At March 31, 2010, we had foreign tax credits of approximately $1,410,000 available to offset future taxes.

For the fiscal year ended March 31, 2009, we generated a net operating loss for federal and state income tax purposes of $600,508. The loss was generated principally as a result of the payment of the guarantee of the indebtedness of the discontinued Canadian subsidiary.  Furthermore, we generated foreign tax credits of $157,249 for the fiscal year ended March 31, 2009.  We elected to carry our net operating loss forward to offset future taxable income.

Income from Continuing Operations.  We reported income from continuing operations of $817,781 for the fiscal year 2011, compared to income from continuing operations of $2,268,048 for fiscal 2010, a $1,450,267 (63.9%) decrease.  The decrease in income from continuing operations is primarily attributed to significantly lower total sales, primarily due to the loss of a major national retail account.  The loss of this customer also negatively impacted the earnings of our Hong Kong Joint Venture and our equity in the earnings thereof declined from $2,644,291 in fiscal 2010 to $1,691,133 in fiscal 2011, a $953,158 (36.0%) decrease.

We reported income from continuing operations of $2,268,048 for fiscal year 2010 compared to income from continuing operations of $1,442,336 for fiscal year 2009, a $825,712 (57.2%) increase.  This increase in income from continuing operations resulted principally from an increase of $1,114,539 in our reported equity in the earnings of the Hong Kong Joint Venture, partially offset by a higher net provision in 2010 for income taxes.  Our equity in the earnings of the Hong Kong Joint Venture is calculated by adjusting our share of the Hong Kong Joint Venture’s net income by certain items, including our share of the Hong Kong Joint Venture’s profit on sales of inventory ($236,247) to the Company which remain in the Company’s inventory at year end.  We ended fiscal 2010 with a lower amount of inventory purchased from the Hong Kong Joint Venture primarily due to lower inventories maintained to service a large national retailer, and also due to the downturn in the U.S. housing market.

Net Income.  We reported net income of $817,781 for fiscal 2011 compared to net income of $2,268,048 for fiscal year 2010 and $4,865,357 for fiscal year 2009.  As discussed above, with respect to income from continuing operations, net income was lower in fiscal year 2011 principally as a result of the decrease in sales associated with the loss of a major customer during the fiscal year.  Net income was higher in fiscal 2009 due to recognition of income from the operations of the discontinued Canadian subsidiary.

Financial Condition, Liquidity and Capital Resources

Our cash needs are currently met by funds generated from operations and from our Factoring Agreement with CIT Group, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases.  The maximum we may borrow under this Agreement is $7,500,000.  Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, at March 31, 2011, our maximum borrowing availability under this Agreement was $2,610,571.  Any outstanding principal balance under this Agreement is payable upon demand. The interest rate on the Factoring Agreement, on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by the factor which, as of March 31, 2011, was 3.25%.  All borrowings are collateralized by all our accounts receivable and inventory.  During the year ended March 31, 2011, working capital (computed as the excess of current assets over current liabilities) decreased by $438,950, from $11,979,053 on March 31, 2010, to $11,540,103 on March 31, 2011.

Our operating activities used cash of $67,168 for the year ended March 31, 2011 principally as a result of lower income due to the impact of declining sales, offset by a decline in accounts receivable and amounts due from factor that provided cash of $2,157,589, which was partially offset by a use of cash associated with lower Joint Venture earnings of $1,691,133.  Other items using cash include an increase in deferred tax assets of $125,405, an increase in inventories of $94,105, an increase in prepaid expenses of $168,165, a decrease in accounts payable and accrued expenses of $1,004,757 and an increase in other assets of $19,998.

For the fiscal year ended March 31, 2010, operating activities provided cash of $5,028,726.  The increase in cash provided by operating activities was primarily due to decreases in the amount of inventories and amount due from factor.  These sources of cash were partially offset by increases in our equity in the earnings of the Hong Kong Joint Venture and decreases in accounts payable and accrued expenses.

Our investing activities provided cash of $4,542,130 during fiscal 2011 principally as a result of the sale of our investment in short-term investments of $4,001,890 and by cash distributions of the Hong Kong Joint Venture of $694,976.  In addition, the Company acquired equipment of $65,302 and incurred costs of $89,434 associated with filing patents during the year.  Investing activities used cash of $2,964,842 during fiscal 2010 principally as a result of our purchase of assets held for investment, partially offset by dividends paid.

No cash was provided or used by financing activities in 2011.  Financing activities in 2010 used cash of $94,283, which was primarily due to the repurchase of common stock under the terms of the Company’s stock buy-back plan

While sales by the Company and by our USI Electric subsidiary have been negatively impacted by the severe downturn in the U.S. housing market, we believe that our capital resources are sufficient for our operations.  We anticipate that when and as the housing market recovers, sales by the Company and by our USI Electric subsidiary will improve, as well, thereby increasing our capital resources.

Hong Kong Joint Venture

The financial statements of the Hong Kong Joint Venture are included in this Form 10-K beginning on page JV-1.  The reader should refer to these financial statements for additional information.  There are no material Hong Kong to US GAAP differences in the Hong Kong Joint Venture’s accounting policies.

In fiscal year 2011, sales of the Hong Kong Joint Venture were $24,231,557, compared to $28,848,177 in fiscal 2010.  The decrease in sales for fiscal 2011 is primarily due to the decrease in sales to The Home Depot.

In fiscal year 2010, sales of the Hong Kong Joint Venture were $28,848,177 compared to $36,161,337 in fiscal years 2009.  The decrease in sales for 2010 is primarily due to decreased sales to the Company, partially offset by increased sales to non-affiliated customers in Europe.

Net income was $3,339,499 for fiscal year 2011 compared to net income of $4,018,779 for the fiscal year ended March 31, 2010.  The decrease in net income for fiscal 2011 was primarily due to decreased sales to the Company caused by decreased orders from a national home improvement retailer while fixed costs did not change in the same proportion as the decline in sales.

Net income was $4,018,779 for fiscal year 2010 compared to net income of $4,011,404 in fiscal years 2009.  The increase in the 2010 fiscal year is primarily due to increased sales volume in the European and Asian markets, which provide higher gross margins as discussed below.

Gross margins of the Hong Kong Joint Venture for fiscal 2011 decreased to 26.6% from 28.1% in the prior fiscal year.  The primary reason for this decrease was due to the mix of products sold.  The primary reason for the change in product mix is lower sales to the Company for the U.S. retail market.  At March 31, 2010, the Hong Kong Joint Venture’s gross margin increased to 28.1% from 26.5% at March 31, 2009.  The primary reason for this increase was higher gross margins on sales to the Company for the U.S. retail market.

Selling, general and administrative expenses of the Hong Kong Joint Venture for fiscal 2011 were $3,447,358, compared to $4,275,709 for fiscal 2010 and $5,298,831 for fiscal 2009.  As a percentage of sales, these expenses were 14.2%, 14.8% and 14.7% for fiscal years 2011, 2010 and 2009, respectively.  The decrease in dollars of selling, general and administrative expenses for the year ended March 31, 2011 was primarily due to the reversal of value-added tax previously accrued in the amount of $428,380.  The decrease in dollars of selling, general and administrative expenses for the year ended March 31, 2010 was principally due to increases in foreign currency exchange losses, insurance, management bonus, rent expense and sales commissions.

Investment income and interest income, net of interest expense was $380,887 for fiscal year 2011, compared to $208,667 and $167,283 in fiscal years 2010 and 2009, respectively.  The increase in interest income net of interest expense for 2011 was due to an increase in investments.  The increase from 2009 to 2010 is due to variations in the amount of investments in bonds during those fiscal periods.

Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations.  During fiscal year 2011, working capital decreased by $1,465,480 from $11,756,026 on March 31, 2010 to $10,290,546 on March 31, 2011.

Contractual Obligations and Commitments

The following table presents, as of March 31, 2011, our significant fixed and determinable contractual obligations to third parties by payment date.  Further discussion of the nature of each obligation is included in Note F to the consolidated financial statements.

	Payment Due By Period
	Total	Year 1	Years 2-3
Operating lease obligations	$507,723	$183,676	$324,047

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

We believe that the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of its consolidated financial statements.  For a detailed discussion on the application of these and other accounting policies, see Note A to the consolidated financial statements included in this Annual Report.  Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates.  These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

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

We may be subject to lawsuits and other claims, related to patents and other matters.  Management is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses.  A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel.  Any required reserve may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Recently Issued Accounting Pronouncements

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updated (ASU’s) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASU’s.  Recently issues ASU’s were evaluated and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as such item is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner.  Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and have concluded that the system is effective at the reasonable assurance level.

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

Our Chief Financial Officer, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K.  The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement.  The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement.  The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, File No. 1-31747)
21	Subsidiaries of the Registrant*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated June 28, 2011*

*Filed herewith

(c)      Financial Statements Required by Regulation S-X.

Separate financial statements of the Hong Kong Joint Venture

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.

June 28, 2011	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey B. Grossblatt	President, Chief Executive Officer	June 28, 2011
Harvey B. Grossblatt	and Director

/s/ James B. Huff	Chief Financial Officer	June 28, 2011
James B. Huff	(principal financial officer and
principal accounting officer)

/s/ Cary Luskin	Director	June 28, 2011
Cary Luskin

/s/ Ronald A. Seff	Director	June 28, 2011
Ronald A. Seff

/s/ Ira Bormel	Director	June 28, 2011
Ira Bormel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Universal Security Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. (a Maryland Corporation) and subsidiaries (the Company) as of March 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Security Instruments, Inc. and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Baltimore, Maryland
June 28, 2011

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,728,593	$2,253,631
Assets held for investment	-	4,001,890
Accounts receivable:
Trade less allowance for doubtful accounts of approximately $75,000 at March 31, 2011 and approximately $90,000 at March 31, 2010	276,463	316,843
Other receivables	69,666	70,523
Receivable from Hong Kong Joint Venture	301,380	162,305
	647,509	549,671

Amount due from factor	1,569,126	3,824,553
Inventories, net of allowance for obsolete inventory of $100,000 at March 31, 2011 and 2010	3,534,011	3,439,906
Prepaid expenses	519,356	351,192

TOTAL CURRENT ASSETS	12,998,595	14,420,843

DEFERRED TAX ASSET	2,002,561	1,877,156

INVESTMENT IN HONG KONG JOINT VENTURE	13,149,614	12,153,456

PROPERTY AND EQUIPMENT – NET	203,440	199,163

INTANGIBLE ASSET - NET	89,434	-

OTHER ASSETS	40,134	20,136

TOTAL ASSETS	$28,483,778	$28,670,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$794,014	$689,762
Hong Kong Joint Venture accounts payable	453,480	1,472,993
Accrued liabilities:
Payroll and employee benefits	177,298	232,034
Commissions and other	33,700	47,001

TOTAL CURRENT LIABILITIES	1,458,492	2,441,790

Long-term obligation – other	25,000	46,459

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,387,887 shares issued and outstanding at March 31, 2011 and 2010	23,879	23,879
Additional paid-in capital	13,135,198	13,135,198
Retained earnings	13,841,209	13,023,428
TOTAL SHAREHOLDERS’ EQUITY	27,000,286	26,182,505
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,483,778	$28,670,754

The accompanying notes are an integral part of these consolidated financial statements

 UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31
	2011	2010	2009

Net sales	$13,249,604	$26,439,118	$26,097,596
Cost of goods sold – acquired from Joint Venture	7,024,044	20,908,186	19,363,886
Cost of goods sold - other	2,463,815	199,320	633,740

GROSS PROFIT	3,761,745	5,331,612	6,099,970

Research and development expense	615,639	712,688	435,750
Selling, general and administrative expense	4,375,241	4,731,697	5,297,284

Operating (loss) income	(1,229,135)	(112,773)	366,936

Other income (expense):
Interest expense	(4,166)	(78,451)	(32,198)
Investment income	213,086	32,262	37,228
	208,920	(46,189)	5,030

(LOSS) INCOME BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(1,020,215)	(158,962)	371,966

Equity in earnings of Hong Kong Joint Venture	1,691,133	2,644,291	1,529,752

Income from continuing operations before income taxes	670,918	2,485,329	1,901,718

Provision for income tax (benefit) expense	(146,863)	217,281	459,382

INCOME FROM CONTINUING OPERATIONS	817,781	2,268,048	1,442,336

Discontinued operations
Income from the discontinued Canadian subsidiary	-	-	2,481,318

Income tax benefit – discontinued operations	-	-	941,703

Income from discontinued operations	-	-	3,423,021

NET INCOME	$817,781	$2,268,048	$4,865,357

Income per share:
Basic – from continuing operations	$0.34	$0.95	$0.58
Basic – from discontinued operations	$0.00	$0.00	$1.39
Basic – net income	$0.34	$0.95	$1.97
Diluted – from continuing operations	$0.34	$0.95	$0.58
Diluted – from discontinued operations	$0.00	$0.00	$1.38
Diluted – net income	$0.34	$0.95	$1.96
Shares used in computing net income per share:
Basic	2,387,887	2,387,887	2,466,983
Diluted	2,395,766	2,398,300	2,471,807

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance at March 31, 2008	2,487,867	$24,879	$13,453,378	$5,890,023	$55,655	$19,423,935

Stock based compensation	-	-	11,230	-	-	11,230

Comprehensive income:

Effect of currency translation	-	-	-	-	(55,655)	(55,655)

Net income	-	-	-	4,865,357	-	4,865,357

Repurchase of common stock	(79,647)	(796)	(278,172)	-	-	(278,968)

Balance at March 31, 2009	2,408,220	$24,083	$13,186,436	$10,755,380	-	$23,965,899

Stock based compensation	-	-	42,762	-	-	42,762

Net income	-	-	-	2,268,048	-	2,268,048

Repurchase of common stock	(20,333)	(204)	(94,000)	-	-	(94,204)

Balance at March 31, 2010	2,387,887	$23,879	$13,135,198	$13,023,428	-	$26,182,505

Net income	-	-	-	817,781	-	817,781

Balance at March 31, 2011	2,387,887	$23,879	$13,135,198	$13,841,209	$-	$27,000,286

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES
Net income	$817,781	$2,268,048	$4,865,357
Adjustments to reconcile net income to net cash Provided by (used in) operating activities:
Operations of discontinued subsidiary	-	-	(3,431,654)
Depreciation and amortization	61,025	56,361	49,210
Stock based compensation	-	42,762	11,230
(Increase) decrease in deferred taxes	(125,405)	264,546	(227,566)
			-
Earnings of the Hong Kong Joint Venture	(1,691,133)	(2,644,291)	(1,529,752)
Changes in operating assets and liabilities:
Decrease in accounts receivable and amounts due from factor	2,157,589	701,993	1,067,952
(Increase) decrease in inventories	(94,105)	5,557,325	(3,639,743)
Increase in prepaid expenses	(168,165)	(95,447)	(49,548)
(Decrease) increase in accounts payable, accrued expenses, and other	(1,004,757)	(1,120,884)	383,518
Increase in other assets	(19,998)	(1,687)	(2,963)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(67,168)	5,028,726	(2,503,959)

INVESTING ACTIVITIES:
Sale of (investment in) assets held for investment	4,001,890	(4,001,890)	-
Cash distributions from Joint Venture	694,976	1,041,281	965,958
Purchase of equipment	(65,302)	(4,233)	(170,229)
Patent costs capitalized	(89,434)	-	-
Activities of discontinued subsidiary	-	-	2,590,722

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,542,130	(2,964,842)	3,386,451

FINANCING ACTIVITIES:
Activities of discontinued subsidiary	-	-	(4,187,444)
Repurchase of common stock	-	(94,204)	(278,968)
Principal payment of notes payable	-	(79)	-
Decrease in long-term debt	-	-	4,166

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	-	(94,283)	(4,462,246)

INCREASE (DECREASE) IN CASH	4,474,962	1,969,601	(3,579,754)

Cash at beginning of period	2,253,631	284,030	3,863,784

CASH AT END OF PERIOD	$6,728,593	$2,253,631	$284,030

Supplemental information:
Interest paid	$4,166	$78,451	$32,198
Income taxes recovered (paid)	$-	$-	$520,558

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The operations of International Conduits, Ltd (the discontinued subsidiary) are not consolidated and are shown in the consolidated financial statements as the results from discontinued operations. All significant intercompany accounts and transactions have been eliminated in consolidation. We believe that our 50% ownership interest in the Hong Kong Joint Venture allows us to significantly influence the operations of the Hong Kong Joint Venture. As such, we account for our interest in the Hong Kong Joint Venture using the equity method of accounting. We have included our investment balance as a non-current asset and have included our share of the Hong Kong Joint Venture’s income in our consolidated statement of operations. The investment and earnings are adjusted to eliminate intercompany profits.

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

Cash and Cash Equivalents:  Cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. At times, the Company maintains cash and investment balances in financial institutions, which may exceed federally insured limits. The Company has not experienced any losses relating to such accounts and believes it is not exposed to a significant credit risk on its cash and cash equivalents and investments. The carrying value of cash and cash equivalents approximates their fair value based on their short-term maturities at March 31, 2011 and 2010.

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

Stock-Based Compensation: As of March 31, 2011, the Company’s Non-Qualified Stock Option Plan, as amended, has expired. No options are presently exercisable under the now-expired plan.

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

The Company sells trade receivables on a pre-approved non-recourse basis to the Factor under the Factoring Agreement on an ongoing basis. Factoring charges recognized on sales of receivables are included in selling, general and administrative expenses in the consolidated statements of income and amounted to $57,161, $125,432 and $149,597 for the years ended March 31, 2011, 2010 and 2009, respectively. The Agreement for the sale of accounts receivable provides for continuation of the program on a revolving basis until terminated by one of the parties to the Agreement.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At March 31, 2011, an allowance of $75,000 has been provided for uncollectible trade accounts receivable.

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $308,278, $401,446 and $528,643 in fiscal years 2011, 2010 and 2009, respectively.

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

Financial assets recorded at fair value in the accompanying financial statements are categorized based upon their level.

Level 1-

Inputs are other than quoted prices included in Level 1, which are either directly or indirectly observable for the asset or liability through correlation with market data at the reporting date and for the duration of the instrument’s anticipated life of judgment associated with the inputs used to measure their fair value. The levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, and are as follows:

Our investments are classified as Level 1.

Level 2-

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

When quoted prices in active markets for identical assets are available, we use these quoted market prices to determine the fair value of financial assets and classifies these assets as Level 1. In other cases where a quoted market price for identical assets in an active market is either not available or not observable, we obtain the fair value from a third party vendor that uses pricing models, such as matrix pricing, to determine fair value. These financial assets would then be classified as Level 2. In the event quoted market prices were not available, we would determine fair value using broker quotes or an internal analysis of each investment’s financial statements and cash flow projections. In these instances, financial assets would be classified based upon the lowest level of input that is significant to the valuation. Thus, financial assets might be classified in Level 3 even though there could be some significant inputs that may be readily available.   To date, we have never had any assets that were required to be classified as Level 2 or 3

Inventories: Inventories are stated at the lower of cost (first in/first out method) or market. Included as a component of finished goods inventory are additional non-material costs. These costs include overhead costs, freight, import duty and inspection fees of $398,397 and $310,044 at March 31, 2011 and 2010, respectively.  Inventories are shown net of an allowance for inventory obsolescence of $100,000 as of March 31, 2011 and 2010.

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

Recently Issued Accounting Pronouncements: Changes to accounting principles generally accepted in the United States of America (US. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updated (ASU’s) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASU’s.  Recently issued ASU’s were evaluated and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.

Foreign currency:  The activity and accounts of the Hong Kong Joint Venture are denominated in Hong Kong dollars and are translated to US dollars in consolidation.   The Company translates the accounts of the Hong Kong Joint Venture at the applicable exchange rate in effect at the year end date for balance sheet purposes and at the average exchange rate for the reporting period for statement of income purposes.  The related translation adjustments are reported in accumulated other comprehensive income in shareholders’ equity.  Transaction gains and losses arising from transactions denominated in foreign currencies are included in the results of operations.  The Company currently does not maintain cash in foreign banks to support its operations in Hong Kong.

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

	March 31,
	2011	2010	2009

Weighted average number of common shares outstanding for basic EPS	2,387,887	2,387,887	2,466,983

Shares issued upon assumed exercise of outstanding stock options	7,879	10,413	4,824

Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,395,766	2,398,300	2,471,807

NOTE B – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided by using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

The estimated useful lives for financial reporting purposes are as follows:

Automotive and truck equipment	-	Shorter of term of lease or useful life of asset
Leasehold improvements	-	Shorter of term of lease or useful life of asset
Machinery and equipment	-	5 to 10 years
Furniture and fixtures	-	5 to 15 years
Computer equipment	-	5 years

Property and equipment consist of the following:

	March 31,
	2011	2010
Leasehold improvements	$166,772	$166,772
Machinery and equipment	189,276	163,106
Furniture and fixtures	251,611	251,611
Computer equipment	242,003	202,870
	849,662	784,359
Less accumulated depreciation	(646,222)	(585,196)
	$203,440	$199,163

Depreciation and amortization expense totaled $61,025, $56,361 and $49,210 for fiscal years ended March 31, 2011, 2010 and 2009, respectively.

NOTE C - INVESTMENT IN THE HONG KONG JOINT VENTURE

The Company holds a 50% interest in a Joint Venture with a Hong Kong Corporation, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of consumer electronic products. As of March 31, 2011, the Company has an investment balance of $13,149,614 for its 50% interest in the Hong Kong Joint Venture.  There are no material differences between the generally accepted accounting principles (GAAP) used in the Hong Kong Joint Venture’s accounting policies when compared to US GAAP.

The following represents summarized financial information derived from the audited financial statements of the Hong Kong Joint Venture as of March 31, 2011 and 2010 and for the years ended March 31, 2011, 2010 and 2009.

	March 31,
	2011	2010
Current assets	$14,127,686	$16,559,736
Property and other assets	17,208,266	13,882,324

Total	$31,335,952	$30,442,060

Current liabilities	$3,837,140	$4,803,710
Non-current liabilities	24,116	25,569

Equity	27,474,696	25,612,781

Total	$31,335,952	$30,442,060

	For the Year Ended March 31,
	2011	2010	2009

Net sales	$24,231,557	$28,848,177	$36,161,337
Gross profit	6,444,936	8,111,618	9,594,405
Net income	3,339,499	4,018,779	4,011,404

During the years ended March 31, 2011, 2010 and 2009, the Company purchased $8,130,109, $14,748,828, and $22,861,649, respectively, of finished product from the Hong Kong Joint Venture, which represents 85.6%, 99.0% and 97.3%, respectively, of the Company’s total finished product purchases for the years ended at March 31, 2011, 2010 and 2009. Amounts due the Hong Kong Joint Venture included in Accounts Payable totaled $453,480 and $1,472,993 at March 31, 2011 and 2010, respectively. Amounts due from the Hong Kong Joint Venture included in Accounts Receivable totaled $301,380 and $162,305 at March 31, 2011 and 2010, respectively.

The Company’s investment in the Hong Kong Joint Venture as recorded on the Company’s Consolidated Balance sheets has been adjusted by the intercompany profit of the Hong Kong Joint Venture in the Inventory of the Company.

NOTE D - AMOUNTS DUE FROM FACTOR

The Company sells certain of its trade receivables on a pre-approved, non-recourse basis to a Factor. Since these are sold on a non-recourse basis, the factored trade receivables and related repayment obligations are not separately recorded in the Company’s consolidated balance sheets.  The Agreement provides for financing of up to a maximum of $7,500,000 with the amount available at any one time based on 90% of uncollected non-recourse receivables sold to the factor and 50% of qualifying inventory.  Financing of approximately $2,610,571 is available at March 31, 2011.  Any outstanding amounts due to the factor are payable upon demand and bear interest at the prime rate of interest charged by the factor, which is 3.25% at March 31, 2011.  Any amount due to the factor is also secured by the Company’s inventory.  There were no borrowings outstanding under this agreement at March 31, 2011.

Under this Factoring Agreement, the Company sold receivables of approximately $10,360,042 and $25,001,975 during the years ended March 31, 2011 and 2010, respectively. Gains and losses recognized on the sale of factored receivables include the fair value of the limited recourse obligation.  The uncollected balance of non-recourse receivables held by the factor amounted to $1,569,126 and $3,824,553 at March 31, 2011 and 2010.  The amount of the uncollected balance of non-recourse receivables borrowed by the Company as of March 31, 2011 and 2010 is $0 and $0, respectively.  Collected cash maintained on deposit with the factor earns interest at the factor’s prime rate of interest less three percentage points (effective rate 0.25% at March 31, 2011 and 2010).

NOTE E - LEASES

During January 2009, the Company entered into an operating lease for its office and warehouse which expires in March 2019. This lease is subject to increasing rentals at 3% per year.  In June 2009, we amended this lease to include an additional 3,000 square feet of warehouse space contiguous to our existing warehouse in Baltimore County, Maryland.  The Company has the right to terminate the lease after five years for a one-time payment of $42,000.  In February 2004, the Company entered into an operating lease for an approximately 2,600 square foot office in Naperville, Illinois. This lease expires in February 2012 with increasing rentals at 3% per year.

Each of the operating leases for real estate has renewal options with terms and conditions similar to the original lease.  Rent expense, including common area maintenance, totaled $171,080, $161,875 and $119,565 for the years ended March 31, 2011, 2010 and 2009, respectively.

	2012	2013	2014
Future minimum lease payments are as follows:	$171,736	$137,439	$183,593

NOTE F – INCOME TAXES

The Company files its income tax returns in the U.S. federal jurisdiction, and various state jurisdictions.   Deferred income tax assets and liabilities are computed and recognized for those differences that have future tax consequences and will result in net taxable or deductible amounts in future periods.  Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes.  The deferred tax liabilities and assets for the Company result primarily from tax credit carryforwards, reserves, inventories, and accrued liabilities

For the fiscal year ended March 31, 2011, the Company has an accumulated net operating loss carryover of approximately $812,651 that the Company may carry-forward to offset future taxable income.  The Company generated $113,136 of foreign tax credits for the period.  At March 31, 2011, the Company has $1,522,886 of foreign tax and $48,186 of research and development credit carry-forward available to offset future federal income taxes.

For the fiscal year ended March 31, 2010, the Company has an accumulated net operating loss of approximately $551,121 that the Company may carryforward to offset future taxable income.  The Company generated $169,511 of foreign tax credits for the period.  At March 31, 2010, the Company has $1,409,750 of foreign tax credit carryforward available to offset future federal income taxes.

For the fiscal year ended March 31, 2009, the Company generated a net operating loss of $600,508 that the Company elected to carry-back to offset prior taxable income.  In addition, the Company generated $157,249 of foreign tax credits for the period.  Accordingly, at March 31, 2009, the Company had $1,240,239 of foreign tax credit carryforward available to offset future federal income taxes.

The components of income tax expense (benefit) from continuing operations for the Company are as follows:

	2011	2010	2009
Current expense (benefit)
U.S. Federal	$(21,459)	$20,894	$608,794
U.S. State	-	2,229	64,943
	-	23,123	673,737
Deferred expense (benefit)	(125,404)	194,158	(214,355)
Total income tax (benefit) expense	$(146,863)	$217,281	$459,382

	March 31,
	2011	2010
Deferred tax assets:
Financial statement accruals and allowances	$54,340	$112,920
Inventory uniform capitalization	72,412	48,862
Net operating loss carryforward	304,737	305,624
Foreign tax credit carryforward	1,522,886	1,409,750
Research and development tax credit carryforward	48,186	-
Net deferred tax asset	$2,002,561	$1,877,156

The reconciliation between the statutory federal income tax provision and the actual effective tax provision for continuing operations is as follows:

	Years ended March 31,
	2011	2010	2009
Federal tax expense at statutory rate (34%) before loss carry-forward	$225,374	$845,012	$646,584
Non-repatriated earnings of Hong Kong Joint Venture	(338,693)	(325,732)	(114,275)
Foreign tax credit	(74,670)	(169,511)	(157,249)
Research and development credit	(17,361)	-	-
State income tax expense, net of federal tax effect	(5,277)	7,637	64,943
Reduction in uncertain tax position liability	(21,459)	(51,011)	-
Permanent differences	14,955	31,516	19,379
True-up adjustments	70,268	(120,630)	-
Provision for income tax expense (benefit)	$(146,863)	$217,281	$459,382

The Company adopted new income tax guidance regarding uncertain tax positions on April 1, 2007.  As a result of the implementation, the Company recognized an $86,000 liability for unrecognized tax benefits, which was accounted for as a reduction of the April 1, 2007 retained earnings balance.  The total amount of unrecognized tax attributes as of the date of the adoption was approximately $86,000 and includes income taxes, tax penalties and imputed interest.   Interest and penalties related to adjustments to income taxes as filed, have not been significant.    The Company includes any such interest and penalties in its tax provision.  During the fiscal year ended March 31, 2011 and 2010, the amount of the unrecognized tax attributes were reduced by $21,459 and $39,541, respectively, to $25,000, including deemed interest and penalties.  That amount, if ultimately recognized, would reduce the Company’s annual effective tax rate.  The Company has concluded that none of this amount will be paid within the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at April 1, 2010	$46,459

Reduction for tax positions of prior years	(21,459)

Balance at March 31, 2011	$25,000

NOTE G - SHAREHOLDERS’ EQUITY

Stock Repurchase Program – In July 2008, the Company announced a stock buyback program and authorized the purchase of up to 100,000 shares of common stock.  Shares may be purchased from time to time under this program in the open market, through block trades and/or in negotiated transactions.

During the fiscal year ended March 31, 2009, 79,647 shares were repurchased under this program.  Subsequent to March 31, 2009, an additional 20,333 shares were repurchased, resulting in a total of 99,980 shares repurchased at an average price of $3.71 per share.

Stock Options - Under terms of the Company’s now expired 1978 Non-Qualified Stock Option Plan, as amended, 1,170,369 shares of common stock were reserved for the granting of stock options, of which 1,149,638 options had been issued as of March 31, 2009.  At March 31, 2011, there are no options outstanding under the 1978 Non-Qualified Stock Option Plan.

In March 2009, 25,000 options were issued at $3.25 for restricted shares of the Company’s common stock.  These options were not issued under the 1978 Non-Qualified Stock Option Plan and became fully vested after one year with a right to exercise until March 2014.

The following tables summarize the status of exercisable stock options at March 31, 2011 and option transactions for the three years then ended:

Status as of March 31, 2011	Number of Shares

Presently exercisable	25,000

Outstanding options
Number of holders	1
Average exercise price per share	$3.25
Expiration date:	March 2014

Transactions for the Three Years Ended March 31, 2011:	Number of Shares	Weighted Average Exercise Price

Outstanding at March 31, 2008	97,423
Granted	0	3.25
Cancelled	(43,996)	11.27
Exercised	-	0.00

Outstanding at March 31, 2009	53,427
Cancelled	(28,427)	16.09

Outstanding at March 31, 2010 and 2011	25,000	3.25

The following table summarizes information about stock options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs)	Number of Shares	Weighted Average Exercise Price
$3.25	25,000	3.25	5.00	25,000	3.25

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; no annual dividends, expected volatility of 64.05%, risk-free interest rate of 0.5% and expected lives of five years used for options granted in fiscal 2009.  There were no options granted in fiscal 2010 or 2011.

For the fiscal year ended March 31, 2010, we recorded $42,762 of stock-based compensation cost as general and administrative expense in our statement of operations. No forfeitures have been estimated.

As of March 31, 2011, the unrecognized compensation cost related to share-based compensation arrangements that we expect to vest is $0.  The aggregate intrinsic value of currently exercisable options was $124,500 at March 31, 2011.

NOTE H - COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various lawsuits and legal matters.  It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

During fiscal 2010, a litigation matter was settled, resulting in the elimination of an amount previously accrued to pursue the litigation in the amount of $400,000.  The reversal was included in selling, general and administrative expense in fiscal 2010.

NOTE I - MAJOR CUSTOMERS

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. As described in Note C, the Company purchased a majority of its products from its 50% owned Hong Kong Joint Venture.

For the fiscal year ended March 31, 2011, the Company had one customer, Facilities Maintenance, that represented 12.3% of the Company’s product sales.

In prior fiscal years, the Company had one customer, The Home Depot, which represented 51.3% and 46.6% of the Company’s product sales during the periods ended March 31, 2010 and 2009, respectively, and declined to less than 10% for the fiscal year ended March 31, 2011.  Effective approximately April 1, 2010 and for the fiscal year ending March 31, 2011, The Home Depot will continue to sell the Company’s products only online and through the retailer’s professional contractor desk.  Accordingly, sales to The Home Depot decreased to $880,913 for the fiscal year ended March 31, 2011 compared to $15,793,769 and $13,802,809 for the fiscal years ended 2010 and 2009, respectively, and are expected to represent a significantly lower percentage of the Company’s total revenue in future fiscal years.

NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly Results of Operations (Unaudited):

The unaudited quarterly results of operations for fiscal years 2011 and 2010 are summarized as follows:

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,

2011
Net sales	$3,681,421	$3,714,378	$2,475,511	$3,378,294
Gross profit	1,111,242	1,064,144	751,580	834,779
Income from continuing operations	281,867	268,376	19,545	247,993
Income per share from operations:
Basic	0.12	0.11	0.01	0.10
Diluted	0.12	0.11	0.01	0.10

2010
Net sales	$5,914,905	$7,900,805	$6,321,490	$6,301,918
Gross profit	1,169,834	1,647,672	1,319,001	1,195,105
Income from operations	611,465	924,870	263,490	468,223
Income per share from operations:
Basic	0.25	0.39	0.11	0.20
Diluted	0.25	0.39	0.11	0.20

NOTE K – RETIREMENT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code.  All full-time employees who have completed 12 months of service are eligible to participate.  Employees are permitted to contribute up to the amounts prescribed by law.  The Company may provide contributions to the plan consisting of a matching amount equal to a percentage of the employee’s contribution, not to exceed four percent (4%).  Employer contributions were $55,029, $54,680, and $55,059 for the years ended March 31, 2011, 2010 and 2009..

NOTE L – DISCONTINUED OPERATIONS

Discontinued Operations: We report discontinued operations in accordance with current financial guidance for “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, we report businesses or asset groups as discontinued operations when we commit to a plan to divest the business or asset group and the sales of the business or asset group is deemed probable within the next 12 months.

Discontinued operations include our unconsolidated subsidiary, International Conduits, Ltd. which was placed into receivership in the fourth quarter of 2008.  The results of this business, including the loss on impairment, have been presented as discontinued operations for all periods presented.

The consolidated statements of income include the following in discontinued operations:

	Year ended March 31,
	2011	2010	2009
Net Sales	$-	$-	$-

Income (loss) before income taxes (including asset impairment loss of $9,013,990 in 2008)	-	-	2,481,318
Income tax benefit	-	-	941,703
Income (loss) from discontinued operations	$-	$-	$3,423,021

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

NOTE M – INTANGIBLE ASSETS

Intangible assets consist of legal expenses of $89,434 incurred in obtaining and perfecting patents on newly developed detector technology and are capitalized for financial statement purposes. Upon issuance, patents are amortized over twenty years on a straight-line basis.

The estimated useful lives for financial reporting purposes are as follows:

Intangible patent costs	-	20 years

SCHEDULE II

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	Balance at beginning of year	Charged to cost and expenses	Deductions	Balance at end of year

Year ended March 31, 2011	$87,851	$0	$12,851	$75,000
Allowance for doubtful accounts

Year ended March 31, 2010
Allowance for doubtful accounts	$95,927	$0	$8,076	$87,851

Year ended March 31, 2009
Allowance for doubtful accounts	$15,000	$80,927	$0	$95,927

Year ended March 31, 2011
Allowance for inventory reserve	$100,000	$0	$0	$100,000

Year ended March 31, 2010
Allowance for inventory reserve	$204,309	$0	$104,309	$100,000

Year ended March 31, 2009
Allowance for inventory reserve	$40,000	$164,309	$0	$204,309

S-1