Form 10-Q
period 2011-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2011-08-15
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2011

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

At August 12, 2011, the number of shares outstanding of the registrant’s common stock was 2,387,887.

TABLE OF CONTENTS

		Page

Part I - Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets at June 30, 2011 and March 31, 2011	3

	Condensed Consolidated Statements of Earnings for the Three Months Ended June 30, 2011 and 2010	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2011 and 2010	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4.	Controls and Procedures	12

Part II - Other Information

Item 1.	Legal Proceedings	13

Item 6.	Exhibits	13

	Signatures	14

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31
	(Unaudited)	(Audited)
	June 30, 2011	March 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,253,615	$6,728,593
Accounts receivable:
Trade less allowance for doubtful accounts of approximately $75,000 at June 30, 2011 and March 31, 2011	402,043	276,463
Notes receivable - employees	68,019	69,666
Receivable from Hong Kong Joint Venture	117,262	301,380
	587,324	647,509

Amount due from factor	1,507,594	1,569,126
Inventories, net of allowance for obsolete inventory of $70,000 at June 30, 2011 and $100,000 at March 31, 2011	4,509,819	3,534,011
Prepaid expenses	553,951	519,356

TOTAL CURRENT ASSETS	12,412,303	12,998,595

DEFERRED TAX ASSET	2,131,029	2,002,561
INVESTMENT IN HONG KONG JOINT VENTURE	13,388,803	13,149,614
PROPERTY AND EQUIPMENT – NET	194,389	203,440
INTANGIBLE ASSET - NET	88,316	89,434
OTHER ASSETS	40,134	40,134

TOTAL ASSETS	$28,254,974	$28,483,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$709,792	$794,014
Hong Kong Joint Venture accounts payable	350,056	453,480
Accrued liabilities:
Payroll and employee benefits	138,209	177,298
Commissions and other	31,048	33,700

TOTAL CURRENT LIABILITIES	1,229,105	1,458,492

Long-term obligation – other	25,000	25,000

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,387,887 shares issued and outstanding at June 30, 2011 and March 31, 2011	23,879	23,879
Additional paid-in capital	13,135,198	13,135,198
Retained earnings	13,841,792	13,841,209
TOTAL SHAREHOLDERS’ EQUITY	27,000,869	27,000,286
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,254,974	$28,483,778

The accompanying notes are an integral part of these condensed consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,
	2011	2010

Net sales	$3,201,302	$3,681,421
Cost of goods sold – acquired from Joint Venture	1,902,892	2,365,287
Cost of goods sold – other	425,472	204,892

GROSS PROFIT	872,938	1,111,242

Research and development expense	142,753	167,103
Selling, general and administrative expense	1,101,395	1,207,882

Operating loss	(371,210)	(263,743)

Other income (expense):
Investment and interest income	9,654	34,868
Interest expense	(4,480)	(7,064)

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(366,036)	(235,939)

Equity in earnings of Joint Venture	239,189	435,381

(Loss) income from operations before income taxes	(126,847)	199,442

Income tax benefit	127,428	82,425

NET INCOME	$581	$281,867

Income per share:
Basic	0.00	0.12
Diluted	0.00	0.12
Shares used in computing net income per share:
Basic	2,387,887	2,387,887
Diluted	2,396,428	2,395,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$581	$281,867
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in deferred taxes	(128,468)	(82,425)
Depreciation and amortization	11,294	13,756
Earnings of the Joint Venture	(239,189)	(435,381)
Changes in operating assets and liabilities:
Decrease in accounts receivable and amounts due from factor	121,717	2,088,530
(Increase) decrease in inventories and prepaid expenses	(1,010,403)	316,528
Decrease in accounts payable and accrued expenses	(229,385)	(1,462,762)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,473,853)	720,113

INVESTING ACTIVITIES:
Purchase of assets held for investment	-	(29,345)
Purchase of property and equipment	(1,125)	(2,600)

(DECREASE) INCREASE IN CASH	(1,474,978)	688,168

Cash at beginning of period	6,728,593	2,253,631

CASH AT END OF PERIOD	$5,253,615	$2,941,799

Supplemental information:
Interest paid	$4,480	$7,064
Income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its majority owned subsidiaries.  Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2011 audited financial statements filed with the Securities and Exchange Commission on Form 10-K.  The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Joint Venture”), that has manufacturing facilities in the People’s Republic of China, for the manufacturing of security products.  The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the three months ended June 30, 2011 and 2010:

	2011	2010
Net sales	$6,196,059	$6,795,331
Gross profit	1,590,785	1,943,791
Net income	666,827	830,380
Total current assets	15,647,398	17,456,253
Total assets	33,092,428	31,119,018
Total current liabilities	4,453,568	4,812,591

During the three months ended June 30, 2011 and 2010, respectively, the Company purchased $2,550,055 and $2,229,545 of products from the Joint Venture.  For the three month period ended June 30, 2011 and 2010, respectively, the Company has adjusted its earnings of the Joint Venture to reflect an increase of $106,035 and a decrease of $20,191, respectively, for changes to inter-Company profit in inventory

Income Taxes

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

Financing Receivables

In September 2010, the Financial Accounting Standards Board issued an Accounting Standards Update requiring enhanced disclosure of the credit quality of financing receivables, as defined therein, and the adequacy of allowances for credit losses.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided.  At June 30, 2011, an allowance of $75,000 has been provided for uncollectible trade accounts receivable.

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

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three month periods ended June 30, 2011 and 2010, is as follows:

	Three Months Ended June 30,
	2011	2010
Weighted average number of common shares outstanding for basic EPS	2,387,887	2,387,887
Shares issued upon the assumed exercise of outstanding stock options	8,541	7,441
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,396,428	2,395,328

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture.  Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method.  Accordingly, the following discussion and analysis of the three month periods ended June 30, 2011 and 2010 relate to the operational results of the Company.  A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

The Company has developed new products based on new smoke and gas detection technologies, with what the Company believes are improved sensing technology and product features.  The Company has applied for patents for these new products.  Before these products can be sold in North America, independent testing agencies evaluate the effectiveness of the products in performing their stated function and issue an approval and testing certificate for each product.  Certain products now being sold by the Company have received approvals.  The Company continues to pursue obtaining approvals for the remainder of its new product line.

Results of Operations

Three Months Ended June 30, 2011 and 2010

Sales.  Net sales for the three months ended June 30, 2011 were $3,201,302 compared to $3,681,421 for the comparable three months in the prior fiscal year, a decrease of $480,119 (13.0%).  The primary reason for the decrease in net sales volumes is that the comparable quarter of the previous year included approximately $590,000 of sales to a major national retailer which discontinued purchases in the prior year.

Gross Profit Margin.  Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  Our gross profit margin was 27.3% and 30.2% of sales for the quarters ended June 30, 2011 and 2010, respectively.  The decrease in gross profit margin was primarily due to the fixed component of cost of goods sold that could not be fully absorbed due to lower sales.

Expenses.  Research and development expenses decreased by $24,350 from the comparable three months in the prior year, primarily due to the timing of expense incurred to testing facilities.

Selling, general and administrative expenses decreased by $106,487 from the comparable three months in the prior year.  The decrease in the dollar amount of these expenses was due to lower professional fees of approximately $38,000 and other reduced expenditures associated with lower sales volume.  As a percentage of net sales, these expenses increased to 34.4% for the three month period ended June 30, 2011 from 32.8% for the 2010 period.  The increase in costs as a percentage was primarily due to a decrease in sales.

Interest Expense and Income.  Interest income, net of interest expense, was $5,174 for the quarter ended June 30, 2011, compared to net interest income of $27,804 for the quarter ended June 30, 2010.  The decrease in interest income, net of interest expense, is due to a decrease in assets held for investment.

Income Taxes.  During the quarter ended June 30, 2011, the Company generated a net income tax benefit of $127,428.  For the corresponding 2010 period, the Company generated net income tax benefit of $82,425.  The provision for income taxes for the quarter ended June 30, 2011, as compared to the same quarter in the prior year, is determined principally by the loss from operations and the amount and timing of the unrealized earnings of and the payment of dividends by the Hong Kong Joint Venture.  The income tax benefit for the three months ended June 30, 2011 and 2010 is derived from the estimated taxes resulting from the sum of taxable results from operations plus dividends received from the Hong Kong Joint Venture, less the benefit derived, if any, from the utilization of net operating losses available.

Net Income.  We reported net income of $581 for the quarter ended June 30, 2011, compared to net income of $281,867 for the corresponding quarter of the prior fiscal year, a $281,286 (99.8%) decrease.  The reason for the decrease in net income is principally due to lower sales in the retail portion of our business, and reduced earnings of the Joint Venture due to the increase in intercompany profit recorded in inventory during the current quarter.  The increase in intercompany profit recorded in inventory was due to an increase in inventory acquired from our Hong Kong Joint Venture.

Financial Condition and Liquidity

The Company has a Factoring Agreement with CIT Group, Inc. (CIT) which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases.  The maximum amount available under the Factoring Agreement is currently $7,500,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, as of June 30, 2011 we had a borrowing availability of $3,174,707 under the Factoring Agreement.  We had no additional borrowings on the debt portion of the agreement as of June 30, 2011.  The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender.  At June 30, 2011, the prime rate was 3.25%.  Borrowings are collateralized by all of our accounts receivable and inventory.  The Company does not anticipate any changes  in its ability to maintain its short-term or long-term liquidity.

Our factored accounts receivable as of the end of our last fiscal year was $1,569,126, and was $1,507,594 as of June 30, 2011.  Our prepaid expenses as of the end of our last fiscal year were $519,356, and were $553,951 as of June 30, 2011.

Operating activities used cash of $1,473,853 for the three months ended June 30, 2011.  This was primarily due to an increase in inventories and prepaid expenses of $1,010,403, a decrease in accounts receivable and amounts due from factor of $121,717, offset by a decrease in accounts payable and accrued expenses of $229,385 and earnings of the Joint Venture of $239,189.  For the same period last year, operating activities provided cash of $720,113, primarily as a result of decreases in inventory and prepaid expenses offset by a decrease in accounts payable and accrued expenses.

Investing activities used cash of $1,125 during the three months ended June 30, 2011, as a result of the purchase of assets.  For the same period last year, investing activities used cash of $31,945, primarily related to the purchase of assets held for investment.

We believe that funds available under the Factoring Agreement, distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital.

Joint Venture

Net Sales.  Net sales of the Joint Venture for the three months ended June 30, 2011 were $6,196,059, compared to $6,795,331, for the comparable period in the prior fiscal year.  The decrease in net sales by the Joint Venture for the three month period was due to lower volumes of sales of smoke alarm products to non-affiliated customers.

Gross Margins.  Gross margins of the Joint Venture for the three month period ended June 30, 2011 decreased to 25.7% from 28.6% for the 2010 corresponding period.  The lower gross margins for the 2011 period was due to product mix of the Joint Venture’s sales; since gross margins depend on sales volume of various products, with varying margins, lower sales of higher margin products and increased sales of lower margin products affect the overall gross margins.

Expenses.  Selling, general and administrative expenses were $1,030,078, for the three month period ended June 30, 2011, compared to $1,067,291 in the prior year’s respective periods.  As a percentage of sales, expenses were 16.6% for the three month period ended June 30, 2011, compared to 15.7% for the three month period ended June 30, 2010.  The increase in selling, general and administrative expenses, as a percent of sales, was primarily due to fixed costs that do not change in the same proportion as the reduction in sales.

Interest Income and Expense.  Net interest income on assets held for investment was $100,586 for the three month period ended June 30, 2011, compared to net interest income of $48,710 for the prior year’s period, due to increased investments in higher yielding instruments.

Net Income.  For the reasons stated above, net income for the three months ended June 30, 2011 was $666,827, compared to $830,380, in the comparable period last year.

Liquidity.  Cash needs of the Joint Venture are currently met by funds generated from operations.  During the three months ended June 30, 2011, working capital increased by $903,284 from $10,290,546 on March 31, 2011 to $11,193,830 on June 30, 2011.

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

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of its consolidated financial statements.  For a detailed discussion on the application on these and other accounting policies, see Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended March 31, 2011.  Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates.  These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate.  Our critical accounting policies include:

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

Inventories.  Inventories are valued at the lower of cost or market.  Cost is determined on the first-in first-out method.  We have recorded a reserve for obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  Management reviews and updates the reserve quarterly.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At June 30, 2011, an allowance of $75,000 has been provided for uncollectible trade accounts receivable.

Contingencies. From time to time, we are subject to lawsuits and other claims, related to patents and other matters.  Management is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses.  A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. It is the opinion of management, based on advice of legal counsel, that the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial statements.

Warranties. We generally provide warranties from one to ten years to the non-commercial end user on all products sold.  The manufacturers of our products provide us with a one-year warranty on all products we purchase for resale.  Claims for warranty replacement of products beyond the one-year warranty period covered by the manufacturers are immaterial and we do not record estimated warranty expense or a contingent liability for warranty claims.

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

ITEM 6.                  EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated August 12, 2011*
101
Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, June 30, 2011 and March 31, 2011, (ii) Condensed Consolidated Statements of Earnings for the three months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: August 12, 2011	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer
(principal executive officer)

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer
(principal financial officer)