Form 10-Q/A
period 2011-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2011-08-26
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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

UNIVERSAL SECURITY INSTRUMENTS, INC.

The Registrant hereby amends Item 6 of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which was filed with the Commission on August 15, 2011.  The purpose of the amendment is to include interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T.

PART II - OTHER INFORMATION

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
101
Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, June 30, 2011 and March 31, 2011, (ii) Condensed Consolidated Statements of Earnings for the three months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements

*Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC. (Registrant)

Date: August 26, 2011	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer (principal executive officer)

	By:	/s/ James B. Huff
James B. Huff Vice President, Chief Financial Officer (principal financial officer)