Form 10-Q
period 2011-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2011-11-14
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2011

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

At November 10, 2011, the number of shares outstanding of the registrant’s common stock was 2,387,887.

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	September 30, 2011	March 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,689,459	$6,728,593
Accounts receivable:
Trade, less allowance for doubtful accounts of approximately $75,000 at September 30, 2011 and $90,000 at March 31, 2011	765,383	385,809
Notes receivable – employees	69,490	69,666
Receivable from Hong Kong Joint Venture	224,223	192,034
	1,059,096	647,509
Amount due from factor	1,554,622	1,569,126
Inventories, net of allowance for obsolete inventory of $70,000 at September 30, 2011 and $100,000 at March 31, 2011	4,987,278	3,534,011
Prepaid expenses	493,356	519,356

TOTAL CURRENT ASSETS	12,783,811	12,998,595

DEFERRED TAX ASSET	2,036,713	2,002,561
INVESTMENT IN HONG KONG JOINT VENTURE	13,003,839	13,149,614
PROPERTY AND EQUIPMENT – NET	184,475	203,440
INTANGIBLE ASSET – NET	87,198	89,434
OTHER ASSETS	40,134	40,134
TOTAL ASSETS	$28,136,170	$28,483,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$589,263	$794,014
Hong Kong Joint Venture accounts payable	571,409	453,480
Accrued liabilities:
Payroll and employee benefits	128,867	177,298
Commissions and other	130,705	33,700

TOTAL CURRENT LIABILITIES	1,420,244	1,458,492

Long-term obligation	25,000	25,000

COMMITMENTS AND CONTINGENCIES		-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding, 2,387,887 shares at September 30, 2011 and March 31, 2011	23,879	23,879
Additional paid-in capital	13,135,198	13,135,198
Retained earnings	13,531,849	13,841,209
TOTAL SHAREHOLDERS’ EQUITY	26,690,926	27,000,286
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,136,170	$28,483,778

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2011	2010

Net sales	$3,307,514	$3,714,378
Cost of goods sold – acquired from Joint Venture	2,306,855	1,728,796
Cost of goods sold – other	-	921,438

GROSS PROFIT	1,000,659	1,064,144

Research and development expense	151,773	154,430
Selling, general and administrative expense	1,082,838	1,078,881

Operating loss	(233,952)	(169,167)

Other income (expense):
Interest income	15,841	80,119
Interest expense	-	(2,050)

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(218,111)	(91,098)
Equity in earnings of Joint Venture	2,485	416,623

(Loss) income from operations before income taxes	(215,626)	325,525
Provision for income tax expense	94,315	57,149

NET (LOSS) INCOME	$(309,941)	$268,376

(Loss) income per share:
Basic	(0.13)	0.11
Diluted	(0.13)	0.11
Shares used in computing net income per share:
Basic	2,387,887	2,387,887
Diluted	2,387,887	2,394,750

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended September 30,
	2011	2010

Net sales	$6,508,816	$7,395,799
Cost of goods sold - acquired from Joint Venture	4,209,747	4,094,083
Cost of goods – other	425,472	1,126,330

GROSS PROFIT	1,873,597	2,175,386

Research and development expense	294,525	321,533
Selling, general and administrative expense	2,184,233	2,286,763

Operating loss	(605,161)	(432,910)

Other income (expense):
Interest income	21,015	114,987
Interest expense	-	(9,114)

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(584,146)	(327,037)

Equity in earnings of Joint Venture	241,674	852,004

(Loss) income from operations before income taxes	(342,472)	524,967
Provision for income tax benefit	(33,112)	(25,276)

NET (LOSS) INCOME	$(309,360)	$550,243

(Loss) income per share:
Basic	(0.13)	0.23
Diluted	(0.13)	0.23
Shares used in computing net income per share:
Basic	2,387,887	2,387,887
Diluted	2,387,887	2,395,043

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net (loss) income	$(309,360)	$550,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,201	24,907
Earnings of the Joint Venture	(241,674)	(852,004)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and amounts due from factor	(397,083)	2,204,833
(Increase) decrease in inventories and prepaid expenses	(1,427,267)	348,002
Decrease in accounts payable and accrued expenses	(38,248)	(1,343,934)
Increase in deferred taxes and other assets	(34,151)	(8,955)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,426,582)	923,092

INVESTING ACTIVITIES:
Purchase of assets held for investment	-	(2,108,481)
Dividends received from Joint Venture	387,448	273,828

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	387,448	(1,834,653)

NET DECREASE IN CASH	(2,039,134)	(911,561)

Cash at beginning of period	6,728,593	2,253,631

CASH AT END OF PERIOD	$4,689,459	$1,342,070

Supplemental information:
Interest paid	$-	$9,114

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its majority owned subsidiaries.  Significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2011 audited financial statements filed with the Securities and Exchange Commission on Form 10-K.  The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

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

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Joint Venture”), that has manufacturing facilities in the People’s Republic of China, for the manufacturing of security products.  The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the six months ended September 30, 2011 and 2010:

	2011	2010
Net sales	$11,418,433	$12,468,764
Gross profit	2,726,225	3,583,948
Net income	792,317	1,648,828
Total current assets	14,625,933	12,893,889
Total assets	32,071,234	32,196,541
Total current liabilities	4,281,413	5,103,172

During the six months ended September 30, 2011 and 2010, respectively, the Company purchased $5,362,315 and $4,008,328 of products from the Joint Venture.  For the six month period ended September 30, 2011 and 2010, the Company has adjusted its earnings of the Joint Venture to reflect an increase of $146,673 and a decrease of $27,590, respectively, for changes to inter-Company profit in inventory

Income Taxes

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

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided whenever it is more likely than not that a deferred tax asset will not be realized.  The Company follows the financial pronouncement that gives guidance related to the recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.  Interest and penalties related to income tax matters are recorded as income tax expenses.

Financing Receivables

In September 2010, the Financial Accounting Standards Board issued an Accounting Standards Update requiring enhanced disclosure of the credit quality of financing receivables, as defined therein, and the adequacy of allowances for credit losses.

Management considers amounts due from the Company’s factor to be “financing receivables.” Trade accounts receivable, other receivables, and receivables from our Hong Kong Joint Venture are not considered by management to be financing receivables.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided.  At September 30, 2011, an allowance of $75,000 has been provided for uncollectible trade accounts receivable.

Net Income per Common Share

Basic earnings per common share are computed based on the weighted average number of common shares outstanding during the periods presented.  Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents.  The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price.  The 25,000 shares issuable upon the assumed exercise of outstanding stock options as of September 30, 2011 were excluded  from the calculation of diluted earnings per share, as their impact on our loss is anti-dilutive.  As a result basic and diluted income per share are identical for the 3 and 6 month periods ended September 30, 2011.

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three and six month periods ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Weighted average number of common shares outstanding for basic EPS	2,387,887	2,387,887	2,387,887	2,387,887
Shares issued upon the assumed exercise of outstanding stock options	-	6,863	-	7,156
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,387,887	2,394,750	2,387,887	2,395,043

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture.  Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method.  Accordingly, the following discussion and analysis of the three and six month periods ended September 30, 2011 and 2010 relate to the operational results of the Company.  A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

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

Results of Operations

Three Months Ended September 30, 2011 and 2010

Sales.  Net sales for the three months ended September 30, 2011 were $3,307,514 compared to $3,714,378 for the comparable three months in the prior fiscal year, a decrease of $406,864 (11.0%).  The primary reasons for the decrease in net sales volumes were lower sales of our core product lines due to the continued difficulties experienced in the housing market and general economic conditions.

Gross Profit Margin.  Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  Our gross profit margin was 30.3% and 28.6% of sales for the quarters ended September 30, 2011 and 2010, respectively.  The increase in gross profit margin was primarily due to the mix of products sold which included sales of our new product line which typically have higher margins.  Included in the cost of goods sold figure are increased freight costs incurred by the Company to meet delivery commitments to a retailer customer in the Canadian market.

Expenses.  Research and development, and selling, general and administrative expenses were $1,234,611 at September 30, 2011, compared to $1,233,311 for the comparable three months in the prior year.  As a percentage of net sales, these expenses increased to 37.3% for the three month period ended September 30, 2011, from 33.2% for the 2010 period.  The increase in costs as a percentage of net sales was primarily due to fixed costs that do not decrease in the same rate as the reduction in sales.

Interest Expense and Income.  Our interest income, net of interest expense, was $15,841 for the quarter ended September 30, 2011, compared to net interest income of $78,069 for the quarter ended September 30, 2010.  The decrease in interest income, net of interest expense, is due to a reduction in assets held for investment.

Income Taxes.  During the quarter ended September 30, 2011, the Company incurred income tax expense of $94,315.  For the corresponding 2010 period, the Company incurred income tax expense of $57,149.  The provision for income tax expense for the quarter ended September 30, 2011, as compared to the same quarter in the prior year, is impacted principally by the amount and timing of the unrealized earnings of and the payment of dividends by the Hong Kong Joint Venture.

Net (Loss) Income.  We reported a net loss of $309,941 for the quarter ended September 30, 2011, compared to net income of $268,376 for the corresponding quarter of the prior fiscal year, a $578,317 (215.5%) decrease.  The reason for the decrease in net income is reduced revenues, an increase in freight charges incurred to meet sales commitments, lower joint venture earnings and higher income taxes.

Six Months Ended September 30, 2011 and 2010

Sales.  Net sales for the six months ended September 30, 2011 were $6,508,816 compared to $7,395,799 for the comparable six months in the prior fiscal year, a decrease of $886,983 (12.0%).  The primary reasons for the decrease in net sales volumes were lower sales of our core product lines due to the continued difficulties experienced in the housing market and general economic conditions.

Gross Profit Margin.  The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  The Company’s gross profit margin was 29.4% for the period ended September 30, 2010 and 28.8% for the period ended September 30, 2011.  The decrease in gross profit margin was primarily due to the mix of products sold.  Included in the cost of goods sold figure are increased freight costs incurred by the Company to meet delivery commitments to a retailer customer in the Canadian market.

Expenses.  Research and development, and selling, general and administrative expenses were $2,478,758 at September 30, 2011 compared to $2,608,296 for the comparable six months in the prior year.  As a percentage of sales, these expenses were 38.1% for the six month period ended September 30, 2011 and 35.3% for the comparable 2010 period.  The primary reason for the decrease in expenses as a percentage of sales is due to fixed expenses that do not decrease at the same rate as the reduction in sales.

Interest Expense and Income.  Our interest income, net of interest expense was $21,015 for the six months ended September 30, 2011, compared to net interest income of $105,873 for the six months ended September 30, 2010.  The decrease in interest income, net of interest expense, is due to a reduction in assets held for investment.

Income Taxes.  During the six months ended September 30, 2011, the Company recorded an income tax benefit of $33,112.  For the corresponding 2010 period, the Company recorded a tax benefit of $25,276.  The provision for income tax benefit for the six months ended September 30 2011, as compared to the same period in the prior year, is impacted principally by the amount and timing of the unrealized earnings of and the payment of dividends by the Hong Kong Joint Venture.

Net (Loss) Income.  We reported a net loss of $309,360 for the six months ended September 30, 2011 compared to net income of $550,243 for the corresponding period of the prior fiscal year, a decrease of $859,602 (156.2%).  The primary reasons for the decrease are reduced revenues, an increase in freight charges incurred to meet sales commitments, and lower Joint Venture earnings.

Financial Condition and Liquidity

The Company has a Factoring Agreement with CIT Group, Inc. (CIT) which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases.  The maximum amount available under the Factoring Agreement is currently $7,500,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, as of September 30, 2011 we had a borrowing availability of $3,389,319 under the Factoring Agreement and had no borrowings.  The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender.  At September 30, 2011, the prime rate was 3.25%.  Borrowings are collateralized by all of our accounts receivable and inventory.

Our factored accounts receivable as of the end of our last fiscal year was $1,569,126, and was $1,554,622 as of September 30, 2011.  Our prepaid expenses as of the end of our last fiscal year were $519,356, and were comparable to prepaid expenses of  $493,356 as of September 30, 2011.

Operating activities used cash of $2,426,582 for the six months ended September 30, 2011.  This was primarily due to an increase in accounts receivable and due from factor of $397,083 and an increase in inventories and prepaid expenses of $1,427,267, offset by a decrease in accounts payable and accrued expenses of $38,248 and earnings of the Joint Venture of $241,673.  For the same period last year, operating activities provided cash of $923,092, primarily as a result of decreases in inventory and prepaid expenses offset by a decrease in accounts payable and accrued expenses.

Investing activities provided cash of $387,448 during the six months ended September 30, 2011, and used cash of $1,834,653 at September 30, 2010.  In the six months ended September 30, 2010, the Company purchased assets held for investment.  The Company increased its assets held for investment in an effort to obtain a more favorable return.

Financing activities did not provide or use cash during the six months ended September 30, 2011 or September 30, 2010.

We believe that funds available under the Factoring Agreement, distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital.

Joint Venture

Net Sales.  Net sales of the Joint Venture for the three and six months ended September 30, 2011 were $5,222,374 and $11,418,433, respectively, compared to $5,673,433 and $12,468,764, respectively, for the comparable period in the prior fiscal year.  The 8.0% and 8.4% respective decreases in net sales by the Joint Venture for the three and six month periods were due to lower volumes of sales to unaffiliated customers primarily in Europe.

Gross Margins.  Gross margins of the Joint Venture for the three month period ended September 30, 2011 decreased to 21.7% from 28.9% for the 2010 corresponding period.  For the six month period ended September 30, 2011, gross margins decreased to 23.9% from the 28.7% gross margin of the prior year’s corresponding period.  The lower gross margins for the 2011 period was due to product mix of the Joint Venture’s sales; since gross margins depend on sales volume of various products, with varying margins, increased sales of higher margin products and decreased sales of lower margin products affect the overall gross margins.

Expenses.  Selling, general and administrative expenses were $1,128,308 and $2,158,386, respectively, for the three and six month periods ended September 30, 2011, compared to $969,630 and $2,036,921 in the prior year’s respective periods.  As a percentage of sales, expenses were 21.6% and 18.9% for the three and six month periods ended September 30, 2011, compared to 17.1% and 16.3% for the three and six month periods ended September 30, 2010.  The increase in selling, general and administrative expense as a percent of sales was primarily due to certain fixed costs that remained constant despite decreased net sales, and due to a loss on assets held for investment during the quarter ended September 30, 2011.

Interest Income and Expense.  Interest income on assets held for investment was $115,283 and $217,812 respectively, for the three and six month periods ended September 30, 2011, compared to interest income of $71,235 and $121,516, respectively, for the prior year’s periods, principally due to the increase in the average balance of assets held for investment.

Net Income.  Net income for the three and six months ended September 30, 2011 was $125,490 and $792,317, respectively, compared to $818,448 and $1,648,828, respectively, in the comparable periods last year.  The 84.7% and 51.9% respective decrease in net income for the three and six month periods were due primarily to decreased sales volume as noted above, combined with higher costs for labor and materials reflected as lower gross profit margins as discussed above.

Liquidity.  Cash needs of the Joint Venture are currently met by funds generated from operations.  During the six months ended September 30, 2011, working capital increased by $53,974 from $10,290,546 on March 31, 2011 to $10,344,520 on September 30, 2011.

Critical Accounting Policies

Management’s discussion and analysis of our consolidated financial statements and results of operations are based on our condensed Consolidated Financial Statements included as part of this document. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates, including those related to bad debts, inventories, income taxes, and contingencies and litigation. We base these estimates on historical experiences, future projections and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.  For a detailed discussion on the application on these and other accounting policies, see Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended March 31, 2011.  Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates.  These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate.  Our critical accounting policies include:

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

Income Taxes.  The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, whenever it is more likely than not that a deferred tax asset will not be realized..  The Company follows the financial pronouncement that gives guidance related to the financial statement of recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.  Interest and penalties related to income tax matters are recorded as income tax expenses.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At September 30, 2011, an allowance of $75,000 has been provided for uncollectible trade accounts receivable.

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

ITEM 6.                      EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, File No. 1-31747)
10.1	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.2
Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)

10.3
Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)

10.4
Amendment, dated December 22, 2010, to Amended and Restated Factoring Agreement between the Registrant and CIT dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2011, file No. 1-31747)

10.5
Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)

10.6
Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2010 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, File No. 1-31747)

10.7
Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), and by Addendum dated March 11, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2011, File No. 1-31747)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated November 9, 2011*
101
Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, September 30, 2011 and March 31, 2011, (ii) Condensed Consolidated Statements of Earnings for the six months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: November 14, 2011	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer