Form 10-Q
period 2011-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2012-02-13
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At February 10, 2012, the number of shares outstanding of the registrant’s common stock was 2,346,450.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	December 31, 2011	March 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,728,238	$6,728,593
Accounts receivable:
Trade, less allowance for doubtful accounts of approximately $75,000 at December 31, 2011 and $90,000 at March 31, 2011	242,936	276,463
Notes receivable – employees	69,592	69,666
Receivable from Hong Kong Joint Venture	573,440	301,380
	885,968	647,509
Amount due from factor	1,314,522	1,569,126
Inventories, net of allowance for obsolete inventory of $70,000 at December 31, 2011 and $100,000 at March 31, 2011	4,928,140	3,534,011
Prepaid expenses	481,429	519,356

TOTAL CURRENT ASSETS	12,338,297	12,998,595

DEFERRED TAX ASSET	2,154,767	2,002,561
INVESTMENT IN HONG KONG JOINT VENTURE	13,256,930	13,149,614
PROPERTY AND EQUIPMENT – NET	177,755	203,440
INTANGIBLE ASSET – NET	86,079	89,434
OTHER ASSETS	40,134	40,134
TOTAL ASSETS	$28,053,962	$28,483,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$683,743	$794,014
Hong Kong Joint Venture accounts payable	539,291	453,480
Accrued liabilities:
Payroll and employee benefits	122,965	177,298
Commissions and other	30,975	33,700

TOTAL CURRENT LIABILITIES	1,376,974	1,458,492

Long-term obligation	25,000	25,000

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding, 2,366,848 shares at December 31, 2011 and 2,387,887 shares at March 31, 2011	23,668	23,879
Additional paid-in capital	13,029,245	13,135,198
Retained earnings	13,599,075	13,841,209
TOTAL SHAREHOLDERS’ EQUITY	26,651,988	27,000,286
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,053,962	$28,483,778

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2011	2010

Net sales	$3,186,197	$2,475,511
Cost of goods sold – acquired from Joint Venture	2,213,232	1,723,931
Cost of goods sold – other	154,438	-

GROSS PROFIT	818,527	751,580

Selling, general and administrative expense	1,035,531	1,061,936
Research and development expense	139,332	181,986

Operating loss	(356,336)	(492,342)

Other income:
Interest income	22,668	63,219

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(333,668)	(429,123)
Equity in earnings of Joint Venture	284,440	373,322

Loss from operations before income taxes	(49,228)	(55,801)
Income tax benefit	116,454	75,346

NET INCOME	$67,226	$19,545

Income per share:
Basic	0.03	0.01
Diluted	0.03	0.01
Shares used in computing net income per share:
Basic	2,377,211	2,387,887
Diluted	2,383,093	2,395,865

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended December 31,
	2011	2010

Net sales	$9,695,013	$9,871,310
Cost of goods sold – acquired from Joint Venture	6,422,979	5,818,014
Cost of goods sold – other	579,910	1,126,330

GROSS PROFIT	2,692,124	2,926,966

Selling, general and administrative expense	3,219,764	3,348,699
Research and development expense	433,857	503,519

Operating loss	(961,497)	(925,252)

Other income (expense):
Interest income	43,683	173,271
Interest expense	-	(4,179)

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(917,814)	(756,160)

Equity in earnings of Joint Venture	526,114	1,225,326

(Loss) income from operations before income taxes	(391,700)	469,166
Income tax benefit	149,566	100,622

NET (LOSS) INCOME	$(242,134)	$569,788

(Loss) income per share:
Basic	(0.10)	0.24
Diluted	(0.10)	0.24
Shares used in computing net income per share:
Basic	2,384,315	2,387,887
Diluted	2,384,315	2,395,341

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended December 31,
	2011	2010
OPERATING ACTIVITIES
Net (loss) income	$(242,134)	$569,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,100	43,428
Earnings of the Joint Venture	(526,114)	(1,225,326)
Investment earnings	-	(173,271)
Stock based compensation	3,706	-
Changes in operating assets and liabilities:
Decrease in accounts receivable and amounts due from factor	16,145	2,881,769
Increase in inventories and prepaid expenses	(1,356,202)	(172,510)
Increase in accounts payable and accrued expenses	(81,518)	(1,381,854)
Increase in deferred taxes and other assets	(152,206)	(113,806)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,305,223)	428,218

INVESTING ACTIVITIES:
Purchase of assets held for sale	-	(3,449,359)
Proceeds from sale of assets held for investment	-	7,451,249
Investment earnings	-	173,271
Dividends received from Joint Venture	418,798	473,765
Purchase of property and equipment	(4,060)	(33,528)

NET CASH PROVIDED BY INVESTING ACTIVITIES	414,738	4,615,398

FINANCING ACTIVITIES
Repurchase of common stock	(109,870)	-

NET CASH (USED BY) FINANCING ACTIVITIES	(109,870)	-

NET (DECREASE) INCREASE IN CASH	(2,000,355)	5,043,616

Cash at beginning of period	6,728,593	2,253,631

CASH AT END OF PERIOD	$4,728,238	$7,297,247

Supplemental information:
Interest paid	$-	$4,179

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

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Joint Venture”), that has manufacturing facilities in the People’s Republic of China, for the manufacturing of security products. The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the nine months ended December 31, 2011 and 2010:

	2011	2010
Net sales	$17,441,872	$19,391,269
Gross profit	4,238,962	5,495,467
Net income	1,384,839	2,537,991

Total current assets	15,019,874	13,042,670
Total assets	32,609,488	31,890,519
Total current liabilities	4,209,137	4,730,928

During the nine months ended December 31, 2011 and 2010, respectively, the Company purchased $7,231,925 and $5,818,014 of products from the Joint Venture. For the nine month period ended December 31, 2011 and 2010, the Company has adjusted its earnings of the Joint Venture to reflect a decrease of $158,494 and an increase of $35,867, respectively, for changes to Inter-Company profit in inventory

Income Taxes

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At December 31, 2011, an allowance of $75,000 has been provided for estimated uncollectible trade accounts receivable.

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

Diluted income per common share for the three and nine months ended December 31, 2011 excludes 97,000 of outstanding “out-of-the-money” stock options. Diluted income per common share for the nine months ended December 31, 2011 excludes 25,000 “in-the-money” stock options, as their effect is anti-dilutive. As a result, the weighted average number of common shares outstanding is identical for both basic and diluted income per share for the nine months ended December 31, 2011.

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three and nine month periods ended December 31, 2011 and 2010 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Weighted average number of common shares outstanding for basic EPS	2,377,211	2,387,887	2,384,315	2,387,887
Shares issued upon the assumed exercise of outstanding stock options	5,882	7,978	0	7,454
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,383,093	2,395,865	2,384,315	2,395,341

Shareholders’ Equity

Stock Repurchase Program. In October 2011, the Company announced a stock buyback program and authorized the purchase of up to 100,000 shares of common stock. Shares may be purchased from time to time under this program in the open market, through block trades and/or in negotiated transactions.

From inception through December 31, 2011, a total of 21,039 shares were repurchased at an average price of $5.22 per share.

Stock Options. In October 2011, the shareholders approved the Company’s 2011 Non-Qualified Stock Option Plan (the “Plan”). Under the terms of the Plan, 120,000 shares are reserved for the granting of stock options, of which 97,000 have been issued as of December 31, 2011. Under the provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable. During December 2011, ninety-seven thousand (97,000) options were granted at an option price of $5.51 per share. The fair value of the options granted is approximately $171,000 at December 31, 2011. Fifty percent of the options vest one year after issuance, with the remaining fifty percent vesting twenty-three months after issuance. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; no annual dividends, expected volatility of 57.7%, risk-free interest rate of 0.3% and expected lives of two years used for options granted in fiscal 2011.

In addition, in March 2009, 25,000 options were granted at $3.25 for restricted shares of the Company’s common stock. These options are fully vested with a right to exercise until March 2014.

For the period ended December 31, 2011, we recorded $3,706 of stock-based compensation cost as general and administrative expense in our statement of operations. No forfeitures have been estimated.

As of December 31, 2011, the unrecognized compensation cost related to share-based compensation arrangements that we expect to vest is $166,752 that will be recognized over a period of twenty-three months as the options vest. The aggregate intrinsic value of currently exercisable options was $0 at December 31, 2011.

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three and nine month periods ended December 31, 2011 and 2010 relate to the operational results of the Company. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

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

Results of Operations

Three Months Ended December 31, 2011 and 2010

Sales. Net sales for the three months ended December 31, 2011 were $3,186,197 compared to $2,475,511 for the comparable three months in the prior fiscal year, an increase of $710,686 (28.7%). The primary reason for the increase in net sales volumes is additional sales of our recently introduced product line.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 25.7% and 30.4% of sales for the quarters ended December 31, 2011 and 2010, respectively. One of the elements of cost of goods sold is the cost of handling and maintaining inventory, or the inventory burden. A portion of the inventory burden is factored into the gross profit margin calculation and is spread across net sales, and a portion increases the carrying costs of inventory as recorded on our balance sheet. The decrease in gross profit margin for the 2011 period when compared to the 2010 period was primarily due to the higher inventory burden rate reflected on our balance sheet in 2010 when we had lower net sales than was used in the 2011 period when we had higher net sales.

Expenses. Research and development, and selling, general and administrative expenses were $1,174,863 at December 31, 2011, compared to $1,243,922 for the comparable three months in the prior year. As a percentage of net sales, these expenses were 36.9% for the three month period ended December 31, 2011, from 50.2% for the 2010 period. The decrease in costs as a percentage of net sales was primarily due to expenses in the prior year not decreasing at the same rate as sales for that period.

Interest Expense and Income. Our interest income, net of interest expense, was $22,668 for the quarter ended December 31, 2011, compared to net interest income of $63,219 for the quarter ended December 31, 2010. The decrease in interest income, net of interest expense, is due to a reduction in assets held for investment that provided a higher return than cash and cash equivalents.

Income Taxes. During the quarter ended December 31, 2011, the Company recognized an income tax benefit of $116,454. For the corresponding 2010 period, the Company recorded an income tax benefit of $75,346. The provision for income tax expense for the quarter ended December 31, 2011, as compared to the same quarter in the prior year, is impacted principally by the amount and timing of the unrealized earnings of and the payment of dividends by the Hong Kong Joint Venture.

Net Income. We reported net income of $67,226 for the quarter ended December 31, 2011, compared to net income of $19,545 for the corresponding quarter of the prior fiscal year, a $47,681 (244.0%) increase. The reason for the increase in net income is principally due to the timing of the income tax benefit that is related to the timing of the earnings of the Joint Venture as discussed above.

Nine months ended December 31, 2011 and 2010

Sales. Net sales for the nine months ended December 31, 2011 were $9,695,013 compared to $9,871,310 for the comparable nine months in the prior fiscal year, a decrease of $176,297 (1.8%). The primary reasons for the decrease in net sales volumes were lower sales of our core product lines due to the continued difficulties experienced in the housing market and general economic conditions, partially offset by an initial order of our new product line by a major retailer.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 27.8% for the period ended December 31, 2011 and 29.7% for the comparable 2010 period. The decrease in gross profit margin was primarily due to freight charges included in the cost of goods sold figure incurred by the Company to meet delivery commitments to a retailer customer in the Canadian market.

Expenses. Research and development, and selling, general and administrative expenses were $3,653,621 at December 31, 2011 compared to $3,852,218 for the comparable nine months in the prior year. As a percentage of sales, these expenses were 37.7% for the nine month period ended December 31, 2011 and 39.0% for the comparable 2010 period. The primary reason for the decrease in expenses as a percentage of sales is due to reduced expenditures on research and development and fixed expenses that do not decrease at the same rate as the reduction in sales.

Interest Expense and Income. Our interest income, net of interest expense was $43,683 for the nine months ended December 31, 2011, compared to net interest income of $169,092 for the comparable 2010 period. The decrease in interest income, net of interest expense, is due to a reduction in assets held for investment that provided a higher return than cash and cash equivalents.

Income Taxes. During the nine months ended December 31, 2011, the Company recorded an income tax benefit of $149,566. For the corresponding 2010 period, the Company recorded a tax benefit of $100,622. The provision for income tax benefit for the nine months ended December 31 2011, as compared to the same period in the prior year, is impacted principally by the amount and timing of the unrealized earnings of and the payment of dividends by the Hong Kong Joint Venture and higher losses year-to-date at December 31, 2011.

Net (Loss) Income. We reported a net loss of $242,134 for the nine months ended December 31, 2011 compared to net income of $569,788 for the corresponding period of the prior fiscal year, a decrease of $811,922 (142.5%). The primary reason for the decrease is lower Joint Venture earnings.

Financial Condition and Liquidity

The Company has a Factoring Agreement with CIT Group, Inc. (CIT) which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum amount available under the Factoring Agreement is currently $5,368,952. Based on specified percentages of our accounts receivable and inventory, cash on deposit and letter of credit commitments, as of December 31, 2011 we had a borrowing availability of $5,368,952 under the Factoring Agreement and had no borrowings. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender. At December 31, 2011, the prime rate was 3.25%. Borrowings are collateralized by all of our accounts receivable, inventory and cash on deposit.

Our factored accounts receivable as of the end of our last fiscal year was $1,569,126, and was $1,314,522 as of December 31, 2011. Our prepaid expenses as of the end of our last fiscal year were $519,356, and were comparable to prepaid expenses of $481,429 as of December 31, 2011.

Operating activities used cash of $2,305,223 for the nine months ended December 31, 2011. This was primarily due to an increase in inventories and prepaid expenses of $1,356,202 and an increase in accounts payable and accrued expenses of $81,518 and earnings of the Joint Venture of $526,114. For the same period last year, operating activities provided cash of $428,218, primarily as a result of decreases in inventory and prepaid expenses offset by a decrease in accounts payable and accrued expenses.

Investing activities provided cash of $414,738 during the nine months ended December 31, 2011, principally from dividends received from the Joint Venture, and provided cash of $4,615,398 at December 31, 2010, primarily related to the sale of investments. In the nine months ended December 31, 2010, the Company purchased assets held for investment. The Company increased its assets held for investment in an effort to obtain a more favorable return.

Financing activities used cash of $109,870, due to the repurchase of the Company’s common stock in accordance with the Company’s stock repurchase plan during the nine months ended December 31, 2011.

We believe that funds available under the Factoring Agreement, distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three and nine months ended December 31, 2011 were $6,023,439 and $17,441,872, respectively, compared to $6,922,505 and $19,391,269, respectively, for the comparable period in the prior fiscal year. The 13.0% and 10.1% respective decreases in net sales by the Joint Venture for the three and nine month periods were due to lower volumes of sales to unaffiliated customers primarily in Europe, due to a continuing economic downturn.

Gross Margins. Gross margins of the Joint Venture for the three month period ended December 31, 2011 increased to 27.8% from 27.6% for the 2010 corresponding period. For the nine month period ended December 31, 2011, gross margins decreased to 24.3% from the 28.3% gross margin of the prior year’s corresponding period. The changes in the gross margins for the 2011 period were due to product mix of the Joint Venture’s sales; since gross margins depend on sales volume of various products, with varying margins, increased sales of higher margin products and decreased sales of lower margin products affect the overall gross margins.

Expenses. Selling, general and administrative expenses were $1,016,033 and $3,174,419, respectively, for the three and nine month periods ended December 31, 2011, compared to $1,039,048 and $3,075,969 in the prior year’s respective periods. As a percentage of sales, expenses were 16.9% and 18.2% for the three and nine month periods ended December 31, 2011, compared to 15.0% and 15.9% for the three and nine month periods ended December 31, 2010. The increase in selling, general and administrative expense as a percent of sales was primarily due to certain fixed costs that remained constant despite decreased net sales, and due to a loss on assets held for investment during the nine months ended December 31, 2011.

Interest Income and Expense. Interest income on assets held for investment was $105,745 and $323,557 respectively, for the three and nine month periods ended December 31, 2011, compared to interest income of $113,964 and $285,697, respectively, for the prior year’s periods. Decreased earnings from assets held for investment is principally due to the decrease in the average balance of assets held for investment.

Net Income. Net income for the three and nine months ended December 31, 2011 was $592,522 and $1,384,839, respectively, compared to $889,164 and $2,537,992, respectively, in the comparable periods last year. The 33.4% and 45.4% respective decrease in net income for the three and nine month periods were due primarily to decreased sales volume as noted above, combined with higher costs for labor and materials reflected as lower gross profit margins as discussed above.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the nine months ended December 31, 2011, working capital decreased by $1,978,804 from $10,290,546 on March 31, 2011 to $8,311,742 on December 31, 2011.

Shareholders’ Equity

Stock Repurchase Program. In October 2011, the Company announced a stock buyback program and authorized the purchase of up to 100,000 shares of common stock. Shares may be purchased from time to time under this program in the open market, through block trades and/or in negotiated transactions.

From inception to December 31, 2011, 21,039, shares were repurchased under this program. A total of 21,039 shares were repurchased at an average price of $5.22 per share.

Stock Options. In October 2011, the shareholders approved the Company’s 2011 Non-Qualified Stock Option Plan (the “Plan”). Under the terms of the Plan, 120,000 shares are reserved for the granting of stock options, of which 97,000 have been issued as of December 31, 2011. Under the provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable. During December 2011, ninety-seven thousand (97,000) options were granted at an option price of $5.51 per share. The fair value of the options granted is approximately $171,000 at December 31, 2011. Fifty percent of the options vest one year after issuance, with the remaining fifty percent vesting twenty-three months after issuance. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; no annual dividends, expected volatility of 57.7%, risk-free interest rate of 0.3% and expected lives of two years used for options granted in fiscal 2011.

In addition, in March 2009, 25,000 options were issued at $3.25 for restricted shares of the Company’s common stock. These options are fully vested with a right to exercise until March 2014.

For the period ended December 31, 2011, we recorded $3,706 of stock-based compensation cost as general and administrative expense in our statement of operations. No forfeitures have been estimated.

As of December 31, 2011, the unrecognized compensation cost related to share-based compensation arrangements that we expect to vest is $166,752 that will be recognized over a period of twenty-three months as the options vest. The aggregate intrinsic value of currently exercisable options was $0 at December 31, 2011.

Critical Accounting Policies

Management’s discussion and analysis of our condensed consolidated financial statements and results of operations are based on our condensed Consolidated Financial Statements included as part of this document. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to bad debts, inventories, income taxes, and contingencies and litigation. We base these estimates on historical experiences, future projections and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At December 31, 2011, an allowance of $75,000 has been provided for uncollectible trade accounts receivable.

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

The following table sets forth information with respect to purchases of common stock by the Company or any affiliated purchasers during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

November 2011	11,000	$5.35	11,000	89,000

December 2011	10,039	$5.08	10,039	78,961

Total	21,039	$5.22	21,039	78,961

In October 2011, the Company announced a stock buyback program and authorized the purchase of up to 100,000 shares of common stock. Shares may be purchased from time to time under this program in the open market, through block trades and/or in negotiated transactions. The program will terminate when 100,000 shares of common stock have been repurchased by the Company pursuant to the program (unless increased or decreased by the Board of Directors).

ITEM 6.	EXHIBITS

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, File No. 1-31747)
10.1	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.2	Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.3	Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.4	Amendment, dated December 22, 2010, to Amended and Restated Factoring Agreement between the Registrant and CIT dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2011, file No. 1-31747)

10.5	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.6	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2010 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, File No. 1-31747)
10.7	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), and by Addendum dated March 11, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2011, File No. 1-31747)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated February 10, 2012*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, December 31, 2011 and March 31, 2011, (ii) Condensed Consolidated Statements of Earnings for the nine months ended December 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010, and (v) Notes to Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: February 10, 2012	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer

