Form 10-K
period 2012-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2012-06-28
CIK 102109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2012 or

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the New York Stock Exchange (NYSE AMEX) on September 30, 2011, was $11,183,350.

The number of shares of common stock outstanding as of June 15, 2012 was 2,336,354.

documents incorporated by reference

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2012 Annual Meeting of Shareholders (to be filed).

UNIVERSAL SECURITY INSTRUMENTS, INC.

2012 ANNUAL REPORT ON FORM 10-K

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

In 1989 we formed Eyston Company Limited, a limited liability company under the laws of Hong Kong, as a joint venture with a Hong Kong-based partner, to manufacture various products in the Peoples Republic of China (the “Hong Kong Joint Venture”). We currently own a 50% interest in the Hong Kong Joint Venture and are a significant customer of the Hong Kong Joint Venture (45.8% and 28.8% of its sales during fiscal 2012 and 2011 respectively), with the balance of its sales made to unrelated customers worldwide. We import all of our products from foreign suppliers. For the fiscal year ended March 31, 2012, approximately 96.2% of our purchases were imported from the Hong Kong Joint Venture.

Our sales for the year ended March 31, 2012 were $13,304,602 compared to $13,249,604 for the year ended March 31, 2011. We reported a net loss of $503,288 in fiscal 2012 compared to net income of $817,781 in fiscal 2011, a decrease of 161.5%. The primary reasons for the decrease were a $1,190,631 (70.4%) decrease in the earnings of the Joint Venture due to lower sales to non-affiliated customers, higher selling costs incurred to meet delivery commitments to the U.S. customers, and a decrease in investment and interest income due to a decrease in cash invested in short term instruments.

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

Over the past four fiscal years we developed new smoke, carbon monoxide, and natural gas detection technologies. This effort has resulted in the development of new alarm sensing technology and we have applied for nine patents on these new technologies and features. To date we have been granted five patents, and we are currently awaiting notification from the U.S. Patent Office regarding the remaining patent applications. Our new technologies and features have been trademarked under the trade name IoPhic®. We also regularly submitted each of our new products for independent testing agency approval, and we introduced products into the marketplace as approvals were received. This process began during the fourth quarter of our 2011 fiscal year and by the end of the third quarter of our 2012 fiscal year we had completed testing and received approvals from independent testing agencies for all of the next generation of products that we had submitted for testing.

The Company is continuing its research and development efforts and expects to submit additional products to independent testing agencies and expects to incur additional engineering, design, and certification costs of between $400,000 and $500,000 during the fiscal year ending March 31, 2013. In addition, the Company has initiated marketing efforts to educate consumers on the significant benefits and features of the IoPhic® technology and to introduce the new product line to the retail marketplace and expects to incur costs of between $350,000 and $450,000 as a result of this effort.

Our wholly-owned subsidiary, USI Electric, Inc., focuses its sales and marketing efforts to maximize safety product sales, especially smoke alarms and carbon monoxide alarms manufactured by our Hong Kong Joint Venture, to the electrical distribution trade.

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

A significant portion of our sales are made by approximately 27 independent sales organizations, compensated by commission, which represents approximately 230 sales representatives, some of which have warehouses where USI Electric products are maintained for sale. In addition, the Company has established a national distribution system with 9 regional stocking warehouses throughout the United States which generally enables customers to receive their orders the next day without paying for overnight freight charges. Our agreements with these sales organizations are generally cancelable by either party upon 30 days notice. We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business. Sales are also made directly by the officers and full-time employees of the Company and our USI Electric subsidiary, seven of whom have other responsibilities for the Company. Sales outside the United States are made by our officers and through exporters, and amounted to approximately 12% in fiscal 2012 and 10% of total sales in the fiscal year ended March 31, 2011.

We also market our products through our website and through our own sales catalogs and brochures, which are mailed directly to trade customers. Our customers, in turn, may advertise our products in their own catalogs and brochures and in their ads in newspapers and other media. We also exhibit and sell our products at various trade shows, including the annual National Hardware Show.

Our backlog of orders believed to be firm as of March 31, 2012 was approximately $2,128,473. Our backlog as of March 31, 2011 was approximately $669,315. This increase in backlog is primarily due to the timing of orders of our safety products.

Hong Kong Joint Venture

We have a 50% interest in Eyston Company Limited, the Hong Kong Joint Venture, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of certain of our electronic and electrical products.

We believe that the Hong Kong Joint Venture arrangement will ensure a continuing source of supply for a majority of our safety products at competitive prices. During fiscal years ended 2012 and 2011, 96.2% and 85.6%, respectively, of our total inventory purchases were made from the Hong Kong Joint Venture. The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms. Negative changes in economic and political conditions in China or any other adversity to the Hong Kong Joint Venture will unfavorably affect the value of our investment in the Hong Kong Joint Venture and would have a material adverse effect on the Company’s ability to purchase products for distribution.

Our purchases from the Hong Kong Joint Venture represented approximately 45.8% of the Hong Kong Joint Venture’s total sales during fiscal 2012 and 28.8% of total sales during fiscal 2011, with the balance of the Hong Kong Joint Venture’s sales being primarily made in Europe and Australia, to unrelated customers. The Hong Kong Joint Venture’s sales to unrelated customers were $12,008,026 in fiscal 2012 and $17,258,918 in fiscal 2011. Please see Note C of the Financial Statements for a comparison of annual sales and earnings of the Hong Kong Joint Venture.

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

Competition

In fiscal year 2012, sales of safety products accounted for substantially all of our total sales. In the sale of smoke alarms and carbon monoxide alarms, we compete in all of our markets with First Alert and Walter Kidde Portable Equipment, Inc. These companies have greater financial resources and financial strength than we have. We believe that our safety products compete favorably in the market primarily on the basis of styling, features and pricing.

The safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Employees

As of March 31, 2012, we had 16 employees, 12 of whom are engaged in administration and sales, and the balance of whom are engaged in product development. Our employees are not unionized, and we believe that our relations with our employees are satisfactory.

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

Effective March 2003, we entered into an operating lease for an approximately 2,600 square foot office in Naperville, Illinois. This lease was renewed in March 2012 and increased to approximately 3,400 square feet and extends through February 2015. The monthly rental, with common area maintenance, approximated $3,450 per month during the current fiscal year and is subject to increasing rentals of 3% per year.

The Hong Kong Joint Venture currently operates an approximately 100,000 square foot manufacturing facility in the Guangdong province of Southern China and a 250,000 square-foot manufacturing facility in the Fujian province of Southern China. In addition, the Hong Kong Joint Venture has construction in progress related to an additional 126,000 square foot facility in southern China. The Hong Kong Joint Venture’s offices are leased pursuant to a five year lease with rental payments of approximately $13,250 per month.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

Harvey B. Grossblatt	65	President, Chief Operating Officer and Chief Executive Officer

James B. Huff	60	Chief Financial Officer, Secretary and Treasurer

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

Market for Common Stock

Our common stock, $.01 par value (the “Common Stock”) trades on the NYSE Amex LLC exchange, formerly the American Stock Exchange under the symbol UUU. As of June 15, 2012, there were 225 record holders of the Common Stock. The closing price for the Common Stock on that date was $5.05. We have not paid any cash dividends on our common stock, and it is our present intention to retain all earnings for use in future operations. The following table sets forth the high and low prices for the Common Stock for each full quarterly period during the fiscal years indicated.

Fiscal Year Ended March 31, 2012
First Quarter	High	$7.89
	Low	$6.50

Second Quarter	High	$7.04
	Low	$4.55

Third Quarter	High	$6.39
	Low	$4.51

Fourth Quarter	High	$5.84
	Low	$5.27

Fiscal Year Ended March 31, 2011
First Quarter	High	$7.24
	Low	$5.16

Second Quarter	High	$6.31
	Low	$5.19

Third Quarter	High	$7.80
	Low	$5.91

Fourth Quarter	High	$8.80
	Low	$6.75

Stock Repurchase Program

The following table sets forth information with respect to purchases of common stock by the Company or any affiliated purchasers during the fiscal quarter ended March 31, 2012:

			Total Number of
			Shares Purchased	Maximum Number
	Total	Average	As Part of	of Shares that May
	Number of	Price	Publicly	Yet be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	Or Programs	Programs

January 2012	20,398	$5.52	20,398	58,563

March 2012	10,096	$5.42	10,096	48,467

Total	30,494	$5.48	30,494	48,467

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

General

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50% owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2012 and 2011 relate to the operational results of the Company and its consolidated subsidiaries only and includes the Company’s equity share of earnings in the Hong Kong Joint Venture. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Hong Kong Joint Venture.”

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

Our operating results for the current fiscal year ended March 31, 2012 continue to be significantly impacted by the continued economic downturn of the U.S. housing market. In addition, sales of our new generation of smoke and carbon monoxide alarms were delayed while the Company pursued obtaining the necessary independent testing agency approvals necessary to begin Canadian and U.S. sales and marketing. By the beginning of the fourth quarter of the fiscal year ended March 31, 2012, the Company had obtained the necessary independent testing agency approvals and had commenced sales in both the Canadian and U.S. markets. The Company has commenced efforts to introduce our new technology to the market and we anticipate increased quarterly sales as a result of these efforts and the availability of our next generation of products to the market.

Comparison of Results of Operations for the Years Ended March 31, 2012 and 2011

Sales. In fiscal year 2012, our net sales are $13,304,602 compared to sales in the prior year of $13,249,604, an increase of $54,998, or less than one percent.

Gross Profit. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin for the fiscal year ended March 31, 2012 was 26.4% compared to 28.4% in fiscal 2011. The decrease in 2012 gross margin is attributed to increased cost of product sold resulting from costs incurred to meet delivery commitments to a retail customer in the Canadian market.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased from $4,375,241 in fiscal 2011 to $4,389,818 in fiscal 2012. As a percentage of net sales, these expenses were 33.0% for the fiscal year ended March 31, 2012 and March 31, 2011.

Research and Development. Research and development expense for the fiscal year ended March 31, 2012 was $570,952, of which approximately $400,000 was for new product development. Research and development expense for the fiscal year ended March 31, 2011 was $615,639, of which approximately $400,000 was for new product development. The decrease in overall research and development expense for the 2012 period compared to the 2011 period was due to certain projects reaching a stage of completion during the year.

Investment and Interest Income. Investment and interest income for the fiscal year ended March 31, 2012 consisted of interest earned on cash deposits with our factor. During the fiscal years ended March 31, 2012 and 2011, we earned interest of $56,183 and $32,262, respectively from these deposits. The increase in the amount of interest earned from our factor on these deposits during the 2012 period relates to the transfer of excess cash to cash deposits with our factor from investments. Total investment and interest income declined for the year due to substantially reduced balances maintained in assets held for investment as funds were withdrawn and used to build inventory.

Investment and interest income for the fiscal year ended March 31, 2011 was $213,086. Investment and interest income is primarily earned on investments. These assets represent the investment of idle cash resources to obtain higher yields of return. Amounts were first invested in late March of the fiscal year ended March 31, 2010 and accordingly amounts earned in the fiscal year ended 2011 represent the first full year of activity on these investments.

Interest Expense. During the fiscal years ended March 31, 2012 and 2011, we incurred interest expense of $0 and $4,166, respectively. Interest expense for fiscal 2012 decreased to $0 from $4,166 in fiscal 2011. The decrease is due to a reduction in borrowing activity with our factor in fiscal 2012.

Income Taxes. For the fiscal years ended March 31, 2012 and 2011, our Federal rate of tax based on statutory rates of approximately 34.0%. The rate of tax indicated by the provision for income tax expense as shown on the Consolidated Statements of Operations for the March 31, 2012 and 2011 varies from the expected statutory rate. Footnote G to the financial statements provides a reconciliation between the amount of tax that would be expected at statutory rates and the amount of tax expense or benefit provided at the effective rate of tax for each fiscal period.

For the fiscal year ended March 31, 2012, we generated net operating loss carryovers and tax credits to offset future federal and state income taxes of $765,456 and $21,077, respectively. At March 31, 2012, we had net operating loss carryovers and tax credit carryovers of $1,578,107 and $1,605,664, respectively.

For the fiscal year ended March 31, 2011, we generated net operating loss carryovers to offset a federal and state income tax provision of approximately $261,530. Furthermore, we generated additional tax credits of $130,497 for the fiscal year ended March 31, 2011. We elected to carry our remaining net operating loss of approximately $812,651 forward to offset future taxable income. At March 31, 2011, we had tax credits of approximately $1,571,072 available to offset future taxes.

Net Loss and Income. We reported a net loss of $503,288 for the fiscal year 2012, compared to net income of $817,781 for fiscal 2011, a $1,321,069 (161.5%) decrease. The decrease in net income is primarily attributed to significantly lower earnings of the Hong Kong Joint Venture principally due to lower sales to non-affiliated customers, higher selling costs incurred to meet delivery commitments to U.S. customers and a decrease in investment and interest income due to a decrease in cash invested in short-term instruments. Our equity in the earnings of the Hong Kong Joint Venture declined from $1,691,133 in fiscal 2011 to $500,502 in fiscal 2012, a $1,190,631 (70.4%) decrease.

Financial Condition, Liquidity and Capital Resources

Our cash needs are currently met by funds generated from operations and from our Factoring Agreement with CIT Group, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum we may borrow under this Agreement is $1,000,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, at March 31, 2012, our maximum borrowing availability under this Agreement was $1,000,000. Any outstanding principal balance under this Agreement is payable upon demand. The interest rate on the Factoring Agreement, on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by the factor which, as of March 31, 2012, was 3.25%. All borrowings are collateralized by all our accounts receivable and inventory. During the year ended March 31, 2012, working capital (computed as the excess of current assets over current liabilities) decreased by $1,047,596, from $11,540,103 on March 31, 2011, to $10,492,507 on March 31, 2012.

Our operating activities used cash of $3,823,293 for the year ended March 31, 2012 principally as a result of increasing inventories by $1,864,529, the earnings of our Hong Kong Joint Venture of $500,502, as previously discussed, lower earnings from domestic operations due to lower gross profit margins, an increase in accounts receivable and amounts due from factor of $384,947 and a decrease in trade accounts payable and accrued expenses of $164,728.

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

Our investing activities provided cash during the fiscal year ended March 31, 2012 of $556,870, principally from cash distributions received from the Hong Kong Joint Venture.

Our investing activities provided cash of $4,542,130 during fiscal 2011 principally as a result of the sale of our investment in short-term investments of $4,001,890 and by cash distributions of the Hong Kong Joint Venture of $694,976. In addition, the Company acquired equipment of $65,302 and incurred costs of $89,434 associated with filing patents during the year.

Financing activities used cash of $275,896 during the fiscal year ended March 31, 2012, resulting from the repurchase of the Company’s common stock in accordance with the Company’s stock repurchase plan.

No cash was provided or used by financing activities in 2011.

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

In fiscal year 2012, sales of the Hong Kong Joint Venture were $22,160,107, compared to $24,231,557 in fiscal 2011. The decrease in sales for fiscal 2012 is primarily due to the decrease in sales to unaffiliated customers.

Net income was $1,259,210 for fiscal year 2012 compared to net income of $3,339,499 for the fiscal year ended March 31, 2011. The decrease in net income for fiscal 2012 was primarily due to decreased sales to unaffiliated customers while fixed costs did not change in the same proportion as the decline in sales.

Gross margins of the Hong Kong Joint Venture for fiscal 2012 decreased to 22.6% from 26.6% in the prior fiscal year. The primary reason for the decrease is lower selling prices to the Company for sales to the US. retail market.

Selling, general and administrative expenses of the Hong Kong Joint Venture for fiscal 2012 were $4,002,052, compared to $3,447,358 in the prior fiscal year. The increase in dollars as compared to the prior fiscal year results from a reversal of value-added tax recorded in the prior fiscal year. As a percentage of sales, these expenses were 18.1% and 14.2%, respectively, for the fiscal years ended March 31, 2012 and 2011. The increase as a percentage is due to costs that do not decrease at the same rate as sales.

Investment income and interest income, net of interest expense was $458,191 for fiscal year 2012, compared to $387,887 for fiscal year 2011. The increase in interest income net of interest expense was due to increased investment in assets held for investment.

Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During fiscal year 2011, working capital increased from $10,290,546 on March 31, 2011 to $10,432,351 on March 31, 2012.

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

Income Taxes: The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided whenever it is more likely than not that a deferred tax credit will not be realized. The Company follows the financial pronouncement that gives guidance related to the financial statement of recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. Interest and penalties related to income tax matters are recorded as income tax expenses, See Note G, Income Taxes.

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

Our Chief Financial Officer, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2012 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.4	Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.5	Amendment, dated December 22, 2009, to Amended and Restated Factoring Agreement between the Registrant and CIT dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2010, file No. 1-31747)
10.6	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.7	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.8	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), and by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, File No. 1-31747)
21	Subsidiaries of the Registrant*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated June 26, 2012*
101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2012 and 2011; (ii) Consolidated Statements of Operations for the years ended March 31, 2012 and 2011; (iii) Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements*

*Filed herewith

(c)	Financial Statements Required by Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.

June 28, 2012	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey B. Grossblatt	President, Chief Executive Officer	June 28, 2012
Harvey B. Grossblatt	and Director

/s/ James B. Huff	Chief Financial Officer	June 28, 2012
James B. Huff	(principal financial officer and
principal accounting officer)

/s/ Cary Luskin	Director	June 28, 2012
Cary Luskin

/s/ Ronald A. Seff	Director	June 28, 2012
Ronald A. Seff

/s/ Ira Bormel	Director	June 28, 2012
Ira Bormel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Universal Security Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. (a Maryland Corporation) and subsidiaries (the Company) as of March 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Security Instruments, Inc. and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Baltimore, Maryland

June 28, 2012

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,186,274	$6,728,593
Accounts receivable:
Trade less allowance for doubtful accounts of approximately $75,000 at March 31, 2012 and 2011	229,027	276,463
Other receivables	68,230	69,666
Receivable from Hong Kong Joint Venture	584,594	301,380
	881,851	647,509

Amount due from factor	1,719,731	1,569,126
Inventories, net of allowance for obsolete inventory of $70,000 at March 31, 2012 and $100,000 at March 31, 2011	5,398,540	3,534,011
Prepaid expenses	599,876	519,356

TOTAL CURRENT ASSETS	11,786,272	12,998,595

DEFERRED TAX ASSET	2,394,801	2,002,561

INVESTMENT IN HONG KONG JOINT VENTURE	13,083,493	13,149,614

PROPERTY AND EQUIPMENT – NET	176,144	203,440

INTANGIBLE ASSET - NET	84,962	89,434

OTHER ASSETS	40,134	40,134

TOTAL ASSETS	$27,565,806	$28,483,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$673,524	$794,014
Hong Kong Joint Venture accounts payable	449,430	453,480
Accrued liabilities:
Payroll and employee benefits	111,974	177,298
Commissions and other	58,837	33,700

TOTAL CURRENT LIABILITIES	1,293,765	1,458,492

Long-term obligation – other	25,000	25,000

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; 20,000,000 authorized and 2,336,354 shares outstanding at March 31, 2012 and 2,387,887 shares issued and outstanding at March 31, 2011.	23,364	23,879
Additional paid-in capital	12,885,756	13,135,198
Retained earnings	13,337,921	13,841,209
TOTAL SHAREHOLDERS’ EQUITY	26,247,041	27,000,286
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,565,806	$28,483,778

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31
	2012	2011

Net sales	$13,304,602	$13,249,604
Cost of goods sold – acquired from Joint Venture	9,420,225	7,024,044
Cost of goods sold - other	373,179	2,463,815

GROSS PROFIT	3,511,198	3,761,745

Research and development expense	570,952	615,639
Selling, general and administrative expense	4,389,818	4,375,241

Operating loss	(1,449,572)	(1,229,135)

Other income (expense):
Interest expense	-	(4,166)
Investment and interest income	56,182	213,086
	56,182	208,920

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(1,393,390)	(1,020,215)
Equity in earnings of Hong Kong Joint Venture	500,502	1,691,133

(Loss) income from operations before income taxes	(892,888)	670,918

Income tax benefit	(389,600)	(146,863)

NET (LOSS) INCOME	$(503,288)	$817,781

(Loss) income per share:
Basic	$(0.21)	$0.34
Diluted	$(0.21)	$0.34

Shares used in computing net income per share:
Basic	2,374,952	2,387,887
Diluted	2,374,952	2,395,766

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance at April 1, 2010	2,387,887	$23,879	$13,135,198	$13,023,428	$26,182,505

Net income	-	-	-	817,781	817,781

Balance at March 31, 2011	2,387,887	$23,879	$13,135,198	$13,841,209	$27,000,286

Stock based compensation	-	-	25,939	-	25,939

Repurchase of common stock	(51,533)	(515)	(275,381)	-	(275,896)

Net loss	-	-	-	(503,288)	(503,288)

Balance at March 31, 2012	2,336,354	$23,364	$12,885,756	$13,337,921	$26,247,041

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES OPERATING ACTIVITIES
Net (loss) income	$(503,288)	$817,781
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	41,522	61,025
Stock based compensation	25,939	-
Deferred income taxes	(392,240)	(125,405)

Earnings of the Hong Kong Joint Venture	(500,502)	(1,691,133)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and amounts due from factor	(384,947)	2,157,589
(Increase) in inventories	(1,864,529)	(94,105)
(Increase) in prepaid expenses	(80,520)	(168,165)
(Decrease) in accounts payable and accrued expenses	(164,728)	(1,004,757)
(Increase) in other assets	-	(19,998)

NET CASH (USED IN) OPERATING ACTIVITIES	(3,823,293)	(67,168)

INVESTING ACTIVITIES:
Proceeds from sale of assets held for investment	-	4,001,890
Cash distributions from Joint Venture	566,622	694,976
Purchase of equipment	(9,752)	(65,302)
Patent costs capitalized	-	(89,434)

NET CASH PROVIDED BY INVESTING ACTIVITIES	556,870	4,542,130

FINANCING ACTIVITIES:
Repurchase of common stock	(275,896)	-

NET CASH USED IN FINANCING ACTIVITIES	(275,896)	-

(DECREASE) INCREASE IN CASH	(3,542,319)	4,474,962

Cash at beginning of period	6,728,593	2,253,631

CASH AT END OF PERIOD	$3,186,274	$6,728,593

Supplemental information:
Interest paid	$-	$4,166
Income taxes recovered (paid)	$-	$-

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

Cash and Cash Equivalents:  Cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. At times, the Company maintains cash and investment balances in financial institutions, which may exceed federally insured limits. The Company has not experienced any losses relating to such accounts and believes it is not exposed to a significant credit risk on its cash and cash equivalents and investments. The carrying value of cash and cash equivalents approximates their fair value based on their short-term maturities at March 31, 2012 and 2011.

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

Stock-Based Compensation: In October 2011, the stockholders approved the Company’s 2011 Non-Qualified Stock Option Plan authorizing the issuance of 120,000 options to purchase the Company’s common stock. At March 31, 2012, 97,000 options have been issued at an exercise price of $5.51.

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

The expected term of stock options granted was based on the Company’s historical option exercise experience and post-vesting forfeiture experience using the historical expected term from the vesting date. The expected volatility of the options granted was determined using historical volatilities based on stock prices over a look-back period corresponding to the expected term. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected term of the options. The forfeiture rate was determined using historical pre-vesting forfeiture rates since the inception of the plans. The company has never paid a dividend; and, as such, the dividend yield is zero.

Stock Repurchase Program: In October 2011, the Company announced a stock buyback program under which the Board authorized the purchase of up to 100,000 shares of common stock. Shares may be purchased from time to time under this program in the open market, through block trades and/or in negotiated transactions. The program will terminate when 100,000 shares of common stock have been repurchased by the Company pursuant to the program (unless increased or decreased by the Board of Directors).

The following table sets forth information with respect to purchases by the Company of its common stock during the fiscal year ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
November 2011	11,000	$5.35	11,000	89,000
December 2011	10,039	$5.08	10,039	78,961
January 2012	20,398	$5.52	20,398	58,563
March 2012	10,096	$5.42	10,096	48,467
Total	51,533	$5.39	51,533	48,467

Research and Development: Research and development costs are charged to operations as incurred.

Accounts Receivable: The Company nets the factored accounts receivable with the corresponding advance from the Factor, with the net amount reflected in the consolidated balance sheet.

The Company sells trade receivables on a pre-approved non-recourse basis to the Factor under the Factoring Agreement on an ongoing basis. Factoring charges recognized on sales of receivables are included in selling, general and administrative expenses in the consolidated statements of income and amounted to $56,943 and $57,161 for the years ended March 31, 2012 and 2011, respectively. The Agreement for the sale of accounts receivable provides for continuation of the program on a revolving basis until terminated by one of the parties to the Agreement.

Financing Receivables. In September 2010, the FASB issued, and the Company adopted, an Accounting Standards Update requiring enhanced disclosure of the credit quality of financing receivables, as defined therein, and the adequacy of allowances for credit losses. Management considers amounts due from the Company’s factor to be “financing receivables”. Trade accounts receivable, other receivables, and receivables from our Hong Kong Joint Venture are not considered to be financing receivables.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At March 31, 2012, an allowance of $75,000 has been provided for uncollectible trade accounts receivable.

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $356,171 and $308,278 in fiscal years 2012 and 2011, respectively.

Inventories: Inventories are stated at the lower of cost (first in/first out method) or market. Included as a component of finished goods inventory are additional non-material costs. These costs include overhead costs, freight, import duty and inspection fees of $571,219 and $398,397 at March 31, 2012 and 2011, respectively. Inventories are shown net of an allowance for inventory obsolescence of $70,000 and $100,000 as of March 31, 2012 and 2011, respectively.

The Company reviews inventory quarterly to identify slow moving products and valuation allowances are adjusted when deemed necessary.

Income Taxes: The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, whenever it is more likely than not that a deferred tax asset will not be realized. The Company follows the financial pronouncement that gives guidance related to the financial statement of recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. Interest and penalties related to income tax matters are recorded as income tax expenses, See Note F, Income Taxes.

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

Foreign currency: The activity and accounts of the Hong Kong Joint Venture are denominated in Hong Kong dollars and are translated to US dollars in consolidation. The Company translates the accounts of the Hong Kong Joint Venture at the applicable exchange rate in effect at the year end date for balance sheet purposes and at the average exchange rate for the reporting period for statement of operation purposes. Transaction gains and losses arising from transactions denominated in foreign currencies are included in the results of operations. The Company currently does not maintain cash in foreign banks to support its operations in Hong Kong.

Net Income per Share: The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive) for the period. All common share equivalents are comprised of stock options. Diluted loss per common share for the year ended March 31, 2012 excludes the effect of all stock options, as their effect is antidilutive. As a result, the weighted average number of common shares outstanding is identical for the year ended March 31, 2012 for both basic and diluted shares.

	March 31,
	2012	2011

Weighted average number of common shares outstanding for basic EPS	2,374,952	2,387,887

Shares issued upon assumed exercise of outstanding stock options	-	7,879

Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,374,952	2,395,766

NOTE B – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided by using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

The estimated useful lives for financial reporting purposes are as follows:

Leasehold improvements	-	Shorter of term of lease or useful life of asset
Machinery and equipment	-	5 to 10 years
Furniture and fixtures	-	5 to 15 years
Computer equipment	-	5 years

Property and equipment consist of the following:

	March 31,
	2012	2011
Leasehold improvements	$166,772	$166,772
Machinery and equipment	190,400	189,276
Furniture and fixtures	256,558	251,611
Computer equipment	245,944	242,003
	859,674	849,662
Less accumulated depreciation	(683,530)	(646,222)
	$176,144	$203,440

Depreciation and amortization expense totaled $41,522 and $61,025 for fiscal years ended March 31, 2012 and 2011, respectively.

NOTE C - INVESTMENT IN THE HONG KONG JOINT VENTURE

The Company holds a 50% interest in a Joint Venture with a Hong Kong Corporation, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of consumer electronic products. As of March 31, 2012, the Company has an investment balance of $13,083,493 for its 50% interest in the Hong Kong Joint Venture. There are no material differences between the generally accepted accounting principles (GAAP) used in the Hong Kong Joint Venture’s accounting policies when compared to US GAAP.

The following represents summarized financial information derived from the audited financial statements of the Hong Kong Joint Venture as of March 31, 2012 and 2011.

	March 31,
	2012	2011
Current assets	$14,753,305	$14,127,686
Property and other assets	17,791,497	17,208,266

Total	$32,544,802	$31,335,952

Current liabilities	$4,320,954	$3,837,140
Non-current liabilities	6,014	24,116

Equity	28,217,834	27,474,696

Total	$32,544,802	$31,335,952

	For the Year Ended March 31,
	2012	2011

Net sales	$22,160,107	$24,231,557
Gross profit	5,011,795	6,444,936
Net income	1,259,210	3,339,499

During the years ended March 31, 2012 and 2011, the Company purchased $10,152,081 and $8,130,109, respectively, of finished product from the Hong Kong Joint Venture, which represents 96.2% and 85.6%, respectively, of the Company’s total finished product purchases for the years ended at March 31, 2012 and 2011. Amounts due the Hong Kong Joint Venture included in Accounts Payable totaled $449,430 and $453,480 at March 31, 2012 and 2011, respectively. Amounts due from the Hong Kong Joint Venture included in Accounts Receivable totaled $584,594 and $301,380 at March 31, 2012 and 2011, respectively.

The Company’s investment in the Hong Kong Joint Venture as recorded on the Company’s Consolidated Balance sheets has been adjusted by the intercompany profit of the Hong Kong Joint Venture in the Inventory of the Company.

NOTE D - AMOUNTS DUE FROM FACTOR

The Company sells certain of its trade receivables on a pre-approved, non-recourse basis to a Factor. Since these are sold on a non-recourse basis, the factored trade receivables and related repayment obligations are not separately recorded in the Company’s consolidated balance sheets. The Agreement provides for financing of up to a maximum of $1,000,000 with the amount available at any one time based on cash on deposit, 90% of uncollected non-recourse receivables sold to the factor, and 50% of qualifying inventory. Financing of approximately $1,000,000 is available at March 31, 2012. Any outstanding amounts due to the factor are payable upon demand and bear interest at the prime rate of interest charged by the factor, which is 3.25% at March 31, 2012. Any amount due to the factor is also secured by the Company’s inventory. There were no borrowings outstanding under this agreement at March 31, 2012.

Under this Factoring Agreement, the Company sold receivables of approximately $9,979,020 and $10,360,042 during the years ended March 31, 2012 and 2011, respectively. Gains and losses recognized on the sale of factored receivables include the fair value of the limited recourse obligation. The uncollected balance of non-recourse receivables held by the factor amounted to $1,719,731 and $1,569,126 at March 31, 2012 and 2011. The amount of the uncollected balance of non-recourse receivables borrowed by the Company as of March 31, 2012 and 2011 is $0 and $0, respectively. Collected cash maintained on deposit with the factor earns interest at the factor’s prime rate of interest less three percentage points (effective rate of 0.25%) at March 31, 2012 and 2011.

NOTE E - LEASES

During January 2009, the Company entered into an operating lease for its office and warehouse location in Owings Mills, Maryland which expires in March 2019. This lease is subject to increasing rentals at 3% per year. In June 2009, we amended this lease to include an additional 3,000 square feet of warehouse. The Company has the right to terminate the lease after five years for a one-time payment of $42,000. In February 2004, the Company entered into an operating lease for 2,600 square foot office in Naperville, Illinois. During fiscal 2012, the lease was expanded to approximately 3,400 square feet and the lease was extended to February 2015 with rentals increasing at 3% per year.

Each of the operating leases for real estate has renewal options with terms and conditions similar to the original lease. Rent expense, including common area maintenance, totaled $176,575 and $171,080 for the years ended March 31, 2012 and 2011, respectively.

	2013	2014	2015	2016
Future minimum lease payments are as follows:	192,534	204,558	53,781	2,997

NOTE F – INCOME TAXES

The Company files its income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Deferred income tax assets and liabilities are computed and recognized for those differences that have future tax consequences and will result in net taxable or deductible amounts in future periods. Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes. The deferred tax liabilities and assets for the Company result primarily from tax credit carryforwards, reserves and accrued liabilities

For the fiscal year ended March 31, 2012, the Company has an accumulated net operating loss carryover of approximately $1,578,107 that the Company may carry-forward to offset future taxable income. The Company generated no foreign tax credits for the period. At March 31, 2012, the Company has $1,522,886 of foreign tax and $82,778 of research and development credit carry-forward available to offset future federal income taxes.

For the fiscal year ended March 31, 2011, the Company has an accumulated net operating loss of approximately $812,651 that the Company may carryforward to offset future taxable income. The Company generated $113,136 of foreign tax credits for the period. At March 31, 2011, the Company has $1,522,886 of foreign tax credit carryforward and $48,186 of research and development credit available to offset future federal income taxes.

At March 31, 2012, the Company has net operating loss carryforwards and tax benefit carryforwards of $1,578,107 and $1,605,664, respectively, which expire at various dates from 2013 through 2030.  There are certain limitations to the use and application of these deferred tax assets.

Management reviews net operating loss carryforwards and income tax credit carryforwards to evaluate if those amounts are recoverable.  Based on historical results and projections of future operations and taxable income, the recoverability of these deferred tax assets is determined to be more likely than not; and, accordingly, no valuation allowance is deemed necessary at March 31, 2012.

The components of income tax expense (benefit) from continuing operations for the Company are as follows:

	2012	2011
Current benefit
U.S. Federal	$-	$(21,459)
U.S. State	-	-
	-	(21,459)
Deferred benefit	(389,600)	(125,404)
Total income tax benefit	$(389,600)	$(146,863)

	March 31,
	2012	2011
Deferred tax assets:
Financial statement accruals and allowances	$68,765	$54,340
Inventory uniform capitalization	83,098	72,412
Net operating loss carryforward	637,274	304,737
Foreign tax credit carryforward	1,522,886	1,522,886
Research and development tax credit carryforward	82,778	48,186
Net deferred tax asset	$2,394,801	$2,002,561

The reconciliation between the statutory federal income tax provision and the actual effective tax provision for continuing operations is as follows:

	Years ended March 31,
	2012	2011
Federal tax (benefit) expense at statutory rate (34%) before loss carry-forward	$(303,582)	$225,374
Non-repatriated earnings of Hong Kong Joint Venture	(18,758)	(338,693)
Foreign tax credit	-	(74,670)
Research and development credit	-	(17,361)
State income tax expense, net of federal tax effect	-	(5,277)
Reduction in uncertain tax position liability	-	(21,459)
Permanent differences	14,551	14,955
True-up adjustments and other	(81,811)	70,268
Income tax benefit	$(389,600)	$(146,863)

The Company adopted new income tax guidance regarding uncertain tax positions on April 1, 2007. As a result of the implementation, the Company recognized an $86,000 liability for unrecognized tax benefits, which was accounted for as a reduction of the April 1, 2007 retained earnings balance. The total amount of unrecognized tax attributes as of the date of the adoption was approximately $86,000 and includes income taxes, tax penalties and imputed interest. Interest and penalties related to adjustments to income taxes as filed, have not been significant. The Company includes any such interest and penalties in its tax provision. During the fiscal year ended March 31, 2011, the amount of the unrecognized tax attributes were reduced by $21,459, including deemed interest and penalties. That amount, if ultimately recognized, would reduce the Company’s annual effective tax rate.

NOTE G - SHAREHOLDERS’ EQUITY

Stock Repurchase Program – The following table sets forth information with respect to purchases of common stock by the Company or any affiliated purchasers during the fiscal year ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
November 2011	11,000	$5.35	11,000	89,000
December 2011	10,039	$5.08	10,039	78,961
January 2012	20,398	$5.52	20,398	58,563
March 2012	10,096	$5.42	10,096	48,467
Total	51,533	$5.39	51,533	48,467

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

Stock Options – Under the terms of the Company’s 2011 Non-Qualified Stock Option Plan, 120,000 shares of common stock were reserved for the granting of stock options, of which 97,000 options have been issued as of March 31, 2012.

Under the terms of the Company’s now expired 1978 Non-Qualified Stock Option Plan, as amended, 1,170,369 shares of common stock were reserved for the granting of stock options, of which 1,149,638 options had been issued as of March 31, 2009. There are no options outstanding under the 1978 Non-Qualified Stock Option Plan.

In March 2009, 25,000 options were issued at $3.25 for restricted shares of the Company’s common stock. These options were not issued under the now expired 1978 Non-Qualified Stock Option Plan and became fully vested after one year with a right to exercise until March 2014.

The following tables summarize the status of exercisable stock options at March 31, 2012 and option transactions for the years then ended:

Status as of March 31, 2012	Number of Shares

Presently exercisable	25,000

Outstanding options by grant
Number of holders – grant 1	1
Average exercise price per share	$3.25
Expiration date:	March 2014

Number of holders – grant 2	19
Average exercise price per share	$5.51
Expiration date:	December 2013

Transactions for the Year Ended March 31, 2012:	Number of Shares	Weighted Average Exercise Price
Outstanding at April 1, 2011	25,000	3.25
Granted	97,000	5.51
Outstanding at March 31, 2012	122,000	5.05

The following table summarizes information about stock options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Yrs)	Number of Shares	Weighted Average Exercise Price
$3.25	25,000	3.25	5.00	25,000	3.25
$5.51	97,000	5.51	2.00	97,000	5.51

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; no annual dividends, expected volatility of 57.73%, risk-free interest rate of 0.3% and expected lives of two years used for options granted in fiscal 2012. There were no options granted in fiscal 2011. The fair value of options granted in fiscal 2012 approximates $170,000. Fifty percent of the options vest one year after issuance, with the remaining fifty percent vesting twenty-three months after issuance.

As of March 31, 2012, the unrecognized compensation cost related to share-based compensation arrangements that we expect to vest is $144,519. The aggregate intrinsic value of currently exercisable options was $53,250 at March 31, 2012.

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

For the fiscal year ended March 31, 2012, the Company had one customer, Facilities Maintenance, that represented 12.3% of the Company’s product sales.

NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly Results of Operations (Unaudited):

The unaudited quarterly results of operations for fiscal years 2012 and 2011 are summarized as follows:

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,

2012
Net sales	$3,201,302	$3,307,514	$3,186,197	$3,609,589
Gross profit	872,938	1,000,659	818,527	819,074
Net income (loss)	581	(309,941)	67,226	(261,154)
Net income (loss) per share:
Basic	0.00	(0.13)	0.03	(0.11)
Diluted	0.00	(0.13)	0.03	(0.11)

2011
Net sales	$3,681,421	$3,714,378	$2,475,511	$3,378,294
Gross profit	1,111,242	1,064,144	751,580	834,779
Net income	281,867	268,376	19,545	247,993
Net income per share:
Basic	0.12	0.11	0.01	0.10
Diluted	0.12	0.11	0.01	0.10

NOTE K – RETIREMENT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. All full-time employees who have completed 12 months of service are eligible to participate. Employees are permitted to contribute up to the amounts prescribed by law. The Company may provide contributions to the plan consisting of a matching amount equal to a percentage of the employee’s contribution, not to exceed four percent (4%). Employer contributions were $62,769 and $55,029 for the years ended March 31, 2012 and 2011, respectively.

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

SCHEDULE II

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED MARCH 31, 2012 AND 2011

	Balance at beginning of year	Charged to cost and expenses	Deductions	Balance at end of year

Year ended March 31, 2012
Allowance for doubtful accounts	$75,000	$0	$0	$75,000

Year ended March 31, 2011
Allowance for doubtful accounts	$87,851	$0	$12,851	$75,000

Year ended March 31, 2012
Allowance for inventory reserve	100,000	$0	$30,000	$70,000

Year ended March 31, 2011
Allowance for inventory reserve	$100,000	$0	$0	$100,000

S-1