Form 10-Q
period 2012-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2012-08-13
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2012

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

At August 6, 2012, the number of shares outstanding of the registrant’s common stock was 2,312,759.

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2012	March 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,819,522	$3,186,274
Accounts receivable:
Trade less allowance for doubtful accounts of approximately $75,000 at June 30, 2012 and March 31, 2012	35,639	229,027
Insurance receivable	336,016	-
Notes receivable - employees	68,308	68,230
Receivable from Hong Kong Joint Venture	655,293	584,594
	1,095,256	881,851

Amount due from factor	1,560,128	1,719,731
Inventories, net of allowance for obsolete inventory of $70,000 at June 30, 2012 and March 31, 2012	5,636,350	5,398,540
Prepaid expenses	532,538	599,876

TOTAL CURRENT ASSETS	11,643,794	11,786,272

DEFERRED TAX ASSET	2,546,421	2,394,801
INVESTMENT IN HONG KONG JOINT VENTURE	13,037,239	13,083,493
PROPERTY AND EQUIPMENT – NET	172,219	176,144
INTANGIBLE ASSET - NET	83,844	84,962
OTHER ASSETS	40,134	40,134

TOTAL ASSETS	$27,523,651	$27,565,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$843,028	$673,524
Hong Kong Joint Venture accounts payable	661,173	449,430
Accrued liabilities:
Payroll and employee benefits	112,901	111,974
Commissions and other	37,193	58,837

TOTAL CURRENT LIABILITIES	1,654,295	1,293,765

Long-term obligation – other	25,000	25,000

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,324,749 shares issued and outstanding at June 30, 2012 and 2,336,354 at March 31, 2012, respectively	23,247	23,364
Additional paid-in capital	12,845,786	12,885,756
Retained earnings	12,975,323	13,337,921
TOTAL SHAREHOLDERS’ EQUITY	25,844,356	26,247,041
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,523,651	$27,565,806

The accompanying notes are an integral part of these condensed consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2012	2011

Net sales	$3,059,352	$3,201,302
Cost of goods sold – acquired from Joint Venture	1,981,585	1,902,892
Cost of goods sold – other	99,422	425,472

GROSS PROFIT	978,345	872,938

Research and development expense	126,146	142,753
Selling, general and administrative expense	1,359,924	1,101,395

Operating loss	(507,725)	(371,210)

Other income (expense):
Investment and interest income	9,647	9,654
Interest expense	-	(4,480)

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(498,078)	(366,036)

Equity in (loss) earnings of Joint Venture	(46,254)	239,189

(Loss) from operations before income taxes	(544,332)	(126,847)

Income tax benefit	181,734	127,428

NET (LOSS) INCOME	$(362,588)	$581

(Loss) income per share:
Basic	(0.16)	0.00
Diluted	(0.16)	0.00

Shares used in computing net income per share:
Basic	2,326,662	2,387,887
Diluted	2,326,662	2,396,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net (loss) income	$(362,588)	$581
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in deferred taxes	(151,620)	(128,468)
Depreciation and amortization	13,738	11,294
Loss (earnings) of the Joint Venture	46,254	(239,189)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and amounts due from factor	(53,802)	121,717
Increase in inventories and prepaid expenses	(170,472)	(1,010,403)
Increase (decrease) in accounts payable and accrued expenses	360,529	(229,385)

NET CASH USED IN OPERATING ACTIVITIES	(317,961)	(1,473,853)

INVESTING ACTIVITIES:
Purchase of property and equipment	(8,704)	(1,125)

NET CASH USED IN INVESTING ACTIVITIES	(8,704)	(1,125)

FINANCING ACTIVITIES
Repurchase of common stock	(40,087)	-

NET CASH USED BY FINANCING ACTIVITIES	(40,087)	-

Cash at beginning of period	3,186,274	6,728,593

CASH AT END OF PERIOD	$2,819,522	$5,253,615

Supplemental information:
Interest paid	-	$4,480
Income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its majority owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2012 audited financial statements filed with the Securities and Exchange Commission on Form 10-K. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (US-GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Joint Venture”), that has manufacturing facilities in the People’s Republic of China, for the manufacturing of security products. The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the three months ended June 30, 2012 and 2011:

	2012	2011
Net sales	$5,398,549	$6,196,059
Gross profit	1,331,734	1,590,785
Net income	166,819	666,827
Total current assets	14,248,158	15,647,398
Total assets	33,001,260	33,092,428
Total current liabilities	4,112,479	4,453,568

During the three months ended June 30, 2012 and 2011, respectively, the Company purchased $2,544,466 and $2,550,055 of products from the Joint Venture. For the three month period ended June 30, 2012 and 2011, respectively, the Company has adjusted its earnings of the Joint Venture to reflect an increase of $129,663 and an increase of $106,035, respectively, to eliminate inter-Company profit in inventory

Income Taxes

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At June 30, 2012, an allowance of $75,000 has been provided for uncollectible trade accounts receivable.

Insurance Receivable

In June 2012, a railroad shipping accident resulted in the total loss of one shipping container of the Company’s products. The Company has submitted a claim to its insurance carrier for the selling price of the goods lost. At June 30, 2012, the Company relieved inventory and recorded an insurance receivable for the cost of the goods lost. An insurance gain will be recorded at the time the ultimate amount is received from the insurance carrier.

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

Diluted income per common share for the three months ended June 30, 2012 excludes 97,000 shares issuable upon the exercise of outstanding “out-of-the-money” stock options and 25,000 shares issuable upon the exercise of “in-the-money” stock options as their impact on our net loss is anti-dilutive. As a result, basic and diluted weighted average common shares outstanding are identical for the three month period ended June 20, 2012. A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three month periods ended June 30, 2012 and 2011, is as follows:

	Three Months Ended June 30,
	2012	2011
Weighted average number of common shares outstanding for basic EPS	2,326,662	2,387,887
Shares issued upon the assumed exercise of outstanding stock options	-	8,541
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,326,662	2,396,428

Shareholders’ Equity

Stock Repurchase Program. In October 2011, the Company announced a stock buyback program and authorized the purchase of up to 100,000 shares of common stock. Shares may be purchased from time to time under this program in the open market, through block trades and/or in negotiated transactions.

From inception through June 30, 2012, a total of 63,138 shares were repurchased at an average price of $5.40 per share.

Stock Options. In October 2011, the shareholders approved the Company’s 2011 Non-Qualified Stock Option Plan (the “Plan”). Under the terms of the Plan, 120,000 shares are reserved for the granting of stock options, of which 97,000 have been issued as of June 30, 2012. Under the provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable. During December 2011, ninety-seven thousand (97,000) options were granted at an option price of $5.51 per share. The grant date fair value of the options approximated $171,000. Fifty percent of the options vest one year after issuance, with the remaining fifty percent vesting twenty-three months after issuance. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; no annual dividends, expected volatility of 57.7%, risk-free interest rate of 0.3% and expected lives of two years used for options granted during the fiscal year ended March 31, 2012.

In addition, in March 2009, 25,000 options were granted at $3.25 for restricted shares of the Company’s common stock. These options are fully vested with a right to exercise until March 2014.

For the period ended June 30, 2012, we recorded $22,234 of stock-based compensation cost as general and administrative expense in our statement of operations. No forfeitures have been estimated.

As of June 30, 2012, the unrecognized compensation cost related to share-based compensation arrangements that we expect to vest is $122,285 that will be recognized over the remaining period of eighteen months as the options vest. The aggregate intrinsic value of currently exercisable options was approximately $46,000 at June 30, 2012.

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three month periods ended June 30, 2012 and 2011 relate to the operational results of the Company. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

The Company has developed new products based on new smoke and gas detection technologies, with what the Company believes are improved sensing technology and product features. The Company has applied for patents for these new products.

Results of Operations

Three Months Ended June 30, 2012 and 2011

Sales. Net sales for the three months ended June 30, 2012 were $3,059,352 compared to $3,201,302 for the comparable three months in the prior fiscal year, a decrease of $141,950 (4.43%). The primary reason for the decrease in net sales volumes is the timing of orders received from customers.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 32.0% and 27.3% of sales for the quarters ended June 30, 2012 and 2011, respectively. The increase in gross profit margin was primarily due to higher margins realized on sales of our next generation of products.

Expenses. Research and development expenses decreased from the comparable three months in the prior year, primarily due to the timing of expense incurred with testing facilities working on new products.

Selling, general and administrative expenses increased by $258,529 from the comparable three months in the prior year. The increase in the dollar amount of these expenses was principally due to increased expenditures associated with advertising and promotion of our next generation of products of approximately $202,000. As a percentage of net sales, these expenses increased to 44.5% for the three month period ended June 30, 2012 from 34.4% for the 2011 period. The increase in costs as a percentage was primarily due to those items discussed above.

Interest Expense and Income. Interest income was $9,647 for the quarter ended June 30, 2012, compared to net interest income of $5,174 for the quarter ended June 30, 2011. The increase in interest income, net of interest expense, is due to a decrease in interest expense paid to our factor.

Income Taxes. During the quarter ended June 30, 2012, the Company generated a net income tax benefit of $181,734. For the corresponding 2011 period, the Company generated net income tax benefit of $127,428 The provision for income taxes for the quarter ended June 30, 2012, as compared to the same quarter in the prior year, is determined principally by the loss from operations and the amount and timing of the unrealized earnings of and the payment of dividends by the Hong Kong Joint Venture. The income tax benefit for the three months ended June 30, 2012 and 2011 is derived from the estimated taxes resulting from the sum of taxable results from operations plus dividends received from the Hong Kong Joint Venture, less the benefit derived, if any, from the utilization of net operating losses available.

Net Income. We reported a net loss of $362,588 for the quarter ended June 30, 2012, compared to net income of $581 for the corresponding quarter of the prior fiscal year, a $363,169 decrease. The reason for the decrease in net income is principally due to reduced earnings of the Joint Venture and increased expenditures for advertising and promotion of our next generation of new products.

Financial Condition and Liquidity

The Company has a Factoring Agreement with CIT Group, Inc. (CIT) which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum amount available under the Factoring Agreement is currently $1,000,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, as of June 30, 2012 we had a borrowing availability of $1,000,000 under the Factoring Agreement. We had no borrowings on the debt portion of the agreement as of June 30, 2012. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender. At June 30, 2012, the prime rate was 3.25%. Borrowings are collateralized by all of our accounts receivable and inventory. The Company does not anticipate any changes in its ability to maintain its short-term or long-term liquidity.

Our factored accounts receivable as of the end of our last fiscal year was $1,719,731, and was $1,896,144 as of June 30, 2012. Our prepaid expenses as of the end of our last fiscal year were $599,876, and were $532,538 as of June 30, 2012.

Operating activities used cash of $317,961 for the three months ended June 30, 2012. This was primarily due to an increase in inventories and prepaid expenses of $170,472, an increase in accounts receivable and amounts due from factor of $53,802, offset by an increase in accounts payable and accrued expenses of $360,529 and the loss of the Joint Venture of $14,052. For the same period last year, operating activities used cash of $1,473,853, primarily as a result of increases in inventory and prepaid expenses and a decrease in accounts payable and accrued expenses.

Investing activities used cash of $8,704 during the three months ended June 30, 2012, as a result of the purchase of assets. For the same period last year, investing activities used cash of $1,125, primarily related to the purchase of assets held for investment.

Financing activities used cash in the current fiscal period for the repurchase of the Company’s common stock.

We believe that funds available under the Factoring Agreement, distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three months ended June 30, 2012 were $5,398,549, compared to $6,196,059, for the comparable period in the prior fiscal year. The decrease in net sales by the Joint Venture for the three month period was due to lower volumes of sales of smoke alarm products to non-affiliated customers in Europe.

Gross Margins. Gross margins of the Joint Venture for the three month period ended June 30, 2012 decreased to 24.7% from 25.7% for the 2011 corresponding period. The lower gross margins for the 2012 period was due to product mix of the Joint Venture’s sales; since gross margins depend on sales volume of various products, with varying margins, lower sales of higher margin products and increased sales of lower margin products affect the overall gross margins.

Expenses. Selling, general and administrative expenses were $1,186,151, for the three month period ended June 30, 2012, compared to $1,030,078 in the prior year’s respective periods. As a percentage of sales, expenses were 22.0% for the three month period ended June 30, 2011, compared to 16.6% for the three month period ended June 30, 2011. The increase in selling, general and administrative expenses, as a percent of sales, was primarily due to fixed costs that do not change in the same proportion as the reduction in sales.

Interest Income and Expense. Net interest income on assets held for investment was $112,893 and $100,586 for the three month period ended June 30, 2012 and 2011, respectively.

Net Income. For the reasons stated above, net income for the three months ended June 30, 2012 was $166,819, compared to net income of $666,827, in the comparable period last year.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the three months ended June 30, 2012, working capital decreased by $356,828 from $10,492,507 on March 31, 2012 to $10,135,679 on June 30, 2012.

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

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion on the application on these and other accounting policies, see Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended March 31, 2012. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At June 30, 2012, an allowance of $75,000 has been provided for uncollectible trade accounts receivable.

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

The following table sets forth information with respect to purchases of common stock by the Company or any affiliated purchasers during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 2012	11,605	$5.37	11,605	36,862
Total	11,605	$5.37	11,605	36,862

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

ITEM 6.	EXHIBITS

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.4	Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.5	Amendment, dated December 22, 2009, to Amended and Restated Factoring Agreement between the Registrant and CIT dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2010, file No. 1-31747)
10.6	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)

10.7	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.8	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), and by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated August 10, 2012*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, June 30, 2012 and March 31, 2012, (ii) Condensed Consolidated Statements of Earnings for the three months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: August 13, 2012	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer
(principal executive officer)

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer
(principal financial officer)

