Form 10-Q
period 2012-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2012-11-14
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At November 9, 2012, the number of shares outstanding of the registrant’s common stock was 2,312,759.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2012	March 31, 2012

ASSETS
CURRENT ASSETS
Cash	$1,270,393	$3,186,274
Accounts receivable:
Trade less allowance for doubtful accounts of approximately $57,000 at September 30, 2012 and $70,000 at March 31, 2012	258,889	229,027
Notes receivable - employees	67,086	68,230
Receivable from Hong Kong Joint Venture	579,346	584,594
	905,321	881,851

Amount due from factor	1,648,568	1,719,731
Inventories, net of allowance for obsolete inventory of $70,000 at
September 30, 2012 and March 31, 2012	6,453,652	5,398,540
Prepaid expenses	537,432	599,876

TOTAL CURRENT ASSETS	10,815,366	11,786,272

DEFERRED TAX ASSET	2,532,583	2,394,801
INVESTMENT IN HONG KONG JOINT VENTURE	12,899,043	13,083,493
PROPERTY AND EQUIPMENT – NET	163,322	176,144
INTANGIBLE ASSET - NET	82,726	84,962
OTHER ASSETS	40,134	40,134

TOTAL ASSETS	$26,533,174	$27,565,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$606,434	$673,524
Accounts payable Hong Kong Joint Venture	166,368	449,430
Accrued liabilities:
Payroll and employee benefits	78,965	111,974
Commissions and other	66,760	58,837

TOTAL CURRENT LIABILITIES	918,527	1,293,765

Long-term obligation – other	25,000	25,000

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,759 shares issued and outstanding at September 30, 2012 and 2,336,354 at March 31, 2012, respectively	23,128	23,364
Additional paid-in capital	12,809,389	12,885,756
Retained earnings	12,757,130	13,337,921
TOTAL SHAREHOLDERS’ EQUITY	25,589,647	26,247,041
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,533,174	$27,565,806

The accompanying notes are an integral part of these condensed consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2012	2011

Net sales	$3,456,813	$3,307,514
Cost of goods sold – acquired from Joint Venture	2,112,370	2,306,855
Cost of goods sold – other	171,111	-

GROSS PROFIT	1,173,332	1,000,659

Research and development expense	123,549	151,773
Selling, general and administrative expense	1,242,911	1,082,838

Operating loss	(193,128)	(233,952)

Other income:
Interest income	5,205	15,841
Other income	64,224	-

LOSS BEFORE EQUITY IN (LOSS) EARNINGS OF JOINT VENTURE	(123,699)	(218,111)
Equity in (loss) earnings of Joint Venture	(80,657)	2,485
Loss from operations before income taxes	(204,356)	(215,626)
Provision for income tax expense	13,837	94,315

NET LOSS	$(218,193)	$(309,941)

Loss per share:
Basic	(0.09)	(0.13)
Diluted	(0.09)	(0.13)
Shares used in computing net income per share:
Basic	2,314,714	2,387,887
Diluted	2,314,714	2,387,887

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended September 30,
	2012	2011

Net sales	$6,516,165	$6,508,816
Cost of goods sold - acquired from Joint Venture	4,093,955	4,209,747
Cost of goods – other	270,533	425,472

GROSS PROFIT	2,151,677	1,873,597

Research and development expense	249,695	294,525
Selling, general and administrative expense	2,602,835	2,184,233

Operating loss	(700,853)	(605,161)

Other income:
Interest income	14,852	21,015
Other income	64,224	-

LOSS BEFORE EQUITY IN (LOSS) EARNINGS OF JOINT VENTURE	(621,777)	(584,146)

Equity in (loss) earnings of Joint Venture	(126,911)	241,674

Loss from operations before income taxes	(748,688)	(342,472)
Provision for income tax benefit	(167,897)	(33,112)

NET LOSS	$(580,791)	$(309,360)

Loss per share:
Basic	(0.25)	(0.13)
Diluted	(0.25)	(0.13)
Shares used in computing net income per share:
Basic	2,320,655	2,387,887
Diluted	2,320,655	2,387,887

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(580,791)	$(309,360)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,762	21,201
Stock based compensation	44,467	-
Loss (earnings) of the Joint Venture	126,911	(241,674)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and amounts due from factor	47,693	(397,083)
Increase in inventories and prepaid expenses	(992,668)	(1,427,267)
Decrease in accounts payable and accrued expenses	(375,236)	(38,248)
Increase in deferred taxes and other assets	(137,784)	(34,151)

NET CASH USED IN OPERATING ACTIVITIES	(1,843,646)	(2,426,582)

INVESTING ACTIVITIES:
Purchase of property and equipment	(8,704)	-
Dividends received from Joint Venture	57,539	387,448

NET CASH PROVIDED BY INVESTING ACTIVITIES	48,835	387,448

FINANCING ACTIVITIES
Repurchase of common stock	(121, 070)	-

NET CASH USED IN FINANCING ACTIVITIES	(121, 070)	-

NET DECREASE IN CASH	(1,915,881)	(2,039,134)

Cash at beginning of period	3,186,274	6,728,593

CASH AT END OF PERIOD	$1,270,393	$4,689,459

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its majority owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US-GAAP) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2012 audited financial statements filed with the Securities and Exchange Commission on Form 10-K. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US-GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Joint Venture”), that has manufacturing facilities in the People’s Republic of China, for the manufacturing of security products. The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the six months ended September 30, 2012 and 2011:

	2012	2011
Net sales	$10,571,417	$11,418,433
Gross profit	2,296,928	2,726,225
Net income	196,721	792,317
Total current assets	12,924,828	14,625,933
Total assets	34,012,303	32,071,234
Total current liabilities	4,933,787	4,281,413

During the six months ended September 30, 2012 and 2011, respectively, the Company purchased $5,030,518 and $5,362,315 of products from the Joint Venture. For the six month periods ended September 30, 2012 and 2011, respectively, the Company has adjusted its earnings of the Joint Venture to reflect an increase of $225,271 and an increase of $146,673, respectively, to eliminate inter-Company profit in inventory

Income Taxes

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At September 30, 2012, an allowance of approximately $57,000 has been provided for uncollectible trade accounts receivable.

Insurance Receivable

In June 2012, a railroad shipping accident resulted in the total loss of one shipping container of the Company’s products. The Company has submitted a claim to its insurance carrier for the selling price of the goods lost. At June 30, 2012, the Company relieved inventory and recorded an insurance receivable for the cost of the goods lost. Other income of $64,224 was recorded during the quarter ended September 30, 2012 to reflect the amount received from the insurance carrier in excess of the insurance receivable previously recorded. This amount represents a portion of the realized profit on lost sales of approximately $400,000 and is recorded as Other Income in the condensed consolidated statements of operations.

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

Diluted income per common share for the three and six months ended September 30, 2012 excludes 97,000 shares issuable upon the exercise of outstanding “out-of-the-money” stock options and 25,000 shares issuable upon the exercise of “in-the-money” stock options as their impact on our net loss is anti-dilutive. Diluted income per common share for the three and six months ended September 3, 2011 excludes 25,000 shares issuable upon the exercise of “in-the-money” stock options as their impact on our net loss is anti-dilutive. As a result, basic and diluted weighted average common shares outstanding are identical for the three and six month periods ended September 30, 2012 and 2011. A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three and six month periods ended September 30, 2012 and 2011, is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Weighted average number of common shares outstanding for basic EPS	2,314,714	2,387,887	2,320,655	2,387,887
Shares issued upon the assumed exercise of outstanding stock options	-	-	-	-
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,314,714	2,387,887	2,320,655	2,387,887

Shareholders’ Equity

Stock Repurchase Program. In October 2011, the Company announced a stock buyback program and authorized the purchase of up to 100,000 shares of common stock. Shares may be purchased from time to time under this program in the open market, through block trades and/or in negotiated transactions.

From inception through September 30, 2012, a total of 75,128 shares were repurchased at an average price of $5.32 per share.

Stock Options. In October 2011, the shareholders approved the Company’s 2011 Non-Qualified Stock Option Plan (the “Plan”). Under the terms of the Plan, 120,000 shares are reserved for the granting of stock options, of which 97,000 have been issued as of September 30, 2012. Under the provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable. During December 2011, ninety-seven thousand (97,000) options were granted at an option price of $5.51 per share. The grant date fair value of the options approximated $171,000. Fifty percent of the options vest one year after issuance, with the remaining fifty percent vesting twenty-three months after issuance. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; no annual dividends, expected volatility of 57.7%, risk-free interest rate of 0.3% and expected lives of two years used for options granted during the fiscal year ended March 31, 2012.

In addition, in March 2009, 25,000 options were granted at $3.25 for restricted shares of the Company’s common stock. These options are fully vested with a right to exercise until March 2014.

For the three and six month periods ended September 30, 2012, we recorded $22,234 and $44,467 of stock-based compensation cost as general and administrative expense in our statement of operations. There was no stock based compensation or expense recorded during the prior period. No forfeitures have been estimated.

As of September 30, 2012, the unrecognized compensation cost related to share-based compensation arrangements that we expect to vest is $100,051 that will be recognized over the remaining period of fifteen months as the options vest. The aggregate intrinsic value of currently exercisable options was approximately $29,000 at September 30, 2012.

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

General

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three and six month periods ended September 30, 2012 and 2011 relate to the operational results of the Company. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

The Company has developed new products based on new smoke and gas detection technologies, with what the Company believes are improved sensing technology and product features. The Company has applied for patents for these new products.

Results of Operations

Three Months Ended September 30, 2012 and 2011

Sales. Net sales for the three months ended September 30, 2012 were $3,456,813 compared to $3,307,514 for the comparable three months in the prior fiscal year, an increase of $149,299 (4.5%). The primary reasons for the increase in net sales volumes were higher sales of carbon monoxide detectors during the quarter ended September 30, 2012.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 33.9% and 30.3% of sales for the quarters ended September 30, 2012 and 2011, respectively. The increase in gross profit margin was primarily due to the mix of products sold which included sales of our new product line which typically provide higher margins.

Expenses. Research and development, and selling, general and administrative expenses were $1,366,460 at September 30, 2012, compared to $1,234,611 for the comparable three months in the prior year. As a percentage of net sales, these expenses increased to 39.5% for the three month period ended September 30, 2012, from 37.3% for the 2011 period. The increase of these costs in dollars and as a percentage of net sales was primarily due to advertising and promotional expense of approximately $125,000 related to the introduction of our new product line.

Other Income. The Company recorded a gain on an insurance claim related to an inventory loss during transit that represents the insured value of the inventory in excess of actual inventory cost.

Interest Income. Our interest income, net of interest expense, was $5,205 for the quarter ended September 30, 2012, compared to net interest income of $15,841 for the quarter ended September 30, 2011. The decrease in net interest income is due to a reduction in cash held in an interest bearing account.

Income Taxes. During the quarter ended September 30, 2012, the Company recorded an income tax expense of $13,837. For the corresponding 2011 period, the Company incurred income tax expense of $94,315. The provision for an income tax expense for the quarter ended September 30, 2012, as compared to the same quarter in the prior year, is impacted principally by the amount and timing of the unrealized earnings of and the payment of dividends by the Hong Kong Joint Venture.

Net Loss. We reported a net loss of $218,193 for the quarter ended September 30, 2012, compared to a net loss of $309,941 for the corresponding quarter of the prior fiscal year, a $91,748 (29.6%) decrease. The reason for the decrease in net loss is increased net sales and higher gross profit margins, as previously discussed.

Six Months Ended September 30, 2012 and 2011

Sales. Net sales for the six months ended September 30, 2012 were $6,516,165 compared to $6,508,816 for the comparable six months in the prior fiscal year, an increase of $7,349 (0.0%). The primary reasons for the lack of a recovery in net sales volumes is due to the continued difficulties experienced in the housing market and general economic conditions.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 33.0% for the period ended September 30, 2012 and 28.8% for the period ended September 30, 2011. The increase in gross profit margin was primarily due to the mix of products sold, which included sales of our new product line which typically provide higher margins.

Expenses. Research and development, and selling, general and administrative expenses were $2,852,530 at September 30, 2012 compared to $2,478,758 for the comparable six months in the prior year. As a percentage of sales, these expenses were 43.8% for the six month period ended September 30, 2012 and 38.1% for the comparable 2011 period. The primary reason for the increase in the amount of these expenses and these expenses as a percentage of sales is due to advertising and promotional expenses of approximately $317,000 related to the introduction of our new product line.

Interest Income. Our interest income, net of interest expense was $14,852 for the six months ended September 30, 2012, compared to net interest income of $21,015 for the six months ended September 30, 2011. The decrease in net interest income is due to a reduction in cash held in an interest bearing account.

Income Taxes. During the six months ended September 30, 2012, the Company recorded an income tax benefit of $167,897. For the corresponding 2011 period, the Company recorded a tax benefit of $33,112. The provision for income tax benefit for the six months ended September 30 2012, as compared to the same period in the prior year, is impacted principally by the amount and timing of the unrealized earnings of and the payment of dividends by the Hong Kong Joint Venture.

Net Loss. We reported a net loss of $580,791 for the six months ended September 30, 2012 compared to a net loss of $309,360 for the corresponding period of the prior fiscal year, an increase in loss of $271,431 (87.7%). The primary reasons for the increased loss are advertising and promotional charges incurred to promote the new product line, and lower Joint Venture earnings.

Financial Condition and Liquidity

The Company has a Factoring Agreement with CIT Group, Inc. (CIT) which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum amount available under the Factoring Agreement is currently $1,000,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, as of September 30, 2012 we had a borrowing availability of $1,000,000 under the Factoring Agreement. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender. At September 30, 2012, the prime rate was 3.25%. Borrowings are collateralized by all of our accounts receivable and inventory.

Our factored accounts receivable as of the end of our last fiscal year was $1,719,731, and was $1,648,568 as of September 30, 2012. Our prepaid expenses as of the end of our last fiscal year were $599,876, and were comparable to prepaid expenses of $537,432 as of September 30, 2012.

Operating activities used cash of $1,843,646 for the six months ended September 30, 2012. This was primarily due to an increase in inventories and prepaid expenses of $992,668, a decrease in accounts payable and accrued expenses of $375,236, and a loss from operations of $580,791. For the same period last year, operating activities used cash of $2,426,582, primarily as a result of increases in inventory and increases in accounts receivable and amounts due from factor.

Investing activities provided cash of $48,835 during the six months ended September 30, 2012, and provided cash of $387,448 for the six months ended September 30, 2011.

Financing activities used cash of $121,070 during the six months ended September 30, 2012 for the repurchase of common stock in accordance with the Company’s Stock Repurchase Plan.

We believe that cash on hand available under the Factoring Agreement, distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three and six months ended September 30, 2012 were $5,172,868 and $10,571,417, respectively, compared to $5,222,374 and $11,418,433, respectively, for the comparable period in the prior fiscal year. The 1.0% and 7.4% respective decreases in net sales by the Joint Venture for the three and six month periods were due to lower volumes of sales to unaffiliated customers primarily in Europe.

Gross Margins. Gross margins of the Joint Venture for the three month period ended September 30, 2012 decreased to 18.7% from 21.7% for the 2011 corresponding period. For the six month period ended September 30, 2012, gross margins decreased to 21.7% from the 23.9% gross margin of the prior year’s corresponding period. The lower gross margins for the 2012 period are due to increased labor and materials costs and due to product mix of the Joint Venture’s sales; since gross margins depend on sales volume of various products, with varying margins, decreased sales of higher margin products and increased sales of lower margin products affect the overall gross margins.

Expenses. Selling, general and administrative expenses were $1,083,463 and $2,269,614, respectively, for the three and six month periods ended September 30, 2012, compared to $1,128,308 and $2,158,386 in the prior year’s respective periods. As a percentage of sales, expenses were 20.9% and 21.5% for the three and six month periods ended September 30, 2012, compared to 21.6% and 18.9% for the three and six month periods ended September 30, 2011. The changes in selling, general and administrative expense as a percent of sales for the three and six month periods were primarily due to certain fixed costs that remained constant despite decreased net sales in the 2012 periods.

Interest Income and Expense. Interest income on assets held for investment was $111,295 and $224,188 respectively, for the three and six month periods ended September 30, 2012, compared to interest income of $115,283 and $217,812, respectively, for the prior year’s periods. The decrease for the three month period was principally due to currency fluctuations and the increase for the six month period was principally due to currency fluctuations and the increase in the average balance of assets held for investment.

Net Income. Net income for the three and six months ended September 30, 2012 was $29,902 and $196,721 respectively, compared to $125,490 and $792,317, respectively, in the comparable periods last year. The 76.2% and 75.2% respective decreases in net income for the three and six month periods were due primarily to decreased sales volume as noted above, combined with higher costs for labor and materials reflected as lower gross profit margins as discussed above.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the six months ended September 30, 2012, working capital decreased by $2,501,466 from $10,492,507 on March 31, 2012 to $7,991,041 on September 30, 2012.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At September 30, 2012, an allowance of $57,000 has been provided for uncollectible trade accounts receivable.

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

The following table sets forth information with respect to purchases of common stock by the Company or any affiliated purchasers during the three months ended September 30, 2012:

Total Number of
			Shares Purchased	Maximum Number
	Total	Average	As Part of	of Shares that May
	Number of	Price	Publicly	Yet be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	Or Programs	Programs
July 2012	11,990	4.90	75,128	24,872
TOTAL	11,990	4.90	75,128	24,872

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

ITEM 6.	EXHIBITS

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.4	Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.5	Amendment, dated December 22, 2009, to Amended and Restated Factoring Agreement between the Registrant and CIT dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2010, file No. 1-31747)

10.6	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.7	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.8	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), and by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated November 14, 2012*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, June 30, 2012 and March 31, 2012, (ii) Condensed Consolidated Statements of Earnings for the three months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: November 14, 2012	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer

