Form 10-Q
period 2012-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2013-02-13
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At February 13, 2013, the number of shares outstanding of the registrant’s common stock was 2,300,759.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	December 31, 2012	March 31, 2012
ASSETS
CURRENT ASSETS
Cash	$2,544,011	$3,186,274
Accounts receivable:
Trade, less allowance for doubtful accounts of approximately $57,000 at December 31, 2012 and $70,000 at March 31, 2012	226,914	229,027
Notes receivable – employees	66,297	68,230
Receivable from Hong Kong Joint Venture	622,863	584,594
	916,074	881,851
Amount due from factor	1,545,398	1,719,731
Inventories, net of allowance for obsolete inventory of $70,000 at December 31, 2012 and March 31, 2012	4,901,441	5,398,540
Prepaid expenses	430,210	599,876

TOTAL CURRENT ASSETS	10,337,134	11,786,272

DEFERRED TAX ASSET – NET	2,348,947	2,394,801
INVESTMENT IN HONG KONG JOINT VENTURE	13,481,034	13,083,493
PROPERTY AND EQUIPMENT – NET	154,543	176,144
INTANGIBLE ASSET – NET	81,609	84,962
OTHER ASSETS	38,134	40,134
TOTAL ASSETS	$26,441,401	$27,565,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$619,759	$673,524
Hong Kong Joint Venture accounts payable	50,294	449,430
Accrued liabilities:
Payroll and employee benefits	124,751	111,974
Commissions and other	36,859	58,837

TOTAL CURRENT LIABILITIES	831,663	1,293,765

Long-term obligation	25,000	25,000

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; issued and outstanding, 2,300,759 shares at December 31,2012 and 2,387,887 shares at March 31, 2012	23,008	23,364
Additional paid-in capital	12,781,343	12,885,756
Retained earnings	12,780,387	13,337,921
TOTAL SHAREHOLDERS’ EQUITY	25,584,738	26,247,041
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,441,401	$27,565,806

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2012	2011

Net sales	$4,753,736	$3,186,197
Cost of goods sold – acquired from Joint Venture	3,585,736	2,213,232
Cost of goods sold – other	140,940	154,438

GROSS PROFIT	1,027,060	818,527

Selling, general and administrative expense	1,290,650	1,035,531
Research and development expense	124,063	139,332

Operating loss	(387,653)	(356,336)

Other income:
Interest income	5,120	22,668

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(382,533)	(333,668)

Equity in earnings of Joint Venture	589,426	284,440

Income (Loss) from operations before income taxes	206,893	(49,228)
Income tax (expense) benefit	(183,636)	116,454

NET INCOME	$23,257	$67,226

Income per share:
Basic	0.01	0.03
Diluted	0.01	0.03
Shares used in computing net income per share:
Basic	2,310,672	2,377,211
Diluted	2,314,338	2,383,093

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended December 31,
	2012	2011

Net sales	$11,269,901	$9,695,013
Cost of goods sold – acquired from Joint Venture	7,679,691	6,422,979
Cost of goods sold – other	411,473	579,910

GROSS PROFIT	3,178,737	2,692,124

Selling, general and administrative expense	3,893,485	3,219,764
Research and development expense	373,758	433,857

Operating loss	(1,088,506)	(961,497)

Other income:
Interest income	19,972	43,683
Other income	64,224	-

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(1,004,310)	(917,814)

Equity in earnings of Joint Venture	462,515	526,114

Loss from operations before income taxes	(541,795)	(391,700)
Income tax (expense) benefit	(15,739)	149,566

NET LOSS	$(557,534)	$(242,134)

Loss per share:
Basic	(0.24)	(0.10)
Diluted	(0.24)	(0.10)
Shares used in computing net income per share:
Basic	2,317,315	2,384,315
Diluted	2,317,315	2,384,315

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended December 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(557,534)	$(242,134)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,658	33,100
Earnings of the Joint Venture	(462,515)	(526,114)
Stock based compensation	66,700	3,706

Changes in operating assets and liabilities:
Decrease in accounts receivable and amounts due from factor	140,110	16,145
Decrease (Increase) in inventories and prepaid expenses	666,765	(1,356,202)
Increase in accounts payable and accrued expenses	(462,101)	(81,518)
Decrease (Increase) in deferred taxes and other assets	47,853	(152,206)

NET CASH USED IN OPERATING ACTIVITIES	(527,064)	(2,305,223)

INVESTING ACTIVITIES:
Dividends received from Joint Venture	64,974	418,798
Purchase of property and equipment	(8,704)	(4,060)

NET CASH PROVIDED BY INVESTING ACTIVITIES	56,270	414,738

FINANCING ACTIVITIES
Repurchase of common stock	(171,469)	(109,870)

NET CASH USED BY FINANCING ACTIVITIES	(171,469)	(109,870)

NET DECREASE IN CASH	(642,263)	(2,000,355)

Cash at beginning of period	3,186,274	6,728,593

CASH AT END OF PERIOD	$2,544,011	$4,728,238

Supplemental information:
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2012 audited financial statements filed with the Securities and Exchange Commission on Form 10-K. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

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

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Joint Venture”), that has manufacturing facilities in the People’s Republic of China, for the manufacturing of security products. The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the nine months ended December 31, 2012 and 2011:

	2012	2011
Net sales	$16,951,783	$17,441,872
Gross profit	4,275,838	4,238,962
Net income	1,046,690	1,384,839

Total current assets	13,643,152	15,019,874
Total assets	34,622,174	32,609,488
Total current liabilities	4,764,335	4,209,137

During the nine months ended December 31, 2012 and 2011, respectively, the Company purchased $6,899,560 and $7,231,925 of products from the Joint Venture. For the nine month period ended December 31, 2012 and 2011, respectively, the Company has adjusted its earnings of the Joint Venture to reflect a decrease of $60,829 and $158,494, respectively, for changes to Inter-Company profit in inventory

Income Taxes

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

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided whenever it is more likely than not that a deferred tax asset will not be realized.  Accordingly, the Company established a valuation allowance of $300,000 on its deferred tax asset at December 31, 2012 to recognize that certain foreign tax credits expiring over the next two fiscal years will likely not be realized.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At December 31, 2012, an allowance of $57,000 has been provided for estimated uncollectible trade accounts receivable.

Insurance Receivable

In June 2012, a railroad shipping accident resulted in the total loss of one shipping container of the Company’s products. The Company submitted a claim to its insurance carrier for the selling price of the goods lost. At June 30, 2012, the Company relieved inventory and recorded an insurance receivable for the cost of the goods lost. Other income of $64,224 was recorded during the quarter ended September 30, 2012 to reflect the amount received from the insurance carrier in excess of the insurance receivable previously recorded. This amount represents a portion of the realized profit on lost sales of approximately $400,000 and is recorded as Other Income in the condensed consolidated statements of operations.

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

Diluted income per common share for the three and nine months ended December 31, 2012 excludes 97,000 shares issuable upon the exercise of outstanding “out-of-the-money” stock options. Diluted income per common share for the nine months ended December 31, 2012 and 2011 excludes 25,000 shares issuable upon the exercise of “in-the-money” stock options, as their impact on our net loss is anti-dilutive. As a result, basic and diluted weighted average common shares outstanding are identical for the nine month periods ended December 31, 2012 and 2011. A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three and nine month periods ended December 31, 2012 and 2011, is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Weighted average number of common shares outstanding for basic EPS	2,310,672	2,377,211	2,317,315	2,384,315
Shares issued upon the assumed exercise of outstanding stock options	3,666	5,882	-	-
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,314,338	2,383,093	2,317,315	2,384,315

Shareholders’ Equity

Stock Repurchase Program. In October 2011, the Company announced a stock buyback program and authorized the purchase of up to 100,000 shares of common stock. Shares may be purchased from time to time under this program in the open market, through block trades and/or in negotiated transactions.

From inception through December 31, 2012, a total of 87,128 shares were repurchased at an average price of $5.17 per share.

Stock Options. In October 2011, the shareholders approved the Company’s 2011 Non-Qualified Stock Option Plan (the “Plan”). Under the terms of the Plan, 120,000 shares are reserved for the granting of stock options, of which 97,000 have been issued as of December 31, 2012. Under the provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable. During December 2011, ninety-seven thousand (97,000) options were granted at an option price of $5.51 per share. The grant date fair value of the options approximated $171,000. Fifty percent of the options vest one year after issuance, with the remaining fifty percent vesting twenty-three months after issuance. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; no annual dividends, expected volatility of 57.7%, risk-free interest rate of 0.3% and expected lives of two years.

In addition, in March 2009, 25,000 options were granted at $3.25 for restricted shares of the Company’s common stock. These options are fully vested with a right to exercise until March 2014.

For the three and nine month periods ended December 31, 2012, we recorded $22,234 and $66,700 of stock-based compensation cost as general and administrative expense in our statement of operations. There was no stock based compensation or expense recorded during the prior period. No forfeitures have been estimated.

As of December 31, 2012, the unrecognized compensation cost related to share-based compensation arrangements that we expect to vest is $77,817 that will be recognized over the remaining period of twelve months as the options vest. The aggregate intrinsic value of currently exercisable options was approximately $27,500 at December 31, 2012.

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three and nine month periods ended December 31, 2012 and 2011 relate to the operational results of the Company. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

The Company has developed new products based on new smoke and gas detection technologies, with what the Company believes are improved sensing technology and product features. The Company has applied for patents for these new products.

Results of Operations

Three Months Ended December 31, 2012 and 2011

Sales. Net sales for the three months ended December 31, 2012 were $4,753,736 compared to $3,186,197 for the comparable three months in the prior fiscal year, an increase of $1,567,539 (49.2%). The primary reason for the increase in net sales is due to higher sales of our next generation carbon monoxide detectors during the quarter ended December 31, 2012 as compared to the prior year when these detectors were not yet available for sale.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 21.6% and 25.7% of sales for the quarters ended December 31, 2012 and 2011, respectively. The decrease in gross profit margin was primarily due to the mix of products sold especially the large volume of carbon monoxide alarm sales as previously discussed.

Expenses. Research and development, and selling, general and administrative expenses were $1,414,713 for the three months ended December 31, 2012, compared to $1,174,863 for the comparable three months in the prior year. As a percentage of net sales, these expenses were 29.8% for the three month period ended December 31, 2012, from 36.9% for the 2011 period. The increase of these costs in dollars was primarily due to advertising and promotional expense of approximately $103,000 related to the introduction of the new product line. In addition, higher commissions and selling costs were incurred at the higher level of sales. The decrease in costs as a percentage of net sales was primarily due to the fixed cost nature of certain selling, general and administrative expenses.

Interest Income. Our interest income, net of interest expense, was $5,120 for the quarter ended December 31, 2012, compared to net interest income of $22,668 for the quarter ended December 31, 2011. The decrease in net interest income is due to a reduction in cash held in an interest bearing account.

Income Taxes. During the quarter ended December 31, 2012, the Company recorded an income tax expense of $183,636. For the corresponding 2011 period, the Company recognized an income tax benefit of $116,454. The provision for income tax expense for the quarter ended December 31, 2012, as compared to the same quarter in the prior year, is impacted principally by the provision of a $300,000 allowance for unrealizable foreign tax credits that will likely expire unused over the next two fiscal years, and by the amount and timing of the unrealized earnings of and the payment of dividends by the Hong Kong Joint Venture.

Net Income. We reported net income of $23,257 for the quarter ended December 31, 2012, compared to a net income of $67,226 for the corresponding quarter of the prior fiscal year, a $43,969 (65.4%) decrease. The reason for the decrease in net income is primarily driven by the provision for an allowance for unrealizable foreign tax credits as discussed above offset by increased net sales, and higher earnings of the joint venture.

Nine Months Ended December 31, 2012 and 2011

Sales. Net sales for the nine months ended December 31, 2012 were $11,269,901 compared to $9,695,013 for the comparable nine months in the prior fiscal year, an increase of $1,574,888 (16.2%). The primary reason for the increase in net sales is due to higher sales of our next generation carbon monoxide detectors during the quarter ended December 31, 2012 as compared to the prior year when these detectors were not yet available for sale.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 28.2% for the period ended December 31, 2012 and 27.8% for the period ended December 31, 2011. The increase in gross profit margin was primarily due to the mix of products sold especially the large volume of carbon monoxide alarm sales as previously discussed.

Expenses. Research and development, and selling, general and administrative expenses were $4,267,243 at December 31, 2012 compared to $3,653,621 for the comparable nine months in the prior year. As a percentage of sales, these expenses were 37.9% for the nine month period ended December 31, 2012 and 37.7% for the comparable 2011 period. The primary reason for the increase in the amount of these expenses is due to advertising and promotional expenses of approximately $447,000 related to the introduction of our new product line. The expenses as a percentage of sales did not increase as a result of the increase in advertising expense and increase in sales primarily due to the fixed cost nature of certain selling, general and administrative expenses.

Other Income. During the nine months ended December 31, 2012, the Company recorded a gain of an insurance claim related to an inventory loss during transit that represents the insured value of the inventory in excess of actual inventory cost.

Interest Income. Our interest income, net of interest expense was $19,972 for the nine months ended December 31, 2012, compared to net interest income of $43,683 for the nine months ended December 31, 2011. The decrease in interest income is due to a reduction in cash held in an interest bearing account.

Income Taxes. During the nine months ended December 31, 2012, the Company recorded an income tax benefit of $15,739. For the corresponding 2011 period, the Company recorded a tax benefit of $149,566. The provision for income tax benefit for the nine months ended December 31 2012, as compared to the same period in the prior year, is impacted principally by the provision of a $300,000 allowance for unrealizable foreign tax credits that will likely expire unused over the next two fiscal years, and by the amount and timing of the unrealized earnings of and the payment of dividends by the Hong Kong Joint Venture.

Net Loss. We reported a net loss of $557,534 for the nine months ended December 31, 2012 compared to net loss of $242,134 for the corresponding period of the prior fiscal year, an increase in loss of $315,400 (130.3%). The reasons for the increase in net loss are the provision for an allowance for unrealizable foreign tax credits as discussed above and promotional charges incurred to promote the new product line, offset by increased net sales, and higher earnings of the joint venture.

Financial Condition and Liquidity

The Company has a Factoring Agreement with CIT Group, Inc. (CIT) which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum amount available under the Factoring Agreement is currently $1,000,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, as of December 31, 2012 we had a borrowing availability of $1,000,000 under the Factoring Agreement. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender. At December 31, 2012, the prime rate was 3.25%. Borrowings are collateralized by all of our accounts receivable, and inventory.

Our factored accounts receivable as of the end of our last fiscal year was $1,719,731, and $1,545,398 as of December 31, 2012. Our prepaid expenses as of the end of our last fiscal year were $599,876, and were $430,210 as of December 31, 2012.

Operating activities used cash of $527,064 for the nine months ended December 31, 2012. This was primarily due to a decrease in accounts payable and accrued expenses of $462,101, a loss from operations of $557,534 and a decrease in deferred taxes of $47,853, offset by decreases in inventory due to increased sales during the third quarter and decreases in accounts receivable. For the same period last year, operating activities used cash of $2,305,223, primarily as a result of increases in inventory.

Investing activities provided cash of $56,270 during the nine months ended December 31, 2012, and provided cash of $414,738 for the six months ended December 31, 2011 from joint venture dividends.

Financing activities used cash of $171,469 during the nine months ended December 31, 2012 primarily for the repurchase of common stock in accordance with the Company’s Stock Repurchase Plan.

We believe that cash on hand available under the Factoring Agreement, distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three and nine months ended December 31, 2012 were $6,380,366 and $16,951,783, respectively, compared to $6,023,439 and $17,441,872, respectively, for the comparable period in the prior fiscal year. The 5.9% increase and 2.8% decrease in net sales by the Joint Venture for the three and nine month periods were due to changes in the volume of sales to unaffiliated customers primarily in Europe.

Gross Margins. Gross margins of the Joint Venture for the three month period ended December 31, 2012 increased to 31.0 % from 27.8% for the 2011 corresponding period. For the nine month period ended December 31, 2012, gross margins increased to 25.2% from the 24.3% gross margin of the prior year’s corresponding period. The higher gross margins for the 2012 periods are due to changes in the product mix of the Joint Venture’s sales; since gross margins depend on sales volume of various products, with varying margins, decreased sales of higher margin products and increased sales of lower margin products affect the overall gross margins.

Expenses. Selling, general and administrative expenses were $1,056,245 and $3,325,859, respectively, for the three and nine month periods ended December 31, 2012, compared to $1,016,033 and $3,174,419 in the prior year’s respective periods. As a percentage of sales, expenses were 16.6% and 19.6% for the three and nine month periods ended December 31, 2012, compared to 16.9% and 18.2% for the three and nine month periods ended December 31, 2011. The changes in selling, general and administrative expense as a percent of sales for the nine month period were primarily due to currency fluctuations.

Interest Income and Expense. Interest income on assets held for investment was $153,746 and $376,732 respectively, for the three and nine month periods ended December 31, 2012, compared to interest income of $105,745 and $323,557, respectively, for the prior year’s periods. The increase in the three month and nine month period was principally due to the increase in the average balance of assets held for investment.

Net Income. Net income for the three and nine months ended December 31, 2012 was $849,969 and $1,046,690, respectively, compared to $592,522 and $1,384,839, respectively, in the comparable periods last year. The 43.4% increase and 24.4% respective decrease in net income for the three and nine month periods were due primarily to changes in sales volume as noted above.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the nine months ended December 31, 2012, working capital decreased by $1,613,690 from $10,492,507 on March 31, 2012 to $8,878,817 on December 31, 2012.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At December 31, 2012, an allowance of $57,000 has been provided for uncollectible trade accounts receivable.

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

The following table sets forth information with respect to purchases of common stock by the Company or any affiliated purchasers during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

October 2012	0	0	0	24,872
November 2012	0	0	0	24,872
December 2012	12,000	$4.20	12,000	12,872

Total	12,000	$4.20	12,000	12,872

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

ITEM 6.          EXHIBITS

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747).
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.4	Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)

10.5	Amendment, dated December 22, 2009, to Amended and Restated Factoring Agreement between the Registrant and CIT dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2010, file No. 1-31747)
10.6	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.7	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.8	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), and by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), and by the Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated February 13, 2013*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, December 31, 2012 and March 31, 2012 (ii) Condensed Consolidated Statements of Earnings for the three months ended December 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: February 13, 2013	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer

