Form 10-K
period 2013-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2013-06-27
CIK 102109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2013 or

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________.

Commission file number: 001-31747

UNIVERSAL SECURITY INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	52-0898545
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

11407 Cronhill Drive, Suite A, Owings Mills, Maryland	21117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(410) 363-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NYSE MKT LLC

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the New York Stock Exchange (NYSE AMEX) on September 30, 2012, was $8,522.413.

The number of shares of common stock outstanding as of June 15, 2013 was 2,287,887.

documents incorporated by reference

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2013 Annual Meeting of Shareholders (to be filed).

UNIVERSAL SECURITY INSTRUMENTS, INC.

2013 ANNUAL REPORT ON FORM 10-K

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

In 1989 we formed Eyston Company Limited, a limited liability company under the laws of Hong Kong, as a joint venture with a Hong Kong-based partner, to manufacture various products in the Peoples Republic of China (the “Hong Kong Joint Venture”). We currently own a 50% interest in the Hong Kong Joint Venture and are a significant customer of the Hong Kong Joint Venture (43.4% and 45.8% of its sales during fiscal 2013 and 2012 respectively), with the balance of its sales made to unrelated customers worldwide. We import all of our products from foreign suppliers. For the fiscal year ended March 31, 2013, approximately 98.5% of our purchases were imported from the Hong Kong Joint Venture.

Our sales for the year ended March 31, 2013 were $15,383,877 compared to $13,304,602 for the year ended March 31, 2012. We reported a net loss of $452,561 in fiscal 2013 compared to a net loss of $503,288 in fiscal 2012, a decrease in net loss of $50,727 (10.1%). The decrease in net loss is primarily due to higher earnings of the Hong Kong Joint Venture and increased sales. Included in the fiscal 2013 results is approximately $500,000 for marketing costs associated with our new product line and a $300,000 charge to establish a valuation reserve for deferred taxes. The 2012 results included $107,000 for marketing costs associated with our new product line.

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

Our line of smoke alarms consists of battery powered, electrical and electrical with battery backup alarms. Our products contain different types of batteries with different battery lives, and some with alarm silencers. The smoke alarms marketed to the electrical distribution trade also include hearing impaired and heat alarms with a variety of features. We also market carbon monoxide alarms, door chimes and ventilation products.

Over the past four fiscal years we developed new smoke, carbon monoxide, and natural gas detection technologies which we consider the “next generation” of our safety products, and we have applied for thirteen patents on these new technologies and features. To date we have been granted ten patents (including six for the new technologies and features), and we are currently awaiting notification from the U.S. Patent Office regarding the three remaining patent applications. Most of our new technologies and features have been trademarked under the trade name IoPhic®. We also submitted each of our new products for independent testing agency approval, and we introduced products into the marketplace as approvals were received. This process began during the fourth quarter of our 2011 fiscal year and by the end of the third quarter of our 2012 fiscal year we had completed testing and received approvals from independent testing agencies for all of the next generation of products that we had submitted for testing.

The Company is continuing its research and development efforts and expects to submit additional products to independent testing agencies. We expect to incur additional engineering, design, and certification costs of between $300,000 and $500,000 during the fiscal year ending March 31, 2014.

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

A significant portion of our sales are made by approximately 45 independent sales organizations, compensated by commission, which represents approximately 230 sales representatives, some of which have warehouses where USI Electric products are maintained for sale. In addition, the Company has established a national distribution system with nine regional stocking warehouses throughout the United States which generally enables customers to receive their orders the next day without paying for overnight freight charges. Our agreements with these sales organizations are generally cancelable by either party upon 30 days notice. We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business. Sales are also made directly by the officers and full-time employees of the Company and our USI Electric subsidiary, seven of whom have other responsibilities for the Company. Sales outside the United States are made by our officers and through exporters, and amounted to approximately 10% in fiscal 2013 and 12% of total sales in fiscal 2012.

We also market our products through our website and through our own sales catalogs and brochures, which are mailed directly to trade customers. Our customers, in turn, may advertise our products in their own catalogs and brochures and in their ads in newspapers and other media. We also exhibit and sell our products at various trade shows, including the annual National Hardware Show.

Our backlog of orders as of March 31, 2013 was approximately $580,629. Our backlog as of March 31, 2012 was approximately $2,128,473. This decrease in backlog is primarily due to the timing of orders of our safety products.

Hong Kong Joint Venture

We have a 50% interest in Eyston Company Limited, the Hong Kong Joint Venture, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of certain of our electronic and electrical products.

We believe that the Hong Kong Joint Venture arrangement will ensure a continuing source of supply for a majority of our safety products at competitive prices. During fiscal years 2013 and 2012, 98.5% and 96.2%, respectively, of our total inventory purchases were made from the Hong Kong Joint Venture. The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms. Negative changes in economic and political conditions in China or any other adversity to the Hong Kong Joint Venture will unfavorably affect the value of our investment in the Hong Kong Joint Venture and would have a material adverse effect on the Company’s ability to purchase products for distribution.

Our purchases from the Hong Kong Joint Venture represented approximately 43.4% of the Hong Kong Joint Venture’s total sales during fiscal 2013 and 45.8% of total sales during fiscal 2012, with the balance of the Hong Kong Joint Venture’s sales being primarily made in Europe and Australia, to unrelated customers. The Hong Kong Joint Venture’s sales to unrelated customers were $12,577,674 in fiscal 2013 and $12,008,026 in fiscal 2012. Please see Note C of the Financial Statements for a comparison of annual sales and earnings of the Hong Kong Joint Venture.

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

Competition

In fiscal year 2013, sales of safety products accounted for substantially all of our total sales. In the sale of smoke alarms and carbon monoxide alarms, we compete in all of our markets with First Alert and Walter Kidde Portable Equipment, Inc. These companies have greater financial resources and financial strength than we have. We believe that our safety products compete favorably in the market primarily on the basis of styling, features and pricing.

The safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Employees

As of March 31, 2013, we had 17 employees, 12 of whom are engaged in administration and sales, and the balance of whom are engaged in product development. Our employees are not unionized, and we believe that our relations with our employees are satisfactory.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Effective January 2009, we entered into a ten year operating lease for a 12,000 square foot office and warehouse located in Baltimore County, Maryland. The Company has the right to terminate the lease after five years for a one-time payment of $42,000. In June 2009, we amended this lease to include an additional 3,000 square feet of warehouse space contiguous to our existing warehouse in Baltimore County, Maryland. Monthly rental expense, with common area maintenance, approximates $11,456 and increases 3% per year.

Effective March 2003, we entered into an operating lease for an approximately 2,600 square foot office in Naperville, Illinois. This lease was renewed in March 2012 and increased to approximately 3,400 square feet and extends through February 2015. The monthly rental, with common area maintenance, approximated $3,581 per month during the current fiscal year and is subject to increasing rentals of 3% per year.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

Harvey B. Grossblatt	66	President, Chief Operating Officer and Chief Executive Officer

James B. Huff	61	Chief Financial Officer, Secretary and Treasurer

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

Market for Common Stock

Our common stock, $.01 par value (the “Common Stock”) trades on the NYSE MKT LLC exchange, formerly the American Stock Exchange under the symbol UUU. As of June 14, 2013, there were 225 record holders of the Common Stock. The closing price for the Common Stock on that date was $5.24. We have not paid any cash dividends on our common stock, and it is our present intention to retain all earnings for use in future operations. The following table sets forth the high and low prices for the Common Stock for each full quarterly period during the fiscal years indicated.

Fiscal Year Ended March 31, 2013
First Quarter	High	$5.64
	Low	$4.65

Second Quarter	High	$5.05
	Low	$4.11

Third Quarter	High	$4.50
	Low	$3.93

Fourth Quarter	High	$4.90
	Low	$4.01

Fiscal Year Ended March 31, 2012
First Quarter	High	$7.89
	Low	$6.50

Second Quarter	High	$7.04
	Low	$4.55

Third Quarter	High	$6.39
	Low	$4.51

Fourth Quarter	High	$5.84
	Low	$5.27

Stock Repurchase Program

The following table sets forth information with respect to purchases of common stock by the Company or any affiliated purchasers during the fiscal quarter ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

February 2013	12,872	$4.23	100,000	0

Total	12,872	$4.23	100,000	0

In October 2011, the Company announced a stock buyback program and authorized the purchase of up to 100,000 shares of common stock. Shares could be purchased from time to time under this program in the open market, through block trades and/or in negotiated transactions. The program terminated on February 15, 2013 when the acquisition of 100,000 shares of common stock was completed by the Company pursuant to the program.

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

General

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50% owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2013 and 2012 relate to the operational results of the Company and its consolidated subsidiaries only and includes the Company’s equity share of earnings in the Hong Kong Joint Venture. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Hong Kong Joint Venture.”

While we believe that our overall sales are likely affected by the current global economic situation, we believe that we are specifically negatively impacted by the severe downturn in the U.S. housing market. As stated elsewhere in this report, our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies); every downturn in new home construction and new home sales negatively impacts sales by our USI Electric subsidiary. Our operating results for the current fiscal year ended March 31, 2013 continue to be significantly impacted by the economic downturn of the U.S. housing market. We anticipate that when and as the housing market recovers, sales by our USI Electric subsidiary will improve, as well.

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

Comparison of Results of Operations for the Years Ended March 31, 2013 and 2012

Sales. In fiscal year 2013, our net sales are $15,383,877 compared to sales in the prior year of $13,304,602, an increase of $2,079,275 (15.6%). Our higher sales are attributed to increased orders for our new carbon monoxide detector.

Gross Profit. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin for the fiscal year ended March 31, 2013 was 28.2% compared to 26.4% in fiscal 2012. The increase in 2013 gross margin is attributed to decreased cost of product sold when compared to the prior year resulting primarily from costs incurred to meet delivery commitments to a retail customer in the Canadian market in the prior year and product mix.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased from $4,389,818 in fiscal 2012 to $5,010,230 in fiscal 2013. As a percentage of net sales, these expenses were 32.6% for the fiscal year ended March 31, 2013 and 33.0% for the prior fiscal year. The increase in dollars includes approximately $500,000 incurred to market the new product line, compared to approximately $107,000 incurred in fiscal 2012 to market the new product line.

Research and Development. Research and development expense for the fiscal year ended March 31, 2013 was $543,141, of which approximately $400,000 was for new product development. Research and development expense for the fiscal year ended March 31, 2012 was $570,952, of which approximately $400,000 was for new product development. The decrease in overall research and development expense for the 2013 period compared to the 2012 period was due to certain projects reaching a stage of completion during the year.

Interest Income and Other Income. Interest income for the fiscal year ended March 31, 2013 consisted of interest earned on cash deposits with our factor. During the fiscal years ended March 31, 2013 and 2012, we earned interest of $23,572 and $56,182, respectively from these deposits. The decrease in the amount of interest earned from our factor on these deposits during the 2013 period relates to a reduction in excess cash deposited with our factor. Other income of $66,862 resulted from a gain on an insurance settlement.

Interest Expense. During the fiscal years ended March 31, 2013 and 2012, we incurred no interest expense.

Income Taxes. For the fiscal years ended March 31, 2013 and 2012, our statutory Federal rate of tax is 34.0%. The rate of tax indicated by the provision for income tax expense as shown on the Consolidated Statements of Operations for the March 31, 2013 and 2012 varies from the expected statutory rate. Footnote F to the financial statements provides a reconciliation between the amount of tax that would be expected at statutory rates and the amount of tax expense or benefit provided at the effective rate of tax for each fiscal period.

For the fiscal year ended March 31, 2013, and 2012, we generated net operating loss carryovers to offset future federal and state income taxes of approximately $870,000 and $765,456, respectively. At March 31, 2013 and 2012, we had net operating loss carryovers of approximately $2,351,000 and $1,585,000, respectively. The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided whenever it is more likely than not that a deferred tax assets will not be realized. Accordingly, the Company established a valuation allowance of $300,000 on its deferred tax asset during the fiscal year ended March 31, 2013, to recognize that certain foreign tax credits expiring over the next two fiscal years will likely not be realized.

Net Loss and Income. We reported a net loss of $452,561 for the fiscal year 2013, compared to a net loss of $503,288 for fiscal 2012, a $50,727 (10.1%) decrease. The decrease in the net loss is primarily attributed to higher sales for the fiscal year, higher earnings of the Hong Kong Joint Venture principally due to higher sales to non-affiliated customers, and lower selling costs incurred to meet delivery commitments to U.S. customers. Our equity in the earnings of the Hong Kong Joint Venture increased from $500,502 in fiscal 2012 to $722,827 in fiscal 2013, a $222,325 (44.4%) increase.

Financial Condition, Liquidity and Capital Resources

Our cash needs are currently met by funds generated from operations and from our Factoring Agreement with CIT Group, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum we may borrow under this Agreement is $1,000,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, at March 31, 2013, our maximum borrowing availability under this Agreement was $1,000,000 and nothing was outstanding. Any outstanding principal balance under this Agreement is payable upon demand. The interest rate on the Factoring Agreement, on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by the factor which, as of March 31, 2013, was 3.25%. All borrowings are collateralized by all our accounts receivable and inventory. During the year ended March 31, 2013, working capital (computed as the excess of current assets over current liabilities) decreased by $921,836, from $10,492,507 on March 31, 2012, to $9,570,671 on March 31, 2013.

Our operating activities used cash of $785,730 for the year ended March 31, 2013 principally as a result of the earnings of our Hong Kong Joint Venture of $722,827, as previously discussed, a loss from domestic operations of $452,561, and a decrease in trade accounts payable and accrued expenses of $565,774, partially offset by a reduction in inventory of $1,056,888.

Our operating activities used cash $3,823,293 for the year ended March 31, 2012, principally as a result of increasing inventories by $1,864,529, the earnings of our Hong Kong Joint Venture of $500,502, as previously discussed, lower earnings from domestic operations due to lower gross profit margins, an increase in accounts receivable and amounts due from factor of $384,947 and a decrease in trade accounts payable and accrued expenses of $164,728.

Our investing activities provided cash of $264,268 during fiscal 2013 principally as a result of cash distributions of the Hong Kong Joint Venture of $276,157. In addition, the Company acquired equipment of $11,889.

Our investing activities provided cash during the fiscal year ended March 31, 2012 of $556,870, principally from cash distributions received from the Hong Kong Joint Venture. In addition, the Company acquired equipment of $9,752.

Financing activities used cash of $225,920 and $275,896 during the fiscal years ended March 31, 2013, and 2012, respectively, resulting from the repurchase of the Company’s common stock in accordance with the Company’s stock repurchase plan.

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

In fiscal year 2013, sales of the Hong Kong Joint Venture were $22,031,665, compared to $22,160,107 in fiscal 2012 and are comparable with the prior year.

Net income was $1,647,461 for fiscal year 2013 compared to net income of $1,259,210 for the fiscal year ended March 31, 2012. The increase in net income for fiscal 2013 was primarily due to higher gross margins to unaffiliated customers partially offset by higher selling, general and administration expenses.

Gross margins of the Hong Kong Joint Venture for fiscal 2013 increased to 24.56% from 22.6% in the prior fiscal year. The primary reason for the increase is higher selling prices for sales to unaffiliated customers in Europe.

Selling, general and administrative expenses of the Hong Kong Joint Venture for fiscal 2013 were $4,499,939, compared to $4,002,052 in the prior fiscal year. The increase in dollars as compared to the prior fiscal year results primarily from higher labor costs. As a percentage of sales, these expenses were 20.4% and 18.1%, respectively, for the fiscal years ended March 31, 2013 and 2012. The increase as a percentage is due primarily to higher labor costs.

Investment income and interest income, net of interest expense was $491,474 for fiscal year 2013, compared to $458,191 for fiscal year 2012. The increase in interest income net of interest expense was due to increased investment in assets held for investment.

Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During fiscal year 2013, working capital decreased from $10,432,351 on March 31, 2012 to $9,834,568 on March 31, 2013.

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

Our ability to realize our deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of our deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, we may be required to record valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. At this time, we believe that the earnings performance of our business will be sufficient to utilize our deferred tax assets during the periods in which the applicable temporary income tax differences become deductible. Accordingly, we believe that it is more likely than not that we will realize the benefit of our net deferred tax assets.

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

Revenue Recognition: Revenue is recognized at the time product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectability of the related receivable is reasonably assured. We establish allowances to cover anticipated doubtful accounts and sales returns based upon historical experience. The Company nets the factored accounts receivable with the corresponding advance from the Factor, with the net amount reflected in the consolidated balance sheet. The Company assigns trade receivables on a pre-approved non-recourse basis to the Factor under the Factoring Agreement on an ongoing basis.

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

Recently Issued Accounting Pronouncements

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.

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

Our Chief Financial Officer, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2013 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements.

(a)2. Financial Statement Schedules.

Schedule II – Valuation of Qualifying Accounts	S-1

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.4	Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.5	Amendment, dated December 22, 2009, to Amended and Restated Factoring Agreement between the Registrant and CIT dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2010, file No. 1-31747)
10.6	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.7	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.8	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), and by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 1-31747)

23.1	Consent of Grant Thornton LLP*
23.2	Consent of Grant Thornton LLP (Hong Kong)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated June 26, 2013*
101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the years ended March 31, 2013 and 2012; (iii) Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements*

*Filed herewith

(c) Financial Statements Required by Regulation S-X.

Separate financial statements of the Hong Kong Joint Venture

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.

June 26, 2013	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey B. Grossblatt	President, Chief Executive Officer	June 26, 2013
Harvey B. Grossblatt	and Director

/s/ James B. Huff	Chief Financial Officer	June 26, 2013
James B. Huff	(principal financial officer and
principal accounting officer)

/s/ Cary Luskin	Director	June 26, 2013
Cary Luskin

/s/ Ronald A. Seff	Director	June 26, 2013
Ronald A. Seff

/s/ Ira Bormel	Director	June 26, 2013
Ira Bormel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Universal Security Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. (a Maryland Corporation) and subsidiaries (the Company) as of March 31, 2013 and 2012, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Security Instruments, Inc. and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Baltimore, Maryland

June 27, 2013

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,438,892	$3,186,274
Accounts receivable:
Trade less allowance for doubtful accounts of approximately $57,000 at March 31, 2013 and 2012	153,175	229,027
Receivables from employees	65,375	68,230
Receivable from Hong Kong Joint Venture	419,219	584,594
	637,769	881,851

Amount due from factor	2,281,662	1,719,731
Inventories, net of allowance for obsolete inventory of $70,000 at March 31, 2013 and 2012	4,341,652	5,398,540
Prepaid expenses	598,686	599,876

TOTAL CURRENT ASSETS	10,298,661	11,786,272

DEFERRED TAX ASSETS	2,310,835	2,394,801

INVESTMENT IN HONG KONG JOINT VENTURE	13,530,163	13,083,493

PROPERTY AND EQUIPMENT – NET	152,201	176,144

INTANGIBLE ASSET - NET	80,491	84,962

OTHER ASSETS	38,134	40,134

TOTAL ASSETS	$26,410,485	$27,565,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$548,388	$673,524
Hong Kong Joint Venture accounts payable	-	449,430
Accrued liabilities:
Payroll and employee benefits	103,890	111,974
Commissions and other	75,712	58,837

TOTAL CURRENT LIABILITIES	727,990	1,293,765

Long-term obligation – other	25,000	25,000

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; 20,000,000 authorized, 2,287,887 shares outstanding at March 31, 2013 and 2,336,354 shares issued and outstanding at March 31, 2012	22,879	23,364
Additional paid-in capital	12,749,256	12,885,756
Retained earnings	12,885,360	13,337,921
TOTAL SHAREHOLDERS’ EQUITY	25,657,495	26,247,041
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,410,485	$27,565,806

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31
	2013	2012

Net sales	$15,383,877	$13,304,602
Cost of goods sold – acquired from Joint Venture	10,879,489	9,420,225
Cost of goods sold - other	162,988	373,179

GROSS PROFIT	4,341,400	3,511,198

Research and development expense	543,141	570,952
Selling, general and administrative expense	5,010,230	4,389,818

Operating loss	(1,211,971)	(1,449,572)

Other income :
Interest and other	90,434	56,182
	90,434	56,182

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(1,121,537)	(1,393,390)

Equity in earnings of Hong Kong Joint Venture	722,827	500,502

Loss from operations before income taxes	(398,710)	(892,888)

Income tax (expense) benefit	(53,851)	389,600

NET LOSS	$(452,561)	$(503,288)

Loss per share:
Basic	$(0.20)	$(0.21)
Diluted	$(0.20)	$(0.21)

Shares used in computing net income per share:
Basic	2,311,152	2,374,952
Diluted	2,311,152	2,374,952

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance at April 1, 2011	2,387,887	$23,879	$13,135,198	$13,841,209	$27,000,286

Stock based compensation	-	-	25,939	-	25,939

Repurchase of common stock	(51,533)	(515)	(275,381)	-	(275,896)

Net loss	-	-	-	(503,288)	(503,288)

Balance at March 31, 2012	2,336,354	$23,364	$12,885,756	$13,337,921	$26,247,041

Stock based compensation			88,935		88,935

Repurchase of common stock	(48,467)	(485)	(225,435)		(225,920)

Net loss				(452,561)	(452,561)
Balance at March 31, 2013	2,287,887	$22,879	$12,749,256	$12,885,360	$25,657,495

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES
Net loss	$(452,561)	$(503,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,302	41,522
Stock based compensation	88,935	25,939
Deferred income taxes	83,966	(392,240)

Earnings of the Hong Kong Joint Venture	(722,827)	(500,502)
Changes in operating assets and liabilities:
Increase in accounts receivable and amounts due from factor	(317,849)	(384,947)
Decrease (Increase) in inventories	1,056,888	(1,864,529)
Decrease (Increase) in prepaid expenses	1,190	(80,520)
Decrease in accounts payable and accrued expenses	(565,774)	(164,728)
Decrease in other assets	2,000	-

NET CASH USED IN OPERATING ACTIVITIES	(785,730)	(3,823,293)

INVESTING ACTIVITIES:
Cash distributions from Joint Venture	276,157	566,622
Purchase of equipment	(11,889)	(9,752)

NET CASH PROVIDED BY INVESTING ACTIVITIES	264,268	556,870

FINANCING ACTIVITIES:
Repurchase of common stock	(225,920)	(275,896)

NET CASH USED IN FINANCING ACTIVITIES	(225,920)	(275,896)

DECREASE IN CASH	(747,382)	(3,542,319)

Cash at beginning of period	3,186,274	6,728,593

CASH AT END OF PERIOD	$2,438,892	$3,186,274

Supplemental information:
Interest paid	$-	$-
Income taxes recovered (paid)	$-	$-

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

Cash and Cash Equivalents:  Cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. At times, the Company maintains cash and investment balances in financial institutions, which may exceed federally insured limits. The Company has not experienced any losses relating to such accounts and believes it is not exposed to a significant credit risk on its cash and cash equivalents and investments. The carrying value of cash and cash equivalents approximates their fair value based on their short-term maturities at March 31, 2013 and 2012.

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

Stock-Based Compensation: In October 2011, the stockholders approved the Company’s 2011 Non-Qualified Stock Option Plan authorizing the issuance of 120,000 options to purchase the Company’s common stock. As of March 31, 2013, 97,000 options have been issued at an exercise price of $5.51 with a right to exercise until December 2013.

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

Stock Repurchase Program: In October 2011, the Company announced a stock buyback program under which the Board authorized the purchase of up to 100,000 shares of common stock. The program terminated in February 2013 when the purchase of 100,000 shares of common stock was completed by the Company pursuant to the program.

The following table sets forth information with respect to purchases by the Company of its common stock during the fiscal year ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 2012	11,605	$5.37	63,138	36,862
July 2012	11,990	$4.90	75,128	24,872
December 2012	12,000	$4.20	87,128	12,872
February 2013	12,872	$4.23	100,000	0
Total	48,467	$4.66	100,000	0

Research and Development: Research and development costs are charged to operations as incurred.

Accounts Receivable: The Company nets the factored accounts receivable with the corresponding advance from the Factor, with the net amount reflected in the consolidated balance sheet.

The Company assigns trade receivables on a pre-approved non-recourse basis to the Factor under the Factoring Agreement on an ongoing basis. Factoring charges recognized on assignment of receivables are included in selling, general and administrative expenses in the consolidated statements of income and amounted to $78,467 and $56,943 for the years ended March 31, 2013 and 2012, respectively. The Agreement for the assignment of accounts receivable provides for continuation of the program on a revolving basis until terminated by one of the parties to the Agreement.

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

The Company assigns the majority of its short-term receivables arising in the ordinary course of business to our factor. At the time a receivable is sold to our factor the credit risk associated with the credit worthiness of the debtor is assumed by the factor. The Company continues to bear any credit risk associated with delivery or warranty issues related to the products sold.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At March 31, 2013, an allowance of $57,000 has been provided for uncollectible trade accounts receivable.

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $309,533 and $356,171 in fiscal years 2013 and 2012, respectively.

Inventories: Inventories are stated at the lower of cost (first in/first out method) or market. Included as a component of finished goods inventory are additional non-material costs. These costs include overhead costs, freight, import duty and inspection fees of $509,808 and $571,219 at March 31, 2013 and 2012, respectively. Inventories are shown net of an allowance for inventory obsolescence of $70,000 as of March 31, 2013 and 2012, respectively. The Company reviews inventory quarterly to identify slow moving products and valuation allowances are adjusted when deemed necessary.

Income Taxes: The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, whenever it is more likely than not that a deferred tax asset will not be realized. Accordingly, the Company established a valuation allowance of $300,000 on its deferred tax asset during the fiscal year ended March 31, 2013 to recognize that certain foreign tax credits expiring over the next two fiscal years will likely not be realized. Our ability to realize our remaining deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of our deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, we may be required to record valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. At this time, we believe that the earnings performance of our business will continue during the periods in which the applicable temporary income tax differences become deductible. Accordingly, we believe that it is more likely than not that we will realize the benefit of our net deferred tax assets. The Company follows the financial pronouncement that gives guidance related to the financial statement of recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. Interest and penalties related to income tax matters are recorded as income tax expenses, See Note F, Income Taxes.

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

Net Income per Share: The Company reports basic and diluted earnings per share. Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive) for the period. All common share equivalents are comprised of stock options. Diluted loss per common share for the years ended March 31, 2013 and 2012 exclude the effect of all stock options, which amounted to $122,000 at both March 31, 2013 and 2012, as their effect is antidilutive. As a result, the weighted average number of common shares outstanding is identical for the years ended March 31, 2013 and 2012 for both basic and diluted shares.

	March 31,
	2013	2012

Weighted average number of common shares outstanding for basic EPS	2,311,152	2,374,952

Shares issued upon assumed exercise of outstanding stock options	-	-

Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,311,152	2,374,952

NOTE B – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided by using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

The estimated useful lives for financial reporting purposes are as follows:

Leasehold improvements	-	Shorter of term of lease or useful life of asset
Machinery and equipment	-	5 to 10 years
Furniture and fixtures	-	5 to 15 years
Computer equipment	-	5 years

Property and equipment consist of the following:

	March 31,
	2013	2012
Leasehold improvements	$166,722	$166,772
Machinery and equipment	190,400	190,400
Furniture and fixtures	261,344	256,558
Computer equipment	253,096	245,944
	871,562	859,674
Less accumulated depreciation	(719,361)	(683,530)
	$152,201	$176,144

Depreciation and amortization expense totaled $35,830 and $37,050 for fiscal years ended March 31, 2013 and 2012, respectively.

NOTE C - INVESTMENT IN THE HONG KONG JOINT VENTURE

The Company holds a 50% interest in a Joint Venture with a Hong Kong Corporation, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of consumer electronic products. As of March 31, 2013, the Company has an investment balance of $13,530,163 for its 50% interest in the Hong Kong Joint Venture. There are no material differences between the generally accepted accounting principles (GAAP) used in the Hong Kong Joint Venture’s accounting policies when compared to US GAAP.

The following represents summarized financial information derived from the audited financial statements of the Hong Kong Joint Venture as of March 31, 2013 and 2012.

	March 31,
	2013	2012
Current assets	$14,893,800	$14,753,305
Property and other assets	20,036,497	17,791,497

Total	$34,930,297	$32,544,802

Current liabilities	$5,059,232	$4,320,954
Non-current liabilities	5,769	6,014

Equity	29,865,296	28,217,834

Total	$34,930,297	$32,544,802

	For the Year Ended March 31,
	2013	2012

Net sales	$22,031,665	$22,160,107
Gross profit	5,409,968	5,011,795
Net income	1,647,461	1,259,210

During the years ended March 31, 2013 and 2012, the Company purchased $9,694,435 and $10,152,081, respectively, of finished product from the Hong Kong Joint Venture, which represents 98.5% and 96.2%, respectively, of the Company’s total finished product purchases for the years ended at March 31, 2013 and 2012.

Amounts due the Hong Kong Joint Venture included in Accounts Payable totaled $0 and $449,430 at March 31, 2013 and 2012, respectively. Amounts due from the Hong Kong Joint Venture included in Accounts Receivable totaled $419,219 and $584,594 at March 31, 2013 and 2012, respectively.

The Company’s investment in the Hong Kong Joint Venture as recorded on the Company’s Consolidated Balance sheets has been adjusted by the intercompany profit of the Hong Kong Joint Venture in the inventory of the Company.

NOTE D - AMOUNTS DUE FROM FACTOR

The Company assigns certain of its trade receivables on a pre-approved, non-recourse basis to a Factor. Since these are assigned on a non-recourse basis, the factored trade receivables and related repayment obligations are not separately recorded in the Company’s consolidated balance sheets. The Agreement provides for financing of up to a maximum of $1,000,000 with the amount available at any one time based on cash on deposit, 90% of uncollected non-recourse receivables assigned to the factor, and 50% of qualifying inventory. Financing of approximately $1,000,000 is available at March 31, 2013. Any outstanding amounts due to the factor are payable upon demand and bear interest at the prime rate of interest charged by the factor, which is 3.25% at March 31, 2013. Any amount due to the factor is also secured by the Company’s inventory. There were no borrowings outstanding under this agreement at March 31, 2013.

Under this Factoring Agreement, the Company assigned receivables of $12,966,616 and $9,979,020 during the years ended March 31, 2013 and 2012, respectively. Gains and losses recognized on the assignment of factored receivables include the fair value of the limited recourse obligation. The uncollected balance of non-recourse receivables held by the factor amounted to $2,281,662 and $1,719,731 at March 31, 2013 and 2012. The amount of the uncollected balance of non-recourse receivables borrowed by the Company as of March 31, 2013 and 2012 is $0 and $0, respectively. Collected cash maintained on deposit with the factor earns interest at the factor’s prime rate of interest less two percentage points (effective rate of 1.25%) at March 31, 2013 and 2012.

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

Each of the operating leases for real estate has renewal options with terms and conditions similar to the original lease. Rent expense, including common area maintenance, totaled $175,921 and $176,575 for the years ended March 31, 2013 and 2012, respectively.

	2014	2015	2016	2017	Remainder
Future minimum lease payments are as follows:	185,968	187,633	$150,216	$154,722	$323,509

NOTE F – INCOME TAXES

The Company files its income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Deferred income tax assets and liabilities are computed and recognized for those differences that have future tax consequences and will result in net taxable or deductible amounts in future periods. Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes. The deferred tax liabilities and assets for the Company result primarily from tax credit carryforwards, reserves and accrued liabilities.

For the fiscal year ended March 31, 2013, the Company generated a net operating loss carryover of approximately $870,000 that the Company may carry-forward to offset future taxable income. The Company generated no foreign tax credits for the year.

As of March 31, 2012, the Company had an accumulated net operating loss of approximately $1,578,000 that the Company may carryforward to offset future taxable income. The Company generated no foreign tax credits for the period. At March 31, 2012, the Company has $1,522,886 of foreign tax credit carryforward available to offset future federal income taxes.

At March 31, 2013 and 2012, the Company has total net operating loss carryforwards and tax credit carryforwards of approximately $2,351,000 and $1,585,000, respectively, which expire at various dates from 2013 through 2030. There are certain limitations to the use and application of these deferred tax assets. Management reviews net operating loss carryforwards and income tax credit carryforwards to evaluate if those amounts are recoverable. Based on historical results and projections of future operations and taxable income, the Company established a valuation allowance of $300,000 on its deferred tax asset at December 31, 2012 to recognize that certain foreign tax credits expiring over the next two fiscal years will likely not be realized.

The components of income tax expense (benefit) from continuing operations for the Company are as follows:

	2013	2012
Current benefit
U.S. Federal	$-	$-
U.S. State	-	-

Deferred expense (benefit)	53,851	(389,600)
Total income tax expense (benefit)	$53,851	$(389,600)

The reconciliation between the statutory federal income tax provision and the actual effective tax provision for continuing operations is as follows:

	Years ended March 31,
	2013	2012
Federal tax (benefit) expense at statutory rate (34%) before loss carry-forward	$(135,562)	$(303,582)
Non-repatriated earnings of Hong Kong Joint Venture	(151,868)	(18,758)
Permanent differences	8,301	14,551
True-up adjustments and allowance	332,980	(81,811)
Income tax expense (benefit)	$53,851	$(389,600)

The individual components of the Company’s deferred tax assets are as follows:

	March 31,
	2013	2012
Deferred tax assets:
Financial statement accruals and allowances	$106,398	$68,765
Inventory uniform capitalization	38,247	83,098
Net operating loss carryforward	881,603	637,274
Foreign tax credit carryforward	1,522,886	1,522,886
Research and development tax credit carryforward	61,701	82,778
Allowance for unrealizable deferred tax assets	(300,000)	-
Net deferred tax asset	$2,310,835	$2,394,801

The Company has adopted ASC 740-10 Accounting for Income Taxes and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as a long-term obligation, is $25,000 at March 31, 2013 and 2012.

NOTE G - SHAREHOLDERS’ EQUITY

Stock Repurchase Program – In October 2011, the Company announced a stock buyback program and authorized the purchase of up to 100,000 shares of common stock. The program terminated in February 2013 when the purchase of 100,000 shares of common stock was completed by the Company pursuant to the program. The following table sets forth information with respect to purchases of common stock by the Company or any affiliated purchasers during the fiscal year ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 2012	11,605	$5.37	63,138	36,862
July 2012	11,990	$4.90	75,128	24,872
December 2012	12,000	$4.20	87,128	12,872
February 2013	12,872	$4.23	100,000	0
Total	48,467	$4.66	100,000	0

Stock Options – Under the terms of the Company’s 2011 Non-Qualified Stock Option Plan, 120,000 shares of common stock were reserved for the granting of stock options, of which 97,000 were issued December 13, 2011 and are outstanding as of March 31, 2013, with a right to exercise until December 2013.

In March 2009, 25,000 options were issued at $3.25 for restricted shares of the Company’s common stock. These options became fully vested after one year with a right to exercise until March 2014.

The following tables summarize the status of stock options at March 31, 2013 and option transactions for the years then ended:

Status as of March 31, 2013	Number of Shares

Presently exercisable	25,000

Outstanding options by Grant
Number of holders – Grant 1	1
Average exercise price per share	$3.25
Expiration date:	March 2014

Number of holders – Grant 2	19
Average exercise price per share	$5.51
Expiration date:	December 2013

For the Year Ended March 31, 2013:	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2013 – Grant 1	25,000	3.25
Outstanding at March 31, 2013 – Grant 2	97,000	5.51
	122,000	5.05

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; no annual dividends, expected volatility of 57.73%, risk-free interest rate of 0.3% and expected lives of two years used for options granted in fiscal 2012. The fair value of options granted in fiscal 2012 approximates $170,000. Fifty percent of the options vested one year after issuance, with the remaining fifty percent vesting twenty-three months after issuance.

As of March 31, 2013, the unrecognized compensation cost related to share-based compensation arrangements that we expect to vest is $55,584 over the first three quarters of the fiscal year ending March 31, 2014. The aggregate intrinsic value of currently exercisable options was $35,627 at March 31, 2013.

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

For the fiscal year ended March 31, 2013, the Company had two customers that represented 28.2% of the Company’s product sales.

NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly Results of Operations (Unaudited):

The unaudited quarterly results of operations for fiscal years 2013 and 2012 are summarized as follows:

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
2013
Net sales	$3,059,352	$3,456,813	$4,753,736	$4,113,976
Gross profit	978,345	1,173,332	1,027,060	1,162,663
Net income (loss)	(362,598)	(218,193)	23,257	104,973
Net income (loss) per share:
Basic	(0.16)	(0.09)	0.01	0.04
Diluted	(0.16)	(0.09)	0.01	0.04

2012
Net sales	$3,201,302	$3,307,514	$3,186,197	$3,609,589
Gross profit	872,938	1,000,659	818,527	819,074
Net income (loss)	581	(309,941)	67,226	(261,154)
Net income (loss) per share:
Basic	0.00	(0.13)	0.03	(0.11)
Diluted	0.00	(0.13)	0.03	(0.11)

NOTE K – RETIREMENT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. All full-time employees who have completed 12 months of service are eligible to participate. Employees are permitted to contribute up to the amounts prescribed by law. The Company may provide contributions to the plan consisting of a matching amount equal to a percentage of the employee’s contribution, not to exceed four percent (4%). Employer contributions were $60,136 and $62,769 for the years ended March 31, 2013 and 2012, respectively.

NOTE M – INTANGIBLE ASSETS

Intangible assets consist of legal expenses of $89,434 incurred in obtaining and perfecting patents on newly developed detector technology and are capitalized for financial statement purposes. Upon issuance, patents are amortized over twenty years on a straight-line basis. Amortization expense for the fiscal year ended March 31, 2013 and 2012 was $4,472 and $4,472, respectively. Accumulated amortization at March 31, 2013 was $8,943.

The estimated useful lives for financial reporting purposes are as follows:

Intangible patent costs	-	20 years

SCHEDULE II

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED MARCH 31, 2013 AND 2012

	Balance at beginning of year	Charged to cost and expenses	Deductions	Balance at end of year

Year ended March 31, 2013
Allowance for doubtful accounts	$57,012	$0	$0	$57,012

Year ended March 31, 2012
Allowance for doubtful accounts	$75,000	$0	$17,988	$57,012

Year ended March 31, 2013
Allowance for inventory reserve	$70,000	$0	$0	$70,000

Year ended March 31, 2012
Allowance for inventory reserve	$100,000	$0	$30,000	$70,000

Year ended March 31, 2013
Valuation allowance for deferred tax asset	$0	$300,000	$0	$300,000

S-1

Report and Financial Statements

Eyston Company Limited

For the year ended 31 March 2013

Eyston Company Limited愛斯頓有限公司

Expressed in Hong Kong dollars (“HK$”)

Report of independent registered

public accounting firm

Board of Directors and Shareholders
Eyston Company Limited

We have audited the accompanying consolidated statement of financial position of Eyston Company Limited and subsidiaries (the “company”) as of 31 March 2013 and 2012, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the two years in the period ended 31 March 2013. These financial statements are the responsibility of the group’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform the audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eyston Company Limited and subsidiaries as of 31 March 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended 31 March 2013, in accordance with Hong Kong Financial Reporting Standards.

/s/ Grant Thornton

Beijing, China

27 June, 2013

JV-1

Consolidated statement of comprehensive income

for the years ended 31 March

	Note	2013	2012
		HK$	HK$

Turnover	5	170,914,747	172,387,321

Cost of sales		(128,948,351)	(133,399,699)

Gross profit		41,966,396	38,987,622

Other income	6	7,582,615	4,444,370

Administrative expenses		(34,911,101)	(31,132,660)

Profit from operations		14,637,910	12,299,332

Finance costs	7	(62,310)	(35,852)

Profit before income tax	8	14,575,600	12,263,480

Income tax expense	9	(2,035,989)	(2,467,869)

Profit for the year	10	12,539,611	9,795,611

Other comprehensive income
Changes in fair value of available-for-sale financial assets		1,262,673	954,540
Exchange differences arising on translation of financial statements of subsidiaries		3,296,610	3,010,364

Other comprehensive income for the year		4,559,283	3,964,904

Total comprehensive income for the year		17,098,894	13,760,515

Total comprehensive income attributable to:
Owners of the company		17,098,894	13,760,515

Eyston Company Limited	JV-2

Consolidated statement of financial position

as at 31 March

	Note	2013	2012
		HK$	HK$

ASSETS AND LIABILITIES

Non-current assets
Property, plant and equipment	12	67,424,864	59,105,713
Advanced lease payments	13	13,688,797	13,511,129
Available-for-sale financial assets	14	73,879,426	64,946,120
Pledged bank balances	19	569,775	569,775
		155,562,862	138,132,737
Current assets
Inventories	16	30,966,590	30,313,140
Available-for-sale financial assets	14	9,304,850	2,738,120
Trade and other receivables	17	8,017,892	12,071,964
Amount due from a shareholder	20	1,674,324	1,003,858
Amount due from a related company	20	220,000	-
Tax recoverable		888,798	-
Cash and cash equivalents	19	64,562,641	68,417,212
		115,635,095	114,544,294
Current liabilities
Trade and other payables		32,509,201	26,158,587
Amount due to a related company	20	629,567	2,126,928
Loans from shareholders	21	2,868,954	2,868,954
Provision for taxation		3,272,030	2,393,308
		39,279,752	33,547,777
Net current assets		76,355,343	80,996,517

Non-current liabilities
Deferred tax liabilities	22	44,794	46,693
Net assets		231,873,411	219,082,561

EQUITY

Share capital	23	200	200
Reserves		231,873,211	219,082,361
		231,873,411	219,082,561

Eyston Company Limited	JV-3

Statement of financial position

as at 31 March

	Note	2013	2012
		HK$	HK$
ASSETS AND LIABILITIES

Non-current assets
Property, plant and equipment	12	2,058,630	2,419,397
Available-for-sale financial assets	14	73,879,426	64,946,120
Interests in subsidiaries	15	155,957,816	155,957,816
Pledged bank balances	19	569,775	569,775
		232,465,647	223,893,108
Current assets
Inventories	16	17,578,905	30,313,140
Available-for-sale financial assets	14	9,304,850	2,738,120
Other receivables		1,550,219	1,651,021
Amounts due from subsidiaries	18	18,282,437	18,530,521
Amount due from a related company	20	220,000	-
Tax recoverable		888,798	-
Cash and cash equivalents	19	39,877,025	33,989,265
		87,702,234	87,222,067
Current liabilities
Trade and other payables		12,855,609	12,676,555
Amount due to a subsidiary	18	-	240,805
Amount due to a related company	20	629,567	2,126,928
Loans from shareholders	21	2,868,954	2,868,954
Provision for taxation		-	71,571
		16,354,130	17,984,813
Net current assets		71,348,104	69,237,254

Non-current liabilities
Deferred tax liabilities	22	44,794	46,693
Net assets		303,768,957	293,083,669

EQUITY

Share capital	23	200	200
Reserves	24	303,768,757	293,083,469
		303,768,957	293,083,669

Eyston Company Limited	JV-4

Consolidated statement of changes in equity

for the year ended 31 March

	Share capital	Exchange reserve		Fair value Reserve		Retained profits	Total
	HK$	HK$		HK$		HK$	HK$

Balance at 1 April 2011	200	11,911,920		949,305		201,299,932	214,161,357

Dividends declared (note 11)	-	-		-		(8,839,311)	(8,839,311)
Transaction with owners	-	-		-		(8,839,311)	(8,839,311)

Profit for the year	-	-		-		9,795,611	9,795,611
Other comprehensive income
Change in fair value of available-for-sale financial assets	-	-		954,540		-	954,540
Exchange differences arising on translation of financial statements of subsidiaries	-	3,010,364		-		-	3,010,364
Total comprehensive income for the year	-	3,010,364		954,540		9,795,611	13,760,515
Balance at 31 March 2012 and 1 April 2012	200	14,922,284		1,903,845		202,256,232	219,082,561

Dividends declared (note 11)	-	-		-		(4,308,044)	(4,308,044)
Transaction with owners	-	-		-		(4,308,044)	(4,308,044)

Profit for the year	-	-		-		12,539,611	12,539,611
Other comprehensive income
Change in fair value of available-for-sale financial assets	-	-		1,262,673		-	1,262,673
Exchange differences arising on translation of financial statements of subsidiaries	-	3,296,610		-		-	3,296,610
Total comprehensive income for the year	-	3,296,610		1,262,673		12,539,611	17,098,894
Balance at 31 March 2013	200	18,218,894	*	3,166,518	*	210,487,799 *	231,873,411

*	These reserve accounts comprise the consolidated reserves of HK$231,873,211 (2012: HK$219,082,361) in the consolidated statement of financial position.

Eyston Company Limited	JV-5

Consolidated statement of cash flows

for the year ended 31 March

	2013	2012
	HK$	HK$

Cash flows from operating activities
Profit before income tax	14,575,600	12,263,480
Adjustments for :
Amortisation of advanced lease payments	322,744	311,217
Depreciation of property, plant and equipment	5,440,036	5,791,073
Exchange loss on available-for-sale financial assets	2,001,123	35,063
(Gain)/Loss on disposal of available-for-sale financial assets	(3,209,283)	261,300
Provision for impairment on other receivables	116,869	-
Interest expenses	62,310	35,852
Interest income	(3,875,142)	(3,599,945)
Operating profit before working capital changes	15,434,257	15,098,040
Increase in amount due from a shareholder	(2,824,488)	(1,455,761)
(Increase)/Decrease in inventories	(650,549)	5,032,707
Decrease/(Increase) in trade and other receivables	6,098,190	(1,825,475)
(Increase) in amount due from a related company	(220,000)	-
(Decrease)/Increase in amount due to a related company	(1,497,361)	259,736
Decrease in obligations under finance lease	-	(10,700)
Increase in trade and other payables	6,338,960	3,766,425
Cash generated from operations	22,679,009	20,864,972
Interest received	2,855,060	2,708,248
Interest paid	(62,310)	(35,852)
Dividend paid	(2,154,022)	(4,419,655)
Income tax paid	(2,055,537)	(2,795,109)
Net cash generated from operating activities	21,262,200	16,322,604

Cash flows from investing activities
Deposit paid for acquisition of property, plant and equipment	(959,637)	(5,605,087)
Purchase of property, plant and equipment	(11,553,071)	(5,855,219)
Purchase of available-for-sale financial assets	(30,546,345)	(4,184,700)
Proceeds from disposal of available-for-sale financial assets	17,564,268	3,900,000
Net cash used in investing activities	(25,494,785)	(11,745,006)

Net (decrease)/increase in cash and cash equivalents	(4,232,585)	4,577,598

Cash and cash equivalents at beginning of the year	68,417,212	62,947,017

Effect of foreign exchange rate changes, net	378,014	892,597

Cash and cash equivalents at end of the year	64,562,641	68,417,212

Eyston Company Limited	JV-6

Notes to the financial statements

for the year ended 31 March

1.	GENERAL INFORMATION

Eyston Company Limited (the “Company”) is a limited liability company incorporated and domiciled in Hong Kong. The address of the company’s registered office and principal place of business is B2, 3/F, Fortune Factory Building, 40 Lee Chung Street, Chai Wan, Hong Kong.

The principal activities of the company and its subsidiaries (together referred to as the “group”) are manufacturing and trading of consumer electronic products including smoke, fire and carbon monoxide alarms and other home safety products. Details of the company’s subsidiaries are set out in note 15 to the financial statements.

The financial statements on pages 2 to 42 have been prepared in accordance with Hong Kong Financial Reporting Standards (“HKFRSs”) which collective term includes all applicable individual Hong Kong Financial Reporting Standards, Hong Kong Accounting Standards and Interpretations issued by the Hong Kong Institute of Certified Public Accountants (“HKICPA”).

2.	ADOPTION OF NEW OR AMENDED HKFRSs
2.1	Impact of new or amended HKFRSs which are effective during the year

In the current year, the group has applied for the first time the following new standards, amendments and interpretations (the “new HKFRSs”) issued by the HKICPA, which are relevant to and effective for the group’s financial statements for the annual period beginning on 1 April 2012.

Amendments to HKFRS 7	Financial instruments: Disclosures – Transfers of financial assets

The adoption of the new HKFRSs had no impact on how the results and financial position for the current and prior periods have been prepared and presented.

The group has not applied any new standards, amendments or interpretations that are not yet effective for the current accounting period.

Eyston Company Limited	JV-7

2. ADOPTION OF NEW OR AMENDED HKFRSs (Continued)

2.2	Impact of new or amended HKFRSs which are issued but not yet effective

The following new standards, amendments and interpretations which have been issued by the HKICPA as of 31 March 2013 may be relevant to the group in future years but are not yet effective for the year ended 31 March 2013:

Effective for the annual period beginning on 1 April 2013

Amendments to HKAS 1	Presentation of items of other comprehensive income
Amendments to HKAS 27	Separate financial statements (2011)
HKFRSs (Amendments)	Annual improvements 2009-2011 cycle
Amendments to HKFRS 7	Disclosures – Offsetting financial assets and financial liabilities

HKFRS 10	Consolidated financial statements
HKFRS 12	Disclosure of interests in other entities
HKFRS 13	Fair value measurement

Effective for the annual period beginning on 1 April 2014 or after

Amendments to HKAS 32	Financial instruments: Presentation - Offsetting financial assets and financial liabilities

HKFRS 9	Financial instruments

The above standards, amendments and interpretations, if they are relevant to the group, will be adopted in the annual periods listed. The group is in the process of making an assessment of the impact of the above standards, amendments and interpretations but is not yet in the position to ascertain their impact on its results of operations and financial position.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

3.1	Basis of preparation

The significant accounting policies that have been used in the preparation of these consolidated financial statements are summarised below. These policies have been consistently applied to all the years presented unless otherwise stated. The adoption of new or amended HKFRSs and the impacts on the group’s financial statement, if any, are disclosed in note 2.

The financial statements have been prepared on the historical cost basis except for financial instruments classified as available-for-sale which are stated at fair values. The measurement bases are fully described in the accounting policies below.

It should be noted that accounting estimates and assumptions are used in preparation of the financial statements. Although these estimates are based on management’s best knowledge and judgment of current events and actions, actual results may ultimately differ from those estimates. The areas involving a higher degree of judgment or complexity, or areas where assumptions and estimates are significant to the financial statements are disclosed in note 4.

Eyston Company Limited	JV-8

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.2	Basis of consolidation

The consolidated financial statements incorporate the financial statements of the company and its subsidiaries made up to 31 March each year.

Subsidiaries are fully consolidated from the date on which control is transferred to the group. They are excluded from consolidation from the date that control ceases.

Intra-group transactions, balances and unrealised gains on transactions between group companies are eliminated in preparing the consolidated financial statements. Where unrealised losses on intra-group asset sales are reversed on consolidation, the underlying asset is also tested for impairment from the group’s perspective. Amounts reported in the financial statements of subsidiaries have been adjusted where necessary to ensure consistency with the accounting policies adopted by the group.

3.3	Subsidiaries

Subsidiaries are entities (including special purpose entities) over which the group has the power to control the financial and operating policies so as to obtain benefits from their activities. The existence and effect of potential voting rights that are currently exercisable or convertible are considered when assessing whether the group controls another entity.

In consolidated financial statements, the results of subsidiaries acquired or disposed of during the year are included in the consolidated statement of comprehensive income from the effective date of acquisition and up to the effective date of disposal as appropriate.

In the company’s statement of financial position, subsidiaries are carried at cost less any impairment loss unless the subsidiary is held for sale or included in a disposal group. The results of the subsidiaries are accounted for by the company on the basis of dividends received and receivable at the end of the reporting period. All dividends whether received out of the investee’s pre or post-acquisition profits are recognized in the company’s profit or loss.

Eyston Company Limited	JV-9

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.4	Property, plant and equipment

Property, plant and equipment are stated at acquisition cost less accumulated depreciation and accumulated impairment losses.

Depreciation is provided to write off the cost of property, plant and equipment over their estimated useful lives, using the straight-line method, at the following rates per annum:

Buildings	5% or where shorter over 16 - 19 years
Leasehold improvements	Shorter of 20% or term of the lease
Plant and machinery	20%
Furniture and fixtures	20%
Motor vehicles	20%
Computer equipment and software	50%

Construction in progress represents costs incurred in the construction of buildings. These costs are not depreciated until such time as the relevant assets are completed and put into use, at which time the relevant costs are transferred to the appropriate category of property, plant and equipment.

The assets’ residual values, depreciation methods and useful lives are reviewed, and adjusted if appropriate, at the end of each reporting period.

The gain or loss arising on the retirement or disposal is determined as the difference between the sales proceeds and the carrying amount of the assets and is recognised in profit or loss.

Subsequent costs are included in the assets’ carrying amounts or recognised as separate assets, as appropriate, only when it is probable that future economic benefits associated with the items will flow to the group and the cost of the items can be measured reliably. All other costs, such as repairs and maintenance, are charged to profit or loss during the period in which they are incurred.

3.5	Leasehold land and land use rights

When a lease includes both land and building elements, the group assesses the classification of each element as a finance or an operating lease separately based on the assessment as to whether substantively all the risks and rewards incidental to ownership of each element have been transferred to the group. Specially, the minimum lease payments (including any lump-sum upfront payments) are allocated between the land and the building elements in proportion to the relative fair values of the leasehold interests in the land element and building element of the lease at the inception of the lease. When the lease payments cannot be allocated reliably between the land and building elements, the entire lease is generally classified as a finance lease and accounted for as property, plant and equipment.

Eyston Company Limited	JV-10

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.5	Leasehold land and land use rights (Continued)

To the extent the allocation of the lease payments can be made reliably, interest in leasehold land that is accounted for as an operating lease is presented as “advanced lease payments” in the consolidated statement of financial position and is stated at cost less accumulated amortisation and any accumulated impairment losses. Amortisation is calculated on a straight line basis over the term of the lease/right of use except where an alternative basis is more representative of the time pattern of benefits to be derived by the group from use of the land.

3.6	Inventories

 Inventories are stated at the lower of cost and net realisable value. Cost is determined using first-in, first-out method and, in case of work in progress and finished goods, comprises direct materials, direct labour and an appropriate proportion of overheads. Net realisable value is the estimated selling price in the ordinary course of business less estimated cost of completion and applicable selling expenses.

3.7	Financial assets

 The group’s accounting policies for financial assets other than investments in subsidiaries are set out below.

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

Available-for-sale financial assets include non-derivative financial assets that do not qualify for inclusion in any of the other categories of financial assets. All financial assets within this category are subsequently measured at fair value. Gain or loss arising from a change in the fair value excluding any dividend and interest income is recognised in other comprehensive income and accumulated separately in the fair value reserve in equity, except for impairment losses and foreign exchange gains and losses on monetary assets, until the financial asset is derecognised, at which time the cumulative gain or loss previously recognised in equity would be recycled to profit or loss. Upon disposal, the cumulative gain or loss previously recognised in equity is transferred to profit or loss. Interest calculated using the effective interest method is recognised in profit or loss.

Eyston Company Limited	JV-11

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

3.7	Financial assets (Continued)

Classification of financial assets (Continued)

(ii)	Available-for-sale financial assets (Continued)

The fair value of available-for-sale monetary assets denominated in a foreign currency is determined in that foreign currency and translated at the spot rate at the end of the reporting period. The change in fair value attributable to translation differences that result from a change in amortised cost of the asset is recognised in profit or loss, and other changes are recognised in other comprehensive income.

Management determines the classification of its financial assets at initial recognition depending on the purpose for which the financial assets were acquired and, where allowed and appropriate, re-evaluates this designation at the end of every reporting period.

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

Derecognition of financial assets occurs when the rights to receive cash flows from the financial assets expire or are transferred and substantially all of the risks and rewards of ownership have been transferred. At each of the reporting period, financial assets are reviewed to assess whether there is objective evidence of impairment. If any such evidence exists, impairment loss is determined and recognised based on the classification of the financial asset.

Impairment of financial assets

At the end of each reporting period, financial assets other than at fair value through profit or loss are reviewed to determine whether there is any objective evidence of impairment.

Objective evidence of impairment of individual financial assets includes observable data that comes to the attention of the group about one or more of the following loss events:

-	significant financial difficulty of the debtor;

-	a breach of contract, such as a default or delinquency in interest or principal payments;

-	it becoming probable that the debtor will enter bankruptcy or other financial reorganisation;

Eyston Company Limited	JV-12

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.7	Financial assets (Continued)

Impairment of financial assets (Continued)

-	significant changes in the technological, market, economic or legal environment that have an adverse effect on the debtor;

-	the disappearance of an active market for that financial asset because of financial difficulties; and

-	a significant or prolonged decline in the fair value of an investment in an equity instrument below its cost.

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

If there is objective evidence that an impairment loss on loans and receivables carried at amortised cost has been incurred, the amount of the loss is measured as the difference between the asset’s carrying amount and the present value of estimated future cash flows (excluding future credit losses that have not been incurred) discounted at the financial asset’s original effective interest rate (i.e. the effective interest rate computed at initial recognition). The amount of the loss is recognised in profit or loss of the period in which the impairment occurs.

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

When a decline in the fair value of an available-for-sale financial asset has been recognised in other comprehensive income and accumulated in equity and there is objective evidence that the asset is impaired, an amount is removed from equity and recognised in profit or loss as impairment loss. That amount is measured as the difference between the asset’s acquisition cost (net of any principal repayment and amortisation) and current fair value, less any impairment loss on that asset previously recognised in profit or loss.

Eyston Company Limited	JV-13

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.7	Financial assets (Continued)

Impairment of financial assets (Continued)

(ii)	Available-for-sale financial assets (Continued)

Reversals in respect of investment in equity instruments classified as available-for-sale and stated at fair value are not recognised in profit or loss. The subsequent increase in fair value is recognised in other comprehensive income. Impairment losses in respect of debt securities are reversed if the subsequent increase in fair value can be objectively related to an event occurring after the impairment loss were recognised. Reversal of impairment losses in such circumstances are recognised in profit or loss.

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

3.9	Impairment of non-financial assets

The group’s property, plant and equipment, advanced lease payments and the company’s investments in subsidiaries are subject to impairment testing.

The assets are tested for impairment whenever there are indications that the asset’s carrying amount may not be recoverable.

An impairment loss is recognised as an expense immediately for the amount by which the asset’s carrying amount exceeds its recoverable amount. The recoverable amount is the higher of fair value, reflecting market conditions less costs to sell, and value in use. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects the current market assessment of the time value of money and the risk specific to the asset.

For the purposes of assessing impairment, where an asset does not generate cash inflows largely independent from those from other assets, the recoverable amount is determined for the smallest group of assets that generate cash inflow independently (i.e. cash-generating units). As a result, some assets are tested individually for impairment and some are tested at the cash-generating unit level.

Eyston Company Limited	JV-14

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.9	Impairment of non-financial assets (Continued)

Impairment losses is charged pro rata to the assets in the cash generating unit, except that the carrying value of an asset will not be reduced below its individual fair value less cost to sell, or value in use, if determinable.

An impairment loss is reversed if there has been a favourable change in the estimates used to determine the asset’s recoverable amount and only to the extent that the asset’s carrying amount does not exceed the carrying amount that would have been determined, net of depreciation or amortisation, if no impairment had been recognised.

3.10	Financial liabilities

The group’s financial liabilities include trade and other payables, amount due to a related company and loans from shareholders.

Financial liabilities are recognised when the group becomes a party to the contractual agreements of the instrument. All interest related charges are recognised as an expense in profit or loss when incurred.

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

Eyston Company Limited	JV-15

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.11	Employee benefits

Retirement benefits costs

The group operates a defined contribution Mandatory Provident Fund retirement benefits scheme (the “MPF Scheme”) under the Mandatory Provident Fund Schemes Ordinance, for all of its employees in Hong Kong. The MPF Scheme became effective on 1 December 2000. Contributions are made based on a percentage of the employees’ basic salaries, limited to a maximum of HK$1,000 per month (HK$1,250 per month from 1 June 2012 onwards), and are charged to profit or loss as they become payable in accordance with the rules of the MPF Scheme. The assets of the MPF Scheme are held separately from those of the company in an independently administered fund. The company’s employer contributions vest fully with the employees when contributed into the MPF Scheme. The employees of the group’s subsidiary which operates in Mainland China are required to participate in a central pension scheme operated by the local municipal government. The subsidiary is required to contribute certain percentage of its payroll costs to the central pension scheme. The contributions are charged to profit or loss as they become payable in accordance with the rules of the central pension scheme.

Contributions are recognised as an expense in profit or loss as employees render services during the year. The group’s obligations under these plans are limited to the fixed percentage contribution payable.

Short-term employee benefits

Employee entitlements to annual leave are recognised when they accrue to employees. A provision is made for the estimated liability for annual leave as a result of services rendered by employees up to the end of the reporting period. Non-accumulating compensated absences such as sick leave and maternity leave are not recognised until the time of leave.

3.12	Share capital

Ordinary shares are classified as equity. Share capital is determined using the nominal value of shares that have been issued.

Any transaction costs associated with the issuing of shares are deducted from equity (net of any related income tax benefits) to the extent they are incremental cost directly attributable to the equity transaction.

Eyston Company Limited	JV-16

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.13	Foreign currency translation

The consolidated financial statements are presented in Hong Kong Dollars (HK$), which is also the functional currency of the company.

In the individual financial statements of the consolidated entities, foreign currency transactions are translated into the functional currency of the individual entity using the exchange rates prevailing at the dates of the transactions. At the end of the reporting period, monetary assets and liabilities denominated in foreign currencies are translated at the foreign exchange rates ruling at that date. Foreign exchange gains and losses resulting from the settlement of such transactions and from the reporting date retranslation of monetary assets and liabilities are recognised in profit or loss.

Non-monetary items are carried at fair value that are denominated in foreign currencies are retranslated at the rates prevailing on the date when the fair value was determined and are reported as part of the fair value gain or loss. Non-monetary items that are measured in terms of historical cost in a foreign currency are not re-translated.

In the consolidated financial statements, all individual financial statements of foreign operations, originally presented in a currency different from the group’s presentation currency, have been converted into Hong Kong dollars. Assets and liabilities have been translated into Hong Kong dollars at the closing rate at the end of the reporting period. Income and expenses have been converted into Hong Kong dollars at the exchange rates ruling at the transaction dates, or at the average rates over the reporting period, provided that the exchange rates do not fluctuate significantly. Any differences arising from this procedure have been recognized in other comprehensive income and accumulated separately in the translation reserve in equity.

On the disposal of a foreign operation (i.e. a disposal of the group’s entire interest in a foreign operation, or a disposal involving loss of control over a subsidiary that includes a foreign operation, loss of joint control over a jointly controlled entity that includes a foreign operation, or loss of significant influence over an associate that includes a foreign operation), all of the accumulated exchange differences in respect of that operation attributable to the group are reclassified to profit or loss.

3.14	Accounting for income taxes

Income tax comprises current tax and deferred tax.

Current income tax assets and/or liabilities comprise those obligations to, or claims from, tax authorities relating to the current or prior reporting period, that are unpaid at the end of the reporting period. They are calculated according to the tax rates and tax laws applicable to the periods to which they relate, based on the taxable profit for the year. All changes to current tax assets or liabilities are recognised as a component of income tax expense in profit or loss.

Eyston Company Limited	JV-17

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.14	Accounting for income taxes (Continued)

Deferred tax is calculated using the liability method on temporary differences at the end of the reporting period between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. Deferred tax liabilities are generally recognised for all taxable temporary differences. Deferred tax assets are recognised for all deductible temporary differences, tax losses available to be carried forward as well as other unused tax credits, to the extent that it is probable that taxable profit, including existing taxable temporary differences, will be available against which the deductible temporary differences, unused tax losses and unused tax credits can be utilised.

Deferred tax liabilities are recognised for taxable temporary differences arising on investments in subsidiaries, except where the group is able to control the reversal of the temporary differences and it is probable that the temporary differences will not reverse in the foreseeable future.

Deferred tax is calculated, without discounting, at tax rates that are expected to apply in the period the liability is settled or the asset realised, provided they are enacted or substantively enacted at the end of the reporting period.

Changes in deferred tax assets or liabilities are recognised in profit or loss, or in other comprehensive income or directly in equity if they relate to items that are charged or credited to other comprehensive income or directly in equity.

Current tax assets and current tax liabilities are presented in net if, and only if,

(a)	the group has the legally enforceable right to set off the recognised amounts; and
(b)	intends either to settle on a net basis, or to realise the asset and settle the liability simultaneously.

The group presents deferred tax assets and deferred tax liabilities in net if, and only if,

(a)	the entity has a legally enforceable right to set off current tax assets against current tax liabilities; and
(b)	the deferred tax assets and the deferred tax liabilities relate to income taxes levied by the same taxation authority on either:
(i)	the same taxable entity; or
(ii)	different taxable entities which intend either to settle current tax liabilities and assets on a net basis, or to realise the assets and settle the liabilities simultaneously, in each future period in which significant amounts of deferred tax liabilities or assets are expected to be settled or recovered.

Eyston Company Limited	JV-18

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.15	Leases

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

(ii)	Operating lease charges as the lessee

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

Revenue comprises the fair value of the consideration received or receivables for the sale of goods, rendering of services and the use by others of the group’s assets yielding interest, net of rebates and discounts. Provided it is probable that the economic benefits will flow to the group and the revenue and costs, if applicable, can be measured reliably, revenue is recognised as follows :

Revenue from the sale of goods is recognised when the significant risks and rewards of ownership of the goods have been transferred to customers. This is usually taken as the time when the goods are delivered and the customer has accepted the goods.

Interest income is recognised on a time proportion basis using the effective interest rate method.

Eyston Company Limited	JV-19

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.17	Related parties
(a)	For the purposes of these financial statements, a person or a close member of that person’s family is related to the group if that person:

(i)	has control or joint control over the group;

(ii)	has significant influence over the group; or

(iii)	is a member of the key management personnel of the group or of a parent of the group.

Close family members of an individual are those family members who may be expected to influence, or be influenced by, that individual in their dealings with the entity.

(b)	For the purposes of these financial statements, an entity is related to the group if any of the following conditions applies:

(i)	the entity and the group are members of the same group (which means that each parent, subsidiary and fellow subsidiary is related to the others);

(ii)	one entity is an associate or joint venture of the other entity (or an associate or joint venture of a member of a group of which the other entity is a member);

(iii)	both entities are joint ventures of the same third party;

(iv)	one entity is a joint venture of a third entity and the other entity is an associate of the third entity;

(v)	the entity is a post-employment benefit plan for the benefit of employees of either the group or an entity related to the group;

(vi)	the entity is controlled or jointly controlled by a person identified in (a); or

(vii)	a person identified in (a)(i) has significant influence over the entity or is a member of the key management personnel of the entity (or of a parent of the entity).

Eyston Company Limited	JV-20

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

3.18	Provisions and contingent liabilities

Provisions are recognised when the group has a present obligation (legal or constructive) as a result of a past event, and it is probable that an outflow of economic benefits will be required to settle the obligation and a reliable estimate of the amount of the obligation can be made. Where the time value of money is material, provisions are stated at the present value of the expenditure expected to settle the obligation. All provisions are reviewed at the end of each reporting period and adjusted to reflect the current best estimate.

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

The group makes estimates and assumptions concerning the future. The resulting accounting estimates will, by definition, seldom equal the related actual results. The estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year are discussed below:

Depreciation and amortisation

The group and company depreciates the property, plant and equipment on a straight-line basis over the estimated useful lives, starting from the date on which the assets are placed into productive use. The estimated useful lives reflect the directors’ estimate of the periods that the group intends to derive future economic benefits from the use of the group’s and company’s property, plant and equipment.

Impairment of receivables

The policy for the impairment of receivables of the group is based on the evaluation of collectibility and ageing analysis of accounts and on the management’s judgement. A considerable amount of judgement is required in assessing the ultimate realisation of these receivables, including the current creditworthiness and the past collection history of each debtor.

Eyston Company Limited	JV-21

4.	CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS (Continued)

Net realisable value of inventories

Net realisable value of inventories is the actual or estimated selling price in the ordinary course of business, less further costs of completion and the estimated costs necessary to make the sale. These estimates are based on the current market condition and the historical experience of selling products of similar nature. It could change significantly as a result of competitor actions in response to changes in market condition. Management reassesses these estimations at each the end of each reporting period.

Impairment on interests in subsidiaries

The group determines whether investments in subsidiaries are impaired whenever there are indications that the investment carrying amount may not be recoverable. This requires an estimation of the value-in-use of the Cash Generating Units (“CGU”) to which investments in subsidiaries are allocated. Estimating a value-in-use amount requires management to make an estimation of the expected future cash flows from the CGU and also to choose a suitable discount rate in order to calculate the present value of those cash flows.

Current taxation and deferred taxation

The group is subject to income taxes in Hong Kong and the People’s Republic of China (“PRC”). Significant judgement is required in determining the amount of the provision of taxation and the timing of payment of the related taxations. There are many transactions and calculations for which the ultimate tax determination is uncertain during the ordinary course of business. Where the final tax outcome of these matters is different from the amounts that were initially recorded, such differences will impact the income tax and deferred tax provisions in the period in which such determination is made.

5.	TURNOVER

Revenue, which is also the group’s turnover, represents total invoiced value of goods supplied, less discounts and returns.

6.	OTHER INCOME

	2013	2012
	HK$	HK$

Gain on disposal of available-for-sale financial assets	3,209,283	-
Interest income	3,875,142	3,599,945
Sundry income	498,190	844,425
	7,582,615	4,444,370

7.	FINANCE COSTS

	2013	2012
	HK$	HK$

Interest charges on discounted bills
which are wholly repayable within 5 years	62,310	35,852

Eyston Company Limited	JV-22

8.	PROFIT BEFORE INCOME TAX

	2013	2012
	HK$	HK$

Profit before income tax is arrived at after (crediting)/charging:

Amortisation of advanced lease payments	322,744	311,217
Auditors’ remuneration	349,519	335,714
Cost of inventories recognised as expenses	128,948,351	133,399,699
Depreciation of property, plant and equipment	5,440,036	5,791,073
Exchange loss, net	3,088,104	1,093,535
(Gain)/loss on disposal of available-for-sale financial assets	(3,209,283)	261,300
Operating lease charges in respect of land and buildings	3,604,861	3,397,354
Retirement benefits scheme contributions	3,727,756	3,969,353
Staff costs (excluding retirement benefits scheme contributions)	30,828,367	30,573,396
Provision for impairment on other receivables	116,869	-

9.	INCOME TAX EXPENSE

	2013	2012
	HK$	HK$

The tax charge comprises :
Hong Kong profits tax
- current year	890,529	2,409,865
- over provision in prior years	(47,393)	(13,628)
	843,136	2,396,237
PRC Enterprise Income Tax
- current year	1,061,626	28,783
- under provision in prior years	133,126	-
	1,194,752	28,783

Deferred tax (Note 22)
- current year	(1,899)	42,849
Total income tax expense	2,035,989	2,467,869

Hong Kong profits tax has been provided at the rate of 16.5% (2012: 16.5%) on the group’s estimated assessable profits arising in Hong Kong for the year.

The PRC enterprise income tax (“EIT”) is computed according to the relevant laws and regulations in the PRC. The applicable income tax rate was 25% for the year (2012: 25%).

Eyston Company Limited	JV-23

9.	INCOME TAX EXPENSE (Continued)

Reconciliation between tax expense and accounting profit at applicable tax rates:

	2013	2012
	HK$	HK$

Profit before income tax	14,575,600	12,263,480

Tax on profit before income tax, calculated at the rates applicable to profits in the tax jurisdictions concerned	2,374,599	457,621
Tax effect of non-deductible expenses	574,809	353,601
Tax effect of non-taxable revenue	(2,001,876)	(2,953,153)
Tax effect on temporary differences not recognised	(39,862)	359,380
Tax effect on unrecognised tax losses	947,232	4,168,465
Under/(over) provision in prior years	85,733	(13,628)
Others	95,354	95,583
Income tax expense	2,035,989	2,467,869

10.	PROFIT ATTRIBUTABLE TO THE OWNERS OF THE COMPANY

Of the consolidated profit attributable to the owners of the company of HK$12,539,611 and HK$9,795,611 in 2013 and 2012 respectively, HK$13,730,659 and HK$28,332,203 in 2013 and 2012 respectively have been dealt with in the financial statements of the company.

11.	DIVIDENDS

	2013	2012
	HK$	HK$

Dividends attributable to the year :

First interim dividend of HK$448,801 (2012: HK$1,714,438) per share	897,602	3,428,876

Second interim dividend of HK$57,995 (2012: HK$1,307,657) per share	115,989	2,615,314

Third interim dividend of HK$1,647,227 (2012: HK$244,524) per share	3,294,453	489,049

Fourth interim dividend of HK$ nil (2012:HK$1,153,036) per share	-	2,306,072
	4,308,044	8,839,311

Eyston Company Limited	JV-24

12.	PROPERTY, PLANT AND EQUIPMENT

Group

	Buildings	Leasehold improvements	Construction in progress	Plant and machinery	Furniture and fixtures	Motor vehicles	Computer equipment and software	Total
	HK$	HK$	HK$	HK$	HK$	HK$	HK$	HK$

At 31 March 2011
Cost	40,085,764	10,813,762	20,155,705	57,790,746	6,237,642	7,973,932	2,251,318	145,308,869
Accumulated depreciation	(17,942,147)	(10,652,184)	-	(45,056,174)	(5,492,395)	(6,550,765)	(2,217,720)	(87,911,385)
Net book amount	22,143,617	161,578	20,155,705	12,734,572	745,247	1,423,167	33,598	57,397,484

Year ended 31 March 2012
Opening net book amount	22,143,617	161,578	20,155,705	12,734,572	745,247	1,423,167	33,598	57,397,484
Additions			2,708,463	1,392,687	382,651	1,358,800	12,618	5,855,219
Depreciation	(554,169)	(84,773)		(4,266,023)	(296,184)	(565,127)	(24,797)	(5,791,073)
Exchange difference	266,490	-	715,857	562,329	38,930	57,420	3,057	1,644,083
Closing net book amount	21,855,938	76,805	23,580,025	10,423,565	870,644	2,274,260	24,476	59,105,713

At 31 March 2012
Cost	40,510,414	10,813,762	23,580,025	60,206,886	6,628,901	9,501,779	2,273,976	153,515,743
Accumulated depreciation	(18,654,476)	(10,736,957)	-	(49,783,321)	(5,758,257)	(7,227,519)	(2,249,500)	(94,410,030)
Net book amount	21,855,938	76,805	23,580,025	10,423,565	870,644	2,274,260	24,476	59,105,713

Year ended 31 March 2013
Opening net book amount	21,855,938	76,805	23,580,025	10,423,565	870,644	2,274,260	24,476	59,105,713
Additions	-	-	1,247,387	9,887,557	285,775	-	132,352	11,553,071
Depreciation	(1,560,669)	(40,021)	-	(2,879,699)	(277,155)	(627,930)	(54,562)	(5,440,036)
Transfer	-	-	(95,983)	-	95,983	-	-	-
Exchange difference	909,280	-	869,197	296,335	116,040	15,024	240	2,206,116
Closing net book amount	21,204,549	36,784	25,600,626	17,727,758	1,091,287	1,661,354	102,506	67,424,864

At 31 March 2013
Cost	42,233,502	10,813,762	25,600,626	70,432,437	7,099,680	9,683,346	2,417,578	168,280,931
Accumulated depreciation	(21,028,953)	(10,776,978)	-	(52,704,679)	(6,008,393)	(8,021,992)	(2,315,072)	(100,856,067)
Net book amount	21,204,549	36,784	25,600,626	17,727,758	1,091,287	1,661,354	102,506	67,424,864

Eyston Company Limited	JV-25

12.	PROPERTY, PLANT AND EQUIPMENT (Continued)

Company

	Leasehold improvements	Plant and machinery	Furniture and fixtures	Motor vehicles	Computer equipment and software	Total
	HK$	HK$	HK$	HK$	HK$	HK$
At 31 March 2011
Cost	2,782,291	13,723,413	1,636,190	1,924,985	1,321,080	21,387,959
Accumulated depreciation	(2,620,712)	(12,122,680)	(1,616,975)	(1,792,127)	(1,321,080)	(19,473,574)
Net book amount	161,579	1,600,733	19,215	132,858	-	1,914,385

Year ended 31 March 2012
Opening net book amount	161,579	1,600,733	19,215	132,858	-	1,914,385
Additions	-	703,068	-	1,358,800	-	2,061,868
Depreciation	(84,773)	(1,393,175)	(19,185)	(59,723)	-	(1,556,856)
Closing net book amount	76,806	910,626	30	1,431,935	-	2,419,397

At 31 March 2012
Cost	2,782,291	14,426,481	1,636,190	3,283,785	1,321,080	23,449,827
Accumulated depreciation	(2,705,485)	(13,515,855)	(1,636,160)	(1,851,850)	(1,321,080)	(21,030,430)
Net book amount	76,806	910,626	30	1,431,935	-	2,419,397

Year ended 31 March 2013
Opening net book amount	76,806	910,626	30	1,431,935	-	2,419,397
Additions	-	342,752	-	-	-	342,752
Depreciation	(40,021)	(354,628)	(30)	(308,840)	-	(703,519)
Closing net book amount	36,785	898,750	-	1,123,095	-	2,058,630

At 31 March 2013
Cost	2,782,291	14,769,233	1,632,015	3,283,785	1,321,080	23,788,404
Accumulated depreciation	(2,745,506)	(13,870,483)	(1,632,015)	(2,160,690)	(1,321,080)	(21,729,774)
Net book amount	36,785	898,750	-	1,123,095	-	2,058,630

Eyston Company Limited	JV-26

13.	ADVANCED LEASE PAYMENTS

The group’s advanced lease payments represent up-front payments to acquire long term interests in the usage of land held in Mainland China on leases of between 10 to 50 years. Movement in their net carrying amounts are analysed as follows:

	Group
	2013	2012
	HK$	HK$

Opening net carrying amount	13,511,129	13,345,713
Exchange adjustments	500,412	476,633
Amortisation	(322,744)	(311,217)
Closing net carrying amount	13,688,797	13,511,129

14.	AVAILABLE-FOR-SALE FINANCIAL ASSETS

	Group and Company
	2013	2012
	HK$	HK$

Available-for-sale financial assets :
Listed outside Hong Kong, at market value	83,184,276	67,684,240
Less: Portion included in current assets	(9,304,850)	(2,738,120)
Portion included in non-current assets	73,879,426	64,946,120

The fair value of the group’s interests in listed equity securities has been measured as described in note 30.

15.	INTERESTS IN SUBSIDIARIES

	Company
	2013	2012
	HK$	HK$

Unlisted shares, at cost	156,157,816	156,157,816
Less : Provision for impairment	(200,000)	(200,000)
	155,957,816	155,957,816

Eyston Company Limited	JV-27

15.	INTERESTS IN SUBSIDIARIES (Continued)

Details of the subsidiaries as at 31 March 2013 are as follows:

Name	Place of incorporation/ establishment	Nominal value of issued capital/ registered capital			Percentage of issued capital held by the company directly	Principal activities

Fujian Taisun Electronics Technologies Co., Ltd.	The PRC	US$	15,000,000		100%	Manufacture of consumer electronic products

Fujian Taisun Fire Safety Technologies Co., Ltd.	The PRC	US$	5,000,000		100%	Manufacture of consumer electronic products (not yet commence operations)

Sound Well (Hong Kong) Co. Limited	Hong Kong	HK$	200,000		100%	Trading of consumer electronic products and investment holding

Kimbager International Limited	British Virgin Islands	US$	1		100%	Trading of machinery and equipment

Kimbager Limited	Hong Kong	HK$	10,000		100%	Dormant

Dongguan Kimbager Electronics Limited	The PRC	HK$	200,000	*	100%	Dormant

Topmax Industries Limited	Hong Kong	HK$	100		100%	Dormant

* Registered capital of Dongguan Kimbager Electronics Limited is HK$1,000,000. The registered capital paid up to 31 March 2013 was HK$200,000 (2012: Nil).

16.	INVENTORIES

	Group		Company
	2013	2012	2013	2012
	HK$	HK$	HK$	HK$

Raw materials	20,364,420	19,662,745	12,390,833	19,662,745
Work in progress	5,507,121	4,719,390	2,523,653	4,719,390
Finished goods	5,095,049	5,931,005	2,664,419	5,931,005
	30,966,590	30,313,140	17,578,905	30,313,140

Eyston Company Limited	JV-28

17.	TRADE AND OTHER RECEIVABLES

	Group
	2013	2012
	HK$	HK$

Accounts receivable	2,455,589	3,223,698
Deposits, prepayments and other receivables	5,562,303	8,848,266
	8,017,892	12,071,964

Ageing analysis of trade receivables that are past due but not impaired is as follows:

	Group
	2013	2012
	HK$	HK$
Neither past due nor impaired	597,265	76,822
0 – 30 days past due	1,858,324	3,146,876
	2,455,589	3,223,698

At the end of each reporting period, the group’s trade receivables were individually determined to be impaired. Trade receivables that were past due but not impaired relate to a number of independent customers that had a good track record with the group. Based on past experience, the management believe that no impairment allowance is necessary in respect of these balances as there has not been a significant change in credit quality and the balances are still considered fully recoverable. The group does not hold any collateral or other credit enhancements over these balances.

18.	AMOUNTS DUE FROM/(TO) SUBSIDIARIES

Company

	2013	2012
	HK$	HK$
Trade *	6,461,714	7,017,686
Non-trade **	13,457,714	13,149,826
	19,919,428	20,167,512
Less : Provision for impairment	(1,636,991)	(1,636,991)
	18,282,437	18,530,521

*	The amount is unsecured and arises from trading activities of which the settlement period is in accordance with normal commercial terms.

**	The amount is unsecured, interest-free and repayable on demand.

Amount due to a subsidiary is unsecured, interest-free and repayable on demand.

Eyston Company Limited	JV-29

19.	CASH AND CASH EQUIVALENTS

	Group		Company
	2013	2012	2013	2012
	HK$	HK$	HK$	HK$
Bank and cash balances	64,562,641	68,417,212	39,877,025	33,989,265
Long-term deposit	569,775	569,775	569,775	569,775
	65,132,416	68,986,987	40,446,800	34,559,040

Less: Long-term pledged deposit-guarantee for electricity supply	(569,775)	(569,775)	(569,775)	(569,775)
	64,562,641	68,417,212	39,877,025	33,989,265

The long-term deposit was denominated in Renminbi (“RMB”) and deposited with bank in Mainland China as at 31 March 2013 and 2012 to guarantee for the electricity supply of its manufacturing plant.

Deposits with banks earn interest at floating rates based on daily bank deposit rates.

At 31 March 2013, the group had cash and cash equivalents denominated in RMB amounting to approximately HK$15,119,394 (2012: HK$17,312,690), representing deposits placed with banks in Mainland China.

Renminbi is not freely convertible into foreign currencies. Under the PRC’s Foreign Exchange Control Regulations and Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, the group is permitted to exchange RMB for foreign currencies through banks which are authorised to conduct foreign exchange business.

20.	AMOUNT DUE FROM/(TO) A SHAREHOLDER / A RELATED COMPANY

The amount is unsecured, interest-free and repayable on demand.

21.	LOANS FROM SHAREHOLDERS

The loans are unsecured, interest-free and repayable on demand by the respective shareholders.

Eyston Company Limited	JV-30

22.	DEFERRED TAX

At 31 March 2013, the major deferred tax liabilities recognised in the statement of financial position and the movements during the current and prior years is as follows:

Group and Company

Accelerated tax depreciation
HK$
Balance at 1 April 2011	3,844
Recognised in profit or loss (Note 9)	42,849
Balance at 31 March 2012 and 1 April 2012	46,693
Recognised in profit or loss (Note 9)	(1,899)
Balance at 31 March 2013	44,794

23.	SHARE CAPITAL

	2013	2012
	HK$	HK$
Authorised :
100 ordinary shares of HK$100 each	10,000	10,000
Issued and fully paid :
2 ordinary shares of HK$100 each	200	200

24.	RESERVES

The amounts of the group’s reserves and the movements therein for the current and prior years are presented in consolidated statement of changes in equity on page 5 of the financial statements.

Company

	Retained profits	Fair value reserve	Total
	HK$	HK$	HK$

Balance at 1 April 2011	271,686,732	949,305	272,636,037

Profit for the year	28,332,203	-	28,332,203
Change in fair value of available-for-sale financial assets	-	954,540	954,540
Dividends declared	(8,839,311)	-	(8,839,311)
Balance at 31 March 2012 and 1 April 2012	291,179,624	1,903,845	293,083,469

Profit for the year	13,730,659	-	13,730,659
Change in fair value of available-for-sale financial assets	-	1,262,673	1,262,673
Dividends declared	(4,308,044)	-	(4,308,044)
Balance at 31 March 2013	300,602,239	3,166,518	303,768,757

Eyston Company Limited	JV-31

25.	OPERATING LEASE ARRANGEMENTS

At 31 March 2013, the total future minimum lease payments under non-cancellable operating leases in respect of land and buildings are as follows:

	Group		Company
	2013	2012	2013	2012
	HK$	HK$	HK$	HK$
Within one year	1,659,936	432,600	1,151,280	161,000
In the second to fifth years	4,001,215	-	3,645,720	-
	5,661,151	432,600	4,797,000	161,000

The group and the company lease land and buildings under operating leases. The leases run for an initial period of one to five years, with an option to renew the leases at the expiry dates. None of the leases include contingent rentals.

26.	CAPITAL COMMITMENTS

	Group
	2013	2012
	HK$	HK$

Contracted but not provided for the construction of the factory premises in the PRC	4,371,457	4,415,608

27.	CONTINGENT LIABILITIES

The current and prior years’ tax provisions have been prepared on the basis that the management fees and bonuses are deductible in the determination of the assessable profits of the company and the company is entitled to the offshore claims. During the year ended 31 March 2006, the company received enquiries from the Hong Kong Inland Revenue Department regarding these deductions and offshore claims. As at the date of approval of these financial statements, the outcome of the enquiries is uncertain. In the opinion of the directors, no provision for additional taxes is required. The total contingent tax exposures to the group and company in respect of the deductions and offshore claims are estimated to be approximately HK$6.9 million and HK$33.7 million, respectively.

Eyston Company Limited	JV-32

27.	CONTINGENT LIABILITIES (Continued)

The group is required to make contribution of social security insurance according to the relevant laws and regulations for their employees/workers in Mainland China. However the group had not been requested by the relevant authorities to make such contributions fully in the past. The group has made a provision for the underpaid contributions for the recent years based on the directors’ estimation and the aggregate provision at the end of the reporting period is HK$13.8 million. The directors consider that the likelihood of the group to incur further loss in relation to this matter is remote. The group is not currently aware of any investigations or other circumstances that would indicate that the group will be required to pay up any of the social insurance underpayment.

Except as disclosed above, the group and company have no contingent liabilities at 31 March 2013.

28.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances disclosed elsewhere in the financial statements, during the year, the group had the following transactions with related parties:

		Group
		2013	2012
	Note	HK$	HK$

Transactions with a related company	(i)
Rental expense		3,168,333	2,987,104
Management fee expense		4,434,600	4,434,600
Management bonus expense		629,567	259,736

Transactions with a shareholder
Sales		75,616,596	79,710,981
Purchases		12,460,702	11,721,328
Sales commission expenses		613,754	1,495,624

Note:

(i)	The group entered into those transactions with Taisun Magnetics Limited, in which Mr. Lam Wai Shuen, Shiman, Mr. Lam Wa Leung and Dr. Lam Wai Wing, Malcolm, directors of the company, had interests.

29.	MAJOR NON-CASH TRANSACTION

During the year ended 31 March 2013, HK$2,154,022 (2012: HK$4,419,656) of the dividends for the year was settled through the current account with a shareholder.

Eyston Company Limited	JV-33

30.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

The group is exposed to financial risks through its use of financial instruments in its ordinary course of operations and in its investment activities. The financial risks include market risk (including currency risk, interest risk and other price risk), credit risk and liquidity risk.

Financial risk management is co-ordinated at the group’s headquarters, in close co-operation with the Board of Directors. The overall objectives in managing financial risks focus on securing the group’s short to medium term cash flows by minimising its exposure to financial markets. Long term financial investments are managed to generate lasting returns with acceptable risk levels.

It is not the group’s policy to actively engage in the trading of financial instruments for speculative purposes. The management manages and monitors these exposures to ensure appropriate measures are implemented on a timely and effective manner.

30.1	Interest rate risk

Interest rate risk related to the risk that the fair value or cash flow of a financial instrument will fluctuate because of changes in market interest rates. The group’s exposure to interest rate risk mainly arises on cash and cash equivalents. The group has not used any derivative contracts to hedge its exposure to interest rate risk or formulated a policy to manage the interest rate risk. However, the directors monitor interest rate change exposure and will consider hedging significant interest rate exchange exposure should the need arises.

The policies to manage interest rate risk have been followed by the group since prior year are considered to be effective.

Eyston Company Limited	JV-34

30.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)

30.1	Interest rate risk (Continued)

At 31 March 2013, the group was exposed to changes in market interest rates through cash and cash equivalent, which are subject to variable interest rates. The following table illustrates the sensitivity of the profit after tax for the year and retained earnings to a change in interest rates of +1% and -1% (2012: +1% and -1%), with effect from the beginning of the year. The calculations are based on the group’s and the company’s bank balance held at each reporting date. All other variables are held constant.

	Group		Company
	2013	2012	2013	2012
	HK$	HK$	HK$	HK$

If interest rates were 1% (2012: 1%) higher
Net profit for the year	651,324	689,870	404,468	345,590

If interest rates were 1% (2012: 1%) lower
Net profit for the year	(651,324)	(689,870)	(404,468)	(345,590)

30.2	Price risk

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

At 31 March 2013, if securities prices had increased/decreased by 1% and all other variables were held constant, fair value reserve would increase/decrease by approximately HK$831,843 (2012: fair value reserve would increase/decrease by approximately HK$676,842). This is mainly due to the changes in available-for-sale financial assets. This sensitivity analysis has been determined assuming that the price change had occurred at the reporting date and had been applied to the group’s investment on that date.

The assumed volatilities of listed securities represent management’s assessment of a reasonably possible change in these security prices over the next twelve month period.

Eyston Company Limited	JV-35

30.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)

30.3	Foreign currency risk

Currency risk refers to the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The group mainly operates in the Asia Pacific Region and is exposed to foreign exchange risk arising from various currency exposures, primarily with respect to the US dollar, RMB, Australian dollar (AUD), Pound Sterling (GBP) and Euro (EUR). The HK dollar is pegged to the US dollar at an exchange rate of approximately 7.8, the foreign exchange exposure between US dollar and HK dollar is therefore minimal. The group’s exposure to RMB is minimal as majority of the subsidiaries of the group operates in the PRC with most of the transactions denominated and settled in Renminbi. The group also holds foreign currency time deposits which are exposed to foreign currency risk. To mitigate the group’s exposure to foreign currency risk, the group manages its foreign exchange risk by actively monitoring its foreign currency translations.

The policies to manage foreign currency risk have been followed by the group since prior years and are considered to be effective.

(a)	Exposure to currency risk

The following table details the group’s and the company’s exposure at the end of the reporting period to currency risk arising from recognised assets or liabilities denominated in a currency other than the group’s functional currency.

	Group		Company
	2013	2012	2013	2012
	HK$	HK$	HK$	HK$
Net financial assets
AUD	10,171,621	10,532,486	10,171,621	10,532,486
GBP	7,157,782	7,846,087	7,157,782	7,846,087
EUR	426,659	646,219	550,463	580,181

Eyston Company Limited	JV-36

30.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)

30.3	Foreign currency risk (Continued)

(b)	Sensitivity analysis

The sensitivity analysis has been determined assuming that the reasonably possible change in foreign exchange rates had occurred at the reporting date and had been applied to the group’s exposure to currency risk for financial instruments in existence at that date, and that all other variables, in particular interest rates, remain constant. The stated changes represent management’s assessment of reasonably possible changes in foreign exchange rates over the period until the next annual reporting date. A 1% strengthening/ (weakening) of HK$ against AUD, GBP and EUR at the reporting date would increase/ (decrease) the group’s and the company’s profit after tax and retained profits by the amount shown below. Other components of equity would not be affected by changes in the foreign exchange rates.

	2013		2012
	Changes in foreign exchange rates	Effect on profit after tax and retained profits	Changes in foreign exchange rates	Effect on profit after tax and retained profits
		HK$		HK$
Group
AUD	+1%/-1%	84,933/(84,933)	+1%/-1%	87,946/(87,946)
GBP	+1%/-1%	59,767/(59,767)	+1%/-1%	65,515/(65,515)
EUR	+1%/-1%	3,563/(3,563)	+1%/-1%	5,396/(5,396)

	2013		2012
	Changes in foreign exchange rates	Effect on profit after tax and retained profits	Changes in foreign exchange rates	Effect on profit after tax and retained profits
		HK$		HK$
Company
AUD	+1%/-1%	84,933/(84,933)	+1%/-1%	87,946/(87,946)
GBP	+1%/-1%	59,767/(59,767)	+1%/-1%	65,515/(65,515)
EUR	+1%/-1%	4,596/(4,596)	+1%/-1%	4,845/(4,845)

Eyston Company Limited	JV-37

30.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)

30.4	Credit risks

Credit risk arises from the possibility that the counterparty to a transaction is unwilling or unable to fulfill its obligation with the results that the group thereby suffers financial loss. The group’s exposure to credit risk mainly arises from granting credit to customers in the ordinary course of its operations and from its investing activities. The carrying amounts of trade and other receivables, amount due from a shareholder, available-for-sale financial assets and cash and cash equivalents included in the consolidated statement of financial position represent the group’s maximum exposure to credit risk in relation to financial assets. No other financial assets carry a significant exposure to credit risk. The group monitors the trade and other receivables on an ongoing basis and only trades with creditworthy third parties. In addition, all the group’s cash and cash equivalents are deposited with major banks located in Hong Kong and the PRC. The group adopts conservative investment strategies. For investments in debt securities, only issuers with credit rating of A- or above from Standard & Poor’s would be considered. Trading accounts are only opened with reputable security brokers. No margin trading is allowed. Accordingly, the group has no significant concentrations of credit risk.

The credit and investment policies have been followed by the group since prior years and are considered to have been effective in limiting the group’s exposure to credit risk to a desirable level.

See note 17 to these financial statements for further details of the group’s exposures to credit risk on trade and other receivables.

30.5	Fair values

The following table presents financial assets and liabilities measured at fair value in the statements of financial position in accordance with the fair value hierarchy. The hierarchy groups financial assets and liabilities into three levels based on the relative reliability of significant inputs used in measuring the fair value of these financial assets and liabilities. The fair value hierarchy has the following levels:

- Level 1:	quoted prices (unadjusted) in active markets for identical assets and liabilities;
- Level 2:	inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and
- Level 3:	inputs for the assets or liability that are not based on observable market data (unobservable inputs).

Eyston Company Limited	JV-38

30.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)

30.5	Fair values (Continued)

The level in the fair value hierarchy within which the financial asset or liability is categorised in its entirety is based on the lowest level of input that is significant to the fair value measurement.

The financial assets and liabilities measured at fair value in the statements of financial position are grouped into the fair value hierarchy as follows:

Group and Company	2013	2012
	Level 1	Level 1
	HK$	HK$
Assets
Available-for-sale financial assets	83,184,276	67,684,240

The group does not have any financial instruments categorised as Level 2 or Level 3 and there have been no significant transfers between levels 1 and 2 in the reporting periods.

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

The carrying amounts of the group’s and the company’s financial instruments carried at cost or amortised costs are not materially different from their fair values as at 31 March 2013 and 2012.

30.6	Liquidity risks

Liquidity risk relates to the risk that the group will not be able to meet its obligations associated with its financial liabilities that are settled by delivering cash or another financial asset. The group is exposed to liquidity risk in respect of settlement of trade and other payables, amount due to a related party, and its financing obligations, and also in respect of its cash flow management. The group’s objective is to maintain an appropriate level of liquid assets and committed lines of funding to meet its liquidity requirements in the short and longer term.

Eyston Company Limited	JV-39

30.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)

30.6	Liquidity risks (Continued)

As at 31 March 2013, the group had net current assets of HK$76,355,343 (2012: HK$80,996,517) and net assets of HK$231,873,411 (2012: HK$219,082,561). The management considered the liquidity risk to be minimal.

The group manages its liquidity needs by carefully monitoring expected payments for potential investments as well as cash-outflows due in day-to-day business. Liquidity needs are monitored on a day-to-day basis. Long-term liquidity needs for a 365-day lookout period are identified on a monthly basis.

The group maintains mainly cash to meet its liquidity requirements for up to 30-day periods, funding for long-term liquidity needs will be considered when there is any potential investment identified.

The liquidity policies have been followed by the group since prior years and are considered to have been effective in managing liquidity risks.

The following table details the remaining contractual maturities at the end of the reporting period of the group’s and the company’s non-derivative financial liabilities, which are based on contractual undiscounted cash flows (including interest payment computed using contractual rate or, if floating, based on rates current at the reporting date) and the earliest date the group and the company can be required to pay:

Group

	On demand or within 1 year	Total contractual undiscounted cash flow	Carrying amount
	HK$	HK$	HK$

At 31 March 2013
Trade and other payables	32,509,201	32,509,201	32,509,201
Amount due to a related company	629,567	629,567	629,567
Loans from shareholders	2,868,954	2,868,954	2,868,954
	36,007,722	36,007,722	36,007,722

At 31 March 2012
Trade and other payables	26,158,587	26,158,587	26,158,587
Amount due to a related company	2,126,928	2,126,928	2,126,928
Loans from shareholders	2,868,954	2,868,954	2,868,954
	31,154,469	31,154,469	31,154,469

Eyston Company Limited	JV-40

30.	FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES (Continued)

30.6	Liquidity risks (Continued)

Company

	On demand or within 1 year	Total contractual undiscounted cash flow	Carrying amount
	HK$	HK$	HK$

At 31 March 2013
Trade and other payables	12,855,609	12,855,609	12,855,609
Amount due to a related company	629,567	629,567	629,567
Loans from shareholders	2,868,954	2,868,954	2,868,954
	16,354,130	16,354,130	16,354,130

At 31 March 2012
Trade and other payables	12,676,555	12,676,555	12,676,555
Amount due to a subsidiary	240,805	240,805	240,805
Amount due to a related company	2,126,928	2,126,928	2,126,928
Loans from shareholders	2,868,954	2,868,954	2,868,954
	17,913,242	17,913,242	17,913,242

30.7	Summary of financial assets and liabilities by category

The carrying amounts presented in the statements of financial position relate to the following categories of financial assets and financial liabilities:

	Group		Company
	2013	2012	2013	2012
	HK$	HK$	HK$	HK$
Financial assets
Pledged bank balances	569,775	569,775	569,775	569,775
Available-for-sale financial assets	83,184,276	67,684,240	83,184,276	67,684,240
Loans and receivables:
Trade and other receivables	8,017,892	12,071,964	1,550,219	1,651,021
Amount due from a shareholder	1,674,324	1,003,858	-	-
Amounts due from subsidiaries	-	-	18,282,437	18,530,521
Amount due from a related company	220,000	-	220,000	-
Cash and cash equivalents	64,562,641	68,417,212	39,877,025	33,989,265
	158,228,908	149,747,049	143,683,732	122,424,822

Financial liabilities
Financial liabilities measured at amortised cost:
Trade and other payables	32,509,201	26,158,587	12,855,609	12,676,555
Amount due to a related company	629,567	2,126,928	629,567	2,126,928
Amount due to a subsidiary	-	-	-	240,805
Loans from shareholders	2,868,954	2,868,954	2,868,954	2,868,954
	36,007,722	31,154,469	16,354,130	17,913,242

Eyston Company Limited	JV-41

31.	CAPITAL MANAGEMENT POLICIES AND PROCEDURES

The group’s objectives when managing capital are:

(a)	To safeguard the group’s ability to continue as a going concern, so that it continues to provide returns and benefits for its stakeholders;

(b)	To support the group’s stability and growth; and

(c)	To provide capital for the purpose of strengthening the group’s risk management capability.

The group actively and regularly reviews and manages its capital structure to ensure optimal capital structure and shareholder returns, taking into consideration the future capital requirements of the group and capital efficiency, prevailing and projected profitability, projected operating cash flows, projected capital expenditures and projected strategic investment opportunities. To maintain or adjust the capital structure, the group may adjust the dividend payables to shareholders, issue new shares or raise and repay debts. The group’s capital management objectives, policies or processes were unchanged during the year ended 31 March 2013 and 31 March 2012. Management regards total equity of HK$231,873,411 (2012: HK$219,082,561) as capital for capital management purpose.

Eyston Company Limited	JV-42