Form 10-Q
period 2013-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2013-08-16
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2013

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

At August 6, 2013, the number of shares outstanding of the registrant’s common stock was 2,287,887.

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2013	March 31, 2013
		(As revised)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,488,034	$2,438,892
Accounts receivable:
Trade less allowance for doubtful accounts of approximately $57,000 at June 30, 2013 and March 31, 2013	189,627	153,175
Receivable from employees	65,150	65,375
Receivable from Hong Kong Joint Venture	640,669	419,219
	895,446	637,769

Amount due from factor	1,985,218	2,281,662
Inventories, net of allowance for obsolete inventory of $70,000 at June 30, 2013 and March 31, 2013	5,002,976	4,341,652
Prepaid expenses	637,207	598,686

TOTAL CURRENT ASSETS	10,008,881	10,298,661

DEFERRED TAX ASSET	2,479,901	2,310,835
INVESTMENT IN HONG KONG JOINT VENTURE	14,998,034	14,906,573
PROPERTY AND EQUIPMENT – NET	143,179	152,201
INTANGIBLE ASSET – NET	79,373	80,491
OTHER ASSETS	38,134	38,134

TOTAL ASSETS	$27,747,502	$27,786,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$586,688	$548,388
Accounts payable to Hong Kong JointVenture	137,283	-
Accrued liabilities:
Payroll and employee benefits	94,478	103,890
Commissions and other	48,024	75,712

TOTAL CURRENT LIABILITIES	866,473	727,990

Long-term obligation – other	25,000	25,000

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,287,887 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	22,879	22,879
Additional paid-in capital	12,771,490	12,749,256
Retained earnings	12,865,830	12,885,360
Accumulated other comprehensive income	1,195,830	1,376,410
TOTAL SHAREHOLDERS’ EQUITY	26,856,029	27,033,905
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,747,502	$27,786,895

The accompanying notes are an integral part of these condensed consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2013	2012

Net sales	$3,005,669	$3,059,352
Cost of goods sold – acquired from Joint Venture	2,157,412	1,981,585
Cost of goods sold – other	98,933	99,422

GROSS PROFIT	749,324	978,345

Research and development expense	126,636	126,146
Selling, general and administrative expense	1,089,744	1,359,924

Operating loss	(467,056)	(507,725)

Other income:
Investment and interest income	6,419	9,647

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(460,637)	(498,078)

Equity in earnings (loss) of Hong Kong Joint Venture	272,041	(46,254)

Loss from operations before income taxes	(188,596)	(544,332)

Income tax benefit	169,066	181,744

NET LOSS	$(19,530)	$(362,588)

Loss per share:
Basic	(0.01)	(0.16)
Diluted	(0.01)	(0.16)

Shares used in computing net loss per share:
Basic	2,287,887	2,326,662
Diluted	2,287,887	2,326,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,
	2013	2012
NET LOSS	$(19,530)	$(362,588)

Other Comprehensive Income (Loss)
Company’s portion of Hong Kong Joint Venture’s:
Currency translation	(6,485)	210,310
Investment securities	(174,095)	24,812

COMPREHENSIVE LOSS	$(200,110)	$(127,466)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net Loss	$(19,530)	$(362,588)
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in deferred taxes	(169,066)	(151,620)
Depreciation and amortization	10,140	13,738
Stock based compensation	22,234	-
(Earnings) Loss of the Hong Kong Joint Venture	(272,041)	46,254
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and amounts due from factor	38,767	(53,802)
Increase in inventories and prepaid expenses	(669,727)	(170,472)
Decrease in accounts payable and accrued expenses	108,365	360,529

NET CASH USED IN OPERATING ACTIVITIES	(950,858)	(317,961)

INVESTING ACTIVITIES:
Purchase of property and equipment	-	(8,704)

NET CASH USED IN INVESTING ACTIVITIES	-	(8,704)

FINANCING ACTIVITIES
Repurchase of common stock	-	(40,087)

NET CASH USED BY FINANCING ACTIVITIES	-	(40,087)

Cash at beginning of period	2,438,892	3,186,274

CASH AT END OF PERIOD	$1,488,034	$2,819,522

Supplemental information:
Interest paid	-	-
Income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its majority owned subsidiaries. Except for the consolidated balance sheet as of March 31, 2013, which was derived from audited financial statements (as revised), the accompanying condensed consolidated financial statements are unaudited. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2013 audited financial statements filed with the Securities and Exchange Commission on Form 10-K. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

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

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Hong Kong Joint Venture”), that manufactures security products in its facilities located in the People’s Republic of China. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture as of and for the three months ended June 30, 2013 and 2012:

	2013	2012
Net sales	$6,250,349	$5,398,549
Gross profit	1,810,813	1,331,734
Net income	527,078	166,819
Total current assets	13,579,390	14,248,158
Total assets	34,993,836	33,001,260
Total current liabilities	4,930,630	4,112,479

During the three months ended June 30, 2013 and 2012 the Company purchased $2,138,627 and $2,544,466, respectively, of products directly from the Hong Kong Joint Venture for resale. For the three month period ended June 30, 2013 and 2012 the Company has adjusted its earnings of the Joint Venture to reflect an increase of $56,973 and $129,663, respectively, to eliminate inter-Company profit on purchases held by the Company in inventory.

Income Taxes

We calculate our interim tax provision in accordance with the guidance for accounting for income taxes in interim periods. At the end of each interim period, we estimate the annual effective tax rate and apply that tax rate to our ordinary quarterly pre-tax income. The tax expense or benefit related to discrete events during the interim period is recognized in the interim period in which those events occurred. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided whenever it is more likely than not that a deferred tax asset will not be realized. Accordingly, the Company established a valuation allowance of $300,000 on its deferred tax asset during the year ended March 31, 2013 to recognize that certain foreign tax credits expiring over the next two fiscal years will likely not be realized. . Our ability to realize the remaining deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of our deductible temporary differences and tax planning strategies. If such estimates or assumptions change in the future, we may be required to record valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. As of June 30, 3013, we believe that it is more likely than not that we will realize the benefit of our remaining deferred tax assets.

The Company follows ASC 740-10 that gives guidance to tax positions related to the recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. Interest and penalties related to income tax matters are recorded as income tax expenses. The Company has recorded a long-term liability of $25,000 for an uncertain income tax position, tax penalties and any imputed interest thereon

Financing Receivables

Management considers amounts due from the Company’s factor to be “financing receivables”. Trade accounts receivable, other receivables, and receivables from our Hong Kong Joint Venture are not considered by management to be financing receivables.

The Company assigns the majority of its short-term receivables arising in the ordinary course of business to our factor. At the time a receivable is assigned to our factor the credit risk associated with the credit worthiness of the debtor is assumed by the factor. The Company continues to bear any credit risk associated with delivery or warranty issues related to the products sold.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At June 30, 2013 and 2012, an allowance of approximately $57,000 and $75,000 respectively has been provided for uncollectible trade accounts receivable.

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

Diluted income per common share for the three months ended June 30, 2013 and 2012 excludes 97,000 shares issuable upon the exercise of outstanding “out-of-the-money” stock options and 25,000 shares issuable upon the exercise of “in-the-money” stock options as their impact on our net loss is anti-dilutive. As a result, basic and diluted weighted average common shares outstanding are identical for the three month periods ended June 30, 2013 and 2012.

A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three month periods ended June 30, 2013 and 2012, is as follows:

	Three Months Ended June 30,
	2013	2012
Weighted average number of common shares outstanding for basic EPS	2,287,887	2,326,662
Shares issued upon the assumed exercise of outstanding stock options	-	-
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,287,887	2,326,662

Shareholders’ Equity

Stock Options. In October 2011, the shareholders approved the Company’s 2011 Non-Qualified Stock Option Plan (the “Plan”). Under the terms of the Plan, 120,000 shares are reserved for the granting of stock options, of which 97,000 have been issued as of June 30, 2013. Under the provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable. During December 2011, ninety-seven thousand (97,000) options were granted at an option price of $5.51 per share. The grant date fair value of the options approximated $171,000. Fifty percent of the options vest one year after issuance, with the remaining fifty percent vesting twenty-three months after issuance. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; no annual dividends, expected volatility of 57.7%, risk-free interest rate of 0.3% and expected lives of two years used for options granted during the fiscal year ended March 31, 2012.

In addition, in March 2009, 25,000 options were granted at $3.25 for restricted shares of the Company’s common stock. These options are fully vested with a right to exercise until March 2014.

For the period ended June 30, 2013, we recorded $22,234 of stock-based compensation cost as general and administrative expense in our statement of operations. No forfeitures have been estimated. As of June 30, 2013, the unrecognized compensation cost related to share-based compensation arrangements that we expect to vest is $33,350 that will be recognized over the remaining period of five months as the options vest. The aggregate intrinsic value of currently exercisable options was approximately $46,000 at June 30, 2013.

Contingencies

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updated (ASU’s) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASU’s. Recently issued ASU’s were evaluated and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.

Revision of Prior Period Financial Statements

Certain amounts appearing in the condensed consolidated balance sheet as of March 31, 2013 have been revised to correct for an immaterial error and to conform to the current year’s presentation. The Company had not previously recorded its proportionate share of the Hong Kong Joint Ventures other comprehensive income amounts. These consisted of the impact of foreign currency exchange rates on the translation of certain subsidiaries of the Hong Kong Joint Venture and changes in the fair value of investments held by the Hong Kong Joint Venture that are classified as available for sale. As a result, the Company adjusted the opening balance sheet of the earliest year presented, increasing its investment in the Hong Kong Joint Venture and accumulated other comprehensive income by $1,083,603 as of April 1, 2012. The adjustments also increased its previously reported investment in the Hong Kong Joint Venture and accumulated other comprehensive income as of March 31, 2013 by $1,376,410. Since these two components represented the only components of other comprehensive income, the Company had not previously presented a Statement of Comprehensive Income (Loss). The Company has, in the accompanying Financial Statements, presented a separate condensed consolidated statement of comprehensive loss for the three months ended June 30, 2013 and 2012.

The two components of other comprehensive income noted above decreased comprehensive loss (previously reported as net loss) for the three months ended June 30, 2012 by $235,122 to $127,466, For the three months in the quarters ending September 30, 2012, December 31, 2012 and March 31, 2013 other comprehensive income (loss) was $96,927, $(27,798) and $(11,443); which (decreased) or increased comprehensive loss or income (previously reported as net loss or income) for the quarters then ended. For the fiscal year ending March 31, 2013 other comprehensive income was $292,807, which decreased comprehensive loss of $452,561 (previously reported as a net loss) to $159,754.

The Company assessed the materiality of the error in accordance with the Securities and Exchange Commission (the SEC) Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and 108), and based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to each of the prior reporting periods affected and, therefore, amendment of reports previously filed with the SEC was not required.

	Currency Translation	Investment Securities	Total

Balance – March 31, 2013	$1,173,297	$203,113	$1,376,410

Other comprehensive loss	$(6,485)	$(174,095)	$(180,580)

Balance – June 30, 2013	$1,166,812	$29,018	$1,195,830

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured by our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three month periods ended June 30, 2013 and 2012 relate to the operational results of the Company. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

The Company has developed new products based on new smoke and gas detection technologies, with what the Company believes are improved sensing technology and product features. To date we have applied for thirteen patents on these new technologies and features and have been granted ten patents (including six for the new technologies and features), and we are currently awaiting notification from the U.S. Patent Office regarding the three remaining patent applications. Most of our new technologies and features have been trademarked under the trade name IoPhic®

Results of Operations

Three Months Ended June 30, 2013 and 2012

Sales. Net sales for the three months ended June 30, 2013 were $3,005,669 compared to $3,059,352 for the comparable three months in the prior fiscal year, a decrease of $53,683 (1.8%). The primary reason for the decrease in net sales volumes is the timing of orders received from customers.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 24.9% and 32.0% of sales for the quarters ended June 30, 2013 and 2012, respectively. The decrease in gross profit margin was primarily due to lower margins realized due to changes in the product mix during the periods presented.

Expenses. Research and development expenses were comparable to the three months in the prior year.

Selling, general and administrative expenses decreased by $270,180 from the comparable three months in the prior year. The decrease in the dollar amount of these expenses was principally due to decreased expenditures associated with advertising and promotion of our next generation of products of approximately $202,000. As a percentage of net sales, these expenses decreased to 36.3% for the three month period ended June 30, 2013 from 44.5% for the 2012 period. The decrease in costs as a percentage was primarily due to those items discussed above.

Interest Expense and Income. Net interest income was $6,419 for the quarter ended June 30, 2013, compared to net interest income of $9,647 for the quarter ended June 30, 2012. The decrease in interest income, net of interest expense, is due to a decrease in funds on deposit with our factor.

Income Taxes. During the quarter ended June 30, 2013, the Company generated a net income tax benefit of $169,066. For the corresponding 2012 period, the Company generated net income tax benefit of $181,744 The provision for income taxes for the quarter ended June 30, 2013, as compared to the same quarter in the prior year, is determined principally by the loss from operations and the amount and timing of the unrealized earnings of and the payment of dividends by the Hong Kong Joint Venture. The income tax benefit for the three months ended June 30, 2013 and 2012 is derived from the estimated taxes resulting from the sum of taxable results from operations plus dividends received from the Hong Kong Joint Venture, less the benefit derived, if any, from the utilization of net operating losses available.

Net Income. We reported a net loss of $19,530 for the quarter ended June 30, 2013, compared to a net loss of $362,588 for the corresponding quarter of the prior fiscal year, a $343,058 decrease in the loss. The reason for the decrease in net loss is principally due to increased earnings of the Joint Venture and decreased expenditures for advertising and promotion of our next generation of new products.

Financial Condition and Liquidity

The Company has a Factoring Agreement with CIT Group, Inc. (CIT) which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum amount available under the Factoring Agreement is currently $1,000,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, as of June 30, 2013 we had a borrowing availability of $1,000,000 under the Factoring Agreement. We had no borrowings on the debt portion of the agreement as of June 30, 2013. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender. At June 30, 2013, the prime rate was 3.25%. Borrowings are collateralized by all of our accounts receivable and inventory. The Company does not anticipate any changes in its ability to maintain its short-term or long-term liquidity.

Our factored accounts receivable as of the end of our last fiscal year was $2,281,662, and was $1,985,218 as of June 30, 2013. Our prepaid expenses as of the end of our last fiscal year were $598,686, and were $637,207 as of June 30, 2013.

Operating activities used cash of $950,858 for the three months ended June 30, 2013. This was primarily due to an increase in inventories and prepaid expenses of $669,727 and our net loss including reduction for earnings of the Joint Venture of $272,041 and increase in deferred tax assets of $169,066, offset by an increase in accounts payable and accrued expenses of $108,365. For the same period last year, operating activities used cash of $317,961, primarily as a result of increases in inventory in support of our new product line, and prepaid expenses and a decrease in accounts payable and accrued expenses.

There were no investing activities during the three months ended June 30, 2013. For the same period last year, investing activities used cash of $8,704, primarily related to the purchase of property and equipment.

There were no financing activities during the three months ended June 30, 2013. For the same period last year, financing activities used cash of $40,087 for the repurchase of common stock.

We believe that funds available under the Factoring Agreement, distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three months ended June 30, 2013 were $6,250,349, compared to $5,398,549, for the comparable period in the prior fiscal year. The increase in net sales by the Joint Venture for the three month period was due to higher volumes of sales of smoke alarm products to the Company and to unaffiliated customers of the Joint Venture.

Gross Margins. Gross margins of the Joint Venture for the three month period ended June 30, 2013 increased to 29.0% from 24.7% for the 2012 corresponding period. The higher gross margins for the 2013 period was due to product mix of the Joint Venture’s sales; since gross margins depend on sales volume of various products, with varying margins, lower sales of higher margin products and increased sales of lower margin products affect the overall gross margins.

Expenses. Selling, general and administrative expenses were $1,343,343, for the three month period ended June 30, 2013, compared to $1,186,151 in the prior year’s respective period. As a percentage of sales, expenses were 21.5% for the three month period ended June 30, 2013, compared to 22.0% for the three month period ended June 30, 2012. The increase in selling, general and administrative expenses, as a percent of sales, was primarily due to fixed costs that do not change in the same proportion as the increase in sales, partially offset by an increase in foreign exchange losses of approximately $150,000 for the period ended June 30, 2013 as compared to the prior year period.

Interest Income and Expense. Net interest income on assets held for investment was $124,863 and $112,893 for the three month period ended June 30, 2013 and 2012, respectively.

Net Income. For the reasons stated above, net income for the three months ended June 30, 2013 was $527,078, compared to net income of $166,819, in the comparable period last year.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the three months ended June 30, 2013, working capital increased by $657,719 from $7,991,041 on March 31, 2013 to $8,648,760 on June 30, 2013.

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

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion on the application on these and other accounting policies, see Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended March 31, 2013. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

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

Income Taxes. The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, whenever it is more likely than not that a deferred tax asset will not be realized.  The Company follows AC 740-10 that gives guidance to tax positions and recognition and measurement of a tax positions taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.  Interest and penalties related to income tax matters are recorded as income tax expenses.

Financing Receivables. Management considers amounts due from the Company’s factor to be “financing receivables”. Trade accounts receivable, other receivables, and receivables from our Hong Kong Joint Venture are not considered by management to be financing receivables.

The Company assigns the majority of its short-term receivables arising in the ordinary course of business to our factor. At the time a receivable is assigned to our factor the credit risk associated with the credit worthiness of the debtor is assumed by the factor. The Company continues to bear any credit risk associated with delivery or warranty issues related to the products sold.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At June 30, 2013, an allowance of approximately $57,000 has been provided for uncollectible trade accounts receivable.

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

ITEM 6.           EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.4	Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.5	Amendment, dated December 22, 2009, to Amended and Restated Factoring Agreement between the Registrant and CIT dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2010, file No. 1-31747)
10.6	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.7	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.8	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), and by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated August 16, 2013*

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, June 30, 2013 and March 31, 2013, (ii) Condensed Consolidated Statements of Earnings for the three months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: August 16, 2013	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer
(principal executive officer)

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer
(principal financial officer)

