Form 10-Q
period 2013-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2013-11-14
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2013

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

At  November 12, 2013, the number of shares outstanding of the registrant’s common stock was 2,287,887.

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	March 31, 2013
	Unaudited	As Revised
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,017,402	$2,438,892
Accounts receivable:
Trade less allowance for doubtful accounts of approximately $57,000 at September 30, 2013 and March 31, 2013	189,929	153,175
Receivable from employees	65,580	65,375
Receivable from Hong Kong Joint Venture	490,605	419,219
	746,114	637,769

Amount due from factor	1,534,147	2,281,662
Inventories	6,043,640	4,341,652
Prepaid expenses	361,757	598,686

TOTAL CURRENT ASSETS	9,703,060	10,298,661

DEFERRED TAX ASSET	-	2,310,835
INVESTMENT IN HONG KONG JOINT VENTURE	15,010,284	14,906,573
PROPERTY AND EQUIPMENT – NET	134,116	152,201
INTANGIBLE ASSET - NET	78,255	80,491
OTHER ASSETS	38,134	38,134

TOTAL ASSETS	$24,963,849	$27,786,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$315,197	$548,388
Hong Kong Joint Venture accounts payable	111,237	-
Accrued liabilities:
Payroll and employee benefits	90,485	103,890
Commissions and other	65,377	75,712

TOTAL CURRENT LIABILITIES	582,296	727,990

Long-term obligation – other	25,000	25,000

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,287,887 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively	22,879	22,879
Additional paid-in capital	12,793,724	12,749,256
Retained earnings	10,306,612	12,885,360
Accumulated other comprehensive income	1,233,338	1,376,410
TOTAL SHAREHOLDERS’ EQUITY	24,356,553	27,033,905
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,963,849	$27,786,895

The accompanying notes are an integral part of these condensed consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2013	2012

Net sales	$3,195,611	$3,456,813
Cost of goods sold – acquired from Joint Venture	1,974,681	2,112,370
Cost of goods sold – other	411,775	171,111

GROSS PROFIT	809,155	1,173,332

Research and development expense	94,508	123,549
Selling, general and administrative expense	1,031,746	1,242,911

Operating loss	(317,099)	(193,128)

Other income:
Interest income and other	5,403	69,429

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(311,696)	(123,699)
Equity in earnings (loss) of Joint Venture	232,379	(80,657)

Loss from operations before income taxes	(79,317)	(204,356)

Provision for income tax expense	2,479,901	13,837

NET LOSS	$(2,559,218)	$(218,193)

Loss per share:
Basic	(1.12)	(0.09)
Diluted	(1.12)	(0.09)
Shares used in computing net loss per share:
Basic	2,287,887	2,314,714
Diluted	2,287,887	2,314,714

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended September 30,
	2013	2012

Net sales	6,201,280	$6,516,165
Cost of goods sold - acquired from Joint Venture	4,132,093	4,093,955
Cost of goods – other	510,708	270,533

GROSS PROFIT	1,558,479	2,151,677

Research and development expense	221,144	249,695
Selling, general and administrative expense	2,121,490	2,602,835

Operating loss	(784,155)	(700,853)

Other income :
Interest income and other	11,822	79,076

LOSS BEFORE EQUITY IN (LOSS) EARNINGS OF JOINT VENTURE	(772,333)	(621,777)

Equity in earnings (loss) of Joint Venture	504,420	(126,911)

Loss from operations before income taxes	(267,913)	(748,688)

Provision for current income tax expense (benefit)	2,310,835	(167,897)

NET LOSS	$(2,578,748)	$(580,791)

Loss per share:
Basic	(1.13)	(0.25)
Diluted	(1.13)	(0.25)
Shares used in computing net loss per share:
Basic	2,287,887	2,320,655
Diluted	2,287,887	2,320,655

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended Sept. 30		Six Months Ended Sept. 30,
	2013	2012	2013	2012
NET LOSS	$(2,559,218)	$(218,193)	$(2,578,748)	$(580,791)

Other Comprehensive Income (Loss) Company’s portion of Hong Kong Joint Venture’s other comprehensive income (loss):
Currency translation	(8,485)	38,609	(15,330)	248,919
Investment Securities	46,353	134,708	(127,742)	120,911

Total Comprehensive Income (Loss)	37,868	134,708	(143,072)	369,830
COMPREHENSIVE (LOSS) INCOME	$(2,521,350)	$(83,485)	$(2,721,820)	$(210,961)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(2,578,748)	$(580,791)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (Increase) in deferred taxes	2,310,835	(137,784)
Depreciation and amortization	20,319	23,762
Stock base compensation	44,468	44,467
Loss (earnings) of the Joint Venture	(504,420)	126,911
Changes in operating assets and liabilities:
Decrease in accounts receivable and amounts due from factor	639,170	47,693
Increase in inventories and prepaid expenses	(1,465,059)	(992,668)
Decrease in accounts payable and accrued expenses	(145,693)	(375,236)

NET CASH USED IN OPERATING ACTIVITIES	(1,679,128)	(1,843,646)

INVESTING ACTIVITIES:
Purchase of property and equipment	-	(8,704)
Dividends received from Joint Venture	257,638	57,539

NET CASH PROVIDED BY INVESTING ACTIVITIES	257,638	48,835

FINANCING ACTIVITIES
Repurchase of common stock	-	(121,070)

NET CASH USED IN FINANCING ACTIVITIES	-	(121,070)

NET DECREASE IN CASH	(1,421,490)	(1,915,881)

Cash at beginning of period	2,438,892	3,186,274

CASH AT END OF PERIOD	$1,017,402	$1,270,393

SUPPLEMENTAL INFORMATION:
Interest paid	-	-
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its majority owned subsidiaries.  Except for the consolidated balance sheet as of March 31, 2013, which was derived from audited financial statements, the accompanying condensed consolidated financial statements are unaudited.  Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2013 audited financial statements filed with the Securities and Exchange Commission on Form 10-K. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

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

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Hong Kong Joint Venture”), that manufactures security products in its facilities located in the People’s Republic of China.  The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the six months ended September 30, 2013 and 2012:

	2013	2012
Net sales	$12,762,882	$10,571,417
Gross profit	3,681,014	2,296,928
Net income	1,165,070	196,721
Total current assets	15,019,984	14,526,828
Total assets	35,206,745	34,012,303
Total current liabilities	4,925,122	4,933,787

During the six months ended September 30, 2013 and 2012 the Company purchased $4,326,557 and $5,030,518, respectively, of products directly from the Hong Kong Joint Venture for resale. For the six month periods ended September 30, 2013 and 2012 the Company has adjusted its earnings of the Joint Venture to reflect an increase of $145,041 and $225,271, respectively, to eliminate inter-Company profit on purchases held by the Company in inventory.

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

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements.  These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided whenever it is more likely than not that a deferred tax asset will not be realized. The Company established an initial valuation allowance of $300,000 on its deferred tax assets during the year ended March 31, 2013 to recognize that certain foreign tax credits expiring in future periods will likely not be realized.  Upon further review of updated projected taxable income and the components of the deferred tax asset in accordance with applicable accounting guidance at September 30, 2013, it was determined that it is more likely than not that the tax benefits associated with the remaining components of the deferred tax assets will not be realized. This determination was made based on continued taxable losses during fiscal 2014, that were not in line with projections, as well as product offering delays which cause uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to expiration in 2016.  Accordingly, the valuation allowance was increased by approximately $2,479,000 to fully offset the value of the deferred tax assets at September 30, 2013.  Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At September 30, 2013 and 2012, an allowance of $57,000 has been provided for uncollectible trade accounts receivable.

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

Diluted income per common share for the three and six month periods ended September 30, 2013 and 2012 excludes 97,000 shares issuable upon the exercise of outstanding “out-of-the-money” stock options and 25,000 shares issuable upon the exercise of “in-the-money” stock options as their impact on our net loss is anti-dilutive. As a result, basic and diluted weighted average common shares outstanding are identical for the three and six month periods ended September 30, 2013 and 2012. A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three and six month periods ended September 30, 2013 and 2012, is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Weighted average number of common shares outstanding for basic EPS	2,287,887	2,314,714	2,287,887	2,320,655
Shares issued upon the assumed exercise of outstanding stock options	-	-	-	-
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,287,887	2,314,714	2,287,887	2,320,655

Shareholders’ Equity

Stock Options. In October 2011, the shareholders approved the Company’s 2011 Non-Qualified Stock Option Plan (the “Plan”). Under the terms of the Plan, 120,000 shares are reserved for the granting of stock options, of which 97,000 have been issued as of September 30, 2013. Under the provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable. During December 2011, ninety-seven thousand (97,000) options were granted at an option price of $5.51 per share. The grant date fair value of the options approximated $171,000. Fifty percent of the options vest one year after issuance, with the remaining fifty percent vesting twenty-three months after issuance. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; no annual dividends, expected volatility of 57.7%, risk-free interest rate of 0.3% and expected lives of two years used for options granted during the fiscal year ended March 31, 2012.

In addition, in March 2009, 25,000 options were granted at $3.25 for restricted shares of the Company’s common stock. These options are fully vested with a right to exercise until March 2014.

For the six month period ended September 30, 2013, we recorded $44,468 of stock-based compensation cost as general and administrative expense in our statement of operations. No forfeitures have been estimated. As of September 30, 2013, the unrecognized compensation cost related to share-based compensation arrangements that we expect to vest is $11,117 that will be recognized over the remaining period of two months as the options vest. The aggregate intrinsic value of currently exercisable options was approximately $41,250 at September 30, 2013.

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

Revision of Prior Period Financial Statements

Certain amounts appearing in the condensed consolidated balance sheet as of March 31, 2013, have been restated to conform to the current year’s presentation. The Company had not previously recorded its proportionate share of the Hong Kong Joint Ventures other comprehensive income amounts. These amounts consist of the impact of foreign currency exchange rates on the translation of certain subsidiaries of the Hong Kong Joint Venture and changes in the fair value of investments held by the Hong Kong Joint Venture that are classified as available for sale. As a result, the Company increased its investment in the Hong Kong Joint Venture and Accumulated Other Comprehensive Income as of March 31, 2013 by $1,376,410. Since these two components represented the only components of other comprehensive income, the Company has not previously presented a Statement of Comprehensive Income (Loss). The Company has, in the accompanying Financial Statements, presented a separate condensed consolidation statement of comprehensive loss for the three and six month periods ended September 30, 2013 and 2012.

The two components noted above decreased comprehensive loss for three months ended September 30, 2012 by $134,708 resulting in a net comprehensive loss of $83,485.  For the three months in the quarters ending June 30, 2012, December 31, 2012 and March 31, 2013 other comprehensive income (loss) was $235,122, $(65,580), and $(10,631); which (decreased) or increased comprehensive loss or income (previously reported as net loss or income) for the quarters then ended. For the fiscal year ending March 31, 2013 other comprehensive income was $293,619, which decreased comprehensive loss of $452,561 (previously reported as a net loss) to $158,942.

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

The following table presents the changes in Accumulated Other Comprehensive Income by component for the six months ended September 30, 2013:

	Currency Translation	Investment Securities	Total

Balance – March 31, 2013	$1,172,486	$203,924	$1,376,410

Other comprehensive loss	$(15,330)	$(127,742)	$(143,072)

Balance – September 30, 2013	$1,157,156	$76,182	$1,233,338

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture.  Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method.  Accordingly, the following discussion and analysis of the three and six month periods ended September 30, 2013 and 2012 relate to the operational results of the Company.  A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

The Company has developed new products based on new smoke and gas detection technologies, with what the Company believes are improved sensing technology and product features.  To date we have applied for thirteen patents on these new technologies and features.  We have been granted ten patents (including six for the new technologies and features), and are currently awaiting notification from the U.S. Patent Office regarding the three remaining patent applications.  Most of our new technologies and features have been trademarked under the trade name IoPhic.

Results of Operations

Three Months Ended September 30, 2013 and 2012

Sales. Net sales for the three months ended September 30, 2013 were $3,195,611 compared to $3,456,813 for the comparable three months in the prior fiscal year, a decrease of $261,202 (7.6%). The primary reasons for the decrease in net sales volumes were lower sales of carbon monoxide detectors during the quarter ended September 30, 2013.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 25.3% and 33.9% of sales for the quarters ended September 30, 2013 and 2012, respectively. The decrease in gross profit margin was primarily due to the mix of products sold.

Expenses.  Research and development expenses were comparable to the three month period in the prior year.

Selling, general and administrative expenses were $1,031,745 at September 30, 2013, compared to $1,242,911 for the comparable three months in the prior year.  As a percentage of net sales, these expenses decreased to 32.3% for the three month period ended September 30, 2013, from 35.9% for the 2012 period.  The decrease of these costs in dollars and as a percentage of net sales was primarily due to a reduction in amounts expended for advertising and promotions.

Interest Income.  Our interest income, net of interest expense, was $5,403 for the quarter ended September 30, 2013, compared to net interest income of $5,205 for the quarter ended September 30, 2012.  The net interest income is dependent upon the cash balance held in an interest bearing account with our factor.

Income Taxes.  During the quarter ended September 30, 2013, the Company recorded an income tax expense of $2,479,901.  For the corresponding 2012 period, the Company incurred income tax expense of $13,837.   Included in this quarter’s results was a non-cash charge of $2,479,901 to provide an allowance against the Company’s deferred tax asset. The Company recorded this charge due to insufficient projected taxable income to use the deferred tax asset credits as an offset in accordance with accounting guidance. The deferred tax asset credits do not start to expire until March 2016 and, to the extent of the Company’s taxable income prior to the tax credits’ expiration, the non-cash charge could be reversed. The Company believes that the introduction of its new line of sealed smoke and carbon monoxide alarms in 2014 will have a positive impact on sales and income.

Net Loss.  We reported a net loss of $2,559,218 for the quarter ended September 30, 2013, compared to net loss of $218,193 for the corresponding quarter of the prior fiscal year, a $2,341,025 (1072.9%) increase.  The reason for the increase in net loss is the non-cash charge to provide an allowance for unrealizable deferred tax assets.

Six Months Ended September 30, 2013 and 2012

Sales.  Net sales for the six months ended September 30, 2013 were $6,201,280 compared to $6,516,165 for the comparable six months in the prior fiscal year, a decrease of $314,885 (4.8%).  The primary reasons for the lack of recovery in net sales volumes is lower sales of carbon monoxide detectors during the quarter ended September 30, 2013.

Gross Profit Margin.  The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  The Company’s gross profit margin was 25.1% for the period ended September 30, 2013 and 33.0% for the period ended September 30, 2012.  The decrease in gross profit margin was primarily due to the mix of products sold.

Expenses.  Research and development expenses were comparable to the six months in the prior year.

Selling, general and administrative expenses were $2,121,490 at September 30, 2013 compared to $2,602,835 for the comparable six months in the prior year.  As a percentage of sales, these expenses were 34.2% for the six month period ended September 30, 2013 and 39.9% for the comparable 2012 period.  The primary reason for the decrease in the amount of these expenses  as a percentage of sales is due to a reduction in advertising and promotional expenses related to the introduction of our new product line.

Interest Income.  Our interest income, net of interest expense was $11,822 for the six months ended September 30, 2013, compared to net interest income of $14,852 for the six months ended September 30, 2012.  The decrease in interest income is due to a reduction in cash held in an interest bearing account.

Income Taxes.  During the six months ended September 30, 2013, the Company recorded an income tax expense of $2,310,835.  For the corresponding 2012 period, the Company recorded a tax benefit of $167,897.  The increased tax expense for the 2013 period is due to the non-cash charge taken in the quarter ended September 30,.2013, as explained above in the “Income Taxes” paragraph for the Three Months Ended September 30, 2013.

Net Loss.  We reported a net loss of $2,578,748 for the six months ended September 30, 2013 compared to a net loss of $580,791 for the corresponding period of the prior fiscal year, an increase of $1,997,957 (344.0%).  The primary reason for the increased loss is the non-cash charge to provide an allowance for unrealizable deferred tax assets.

Financial Condition and Liquidity

The Company has a Factoring Agreement with CIT Group, Inc. (CIT) which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases.  The maximum amount available under the Factoring Agreement is currently $1,000,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, as of September 30, 2013 we had a borrowing availability of $1,000,000 under the Factoring Agreement.  The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender.  At September 30, 2013, the prime rate was 3.25%.  Borrowings are collateralized by all of our accounts receivable and inventory.

Our factored accounts receivable as of the end of our last fiscal year was $2,281,662, and was $1,534,147 as of September 30, 2013.  Our prepaid expenses as of the end of our last fiscal year were $598,686, and were $361,757 as of September 30, 2013.

Operating activities used cash of $1,679,128 for the six months ended September 30, 2013.  This was primarily due to an increase in inventories and prepaid expenses of $1,465,059, and a decrease in accounts payable and accrued expenses of $145,693.  For the same period last year, operating activities used cash of $1,843,646, primarily as a result of increases in inventory and prepaid expenses  and a decrease in accounts payable and accrued expenses of $375,216.

Investing activities provided cash of $257,638 during the six months ended September 30, 2013, and provided cash of $48,835 for the six months ended September 30, 2012, which is comprised of dividends received from our Hong Kong Joint Venture.

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

Joint Venture

Net Sales.  Net sales of the Joint Venture for the three and six months ended September 30, 2013 were $6,512,533 and $12,762,882, respectively, compared to $5,172,868 and $10,571,417, respectively, for the comparable period in the prior fiscal year.  The 25.9% and 20.7% respective increases in net sales by the Joint Venture for the three and six month periods is due to higher volumes of sales to unaffiliated customers primarily in Europe.

Gross Margins.  Gross margins of the Joint Venture for the three month period ended September 30, 2013 increased to 28.7% from 18.7% for the 2012 corresponding period.  For the six month period ended September 30, 2013, gross margins increased to 28.8% from the 21.7% gross margin of the prior year’s corresponding period.  The lower gross margins for the 2012 period are due to increased labor and materials costs and due to product mix of the Joint Venture’s sales; since gross margins depend on sales volume of various products, with varying margins, decreased sales of higher margin products and increased sales of lower margin products affect the overall gross margins.

Expenses.  Selling, general and administrative expenses were $1,338,189 and $2,681,532, respectively, for the three and six month periods ended September 30, 2013, compared to $1,083,463 and $2,269,614 in the prior year’s respective periods.  As a percentage of sales, expenses were 21.4% and 25.4% for the three and six month periods ended September 30, 2013, compared to 20.9% and 21.5% for the three and six month periods ended September 30, 2012.  The changes in selling, general and administrative expense as a percent of sales for the three and six month periods were primarily due to variable costs associated with higher sales volume.

Interest Income and Expense.  Interest income on assets held for investment was $123,223 and $248,086 respectively, for the three and six month periods ended September 30, 2013, compared to interest income of $111,295 and $224,188, respectively, for the prior year’s periods.  The increase for the three and  six month periods was principally due to currency fluctuations and the increase in the average balance of assets held for investment.

Net Income.  Net income for the three and six months ended September 30, 2013 was $637,992 and $1,165,070, respectively, compared to $29,902 and $196,721, respectively, in the comparable periods last year.  The 2033.6% and 492.2% respective increases in net income for the three and six month periods were due primarily to increased sales volume as noted above, combined with higher gross profit margins as discussed above.

Liquidity.   Cash needs of the Joint Venture are currently met by funds generated from operations.  During the six months ended September 30, 2013, working capital decreased by $938,171 from $11,033,033 on March 31, 2013 to $10,094,862 on September 30, 2013.

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

Income Taxes.  The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements.   These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.  The deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided whenever it is more likely than not that a deferred tax asset will not be realized.  This determination was made based on continued taxable losses during fiscal 2014, that were not in line with projections, as well as product offering delays which cause  uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to expiration in 2016.  The Company established an initial valuation allowance of $300,000 on its deferred tax assets during the year ended March 31, 2013 to recognize that certain foreign tax credits expiring in future periods will likely not be realized.   Upon further review of updated projected taxable income and the components of the deferred tax asset at September 30, 2013, it was determined that it is more likely than not that the tax benefits associated with the remaining components of the deferred tax assets will not be realized under current accounting guidance.   Accordingly, the valuation allowance was increased by approximately $2,479,000 to fully offset the value of the deferred tax assets at September 30, 2013.   Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets.  If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At September 30, 2013, an allowance of $57,000 has been provided for uncollectible trade accounts receivable.

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

ITEM 4.                  CONTROLS AND PROCEDURES

We maintain controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner.  Our Chief Executive Officer and Chief Financial Officer have evaluated the controls and procedures as of the end of the period covered by this quarterly report, and have concluded that they are effective at the reasonable assurance level.  There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.3
Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)

10.4
Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)

10.5
Amendment, dated December 22, 2009, to Amended and Restated Factoring Agreement between the Registrant and CIT dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2010, file No. 1-31747)

10.6
Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)

10.7
Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)

10.8
Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747) , and by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated November 12, 2013*
101
Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, September 30, 2012 and March 31, 2012, (ii) Condensed Consolidated Statements of Earnings for the three months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: November 14, 2013	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer

