Form 10-Q
period 2013-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2014-02-13
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

At  February 13, 2014, the number of shares outstanding of the registrant’s common stock was 2,287,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	March 31, 2013
	Unaudited	As Revised
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,917,866	$2,438,892
Accounts receivable:
Trade less allowance for doubtful accounts of approximately $57,000 at December 31, 2013 and March 31, 2013	621,554	153,175
Receivable from employees	67,698	65,375
Receivable from Hong Kong Joint Venture	49,763	419,219
	739,015	637,769

Amount due from factor	1,992,680	2,281,662
Inventories	4,751,345	4,341,652
Prepaid expenses	258,660	598,686

TOTAL CURRENT ASSETS	9,659,566	10,298,661

DEFERRED TAX ASSET	-	2,310,835
INVESTMENT IN HONG KONG JOINT VENTURE	14,542,448	14,906,573
PROPERTY AND EQUIPMENT – NET	125,097	152,201
INTANGIBLE ASSET - NET	77,137	80,491
OTHER ASSETS	38,134	38,134

TOTAL ASSETS	$24,442,382	$27,786,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$298,853	$548,388
Accrued liabilities:
Payroll and employee benefits	106,533	103,890
Commissions and other	45,658	75,712

TOTAL CURRENT LIABILITIES	451,044	727,990

Long-term obligation – other	25,000	25,000

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,287,887 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	22,879	22,879
Additional paid-in capital	12,804,841	12,749,256
Retained earnings	9,939,421	12,885,360
Accumulated other comprehensive income	1,199,197	1,376,410
TOTAL SHAREHOLDERS’ EQUITY	23,966,338	27,033,905
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,442,382	$27,786,895

The accompanying notes are an integral part of these condensed consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
	2013	2012

Net sales	$3,738,914	$4,753,736
Cost of goods sold – acquired from Joint Venture	2,603,231	3,585,736
Cost of goods sold – other	10,213	140,940

GROSS PROFIT	1,125,470	1,027,060

Research and development expense	146,385	124,063
Selling, general and administrative expense	1,077,071	1,290,650

Operating loss	(97,986)	(387,653)

Other income:
Interest income	5,852	5,120

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(92,134)	(382,533)
Equity in (loss) earnings of Joint Venture	(275,057)	589,426

(Loss) Income from operations before income taxes	(367,191)	206,893

Provision for income tax expense	-	183,636

NET (LOSS) INCOME	$(367,191)	$23,257

(Loss) Income per share:
Basic	$(0.16)	$0.01
Diluted	(0.16)	0.01
Shares used in computing net loss per share:
Basic	2,287,887	2,310,672
Diluted	2,287,887	2,314,338

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended December 31,
	2013	2012

Net sales	$9,940,194	$11,269,901
Cost of goods sold - acquired from Joint Venture	6,735,324	7,679,691
Cost of goods – other	520,921	411,473

GROSS PROFIT	2,683,949	3,178,737

Research and development expense	367,529	373,758
Selling, general and administrative expense	3,198,561	3,893,485

Operating loss	(882,141)	(1,088,506)

Other income :
Interest income	17,674	19,972
Other income	-	64,224

LOSS BEFORE EQUITY IN (LOSS) EARNINGS
OF JOINT VENTURE	(864,467)	(1,004,310)

Equity in earnings (loss) of Joint Venture	229,363	462,515

Loss from operations before income taxes	(635,104)	(541,795)

Provision for current income tax expense	2,310,835	15,739

NET LOSS	$(2,945,939)	$(557,534)

Loss per share:
Basic	$(1.29)	$(0.24)
Diluted	(1.29)	(0.24)
Shares used in computing net loss per share:
Basic	2,287,887	2,317,315
Diluted	2,287,887	2,317,315

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2013	2012	2013	2012
NET (LOSS) INCOME	$(367,191)	$23,257	$(2,945,939)	$(557,534)

Other Comprehensive Income (Loss):
Company’s portion of Hong Kong Joint Venture’s Other comprehensive income (loss):
Currency translation	(21,250)	(36,599)	(36,580)	212,320
Investment securities	(12,891)	(28,981)	(140,633)	91,930

Total Comprehensive Income (Loss)	(34,141)	(65,580)	(177,213)	304,250
COMPREHENSIVE LOSS	$(401,332)	$(42,323)	$(3,123,152)	$(253,284)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(2,945,939)	$(557,534)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (Increase) in deferred taxes	2,310,835	47,853
Depreciation and amortization	30,458	33,658
Stock base compensation	55,585	66,700
Loss (earnings) of the Joint Venture	(229,363)	(462,515)
Changes in operating assets and liabilities:
Decrease in accounts receivable and amounts due from factor	128,081	140,110
(Increase) Decrease in inventories and prepaid expenses	(69,667)	666,765
Decrease in accounts payable and accrued expenses	(276,946)	(462,101)

NET CASH USED IN OPERATING ACTIVITIES	(996,956)	(527,064)

INVESTING ACTIVITIES:
Purchase of property and equipment	-	(8,704)
Dividends received from Joint Venture	475,930	64,974

NET CASH PROVIDED BY INVESTING ACTIVITIES	475,930	56,270

FINANCING ACTIVITIES
Repurchase of common stock	-	(171,469)

NET CASH USED IN FINANCING ACTIVITIES	-	(171,469)

NET DECREASE IN CASH	(521,026)	(642,263)

Cash at beginning of period	2,438,892	3,186,274

CASH AT END OF PERIOD	$1,917,866	$2,544,011

SUPPLEMENTAL INFORMATION:
Interest paid	-	-
Income taxes	-	-

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

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Hong Kong Joint Venture”), that manufactures security products in its facilities located in the People’s Republic of China.   The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the nine months ended December 31, 2013 and 2012:

	2013	2012
Net sales	$16,424,133	$16,951,783
Gross profit	4,283,152	4,275,838
Net income	633,945	1,046,690
Total current assets	15,148,093	13,643,152
Total assets	35,368,407	34,622,174
Total current liabilities	6,005,538	4,764,335

For the three month period ended December 31, 2013, the Joint Venture recorded sales of $3,661,251 and a net loss of $531,125, as compared to sales of $6,380,366 and net income of $849,969 for the comparable quarter of the prior year.

During the nine months ended December 31, 2013 and 2012 the Company purchased $6,122,297 and $6,899,560, respectively, of products directly from the Hong Kong Joint Venture for resale.  For the nine month period ended December 31, 2013 and 2012 the Company has adjusted its earnings of the Joint Venture to reflect an increase of $154,536 and $60,829, respectively, to eliminate inter-Company profit on purchases held by the Company in inventory.

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

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements.   These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.  The deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided whenever it is more likely than not that a deferred tax asset will not be realized.  The Company established an initial valuation allowance of $300,000 on its deferred tax assets during the year ended March 31, 2013 to recognize that certain foreign tax credits expiring in future periods will likely not be realized.   Upon further review of updated projected taxable income and the components of the deferred tax asset in accordance with applicable accounting guidance at September 30, 2013, it was determined that it is more likely than not that the tax benefits associated with the remaining components of the deferred tax assets will not be realized.  This determination was made based on continued taxable losses during fiscal 2014, which were not in line with projections, as well as product offering delays which cause uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to expiration in 2016.  Accordingly, a valuation allowance was established to fully offset the value of the deferred tax assets at September 30, 2013 and December 31, 2013. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets.  If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

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

Accounts Receivable and Amount Due from Factor

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided.  At December 31, 2013 and 2012, an allowance of $57,000 has been provided for uncollectible trade accounts receivable.

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

Diluted income per common share for the three and nine month periods ended December 31, 2013 and the nine month period ended December 31, 2012 excludes 25,000 shares issuable upon the exercise of “in-the-money” stock options as their impact on our net loss is anti-dilutive.  As a result, basic and diluted weighted average common shares outstanding are identical for the three and nine month periods ended December 31, 2013 and the nine month period ended December 31, 2012.  A reconciliation of the weighted average shares of common stock utilized in the computation of basic and diluted earnings per share for the three and nine month periods ended December 31, 2013 and 2012, is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Weighted average number of common shares outstanding for basic EPS	2,287,887	2,310,672	2,287,887	2,317,315
Shares issued upon the assumed exercise of outstanding stock options	-	3,666	-	-
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,287,887	2,314,338	2,287,887	2,317,315

Shareholders’ Equity

Stock Options.  In October 2011, the shareholders approved the Company’s 2011 Non-Qualified Stock Option Plan (the “Plan”).  Under the terms of the Plan, 120,000 shares are reserved for the granting of stock options, of which 97,000 were issued.  Under the provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable.  During December 2011, ninety-seven thousand (97,000) options were granted at an option price of $5.51 per share.  These options expired on December 14, 2013, with no forfeiture or exercise activity.

In addition, in March 2009, 25,000 options were granted at $3.25 for restricted shares of the Company’s common stock.  These options are fully vested with a right to exercise until March 2014.

For the nine month period ended December 31, 2013, we recorded $55,585 of stock-based compensation cost as general and administrative expense in our statement of operations.  No forfeitures have been estimated.  As of December 31, 2013, there is no unrecognized compensation cost related to share-based compensation arrangements.  The aggregate intrinsic value of currently exercisable options was approximately $27,000 at December 31, 2013.

Contingencies

From time to time, the Company is involved in various lawsuits and legal matters.  It is the opinion of management, based on the advice of legal counsel, that material losses from litigation are not reasonably likely.

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

Revision of Prior Period Financial Statements

Certain amounts appearing in the condensed consolidated balance sheet as of March 31, 2013, have been restated to conform to the current year’s presentation.  The Company had not previously recorded its proportionate share of the Hong Kong Joint Ventures other comprehensive income amounts.  These amounts consist of the impact of foreign currency exchange rates on the translation of certain subsidiaries of the Hong Kong Joint Venture and changes in the fair value of investments held by the Hong Kong Joint Venture that are classified as available for sale.  As a result, the Company increased its investment in the Hong Kong Joint Venture and Accumulated Other Comprehensive Income as of March 31, 2013 by $1,376,410.  Since these two components represented the only components of other comprehensive income, the Company has not previously presented a Statement of Comprehensive Income (Loss).  The Company has, in the accompanying Financial Statements, presented a separate condensed consolidated statement of comprehensive loss for the three and nine month periods ended December 31, 2013 and 2012.

The two components noted above increased comprehensive loss for three months ended December 31, 2012, by $65,580 resulting in a net comprehensive loss of $42,323.   For the three months in the quarters ending June 30, 2012, September 30, 2012, and March 31, 2013, other comprehensive income (loss) was $235,122, $134,708 and $(10,631); which (decreased) or increased comprehensive loss or income (previously reported as net loss or income) for the quarters then ended.  For the fiscal year ending March 31, 2013, other comprehensive income was $293,619, which decreased comprehensive loss of $452,561 (previously reported as a net loss) to $158,942.

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

Accumulated Other Comprehensive Income

The following table presents the changes in Accumulated Other Comprehensive Income by component for the nine months ended December 31, 2013:

	Currency Translation	Investment Securities	Total

Balance – March 31, 2013	$1,172,486	$203,924	$1,376,410

Other comprehensive loss	(36,580)	(140,633)	(177,213)

Balance – December 31, 2013	$1,135,906	$63,291	$1,199,197

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture.  Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method.  Accordingly, the following discussion and analysis of the three and nine month periods ended December 31, 2013 and 2012 relate to the operational results of the Company.  A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

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

Results of Operations

Three Months Ended December 31, 2013 and 2012

                Sales.  Net sales for the three months ended December 31, 2013 were $3,738,914 compared to $4,753,736 for the comparable three months in the prior fiscal year, a decrease of $1,014,822 (21.3%).  The primary reason for the decrease in net sales volumes were lower sales during the quarter ended December 31, 2013 as compared to the comparable quarter of the prior year.

                Gross Profit Margin.  Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  Our gross profit margin was 30.1% and 21.6% of sales for the quarters ended December 31, 2013 and 2012, respectively.  The increase in gross profit margin was primarily due to the mix of products sold.

                Expenses.  Research and development expenses were $146,385 at December 31, 2013, compared to $124,063 for the comparable three months in the prior year, an 18.0% increase.  The increase in research and development expense is primarily due to increased consultant costs.

                Selling, general and administrative expenses were $1,077,071 at December 31, 2013, compared to $1,290,650 for the comparable three months in the prior year.  As a percentage of net sales, these expenses increased to 29.9% for the three month period ended December 31, 2013, from 27.2% for the 2012 period.  The decrease of these costs in dollars was primarily due to a reduction in amounts expended for advertising and promotions.

                Interest Income.  Our interest income was $5,852 for the quarter ended December 31, 2013, compared to interest income of $5,120 for the quarter ended December 31, 2012.  The net interest income is dependent upon the cash balance held in an interest bearing account with our factor.

Income Taxes.  During the quarter ended December 31, 2013, the Company recorded no income tax benefit associated with the net loss for the period due to the deferred tax assets arising from such tax benefits having been fully reserved.  For the corresponding 2012 period, the Company incurred income tax expense of $183,636.

                Net Loss.  We reported a net loss of $367,191 for the quarter ended December 31, 2013, compared to net income of $23,257 for the corresponding quarter of the prior fiscal year, a $390,448 (1678.8%) decrease in earnings. The primary reason for the Company’s net loss is lower Hong Kong Joint Venture earnings arising from reduced sales both to the Company and to unaffiliated customers of the Joint Venture, resulting in a net loss of $275,057 compared to net income of $589,426 for the comparable quarter of the prior year.

Nine Months Ended December 31, 2013 and 2012

                Sales.  Net sales for the nine months ended December 31, 2013 were $9,940,194 compared to $11,269,901 for the comparable nine months in the prior fiscal year, a decrease of $1,329,707 (11.8%).  The primary reason for the decrease is lower sales of carbon monoxide detectors during the nine month period ended December 31, 2013 as compared to the comparable period in the prior year.

                Gross Profit Margin.  The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  The Company’s gross profit margin was 27.0% for the period ended December 31, 2013 and 28.2% for the period ended December 31, 2012.  The decrease in gross profit margin was primarily due to the mix of products sold.

                Expenses.  Research and development expenses were comparable to the nine months in the prior year. Selling, general and administrative expenses were $3,198,561 at December 31, 2013 compared to $3,893,485 for the comparable nine months in the prior year.  As a percentage of sales, these expenses were 32.6% for the nine month period ended December 31, 2013 and 34.5% for the comparable 2012 period.  The primary reason for the decrease in the amount of these expenses as a percentage of sales is due to a reduction in advertising and promotional expenses, with a portion of the decrease attributable to lower sales in the current period.

                Interest Income.  Our interest income was $17,674 for the nine months ended December 31, 2013, compared to interest income of $19,972 for the nine months ended December 31, 2012.  The decrease in interest income is due to a reduction in cash held in an interest bearing account.

Income Taxes.  During the nine months ended December 31, 2013, the Company recorded an income tax expense of $2,310,835 to provide an allowance against the Company’s deferred tax assets.  For the corresponding prior period, the Company recorded a tax benefit of $15,739. The Company recorded the charge in the current period due to insufficient projected taxable income and the likelihood that the deferred tax assets would more likely than not be utilized. The Company believes that the introduction of its new line of sealed smoke and carbon monoxide alarms in 2014 will have a positive impact on sales and income.

                Net Loss.  We reported a net loss of $2,945,939 for the nine months ended December 31, 2013 compared to a net loss of $557,534 for the corresponding period of the prior fiscal year, an increase of $2,388,405 (428.4%).  The primary reason for the increased loss is the non-cash charge to provide an allowance for unrealizable deferred tax assets.  Contributing to the Company’s net loss is lower equity in the earnings of our Hong Kong Joint Venture, as further discussed under the heading Joint Venture.

Financial Condition and Liquidity

                The Company has a Factoring Agreement with CIT Group, Inc. (CIT) which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases.  The maximum amount available under the Factoring Agreement is currently $1,000,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, as of December 31, 2013 we had a borrowing availability of $1,000,000 under the Factoring Agreement.  The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender.  At December 31, 2013, the prime rate was 3.25%.  Borrowings are collateralized by all of our accounts receivable and inventory.

                Our factored accounts receivable as of the end of our last fiscal year was $2,281,662, and was $1,992,680 as of December 31, 2013.  Our prepaid expenses as of the end of our last fiscal year were $598,686, and were $258,660 as of December 31, 2013.

                Operating activities used cash of $996,956 for the nine months ended December 31, 2013.  This was primarily due to joint venture earnings of $229,363, an increase in inventories and prepaid expenses of $22,416, and a decrease in accounts payable and accrued expenses of $271,704.  For the same period last year, operating activities used cash of $527,064, primarily as a result of increases in inventory and prepaid expenses  and a decrease in accounts payable and accrued expenses.

                Investing activities provided cash of $475,930 during the nine months ended December 31, 2013, and provided cash of $56,270 for the nine months ended December 31, 2012, which is comprised of dividends received from our Hong Kong Joint Venture.

                Financing activities used cash of $171,469 during the nine months ended December 31, 2012 for the repurchase of common stock in accordance with the Company’s Stock Repurchase Plan.

                We believe that cash on hand available under the Factoring Agreement, distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital.

Joint Venture

                Net Sales.  Net sales of the Joint Venture for the three and nine months ended December 31, 2013 were $3,661,251 and $16,424,133, respectively, compared to $6,380,366 and $16,951,783, respectively, for the comparable period in the prior fiscal year.  The 42.6% and 3.1% respective decreases in net sales by the Joint Venture for the three and nine month periods is due to lower volumes of sales primarily to unaffiliated customers in Europe.

                Gross Margins.  Gross margins of the Joint Venture for the three month period ended December 31, 2013 decreased to 16.4% from 31.0% for the 2012 corresponding period.  For the nine month period ended December 31, 2013, gross margins increased to 26.1% from the 25.2% gross margin of the prior year’s corresponding period.  The changes to gross margins for the 2013 period are due to lower sales and to unabsorbed factory overhead, increased labor and materials costs, and due to product mix of the Joint Venture’s sales; since gross margins depend on sales volume of various products, with varying margins, decreased sales of higher margin products and increased sales of lower margin products affect the overall gross margins.

                Expenses.  Selling, general and administrative expenses were $1,368,525 and $4,050,057, respectively, for the three and nine month periods ended December 31, 2013, compared to $1,056,245 and $3,325,859 in the prior year’s respective periods.  As a percentage of sales, expenses were 37.4% and 24.7% for the three and nine month periods ended December 31, 2013, compared to 16.6% and 19.6% for the three and nine month periods ended December, 2012.  The changes in selling, general and administrative expense as a percent of sales for the three and nine month periods were primarily due to costs that do not change in a direct relationship to sales compared with lower sales volumes.

                Interest Income and Expense.  Interest income on assets held for investment was $132,548 and $380,634 respectively, for the three and nine month periods ended December 31, 2013, compared to interest income of $153,746 and $376,732, respectively, for the prior year’s periods.  The increase for the three and  nine month periods was principally due to currency fluctuations and the increase in the average balance of assets held for investment.

                Net Income (Loss).  Net income (loss) for the three and nine months ended December 31, 2013 was ($531,125) and $633,945, respectively, compared to $849,969 and $1,046,690, respectively, in the comparable periods last year.  The 162.5% and 39.4% respective decreases in net income for the three and nine month periods were due primarily to decreased sales volume as noted above, combined with lower gross profit margins as discussed above.

                Liquidity.  Cash needs of the Joint Venture are currently met by funds generated from operations.  During the nine months ended December 31, 2013, working capital decreased by $428,116 from $9,570,671 on March 31, 2013 to $9,142,555 on December 31, 2013.

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

Income Taxes.  The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements.   These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.  The deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided whenever it is more likely than not that a deferred tax asset will not be realized.  The Company established an initial valuation allowance of $300,000 on its deferred tax assets during the year ended March 31, 2013 to recognize that certain foreign tax credits expiring in future periods will likely not be realized.   Upon further review of updated projected taxable income and the components of the deferred tax asset at September 30, 2013, it was determined that it is more likely than not that the tax benefits associated with the remaining components of the deferred tax assets will not be realized under current accounting guidance.  This determination was made based on continued taxable losses during fiscal 2014, that were not in line with projections, as well as product offering delays which cause uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to expiration in 2016.   Accordingly, the valuation allowance was increased by approximately $2,479,000 to fully offset the value of the deferred tax assets at September 30, 2013. A full valuation allowance is also included at December 31, 2013.   Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets.  If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

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

Accounts Receivable and Amount Due From Factor.  The Company assigns the majority of its short-term receivables arising in the ordinary course of business to our factor. At the time a receivable is assigned to our factor the credit risk associated with the credit worthiness of the debtor is assumed by the factor. The Company continues to bear any credit risk associated with delivery or warranty issues related to the products sold.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to the Amount Due from Factor has been provided. At December 31, 2013, an allowance of $57,000 has been provided for uncollectible trade accounts receivable.

                Contingencies. From time to time, we are subject to lawsuits and other claims, related to patents and other matters.  Management is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses.  A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. It is the opinion of management, based on advice of legal counsel, that material losses from litigation are not reasonably likely.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated February 13, 2014*
101
Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, December 31, 2013 and March 31, 2013, (ii) Condensed Consolidated Statements of Earnings for the three months ended December 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements*

*Filed herewith

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: February 13, 2014	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer

