Form 10-K
period 2014-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2014-08-04
CIK 102109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2014 or

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ___________.

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the New York Stock Exchange (NYSE AMEX) on September 30, 2013, was $9,491,496.

The number of shares of common stock outstanding as of June 15, 2014 was 2,312,887.

documents incorporated by reference

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2014 Annual Meeting of Shareholders.

UNIVERSAL SECURITY INSTRUMENTS, INC.

2014 ANNUAL REPORT ON FORM 10-K

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

In 1989 we formed Eyston Company Limited, a limited liability company under the laws of Hong Kong, as a joint venture with a Hong Kong-based partner, to manufacture various products in the Peoples Republic of China (the “Hong Kong Joint Venture”). We currently own a 50% interest in the Hong Kong Joint Venture and are a significant customer of the Hong Kong Joint Venture (38.9% and 43.4% of its sales during fiscal 2014 and 2013 respectively), with the balance of its sales made to unrelated customers worldwide. We import all of our products from foreign suppliers. For the fiscal year ended March 31, 2014, approximately 92.4% of our purchases were imported from the Hong Kong Joint Venture.

Our sales for the year ended March 31, 2014 were $12,577,127 compared to $15,383,877 for the year ended March 31, 2013. We reported a net loss of $4,450,244 in fiscal 2014 compared to a net loss of $452,561 in fiscal 2013, an increase in net loss of $3,997,683 (883.3%). The increase in net loss is primarily due to a non-cash charge of $2,310,835 to provide an allowance for unrealizable deferred tax assets and lower earnings of the Hong Kong Joint Venture. Included in the fiscal 2013 results is approximately $500,000 for marketing costs associated with our new “next generation” product line (discussed below) and a $300,000 charge to establish a valuation reserve for deferred taxes.

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

Over the past five fiscal years we developed new smoke, carbon monoxide, and natural gas detection technologies which we consider the “next generation” of our safety products, and we have applied for thirteen patents on these new technologies and features. To date we have been granted ten patents (including six for the new technologies and features), and we are currently awaiting notification from the U.S. Patent Office regarding the remaining patent applications. Most of our new technologies and features have been trademarked under the trade name IoPhic®. We also submitted each of our new products for independent testing agency approval, and we introduced products into the marketplace as approvals were received. This process began during the fourth quarter of our 2010 fiscal year and by the end of our 2012 fiscal year we had completed testing and received approvals from independent testing agencies for all of the next generation of products that we had submitted for testing.

In addition, we have submitted a line of safety products utilizing sealed battery technology for independent testing and expect certain of these products to complete the testing process in the second quarter of the fiscal year ending March 31, 2015 with the remainder completed prior to the end of the fiscal year ending March 31, 2015. These products are expected to contribute to sales in the third and fourth quarters of the fiscal year ending March 31, 2015.

Our wholly-owned subsidiary, USI Electric, Inc., focuses its sales and marketing efforts to maximize safety product sales, especially smoke alarms and carbon monoxide alarms manufactured by our Hong Kong Joint Venture, to the electrical distribution trade and to foreign customers.

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

Sales and Marketing; Customers

We sell our products to various customers, and our total sales market can be divided generally into two categories; sales by the Company to retailers, including wholesale distributors, chain, discount, television retailers and home center stores, catalog and mail order companies and other distributors (“retailers”), and sales by our USI Electric subsidiary to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies) and foreign customers. Products marketed by the Company have historically been retailed to “do-it-yourself” consumers by these retailers. Products marketed by our USI Electric subsidiary to the electrical distribution trade typically require professional installation. We do not currently market a significant portion of our products directly to end users.

A significant portion of our sales are made by approximately 45 independent sales organizations, compensated by commission, which represents approximately 230 sales representatives, some of which have warehouses where USI Electric products are maintained for sale. In addition, the Company has established a national distribution system with nine regional stocking warehouses throughout the United States which generally enables customers to receive their orders the next day without paying for overnight freight charges. Our agreements with these sales organizations are generally cancelable by either party upon 30 days’ notice. We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business. Sales are also made directly by the officers and full-time employees of the Company and our USI Electric subsidiary, seven of whom have other responsibilities for the Company. Sales outside the United States are made by our officers and through exporters, and amounted to approximately 17.5% in fiscal 2014 and 10% of total net sales in fiscal 2013.

We also market our products through our website and through our own sales catalogs and brochures, which are mailed directly to trade customers. Our customers, in turn, may advertise our products in their own catalogs and brochures and in their ads in newspapers and other media. We also exhibit and sell our products at various trade shows, including the annual National Hardware Show.

Our backlog of orders as of March 31, 2014 was approximately $691,873. Our backlog as of March 31, 2013 was approximately $580,629. This increase in backlog is primarily due to the timing of orders of our safety products.

Hong Kong Joint Venture

We have a 50% interest in Eyston Company Limited, the Hong Kong Joint Venture, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of certain of our electronic and electrical products.

We believe that the Hong Kong Joint Venture arrangement will ensure a continuing source of supply for a majority of our safety products at competitive prices. During fiscal years 2014 and 2013, 92.4% and 98.5%, respectively, of our total inventory purchases were made from the Hong Kong Joint Venture. The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms. Negative changes in economic and political conditions in China or any other adversity to the Hong Kong Joint Venture will unfavorably affect the value of our investment in the Hong Kong Joint Venture and would have a material adverse effect on the Company’s ability to purchase products for distribution.

Our purchases from the Hong Kong Joint Venture represented approximately 38.9% of the Hong Kong Joint Venture’s total sales during fiscal 2014 and 43.4% of total sales during fiscal 2013, with the balance of the Hong Kong Joint Venture’s sales being primarily made in Europe and Australia, to unrelated customers. The Hong Kong Joint Venture’s sales to unrelated customers were $11,644,850 in fiscal 2014 and $12,577,674 in fiscal 2013. Please see Note C of the Financial Statements for a comparison of annual sales and earnings of the Hong Kong Joint Venture.

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

Competition

In fiscal years 2014 and 2013, sales of safety products accounted for substantially all of our total sales. In the sale of smoke alarms and carbon monoxide alarms, we compete in all of our markets with First Alert and Walter Kidde Portable Equipment, Inc. These companies have greater financial resources and financial strength than we have. We believe that our safety products compete favorably in the market primarily on the basis of styling, features and pricing.

The safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Employees

As of March 31, 2014, we had 16 employees, 12 of whom are engaged in administration and sales, and the balance of whom are engaged in product development. Our employees are not unionized, and we believe that our relations with our employees are satisfactory.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Effective January 2009, we entered into a ten year operating lease for a 12,000 square foot office and warehouse located in Baltimore County, Maryland. In June 2009, we amended this lease to include an additional 3,000 square feet of warehouse space contiguous to our existing warehouse in Baltimore County, Maryland. Monthly rental expense, with common area maintenance, approximates $11,834 and increases 3% per year.

Effective March 2003, we entered into an operating lease for an approximately 2,600 square foot office in Naperville, Illinois. This lease was renewed in March 2012 and increased to approximately 3,400 square feet and extends through February 2015. The monthly rental, with common area maintenance, approximated $3,457 per month during the current fiscal year and is subject to increasing rentals of 3% per year.

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

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that there are no outstanding material claims outside the ordinary course of business.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

Harvey B. Grossblatt	67	President, Chief Operating Officer and Chief Executive Officer

James B. Huff	62	Chief Financial Officer, Secretary and Treasurer

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

Market for Common Stock

Our common stock, $.01 par value (the “Common Stock”) trades on the NYSE MKT LLC exchange, formerly the American Stock Exchange under the symbol UUU. As of June 17, 2014, there were 225 record holders of the Common Stock. The closing price for the Common Stock on that date was $4.54. We have not paid any cash dividends on our common stock, and it is our present intention to retain all earnings for use in future operations. The following table sets forth the high and low prices for the Common Stock for each full quarterly period during the fiscal years indicated.

Fiscal Year Ended March 31, 2014
First Quarter	High	$5.40
	Low	$4.13

Second Quarter	High	$5.90
	Low	$4.03

Third Quarter	High	$5.00
	Low	$4.25

Fourth Quarter	High	$4.99
	Low	$4.15

Fiscal Year Ended March 31, 2013
First Quarter	High	$5.64
	Low	$4.65

Second Quarter	High	$5.05
	Low	$4.11

Third Quarter	High	$4.50
	Low	$3.93

Fourth Quarter	High	$4.90
	Low	$4.01

Stock Repurchase Program

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

Forward-Looking Statements

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including Risk Factors discussed in earlier filings and other risks, could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. We do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50% owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2014 and 2013 relate to the operational results of the Company and its consolidated subsidiaries only and includes the Company’s equity share of earnings in the Hong Kong Joint Venture. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Hong Kong Joint Venture.”

While we believe that our overall sales are likely affected by the current global economic situation, we believe that we are specifically negatively impacted by the severe downturn in the U.S. housing market. As stated elsewhere in this report, our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies); every downturn in new home construction and new home sales negatively impacts sales by our USI Electric subsidiary. Our operating results for the current fiscal years ended March 31, 2014 and 2013 continue to be significantly impacted by the economic downturn of the U.S. housing market. We anticipate that when and as the housing market recovers, sales by our USI Electric subsidiary will improve, as well.

We further believe that our fiscal 2014 retail sales were impacted by the movement of the smoke and carbon monoxide alarm retail markets toward ten-year sealed alarms to comply with new laws passed in several states, including California and New York. In May 2014, the Company previewed eleven new sealed smoke and carbon monoxide alarms at the International Hardware Show in Las Vegas, and the Company believes that prospective customers’ responses were very positive. We anticipate that the first two sealed models will be available toward the end of our second fiscal 2015 quarter (September 2014) and the complete line should be available for sale before the end of our 2015 fiscal year. While the new sealed units are not ready for sale, we project that based on sales of the new sealed units, the Company will begin to return to profitability after the complete line of sealed units is available for sale.

Comparison of Results of Operations for the Years Ended March 31, 2014 and 2013

Sales. In fiscal year 2014, our net sales are $12,577,127 compared to sales in the prior year of $15,383,877, a decrease of $2,806,750 (18.2%). Our lower sales are primarily attributable to the timing of orders of our new carbon monoxide detector to a principal customer of these products during the prime seasonal selling period, which is the third quarter of our fiscal year.

Gross Profit. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin for the fiscal year ended March 31, 2014 was 22.6% compared to 28.2% in fiscal 2013. The decrease in 2014 gross margin is attributed to increased cost of product sold when compared to the prior year resulting primarily from changes in the mix of products sold and increased manufacturing costs of our Hong Kong Joint Venture.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased from $5,010,230 in fiscal 2013 to $4,251,274 in fiscal 2014. As a percentage of net sales, these expenses were 33.8% for the fiscal year ended March 31, 2014 and 32.6% for the prior fiscal year. The decrease in dollars primarily reflects a reduction of approximately $500,000 from amounts incurred in the fiscal year ended March 31, 2013 to market our new product line and decreases in selling commissions and freight costs due to reduced sales.

Research and Development. Research and development expense for the fiscal year ended March 31, 2014 was $592,488, of which approximately $450,000 was for new product development. Research and development expense for the fiscal year ended March 31, 2013 was $543,141, of which approximately $400,000 was for new product development. The increase in overall research and development expense for the 2014 period compared to the 2013 period was due to the cost of independent testing of additional new products in development.

Interest Income and Other Income. Interest income for the fiscal year ended March 31, 2014 consisted of interest earned on cash deposits with our factor. During the fiscal years ended March 31, 2014 and 2013, we earned interest of $23,316 and $23,572, respectively from these deposits. Other income in the fiscal year ended March 31, 2013, included $66,862 that resulted from a gain on an insurance settlement.

Interest Expense. During the fiscal years ended March 31, 2014 and 2013, we incurred no interest expense.

Income Taxes. For the fiscal years ended March 31, 2014 and 2013, our statutory Federal rate of tax is 34.0%. The rate of tax indicated by the provision for income tax expense as shown on the Consolidated Statements of Operations for the March 31, 2014 and 2013 varies from the expected statutory rate. Footnote F to the financial statements provides a reconciliation between the amount of tax that would be expected at statutory rates and the amount of tax expense or benefit provided at the effective rate of tax for each fiscal period.

For the fiscal year ended March 31, 2014, and 2013, we generated net operating loss carryovers to offset future federal and state income taxes of approximately $1,176,000 and $870,000, respectively. At March 31, 2014 and 2013, we had net operating loss carryovers of approximately $3,822,000 and $2,351,000, respectively. The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided whenever it is more likely than not that a deferred tax asset will not be realized. Accordingly, the Company has established a full valuation allowance of $3,120,203 on its deferred tax asset at March 31, 2014, to recognize that certain tax credits expiring in future fiscal years are not likely to be realized. See “Critical Accounting Policies” below for further discussion regarding the need to reserve the previously established deferred tax assets.

Net Loss. We reported a net loss of $4,450,244 for the fiscal year 2014, compared to a net loss of $452,561 for fiscal 2013, a $3,997,683 (883.3%) decrease. The increase in the net loss is primarily attributed to a non-cash charge to provide an allowance for unrealizable deferred tax assets of approximately $2.3 million, lower sales for the fiscal year and lower earnings of the Hong Kong Joint Venture principally due to lower sales to the Company and its other customers. Our equity in the earnings of the Hong Kong Joint Venture decreased from $722,827 in fiscal 2013 to a loss of $159,947 in fiscal 2014, a $882,774 (122.1%) decrease.

Financial Condition, Liquidity and Capital Resources

Our cash needs are currently met by financial reserves and from our Factoring Agreement with CIT Group, which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, at March 31, 2014, our maximum borrowing availability under this Agreement was $1,000,000. Any outstanding principal balance under this Agreement is payable upon demand. The interest rate on the Factoring Agreement, on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by the factor which, as of March 31, 2014, was 3.25%. All borrowings are collateralized by all our accounts receivable and inventory. During the year ended March 31, 2014, working capital (computed as the excess of current assets over current liabilities) decreased by $1,415,892 from $9,570,671 on March 31, 2013, to $8,154,779 on March 31, 2014.

Our operating activities used cash of $851,941 for the year ended March 31, 2014 principally as a result of a loss from operations of $4,450,244. The operating loss was partially offset by a non-cash allowance for unrealizable deferred income tax assets of $2,310,835, and decreases in accounts receivable and amounts due from factor of $630,310 and decreases in prepaid expenses of $192,672.

Our operating activities used cash of $785,730 for the year ended March 31, 2013 principally as a result of the net loss of $452,561 adjusted for non-cash income of $722,827 provided through earnings of our Hong Kong Joint Venture and a decrease in trade accounts payable and accrued expenses of $565,774, partially offset by a reduction in inventory of $1,056,888.

Our investing activities provided cash of $382,792 and $264,268 during fiscal 2014 and 2013 principally as a result of cash distributions of the Hong Kong Joint Venture of $416,275 and $276,157 respectively.

Financing activities provided cash of $81,250 during the fiscal year ended March 31, 2014 as a result of the sale of common stock to an employee in exercise of an option to purchase said common stock. Financing activities used cash of $225,920 during the fiscal year ended March 31, 2013, resulting from the repurchase of the Company’s common stock in accordance with the Company’s stock repurchase plan.

Our cash needs are currently met by funds generated from operations. As stated above, we believe that sales by the Company and by our USI Electric subsidiary have been negatively impacted by the severe downturn in the U.S. housing market. We anticipate that when and as the housing market recovers, sales by the Company and by our USI Electric subsidiary will improve, thereby improving our profitability and increasing our capital resources. The Company continues to develop and market its next generation of products, including a new line of sealed battery safety alarms, and anticipates that sales of these new products will help the Company return to profitability. While we expect that our cash and cash equivalents and availability under our Factoring Agreement will be sufficient to fund our operations and increases in inventory for the next 12 months, we have initiated discussions with CIT Group to increase our availability under the Factoring Agreement.

Hong Kong Joint Venture

The financial statements of the Hong Kong Joint Venture are included in this Form 10-K beginning on page JV-1. These financial statements are presented in accordance with International Financial Reporting Standards used by the International Financial Standards Board (IFRS) and there are no (IFRS) to US GAAP differences in the Hong Kong Joint Venture’s accounting policies.

In fiscal year 2014, sales of the Hong Kong Joint Venture were $19,054,691, compared to $22,031,665 in fiscal 2013. During the fiscal year ended March 31, 2014, sales to the Company declined approximately $2,235,000 due to decreased purchasing by the Company in line with decreased demand in the U.S. domestic market, and sales to unaffiliated customers declined approximately $744,000, due to decreased demand from a single large customer in Germany.

Net loss was $437,940 for fiscal year 2014 compared to net income of $1,647,461 for the fiscal year ended March 31, 2013. The decrease in net income for fiscal 2014 was primarily due to lower sales to the Company and to higher costs for salaries and wages included in selling, general and administration expenses.

Gross margins of the Hong Kong Joint Venture for fiscal 2014 decreased to 23.3% from 24.6% in the prior fiscal year. The primary reason for the decrease is the increase in labor in the production cost.

Selling, general and administrative expenses of the Hong Kong Joint Venture for fiscal 2014 were $5,310,546, compared to $4,499,939 in the prior fiscal year. The increase in dollars as compared to the prior fiscal year results primarily from higher labor costs. As a percentage of sales, these expenses were 27.9% and 20.4%, respectively, for the fiscal years ended March 31, 2014 and 2013.

Investment income and interest income, net of interest expense was $681,883 for fiscal year 2014, compared to $491,474 for fiscal year 2013.

Cash needs of the Hong Kong Joint Venture are currently met by funds generated from operations. During fiscal year 2014, working capital decreased from $9,834,568 on March 31, 2013 to $9,287,873 on March 31, 2014.

Critical Accounting Policies

Management’s discussion and analysis of our consolidated financial statements and results of operations are based upon our Consolidated Financial Statements included as part of this document. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to bad debts, inventories, income taxes, impairment of long-lived assets, and contingencies and litigation. We base these estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes: The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided whenever it is more likely than not that a deferred tax asset will not be realized. The Company established an initial valuation allowance of $300,000 on its deferred tax assets during the year ended March 31, 2013 to recognize that certain foreign tax credits expiring in future periods will likely not be realized. Upon further review of updated projected taxable income and the components of the deferred tax asset in accordance with applicable accounting guidance at September 30, 2013, it was determined that it is more likely than not that the tax benefits associated with the remaining components of the deferred tax assets will not be realized. This determination was made based on continued taxable losses during fiscal 2014, which were not in line with projections, as well as product offering delays which cause uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to their expiration. Accordingly, a valuation allowance was established to fully offset the value of the deferred tax assets. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

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

Inventories: Inventories are valued at the lower of market or cost. Cost is determined on the first in/first out method. We evaluate inventories on a quarterly basis and write down inventory that is deemed obsolete or unmarketable in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

Revision of Prior Period Financial Statements

Certain amounts appearing in the condensed consolidated balance sheet as of March 31, 2013 have been revised to correct for an immaterial error and to conform to the current year’s presentation. The Company had not previously recorded its proportionate share of the Hong Kong Joint Ventures other comprehensive income amounts. These consisted of the impact of foreign currency exchange rates on the translation of certain subsidiaries of the Hong Kong Joint Venture and changes in the fair value of investments held by the Hong Kong Joint Venture that are classified as available for sale. As a result, the Company adjusted the opening balance sheet of the earliest year presented, increasing its investment in the Hong Kong Joint Venture and accumulated other comprehensive income by $1,083,603 as of April 1, 2012. The adjustments also increased its previously reported investment in the Hong Kong Joint Venture and accumulated other comprehensive income as of March 31, 2013 by $1,376,410. Since these two components represented the only components of other comprehensive income, the Company had not previously presented a Statement of Comprehensive Income (Loss). The Company has, in the accompanying Financial Statements, presented a separate condensed consolidated statement of comprehensive loss for the twelve months ended March 31, 2014 and 2013.

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

Accumulated Other Comprehensive Income

The following table presents the changes in Accumulated Other Comprehensive Income by component for the fiscal year ended March 31, 2014:

	Currency Translation	Investment Securities	Total

Balance – March 31, 2013	$1,172,486	$203,924	$1,376,410

Other comprehensive loss	$(44,678)	$(141,605)	$(186,283)

Balance – March 31, 2014	$1,127,808	$62,319	$1,190,127

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as such item is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and have concluded that disclosure controls and procedures were not effective. Material weaknesses arose as a result of staff changes in the accounting function of the Hong Kong Joint Venture that by virtue of the Hong Kong Joint Venture’s materiality to the Company extends the material weakness to our system of disclosure controls and procedures. In addition, material weaknesses arose at the Company in the application of revenue recognition procedures on certain sales to a single customer with a right of return provision. In addition a material weakness was noted in the cut-off of inventory in transit at the end of the fiscal year and in the application of overhead burden to inventory.

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

Our Chief Financial Officer, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2014. As noted above, staff changes in the accounting function of the Hong Kong Joint Venture and the lack of an effective transition for the new staff resulted in an inability to prepare financial statements and disclosure on a timely basis for the fiscal year ended March 31, 2014.

Changes in Internal Control Over Financial Reporting

Other than staffing changes in the Hong Kong Joint Venture as discussed herein, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement filed pursuant to Regulation 14A and issued in conjunction with the 2014 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements.

(a)2. Financial Statement Schedules.

Schedule II – Valuation of Qualifying Accounts	S-1

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.4	Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.5	Amendment, dated December 22, 2009, to Amended and Restated Factoring Agreement between the Registrant and CIT dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2010, file No. 1-31747)
10.6	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.7	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.8	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), and by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 1-31747)
23.1	Consent of Grant Thornton LLP*
23.2	Consent of Grant Thornton LLP (Hong Kong)*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated August 4, 2014*
101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended March 31, 2014 and 2013; (iii) Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements*

*Filed herewith

(c)   Financial Statements Required by Regulation S-X.

Separate financial statements of the Hong Kong Joint Venture

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.

August 4, 2014	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey B. Grossblatt	President, Chief Executive Officer	August 4, 2014
Harvey B. Grossblatt	and Director

/s/ James B. Huff	Chief Financial Officer	August 4, 2014
James B. Huff	(principal financial officer and
principal accounting officer)

/s/ Cary Luskin	Director	August 4, 2014
Cary Luskin

/s/ Ronald A. Seff	Director	August 4, 2014
Ronald A. Seff

/s/ Ira Bormel	Director	August 4, 2014
Ira Bormel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Universal Security Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. (a Maryland Corporation) and subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Security Instruments, Inc. and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

McLean, Virginia

August 4, 2014

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31
	2014	2013
ASSETS
CURRENT ASSETS		As Revised
Cash and cash equivalents	$2,050,993	$2,438,892
Accounts receivable:
Trade less allowance for doubtful accounts of approximately $57,000 at March 31, 2014 and 2013	686,228	347,699
Receivables from employees	67,583	65,375
Receivable from Hong Kong Joint Venture	137,360	224,695
	891,171	637,769

Amount due from factor	1,397,951	2,281,662
Inventories	4,194,213	4,341,652
Prepaid expenses	406,012	598,686

TOTAL CURRENT ASSETS	8,940,340	10,298,661

DEFERRED TAX ASSETS	0	2,310,835

INVESTMENT IN HONG KONG JOINT VENTURE	14,144,069	14,906,573

PROPERTY AND EQUIPMENT – NET	146,212	152,201

INTANGIBLE ASSET - NET	76,020	80,491

OTHER ASSETS	38,134	38,134

TOTAL ASSETS	$23,344,775	$27,786,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$606,314	$548,388
Due to Hong Kong Joint Venture	28,681	-
Accrued liabilities:
Accrued payroll and employee benefits	78,054	103,890
Accrued commissions and other	72,512	75,712

TOTAL CURRENT LIABILITIES	785,561	727,990

Long-term obligation – other	25,000	25,000

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; 20,000,000 authorized, 2,312,887 shares outstanding at March 31, 2014 and 2,287,887 shares issued and outstanding at March 31, 2013	23,129	22,879
Additional paid-in capital	12,885,841	12,749,256
Retained earnings	8,435,116	12,885,360
Accumulated other comprehensive income	1,190,128	1,376,410
TOTAL SHAREHOLDERS’ EQUITY	22,534,214	27,033,905
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,344,775	$27,786,895

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31
	2014	2013

Net sales	$12,577,127	$15,383,877
Cost of goods sold – acquired from Joint Venture	9,008,944	10,879,489
Cost of goods sold - other	727,199	162,988

GROSS PROFIT	2,840,984	4,341,400

Research and development expense	592,488	543,141
Selling, general and administrative expense	4,251,274	5,010,230

Operating loss	(2,002,778)	(1,211,971)

Other income :
Interest and other	23,316	90,434

LOSS BEFORE EQUITY IN (LOSS) EARNINGS OF JOINT VENTURE	(1,979,462)	(1,121,537)
Equity in (loss) earnings of Hong Kong Joint Venture	(159,947)	722,827

Loss from operations before income taxes	(2,139,409)	(398,710)

Income tax expense	(2,310,835)	(53,851)

NET LOSS	$(4,450,244)	$(452,561)

Loss per share:
Basic	$(1.94)	$(0.20)
Diluted	$(1.94)	$(0.20)

Weighted average number of shares used in computing net loss per share:
Basic	2,290,010	2,311,152
Diluted	2,290,010	2,311,152

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	March 31
	2014	2013

NET LOSS	$(4,450,244)	$(452,561)

Other Comprehensive Income (Loss)
Company’s Portion of Hong Kong
Joint Venture’s Other Comprehensive
Income (Loss):
Currency translations	(44,678)	211,491
Unrealized gain (loss) on investment securities	(141,605)	81,316

Total Comprehensive (Loss) Income	(186,283)	292,807

COMPREHENSIVE LOSS	$(4,636,527)	$(159,754)

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Compre- Hensive Loss	Total

Balance at April 1, 2012	2,336,354	$23,364	$12,885,756	$13,337,921	$1,083,603	$27,330,644

Stock based compensation	-	-	88,935	-		88,935

Currency translation	-	-	-	-	211,491	211,491

Investment securities	-	-	-	-	81,316	81,316

Repurchase of common stock	(48,467)	(485)	(225,435)	-		(225,920)

Net loss	-	-	-	(452,561)	-	(452,561)

Balance at March 31, 2013	2,287,887	22,879	12,749,256	12,885,360	1,376,410	27,033,905

Stock based compensation			55,585			55,585

Currency translation					(44,678)	(44,678)

Investment securities					(141,604)	(141,604)

Exercise of stock options	25,000	250	81,000			81,250

Net loss				(4,450,244)		(4,450,244)

Balance at March 31, 2014	2,312,887	$23,129	$12.885,841	$8,435,116	$1,190,128	$22,534,214

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES
Net loss	$(4,450,244)	$(452,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,943	40,302
Stock based compensation	55,585	88,935
Deferred income taxes	2,310,835	83,966

(Earnings) Loss of the Hong Kong Joint Venture	159,947	(722,827)
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable and amounts due from factor	630,310	(317,849)
Decrease in inventories	147,439	1,056,888
Decrease in prepaid expenses	192,672	1,190
Increase (Decrease) in accounts payable and accrued expenses	57,572	(565,774)
Decrease in other assets	-	2,000

NET CASH USED IN OPERATING ACTIVITIES	(851,941)	(785,730)

INVESTING ACTIVITIES:
Cash distributions from Joint Venture	416,275	276,157
Purchase of equipment	(33,483)	(11,889)

NET CASH PROVIDED BY INVESTING ACTIVITIES	382,792	264,268

FINANCING ACTIVITIES:
Exercise of stock options	81,250	-
Repurchase of common stock	-	(225,920)

NET CASH USED IN FINANCING ACTIVITIES	81,250	(225,920)

DECREASE IN CASH	(387,899)	(747,382)

Cash at beginning of period	2,438,892	3,186,274

CASH AT END OF PERIOD	$2,050,993	$2,438,892

Supplemental information:
Interest paid	$-	$-
Income taxes recovered (paid)	$-	$-

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

Revision of Prior Period Financial Statements

Certain amounts appearing in the condensed consolidated balance sheet as of March 31, 2013 have been revised to correct for an immaterial error and to conform to the current year’s presentation. The Company had not previously recorded its proportionate share of the Hong Kong Joint Ventures other comprehensive income amounts. These consisted of the impact of foreign currency exchange rates on the translation of certain subsidiaries of the Hong Kong Joint Venture and changes in the fair value of investments held by the Hong Kong Joint Venture that are classified as available for sale. As a result, the Company adjusted the opening balance sheet of the earliest year presented, increasing its investment in the Hong Kong Joint Venture and accumulated other comprehensive income by $1,083,603 as of April 1, 2012. The adjustments also increased its previously reported investment in the Hong Kong Joint Venture and accumulated other comprehensive income as of March 31, 2013 by $1,376,410. Since these two components represented the only components of other comprehensive income, the Company had not previously presented a Statement of Comprehensive Income (Loss). The Company has, in the accompanying Financial Statements, presented a separate condensed consolidated statement of comprehensive loss for the twelve months ended March 31, 2014 and 2013.

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

Accumulated Other Comprehensive Income

The following table presents the changes in Accumulated Other Comprehensive Income by component for the fiscal year ended March 31, 2014:

	Currency Translation	Investment Securities	Total

Balance – March 31, 2013	$1,172,486	$203,924	$1,376,410

Other comprehensive loss	$(44,678)	$(141,605)	$(186,283)

Balance – March 31, 2014	$1,127,808	$62,319	$1,190,127

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

Cash and Cash Equivalents: Cash includes demand deposits with banks or other financial institutions. Included within cash and cash equivalents are demand deposits with the Company’s factor at March 31, 2014 and 2013 totaling approximately $1,900,000 and $2,100,000, respectively. Cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. At times, the Company maintains cash and investment balances in financial institutions, which may exceed federally insured limits. The Company has not experienced any losses relating to such accounts and believes it is not exposed to a significant credit risk on its cash and cash equivalents and investments. The carrying value of cash and cash equivalents approximates their fair value based on their short-term maturities at March 31, 2014 and 2013.

Revenue Recognition: The Company recognizes sales upon shipment of products, when title has passed to the buyer, net of applicable provisions for any discounts or allowances. We recognize revenue when the following criterion are met: evidence of an arrangement exists, fixed and determinable fee, delivery has taken place, and collectability is reasonably assured. Customers may not return, exchange or refuse acceptance of goods without our approval. We have established allowances to cover anticipated doubtful accounts based upon historical experience.

Warranties: We generally provide warranties, on the safety products, from one to ten years to the non-commercial end user on all products sold. The manufacturers of our safety products provide us with a one-year warranty on all products we purchase for resale. Claims for warranty replacement of products beyond the one-year warranty period covered by the manufacturers have not been historically material .

Stock-Based Compensation: In October 2011, the stockholders approved the Company’s 2011 Non-Qualified Stock Option Plan (the “Plan”). Under the terms of the Plan, 120,000 shares are reserved for the granting of stock options, of which 97,000 were issued. Under the provisions of the Plan, a committee of the Board of Directors determines the option price and dates exercisable. During December 2011, ninety-seven thousand (97,000) options were granted at an option price of $5.51 per share. These options expired on December 14, 2013, with no forfeiture or exercise activity.

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

The Company assigns trade receivables on a pre-approved non-recourse basis to the Factor under the Factoring Agreement on an ongoing basis. Factoring charges recognized on assignment of receivables are included in selling, general and administrative expenses in the consolidated statements of operations and amounted to $70,666 and $78,467 for the years ended March 31, 2014 and 2013, respectively. The Agreement for the assignment of accounts receivable provides for continuation of the program on a revolving basis until terminated by one of the parties to the Agreement.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At March 31, 2014 and 2013, an allowance of $57,000 has been provided for uncollectible trade accounts receivable.

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $182,668 and $309,533 in fiscal years 2014 and 2013, respectively.

Inventories: Inventories are stated at the lower of cost (first in/first out method) or market. Included as a component of finished goods inventory are additional non-material costs. These costs include overhead costs, freight, import duty and inspection fees of $381,891 and $509,808 at March 31, 2014 and 2013, respectively. We evaluate inventories on a quarterly basis and write down inventory that is considered obsolete or unmarketable in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Income Taxes: The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided whenever it is more likely than not that a deferred tax asset will not be realized. The Company established an initial valuation allowance of $300,000 on its deferred tax assets during the year ended March 31, 2013 to recognize that certain foreign tax credits expiring in future periods will likely not be realized. Upon further review of updated projected taxable income and the components of the deferred tax asset in accordance with applicable accounting guidance at September 30, 2013, it was determined that it is more likely than not that the tax benefits associated with the remaining components of the deferred tax assets will not be realized. This determination was made based on continued taxable losses during fiscal 2014, which were not in line with projections, as well as product offering delays which cause uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to expiration. Accordingly, a valuation allowance was established to fully offset the value of the deferred tax assets. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

The Company follows ASC 740-10 that gives guidance to tax positions related to the recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.  Interest and penalties related to income tax matters are recorded as income tax expenses. The Company has recorded a long-term liability of $25,000 for an uncertain income tax position, tax penalties and any imputed interest thereon. See Note F, Income Taxes.

Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The factors considered in performing this assessment include current operating results, anticipated future results, the manner in which the asset is used and the effects of obsolescence, demand, competition and other economic factors. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows is less than the assets’ carrying value, and losses are determined based upon the excess carrying value of the assets over its fair value. Based on this assessment, no impairment to long-lived assets resulted for fiscal years ended March 31, 2014 and 2013.

Foreign currency: The activity and accounts of the Hong Kong Joint Venture are denominated in Hong Kong dollars and are translated to US dollars in consolidation. The Company translates the accounts of the Hong Kong Joint Venture at the applicable exchange rate in effect at the year-end date for balance sheet purposes and at the average exchange rate for the reporting period for statement of operation purposes. Transaction gains and losses arising from transactions denominated in foreign currencies are included in the results of operations. The Company currently does not maintain cash in foreign banks to support its operations in Hong Kong.

Net Loss per Share: Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive) for the period. All common share equivalents are comprised of stock options. Diluted loss per common share for the years ended March 31, 2014 and 2013 exclude the effect of all stock options, which totaled 0 and 122,000 at March 31, 2014 and 2013, respectively, as their effect is anti-dilutive. As a result, the weighted average number of common shares outstanding is identical for the years ended March 31, 2014 and 2013 for both basic and diluted shares.

	March 31,
	2014	2013

Weighted average number of common shares outstanding for basic loss per share	2,290,010	2,311,152
Shares issued upon assumed exercise of outstanding stock options	-	-
Weighted average number of common and common equivalent shares outstanding for diluted loss per share	2,290,010	2,311,152

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

The estimated useful lives for financial reporting purposes are as follows:

Leasehold improvements	-	Shorter of term of lease or useful life of asset
Machinery and equipment	-	5 to 10 years
Furniture and fixtures	-	5 to 15 years
Computer equipment	-	5 years

Property and equipment consist of the following:

	March 31,
	2014	2013
Leasehold improvements	$166,722	$166,722
Machinery and equipment	190,400	190,400
Furniture and fixtures	261,292	261,344
Computer equipment	286,528	253,096
	904,942	871,562
Less accumulated depreciation	(758,730)	(719,361)
	$146,212	$152,201

Depreciation and amortization expense totaled $39,471 and $35,830 for fiscal years ended March 31, 2014 and 2013, respectively.

NOTE C - INVESTMENT IN THE HONG KONG JOINT VENTURE

The Company holds a 50% interest in a Joint Venture with a Hong Kong Corporation, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of consumer electronic products. As of March 31, 2014, the Company has an investment balance of $14,144,069 for its 50% interest in the Hong Kong Joint Venture. There are no material differences between the generally accepted accounting principles (GAAP) used in the Hong Kong Joint Venture’s accounting policies when compared to US GAAP.

The following represents summarized financial information derived from the audited financial statements of the Hong Kong Joint Venture as of March 31, 2014 and 2013.

	March 31,
	2014	2013
Current assets	$16,051,441	$14,893,800
Property and other assets	18,980,665	20,036,497

Total	$35,032,106	$34,930,297

Current liabilities	$6,763,568	$5,059,232
Non-current liabilities	-	5,769

Equity	28,268,538	29,865,296

Total	$35,032,106	$34,930,297

	For the Year Ended March 31,
	2014	2013

Net sales	$19,054,691	$22,031,665
Gross profit	4,446,243	5,409,968
Net (loss) income	(437,940)	1,647,461

During the years ended March 31, 2014 and 2013, the Company purchased $7,407,826 and $9,694,435, respectively, of finished product from the Hong Kong Joint Venture, which represents 92.4% and 98.5%, respectively, of the Company’s total finished product purchases. Amounts due the Hong Kong Joint Venture included in Accounts Payable totaled $28,681 and $0 at March 31, 2014 and 2013, respectively. Amounts due from the Hong Kong Joint Venture included in Accounts Receivable totaled $137,360 and $224,695 at March 31, 2014 and 2013, respectively.

The Company’s investment in the Hong Kong Joint Venture as recorded on the Company’s Consolidated Balance sheets has been adjusted for the effect of intercompany profit of the Hong Kong Joint Venture in the ending inventory of the Company.

NOTE D - AMOUNTS DUE FROM FACTOR

The Company assigns certain of its trade receivables on a pre-approved, non-recourse basis to a Factor. Since these are assigned on a non-recourse basis, the factored trade receivables and related repayment obligations are not separately recorded in the Company’s consolidated balance sheets. The Agreement provides for financing of up to a maximum of $1,000,000 with the amount available at any one time based on cash on deposit, 90% of uncollected non-recourse receivables assigned to the factor, and 50% of qualifying inventory. Financing of approximately $1,000,000 is available at March 31, 2014. Any outstanding amounts due to the factor are payable upon demand and bear interest at the prime rate of interest charged by the factor, which is 3.25% at March 31, 2014. Any amount due to the factor is also secured by the Company’s inventory. There were no borrowings outstanding under this agreement at March 31, 2014.

Under this Factoring Agreement, the Company assigned receivables of $11,370,850 and $12,966,616 during the years ended March 31, 2014 and 2013, respectively. The uncollected balance of non-recourse receivables held by the factor amounted to $1,397,951 and $2,281,662 at March 31, 2014 and 2013. The amount of the uncollected balance of non-recourse receivables borrowed by the Company as of March 31, 2014 and 2013 is $0 and $0, respectively. Collected cash maintained on deposit with the factor earns interest at the factor’s prime rate of interest less two percentage points (effective rate of 1.25%) at March 31, 2014 and 2013.

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

Each of the operating leases for real estate has renewal options with terms and conditions similar to the original lease. Rent expense, including common area maintenance, totaled $185,625 and 180,546 for the years ended March 31, 2014 and 2013, respectively.

	2015	2016	2017	2018	2019 Remainder
Future minimum lease payments are as follows:	196,049	153,416	$154,931	$159,579	$164,366

NOTE F – INCOME TAXES

The Company files its income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Deferred income tax assets and liabilities are computed and recognized for those differences that have future tax consequences and will result in net taxable or deductible amounts in future periods. Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes. The deferred tax liabilities and assets for the Company result primarily from net operating loss and tax credit carry forwards, reserves and accrued liabilities.

For the fiscal years ended March 31, 2014 and 2013, the Company generated net operating loss carryovers of approximately $1,040,000 and $870,000 that the Company may carry-forward to offset future taxable income. The Company generated no foreign tax credits for the years ended March 31, 2014 and 2013.

At March 31, 2014 and 2013, the Company has total net operating loss carry forwards of approximately $3,687,000 and $2,351,000, respectively, which begin expiring in various amounts at dates from 2013 through 2030. There are certain limitations to the use and application of these deferred tax assets. Management reviews net operating loss carry forwards and income tax credit carry forwards to evaluate if those amounts are recoverable. Based on historical results and projections of future operations and taxable income, the Company established a full valuation allowance on its deferred tax asset during the quarter ended September 30, 2013, to recognize that certain foreign tax credits expiring in future fiscal years will likely not be realized.

The components of income tax expense (benefit) from continuing operations for the Company are as follows:

	2014	2013
Current expense
U.S. Federal	$-	$-
U.S. State	-	-

Deferred expense	2,310,835	53,851
Total income tax expense	$2,310,835	$53,851

The reconciliation between the statutory federal income tax provision and the actual effective tax provision for continuing operations is as follows:

	Years ended March 31,
	2014	2013
Federal tax expense at statutory rate (34%) before loss carry-forward	$(749,936)	$(135,562)
Non-repatriated earnings of Hong Kong Joint Venture	218,452	(151,868)
Permanent differences	26,281	8,301
State income tax expense – net of federal effect	(50,658)	-
True-up adjustments and allowance	2,866,696	332,980
Income tax expense	$2,310,835	$53,851

The individual components of the Company’s deferred tax assets are as follows:

	March 31,
	2014	2013
Deferred tax assets:
Financial statement accruals and allowances	$63,321	$106,398
Inventory uniform capitalization	45,885	38,247
Net operating loss carry forward	1,433,185	881,603
Foreign tax credit carry forward	1,516,111	1,522,886
Research and development tax credit carry forward	61,701	61,701
Allowance for unrealizable deferred tax assets	(3,120,203)	(300,000)
Net deferred tax asset	$-	$2,310,835

The Company has adopted ASC 740-10 Accounting for Income Taxes and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as a long-term obligation, is $25,000 at March 31, 2014 and 2013.

NOTE G - SHAREHOLDERS’ EQUITY

Stock Repurchase Program – In October 2011, the Company announced a stock buyback program and authorized the purchase of up to 100,000 shares of common stock. The program terminated in February 2013 when the purchase of 100,000 shares of common stock was completed by the Company pursuant to the program as described in Note A.

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

Stock Options – Under the terms of the Company’s 2011 Non-Qualified Stock Option Plan, 120,000 shares of common stock were reserved for the granting of stock options, of which 97,000 were issued on December 13, 2011 at an option price of $5.51 per share. These options expired on December 14, 2013, with no forfeiture or exercise activity.

In March 2009, 25,000 options were issued at $3.25 for restricted shares of the Company’s common stock. These options became fully vested after one year and were exercised on March 14, 2014.

The following tables summarize the status of stock options at March 31, 2014 and option transactions for the years then ended:

For the Year Ended March 31, 2014:	Number of Shares	Weighted Average Exercise Price
Exercised on March 14, 2014 – Grant 1	25,000	3.25
Expired on December 14, 2013 – Grant 2	97,000	5.51
	122,000	5.05

Status as of March 31, 2014	Number of Shares
Presently exercisable	0

Outstanding options by Grant as of March 31, 2013
Number of options – Grant 1	25,000
Average exercise price per option	$3.25
Exercised	March 14, 2014

Number of options – Grant 2	97,000
Average exercise price per option	$5.51
Expired unexercised	December 14, 2013

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

NOTE H - COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that there are no outstanding material claims outside of the normal course of business.

The Company’s employment agreement with its CEO (the Agreement) requires the Company to make certain post-employment payments to the CEO in the event of his termination following a change in control, death, disability or resignation with “Good Reason” under terms of the Agreement. Additionally, the Agreement requires the Company to make post-employment payments, estimated to be $630,000, should the Company elect not to renew the Agreement. On July 21, 2014, the Company renewed the Agreement through July 31, 2015.

NOTE I - MAJOR CUSTOMERS

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. As described in Note C, the Company purchased a majority of its products from its 50% owned Hong Kong Joint Venture.

For the fiscal year ended March 31, 2014, the Company had one customer that represented 13% of the Company’s net sales. For the fiscal year ended March 31, 2013, the Company had two customers that represented 28.2% of the Company’s net sales.

NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly Results of Operations (Unaudited):

The unaudited quarterly results of operations for fiscal years 2014 and 2013 are summarized as follows:

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
2014
Net sales	$3,005,669	$3,195,611	$3,738,914	$2,636,933
Gross profit	749,324	809,155	1,125,470	157,035
Net income (loss)	(19,530)	(2,559,218)	(367,190)	(1,504,306)
Net income (loss) per share:
Basic	(0.01)	(1.12)	(0.16)	(0.65)
Diluted	(0.01)	(1.12)	(0.16)	(0.65)

2013
Net sales	$3,059,352	$3,456,813	$4,753,736	$4,113,976
Gross profit	978,345	1,173,332	1,027,060	1,162,663
Net income (loss)	(362,598)	(218,193)	23,257	104,973
Net income (loss) per share:
Basic	(0.16)	(0.09)	0.01	0.04
Diluted	(0.16)	(0.09)	0.01	0.04

NOTE K – RETIREMENT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. All full-time employees who have completed 12 months of service are eligible to participate. Employees are permitted to contribute up to the amounts prescribed by law. The Company may provide contributions to the plan consisting of a matching amount equal to a percentage of the employee’s contribution, not to exceed four percent (4%). Employer contributions were $59,027 and $60,136 for the years ended March 31, 2014 and 2013, respectively.

NOTE L – INTANGIBLE ASSETS

Intangible assets consist of legal expenses of $89,434 incurred in obtaining and perfecting patents on newly developed detector technology and are capitalized for financial statement purposes. Upon issuance, patents are amortized over twenty years on a straight-line basis. Amortization expense for the fiscal year ended March 31, 2014 and 2013 was $4,472 and $4,472, respectively. Accumulated amortization at March 31, 2014 was $13,415.

The estimated useful lives for financial reporting purposes are as follows:

Intangible patent costs	-	20 years

SCHEDULE II

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED MARCH 31, 2014 AND 2013

	Balance at beginning of year	Charged to cost and expenses	Deductions	Balance at end of year

Year ended March 31, 2014
Allowance for doubtful accounts	$57,012	$0	$0	$57,012

Year ended March 31, 2013
Allowance for doubtful accounts	$57,012	$0	$0	$57,012

Year ended March 31, 2014
Valuation allowance for deferred tax asset	$300,000	$2,769,578	$0	$3,069,578

Year ended March 31, 2013
Valuation allowance for deferred tax asset	$0	$300,000	$0	$300,000

S-1

Report and Financial Statements

Eyston Company Limited

For the year ended 31 March 2014

Eyston Company Limited

Report of independent registered

public accounting firm

Board of Directors and Shareholders
Eyston Company Limited

We have audited the accompanying consolidated statement of financial position of Eyston Company Limited (the “Company”) and subsidiaries (collectively, the “Group”) as of 31 March 2014 and 2013, and the related consolidated statements of profit or loss and other comprehensive income, changes in equity, and cash flows for each of the two years in the period ended 31 March 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform the audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eyston Company Limited and subsidiaries as of 31 March 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended 31 March 2014, in accordance with International Financial Reporting Standards issued by the International Accounting Standards Board.

Grant Thornton

Beijing, China

July 30, 2014

JV-1

Consolidated statement of profit or loss and other comprehensive income for the year ended 31 March

	Note	2014	2013
		HK$	HK$

Turnover	5	147,825,376	170,914,747

Cost of sales		(113,331,639)	(128,948,351)

Gross profit		34,493,737	41,966,396

Other income	6	5,290,012	7,582,615

Administrative expenses		(41,198,958)	(34,911,101)

(Loss)/Profit from operations		(1,415,209)	14,637,910

Finance costs	7	(42,691)	(62,310)

(Loss)/Profit before income tax	8	(1,457,900)	14,575,600

Income tax expense	9	(1,705,638)	(2,035,989)

(Loss)/Profit for the year		(3,163,538)	12,539,611

Attributable to:
Owners of the Company	10	(3,161,175)	12,539,611
Non-controlling interests		(2,363)	-
		(3,163,538)	12,539,611

Eyston Company Limited	JV-2

Consolidated statement of profit or loss and other comprehensive income (Continued)

for the year ended 31 March

	Note	2014	2013
		HK$	HK$

(Loss)/Profit for the year		(3,163,538)	12,539,611

Other comprehensive (expense)/income
Items that may be reclassified subsequently to profit or loss:
Changes in fair value of available-for-sale financial assets		(2,199,389)	1,262,673
Exchange differences arising on translation of financial statements of subsidiaries		(693,640)	3,296,610

Other comprehensive (expense)/income for the year		(2,893,029)	4,559,283

Total comprehensive (expense)/income for the year		(6,056,567)	17,098,894

Attributable to:
Owners of the Company		(6,054,204)	17,098,894
Non-controlling interests		(2,363)	-
		(6,056,567)	17,098,894

Eyston Company Limited	JV-3

Consolidated statement of financial position

as at 31 March

	Note	2014	2013
		HK$	HK$

ASSETS AND LIABILITIES

Non-current assets
Property, plant and equipment	12	63,909,024	67,424,864
Advanced lease payments	13	13,366,053	13,688,797
Available-for-sale financial assets	14	69,279,875	73,879,426
Goodwill	16	-	-
Pledged bank balances	20	569,775	569,775
Deferred tax assets	23	145,541	-
		147,270,268	155,562,862
Current assets
Inventories	17	30,315,106	30,966,590
Available-for-sale financial assets	14	19,795,854	9,304,850
Trade and other receivables	18	8,929,262	8,017,892
Amount due from a shareholder	21	-	1,674,324
Amount due from a related company	21	1,700	220,000
Tax recoverable		684,084	888,798
Cash and cash equivalents	20	64,802,204	64,562,641
		124,528,210	115,635,095
Current liabilities
Trade and other payables		32,159,301	32,509,201
Amount due to a related company	21	587,364	629,567
Amount due to a shareholder	21	2,428,017	-
Amounts due to non-controlling interests	21	10,799,982	-
Loans from shareholders	22	2,868,954	2,868,954
Provision for taxation		3,631,890	3,272,030
		52,475,508	39,279,752
Net current assets		72,052,702	76,355,343

Non-current liabilities
Deferred tax liabilities	23	-	44,794
Net assets		219,322,970	231,873,411

EQUITY

Share capital	24	200	200
Reserves		219,325,115	231,873,211
Equity attributable to owners of the Company		219,325,315	231,873,411
Non-controlling interests		(2,345)	-
Total equity		219,322,970	231,873,411

Eyston Company Limited	JV-4

Statement of financial position

as at 31 March

	Note	2014	2013
		HK$	HK$
ASSETS AND LIABILITIES

Non-current assets
Property, plant and equipment	12	2,139,041	2,058,630
Available-for-sale financial assets	14	69,279,875	73,879,426
Interests in subsidiaries	15	155,957,818	155,957,816
Pledged bank balances	20	569,775	569,775
Deferred tax assets		145,541
		228,092,050	232,465,647
Current assets
Inventories	17	15,616,096	17,578,905
Available-for-sale financial assets	14	19,795,854	9,304,850
Other receivables		1,615,392	1,550,219
Amounts due from subsidiaries	19	25,297,050	18,282,437
Amount due from a related company	21	1,700	220,000
Tax recoverable		684,084	888,798
Cash and cash equivalents	20	21,661,495	39,877,025
		84,671,671	87,702,234
Current liabilities
Trade and other payables		9,968,640	12,855,609
Amount due to a subsidiary	19	1,286,087	-
Amount due to a related company	21	587,364	629,567
Loans from shareholders	22	2,868,953	2,868,954
		14,711,044	16,354,130
Net current assets		69,960,627	71,348,104

Non-current liabilities
Deferred tax liabilities	23	-	44,794
Net assets		298,052,677	303,768,957

EQUITY

Share capital	24	200	200
Reserves	25	298,052,477	303,768,757
		298,052,677	303,768,957

Eyston Company Limited	JV-5

Consolidated statement of changes in equity

for the year ended 31 March

	Attributable to owners of the Company
	Share Capital	Exchange reserve	Fair value Reserve	Retained profits	Total	Non- controlling Interests	Total equity
	HK$	HK$	HK$	HK$	HK$	HK$	HK$

Balance at 1 April 2012	200	14,922,284	1,903,845	202,256,232	219,082,561	-	219,082,561
Dividends declared (note 11)	-	-	-	(4,308,044)	(4,308,044)	-	(4,308,044)
Transaction with owners	-	-	-	(4,308,044)	(4,308,044)	-	(4,308,044)
Profit for the year	-	-	-	12,539,611	12,539,611	-	12,539,611
Other comprehensive income
Change in fair value of available-for-sale financial assets	-	-	1,262,673	-	1,262,673	-	1,262,673
Exchange differences arising on translation of financial statements of subsidiaries	-	3,296,610	-	-	3,296,610	-	3,296,610
Total comprehensive income for the year	-	3,296,610	1,262,673	12,539,611	17,098,894	-	17,098,894
Balance at 31 March 2013 and 1 April 2014	200	18,218,894	3,166,518	210,487,799	231,873,411	-	231,873,411
Dividends declared (note 11)	-	-	-	(6,493,892)	(6,493,892)	-	(6,493,892)
Transaction with owners	-	-	-	(6,493,892)	(6,493,892)	-	(6,493,892)
Loss for the year	-	-	-	(3,161,175)	(3,161,175)	(2,363)	(3,163,538)
Other comprehensive expense
Change in fair value of available-for-sale financial assets	-	-	(2,199,389)	-	(2,199,389)	-	(2,199,389)
Exchange differences arising on translation of financial statements of subsidiaries	-	(693,640)	-	-	(693,640)	-	(693,640)
Total comprehensive expense for the year	-	(693,640)	(2,199,389)	(3,161,175)	(6,054,204)	(2,363)	(6,056,567)
Contribution from non-controlling interests	-	-	-	-	-	18	18
Balance at 31 March 2014	200	17,525,254 *	967,129 *	200,832,732 *	219,325,315	(2,345)	219,322,970

*	These reserve accounts comprise the consolidated reserves of HK$219,322,970 (2013: HK$231,873,211) in the consolidated statement of financial position.

Eyston Company Limited	JV-6

Consolidated statement of cash flows

for the year ended 31 March

	Note	2014	2013
		HK$	HK$

Cash flows from operating activities
(Loss)/Profit before income tax		(1,457,900)	14,575,600
Adjustments for :
Amortisation of advanced lease payments		322,744	322,744
Depreciation of property, plant and equipment		5,826,075	5,440,036
Gain on disposal of property, plant and equipment		(124,877)	-
Exchange loss on available-for-sale financial assets		383,371	2,001,123
Loss/(Gain) on disposal of available-for-sale financial assets		160,388	(3,209,283)
Provision for impairment on goodwill		161,136	-
Provision for impairment on other receivables		-	116,869
Provision for impairment on inventories		994,727
Interest expenses		42,691	62,310
Interest income		(4,009,725)	(3,875,142)
Operating profit before working capital changes		2,298,630	15,434,257
Decrease/(Increase) in amount due from a shareholder		4,102,341	(2,824,488)
Increase/(Decrease) in inventories		(343,243)	(650,549)
(Increase)/Decrease in trade and other receivables		(23,796,619)	6,098,190
Decrease/(Increase) in amount due from a related company		218,300	(220,000)
Decrease in amount due to a related company		(146,786)	(1,497,361)
Increase in amounts due to non-controlling interests		10,799,982	-
(Decrease)/Increase in trade and other payables		(349,883)	6,338,960
Cash (used in)/generated from operations		(7,217,278)	22,679,009
Interest received		3,114,244	2,855,060
Interest paid		(42,691)	(62,310)
Dividend paid		(6,493,892)	(2,154,022)
Income tax paid		(1,331,398)	(2,055,537)
Net cash (used in)/generated from operating activities		(11,971,015)	21,262,200

Cash flows from investing activities
Deposit paid for acquisition of property, plant and equipment		(228,471)	(959,637)
Purchase of property, plant and equipment		(2,329,741)	(11,553,071)
Purchase of available-for-sale financial assets		(17,877,600)	(30,546,345)
Net cash inflow arising from acquisition of subsidiaries	31	23,952,649	-
Proceeds from disposal of property, plant and equipment		144,383	-
Proceeds from disposal of available-for-sale financial assets		9,243,000	17,564,268
Net cash from/(used in) investing activities		12,904,220	(25,494,785)

Net increase/(decrease) in cash and cash equivalents		933,205	(4,232,585)

Cash and cash equivalents at beginning of the year		64,562,641	68,417,212

Effect of foreign exchange rate changes, net		(693,642)	378,014

Cash and cash equivalents at end of the year		64,802,204	64,562,641

Eyston Company Limited	JV-7

Notes to the consolidated financial statements

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

The financial statements on page 2 to 50 have been prepared in accordance with International Financial Reporting Standards (“IFRS”) which collective term includes all applicable individual International Financial Reporting Standards, International Accounting Standards. Amendments and Interpretations issued by the International Accounting Standards Board (“IASB”).

2.	FIRST TIME ADOPTION OF IFRS AND ADOPTION OF NEW OR AMENDED IFRS
2.1	Impact on the first time adoption of IFRS

These consolidated financial statements of the Group have been prepared in accordance with IFRS. These are the Group’s first financial statements prepared in accordance with IFRS. The date of transition to IFRS is 1 April 2012.

The Group’s IFRS accounting policies presented in note 3 have been applied in preparing the consolidated financial statements for the year ended 31 March 2014, the comparative information and the opening statement of financial position at the date of transition.

Eyston Company Limited	JV-8

2.	FIRST TIME ADOPTION OF IFRS AND ADOPTION OF NEW OR AMENDED IFRS
2.1	Impact on the first time adoption of IFRS

The Group has applied IFRS 1 First-time Adoption of International Financial Reporting Standards in preparing these first IFRS consolidated financial statements. The management of the Company evaluated that there is no effect of the transition to IFRS on equity, total comprehensive income and reported cash flows because the Group’s consolidated financial statements presented in prior years were prepared under Hong Kong Financial Reporting Standards (“HKFRS”) issued by the Hong Kong Institute of Certified Public Accountants (“HKICPA”) where HKFRS have been fully converged with IFRS for annual reporting periods commencing from 1 January 2005.

2.2	Impact of new or amended IFRS which are issued but not yet effective

The following new standards, amendments and interpretations which have been issued by the IASB and may be relevant to the Group in future years but are not yet effective for the year ended 31 March 2014:

Effective for the annual period beginning on 1 April 2014 or after

IFRS 10, IFRS 12 and IAS 27 (2011) Amendment	Investment Entities
IAS 32 Amendment	Financial instruments: Presentation - Offsetting Financial Assets and Financial Liabilities
IAS 36 Amendment	Recoverable Amount Disclosures for Non-Financial Assets
Annual Improvements Project	Annual Improvements 2010-2012 Cycle
Annual Improvements Project	Annual Improvements 2011-2013 Cycle

Effective for the annual period beginning on 1 April 2015 or after

IFRS 9	Financial instruments

The above standards, amendments and interpretations, if they are relevant to the Group, will be adopted in the annual periods listed. The Group is in the process of making an assessment of the impact of the above standards, amendments and interpretations but is not yet in the position to ascertain their impact on its results of operations and financial position.

Eyston Company Limited	JV-9

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
3.1	Basis of preparation

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

It should be noted that accounting estimates and assumptions are used in preparation of the financial statements. Although these estimates are based on management’s best knowledge and judgment of current events and actions, actual results may ultimately differ from those estimates. The areas involving a higher degree of judgment or complexity, or areas where assumptions and estimates are significant to the financial statements are disclosed in note 4 to the financial statements.

3.2	Basis of consolidation

The consolidated financial statements incorporate the financial statements of the company and its subsidiaries made up to 31 March each year.

Subsidiaries are all entities (including structured entities) over which the Group has control. The Group controls an entity when the Group is exposed to, or has rights to, variable returns from its involvement with the entity and has the ability to affect those returns through its power over the entity when assessing whether the Group has power, only substantive rights are considered. Subsidiaries are fully consolidated from the date on which control is transferred to the Group. They are excluded from consolidation from the date that control ceases.

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

In the Company’s statement of financial position, subsidiaries are carried at cost less any impairment loss unless the subsidiary is held for sale or included in a disposal group. The results of the subsidiaries are accounted for by the Company on the basis of dividends received and receivable at the end of the reporting period. All dividends whether received out of the investee’s pre or post-acquisition profits are recognised in the Company’s profit or loss.

Eyston Company Limited	JV-10

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.3	Foreign currency translation (Continued)

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

In the consolidated financial statements, all individual financial statements of foreign operations, originally presented in a currency different from the Group’s presentation currency, have been converted into Hong Kong dollars. Assets and liabilities have been translated into Hong Kong dollars at the closing rate at the end of the reporting period. Income and expenses have been converted into Hong Kong dollars at the exchange rates ruling at the transaction dates, or at the average rates over the reporting period, provided that the exchange rates do not fluctuate significantly. Any differences arising from this procedure have been recognised in other comprehensive income and accumulated separately in the translation reserve in equity.

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

Eyston Company Limited	JV-11

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.4	Business combination

Acquisitions of businesses are accounted for using the acquisition method. The consideration transferred in a business combination is measured at fair value, which is calculated as the sum of the acquisition-date fair values of assets transferred by the Group, liabilities incurred by the Group to former owners of the acquiree and the equity interests issued by the Group in exchange for control of the acquiree. Acquisition-related costs are recognised in profit or loss as incurred.

Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date. Subsequent adjustments to the consideration are recognised against the cost of acquisition within the measurement period which does not exceed one year from the acquisition date. Subsequent accounting for changes in fair values of the contingent consideration that do not qualify as measurement period adjustments is included in the profit or loss or within equity for contingent consideration classified as an asset/liability and equity respectively.

Goodwill is measured as the excess of the sum of the consideration transferred, the amount of any non-controlling interests in the acquiree, and the fair value of the acquirer’s previously held equity interest in the acquiree (if any) over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. If, after assessment, the Group’s interest in the fair value of the acquiree’s identifiable net assets exceeds the sum of the consideration transferred, the amount of any non-controlling interests in the acquiree and the fair value of the acquirer’s previously held interest in the acquiree (if any), the excess is recognised immediately in profit or loss as a bargain purchase gain.

Non-controlling interests that are present ownership interests and entitle their holders to a proportionate share of the entity’s net assets in the event of liquidation may be initially measured either at fair value or at the non-controlling interests’ proportionate share of the recognised amounts of the acquiree’s identifiable net assets. The choice of measurement basis is made on a transaction-by-transaction basis. The Group applies the non-controlling interests’ proportionate share of the recognised amounts of the acquiree’s identifiable net assets to account for all its acquisitions.

Eyston Company Limited	JV-12

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.5	Property, plant and equipment

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

3.6	Leasehold land and land use rights

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

Eyston Company Limited	JV-13

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.6	Leasehold land and land use rights (Continued)

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

3.7	Goodwill

Goodwill arising on an acquisition of a business is carried at cost as established at the date of acquisition of the business (see note 3.4) less accumulated impairment losses, if any.

For the purposes of impairment testing, goodwill is allocated to each of the Group’s cash-generating units (or groups of cash-generating units) that is expected to benefit from the synergies of the combination. A cash-generating unit to which goodwill has been allocated is tested for impairment annually, or more frequently when there is indication that the unit may be impaired. If the recoverable amount of the cash-generating unit is less than its carrying amount, the impairment loss is allocated first to reduce the carrying amount of any goodwill allocated to the unit and then to the other assets of the unit on a pro-rata basis based on the carrying amount of each asset in the unit. Any impairment loss for goodwill is recognised directly in profit or loss. An impairment loss recognised for goodwill is not reversed in subsequent periods.

On disposal of the relevant cash-generating unit, the attributable amount of goodwill is included in the determination of the profit or loss on disposal.

3.8	Inventories

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

Eyston Company Limited	JV-14

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.9	Financial assets

Classification of financial assets

Financial assets of the Group are classified into the following categories: (i) loans and receivables, and (ii) available-for-sale financial assets.

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

Eyston Company Limited	JV-15

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.9	Financial assets (Continued)

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

Derecognition of financial assets occurs when the rights to receive cash flows from the financial assets expire or are transferred and substantially all of the risks and rewards of ownership have been transferred. At the end of each of the reporting period, financial assets are reviewed to assess whether there is objective evidence of impairment. If any such evidence exists, impairment loss is determined and recognised based on the classification of the financial asset.

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

Eyston Company Limited	JV-16

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.9	Financial assets (Continued)

Impairment of financial assets (Continued)

If any such evidence exists, the impairment loss is measured and recognised as follows:

(i)	Loans and receivables

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

If, in a subsequent period, the amount of the impairment loss decreases and the decrease can be related objectively to an event occurring after the impairment was recognised, the previously recognised impairment loss is reversed to the extent that it does not result in a carrying amount of the financial asset exceeding what the amortised cost would have been had the impairment not been recognised at the date the impairment is reversed. The amount of the reversal is recognised in profit or loss of the period in which the reversal occurs.

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

Eyston Company Limited	JV-17

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.9	Financial assets (Continued)

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

3.10	Cash and cash equivalents

Cash and cash equivalents include cash at bank and in hand, demand deposits with bank or financial institutions and short-terms highly liquid investments with original maturities of three months or less that are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value.

3.11	Impairment of non-financial assets other than goodwill

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

Eyston Company Limited	JV-18

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.12	Financial liabilities

The Group’s financial liabilities include trade and other payables, amounts due to a shareholder, a related company and non-controlling interests and loans from shareholders.

Financial liabilities are recognised when the Group becomes a party to the contractual agreements of the instrument. All interest related charges are recognised in accordance with the Group’s accounting policy on borrowing costs (see note 3.15)

A financial liability is derecognised when the obligation under the liability is discharged or cancelled or expires.

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

3.13	Employee benefits

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

Eyston Company Limited	JV-19

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.13	Employee benefits (Continued)

Short-term employee benefits

Employee entitlements to annual leave are recognised when they accrue to employees. A provision is made for the estimated liability for annual leave as a result of services rendered by employees up to the end of the reporting period. Non-accumulating compensated absences such as sick leave and maternity leave are not recognised until the time of leave.

3.14	Share capital

Ordinary shares are classified as equity. Share capital is determined using the nominal value of shares that have been issued.

Any transaction costs associated with the issuing of shares are deducted from equity (net of any related income tax benefits) to the extent they are incremental cost directly attributable to the equity transaction.

3.15	Borrowing costs

Borrowing costs incurred, net of any investment income earned on the temporary investment of the specific borrowings, for the acquisition, construction or production of any qualifying asset are capitalised during the period of time that is required to complete and prepare the asset for its intended use. A qualifying asset is an asset which necessarily takes a substantial period of time to get ready for its intended use or sale. Other borrowing costs are expensed when incurred.

Borrowing costs are capitalised as part of the cost of a qualifying asset when expenditure for the asset is being incurred, borrowing costs are being incurred and activities that are necessary to prepare the asset for its intended use or sale are being undertaken. Capitalisation of borrowing costs ceases when substantially all the activities necessary to prepare the qualifying asset for its intended use or sale are complete.

Eyston Company Limited	JV-20

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.16	Accounting for income taxes

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

Eyston Company Limited	JV-21

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.16	Accounting for income taxes (Continued)

Current tax assets and current tax liabilities are presented in net if, and only if,

(a)	the Group has the legally enforceable right to set off the recognised amounts; and
(b)	intends either to settle on a net basis, or to realise the asset and settle the liability simultaneously.

The Group presents deferred tax assets and deferred tax liabilities in net if, and only if,

(a)	the entity has a legally enforceable right to set off current tax assets against current tax liabilities; and
(b)	the deferred tax assets and the deferred tax liabilities relate to income taxes levied by the same taxation authority on either:
(i)	the same taxable entity; or
(ii)	different taxable entities which intend either to settle current tax liabilities and assets on a net basis, or to realise the assets and settle the liabilities simultaneously, in each future period in which significant amounts of deferred tax liabilities or assets are expected to be settled or recovered.

3.17	Leases

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

Eyston Company Limited	JV-22

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.18	Revenue recognition

Revenue comprises the fair value of the consideration received or receivables for the sale of goods, rendering of services and the use by others of the Group’s assets yielding interest, net of rebates and discounts. Provided it is probable that the economic benefits will flow to the Group and the revenue and costs, if applicable, can be measured reliably, revenue is recognised as follows:

Revenue from the sale of goods is recognised when the significant risks and rewards of ownership of the goods have been transferred to customers. This is usually taken as the time when the goods are delivered and the customer has accepted the goods.

Interest income is recognised on a time proportion basis using the effective interest rate method.

3.19	Government grants

Government grants are recognised when there is reasonable assurance that they will be received and that the Group will comply with the conditions attaching to them. Grants that compensate the Group for expenses incurred are recognised as revenue in the profit and loss on a systematic basis in the same periods in which the expenses are incurred. Grants that compensate the Group for the cost of an asset are deducted from the carrying amount of the asset and consequently are effectively recognised in profit or loss over the useful life of the asset by way of reduced depreciation expense.

Government grants that compensate the Group for expenses incurred are set-off with relevant expenses. Government subsidies relating to income is presented at gross under “Other income” in the consolidated statement of comprehensive income.

3.20	Related parties
(a)	For the purposes of these financial statements, a person or a close member of that person’s family is related to the Group if that person:

(i)	has control or joint control over the Group;

(ii)	has significant influence over the Group; or

(iii)	is a member of the key management personnel of the Group or of a parent of the Group.

Close family members of an individual are those family members who may be expected to influence, or be influenced by, that individual in their dealings with the entity.

Eyston Company Limited	JV-23

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
3.20	Related parties (Continued)
(b)	For the purposes of these financial statements, an entity is related to the Group if any of the following conditions applies:

(i)	the entity and the Group are members of the same group (which means that each parent, subsidiary and fellow subsidiary is related to the others);

(ii)	one entity is an associate or joint venture of the other entity (or an associate or joint venture of a member of a group of which the other entity is a member);

(iii)	both entities are joint ventures of the same third party;

(iv)	one entity is a joint venture of a third entity and the other entity is an associate of the third entity;

(v)	the entity is a post-employment benefit plan for the benefit of employees of either the Group or an entity related to the Group;

(vi)	the entity is controlled or jointly controlled by a person identified in (a); or

(vii)	a person identified in (a)(i) has significant influence over the entity or is a member of the key management personnel of the entity (or of a parent of the entity).

3.21	Provisions and contingent liabilities

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

Eyston Company Limited	JV-24

4.	CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS

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

Impairment of receivables

The policy for the impairment of receivables of the Group is based on the evaluation of collectability and ageing analysis of accounts and on the management’s judgement. A considerable amount of judgement is required in assessing the ultimate realisation of these receivables, including the current creditworthiness and the past collection history of each debtor.

Net realisable value of inventories

Net realisable value of inventories is the actual or estimated selling price in the ordinary course of business, less further costs of completion and the estimated costs necessary to make the sale. These estimates are based on the current market condition and the historical experience of selling products of similar nature. It could change significantly as a result of competitor actions in response to changes in market condition. Management reassesses these estimations at the end of each reporting period.

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

Eyston Company Limited	JV-25

4.	CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS (Continued)

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

Deferred tax liabilities have not been recognised in respect of the tax that would be payable on the distribution of these retained profits as the Company controls the dividend policy of these subsidiaries and it has been determined that it is probable that these profits will not be distributed in the foreseeable future.

Warranties: We generally provide warranties, on the safety products, from one to ten years to the non-commercial end user on all products sold. Claims for warranty replacement of products beyond the one-year warranty period have not been historically material and we do not record estimated warranty expense or a contingent liability for warranty claims.

Impairment of goodwill

The Group tests annually whether goodwill has suffered any impairment in accordance with the accounting policy stated in note 3.7. The Group assessed that it is more likely than not that CGU's fair value is less than its carrying amount as the development of the acquired companies remains uncertain. These assumptions relate to future events and circumstances and the actual results may vary and may cause a material adjustment to the carrying amount

During the year ended 31 March 2014, the Group has incurred an impairment loss of HK$161,136 on goodwill and details are set out in note 16.

5.	TURNOVER

Revenue, which is also the Group’s turnover, represents total invoiced value of goods supplied, less discounts and returns.

6.	OTHER INCOME

	2014	2013
	HK$	HK$

Gain on disposal of available-for-sale financial assets	-	3,209,283
Gain on disposal of property, plant and equipment	124,877	-
Government grant	609,392	-
Interest income	4,009,725	3,875,142
Others	546,018	498,190
	5,290,012	7,582,615

Eyston Company Limited	JV-26

7.	FINANCE COSTS

	2014	2013
	HK$	HK$

Interest charges on discounted bills which are wholly repayable within 5 years	42,691	62,310

8.	(LOSS)/PROFIT BEFORE INCOME TAX

	2014	2013
	HK$	HK$

(Loss)/Profit before income tax is arrived at after charging/(crediting):

Amortisation of advanced lease payments	322,744	322,744
Auditors’ remuneration	458,636	349,519
Cost of inventories	113,331,639	128,948,351
Depreciation of property, plant and equipment	5,826,075	5,440,036
Exchange loss, net	1,662,759	3,088,104
Impairment loss recognised in respect of:
- Other receivables	-	116,869
- Goodwill	161,136	-
- Inventories	994,727	-
Loss/(Gain) on disposal of available-for-sale financial assets	160,388	(3,209,283)
Operating lease charges in respect of land and buildings	3,780,205	3,604,861
Retirement benefits scheme contributions	2,944,867	3,727,756
Staff costs	35,544,055	30,828,367

9.	INCOME TAX EXPENSE

	2014	2013
	HK$	HK$

Hong Kong profits tax
- current year	440,532	890,529
- under/(over)-provision in prior years	600,463	(47,393)
	1,040,995	843,136

PRC Enterprise Income Tax
- current year	737,457	1,061,626
- under provision in prior years	117,521	133,126
	854,978	1,194,752

Deferred tax (Note 23)
- current year	(190,335)	(1,899)
	1,705,638	2,035,989

Hong Kong profits tax has been provided at the rate of 16.5% (2013: 16.5%) on the Group’s estimated assessable profits arising in Hong Kong for the year.

The PRC enterprise income tax (“EIT”) is computed according to the relevant laws and regulations in the PRC. The applicable income tax rate was 25% for the year (2013: 25%).

Eyston Company Limited	JV-27

9.	INCOME TAX EXPENSE (Continued)

Reconciliation between tax expense and accounting (loss)/profit at applicable tax rates:

	2014	2013
	HK$	HK$

(Loss)/Profit before income tax	1,457,900	14,575,600

Tax on profit before income tax, calculated at the rates applicable to profits in the tax jurisdictions concerned	(549,301)	2,374,599
Tax effect of non-deductible expenses	686,018	574,809
Tax effect of non-taxable revenue	(639,113)	(2,001,876)
Tax effect on temporary differences not recognised	(175,676)	(39,862)
Tax effect on unrecognised tax losses	1,665,726	947,232
Underprovision in prior years	717,984	85,733
Others	-	95,354
Income tax expense	1,705,638	2,035,989

10.	PROFIT ATTRIBUTABLE TO OWNERS OF THE COMPANY

Of the consolidated loss attributable to owners of the Company of HK$6,054,204 (2013: consolidated profit attributable to equity holders of the Company of HK$12,539,611), profit of HK$2,977,001 and HK$13,730,659 in 2014 and 2013 respectively have been dealt with in the financial statements of the Company.

11.	DIVIDENDS

	2014	2013
	HK$	HK$

Dividends attributable to the year :

First interim dividend of HK$980,881 (2013: HK$448,801) per share	1,961,762	897,602

Second interim dividend of HK$1,028,687 (2013: HK$57,995) per share	2,057,374	115,989

Third interim dividend of HK$1,237,378 (2013: HK$1,647,227) per share	2,474,756	3,294,453
	6,493,892	4,308,044

Eyston Company Limited	JV-28

12.	PROPERTY, PLANT AND EQUIPMENT

Group

	Buildings	Leasehold improvements	Construction in progress	Plant and machinery	Furniture and fixtures	Motor vehicles	Computer equipment and software	Total
	HK$	HK$	HK$	HK$	HK$	HK$	HK$	HK$
At 31 March 2012
Cost	40,510,414	10,813,762	23,580,025	60,206,886	6,628,901	9,501,779	2,273,976	153,515,743
Accumulated depreciation	(18,654,476)	(10,736,957)	-	(49,783,321)	(5,758,257)	(7,227,519)	(2,249,500)	(94,410,030)
Net book amount	21,855,938	76,805	23,580,025	10,423,565	870,644	2,274,260	24,476	59,105,713

Year ended 31 March 2013
Opening net book amount	21,855,938	76,805	23,580,025	10,423,565	870,644	2,274,260	24,476	59,105,713
Additions	-	-	1,247,387	9,887,557	285,775	-	132,352	11,553,071
Depreciation	(1,560,669)	(40,021)	-	(2,879,699)	(277,155)	(627,930)	(54,562)	(5,440,036)
Transfer	-	-	(95,983)	-	95,983	-	-	-
Exchange difference	909,280	-	869,197	296,335	116,040	15,024	240	2,206,116
Closing net book amount	21,204,549	36,784	25,600,626	17,727,758	1,091,287	1,661,354	102,506	67,424,864

At 31 March 2013
Cost	42,233,502	10,813,762	25,600,626	70,432,437	7,099,680	9,683,346	2,417,578	168,280,931
Accumulated depreciation	(21,028,953)	(10,776,978)	-	(52,704,679)	(6,008,393)	(8,021,992)	(2,315,072)	(100,856,067)
Net book amount	21,204,549	36,784	25,600,626	17,727,758	1,091,287	1,661,354	102,506	67,424,864

Year ended 31 March 2014
Opening net book amount	21,204,549	36,784	25,600,626	17,727,758	1,091,287	1,661,354	102,506	67,424,864
Additions	-	-	447,632	1,045,798	82,261	708,964	45,086	2,329,741
Transfer	23,248,451	-	(25,681,555)	1,878,289	446,173	-	108,642	-
Depreciation	(1,686,230)	(15,746)	-	(3,088,513)	(335,097)	(613,527)	(86,962)	(5,826,075)
Disposal	-	-	-	-	-	(19,506)	-	(19,506)
Closing net book amount	42,766,770	21,038	366,703	17,563,332	1,284,624	1,737,285	169,272	63,909,024

At 31 March 2014
Cost	65,481,953	10,813,762	366,703	73,356,524	7,628,114	9,815,848	2,571,306	170,034,210
Accumulated depreciation	(22,715,183)	(10,792,724)	-	(55,793,192)	(6,343,490)	(8,078,563)	(2,402,034)	(106,125,186)
Net book amount	42,766,770	21,038	366,703	17,563,332	1,284,624	1,737,285	169,272	63,909,024

Group’s interest in the usage of land held in the PRC are on leases between 10 to 50 years.

Eyston Company Limited	JV-29

12.	PROPERTY, PLANT AND EQUIPMENT (Continued)

Company

	Leasehold improvements	Plant and machinery	Furniture and fixtures	Motor vehicles	Computer equipment and software	Total
	HK$	HK$	HK$	HK$	HK$	HK$
At 1 April 2012
Cost	2,782,291	14,426,481	1,636,190	3,283,785	1,321,080	23,449,827
Accumulated depreciation	(2,705,485)	(13,515,855)	(1,636,160)	(1,851,850)	(1,321,080)	(21,030,430)
Net book amount	76,806	910,626	30	1,431,935	-	2,419,397

Year ended 31 March 2013
Opening net book amount	76,806	910,626	30	1,431,935	-	2,419,397
Additions	-	342,752	-	-	-	342,752
Depreciation	(40,021)	(354,628)	(30)	(308,840)	-	(703,519)
Closing net book amount	36,785	898,750	-	1,123,095	-	2,058,630

At 31 March 2013
Cost	2,782,291	14,769,233	1,632,015	3,283,785	1,321,080	23,788,404
Accumulated depreciation	(2,745,506)	(13,870,483)	(1,632,015)	(2,160,690)	(1,321,080)	(21,729,774)
Net book amount	36,785	898,750	-	1,123,095	-	2,058,630

Year ended 31 March 2014
Opening net book amount	36,785	898,749	-	1,123,095	-	2,058,629
Additions	-	242,325	-	534,700	-	777,025
Depreciation	(15,746)	(345,296)	-	(335,571)	-	(696,613)
Closing net book amount	21,039	795,778	-	1,322,224	-	2,139,041

At 31 March 2014
Cost	2,782,291	15,011,558	1,632,015	3,818,485	1,321,080	24,565,429
Accumulated depreciation	(2,761,252)	(14,215,780)	(1,632,015)	(2,496,261)	(1,321,080)	(22,426,388)
Net book amount	21,039	795,778	-	1,322,224	-	2,139,041

Eyston Company Limited	JV-30

13.	ADVANCED LEASE PAYMENTS

The Group’s advanced lease payments represent up-front payments to acquire long term interests in the usage of land held in the PRC on leases of between 10 to 50 years. Movement in their net carrying amounts are analysed as follows:

	Group
	2014	2013
	HK$	HK$

Opening net carrying amount	13,688,797	13,511,129
Exchange adjustments	-	500,412
Amortisation	(322,744)	(322,744)
Closing net carrying amount	13,366,053	13,688,797

14.	AVAILABLE-FOR-SALE FINANCIAL ASSETS

	Group and Company
	2014	2013
	HK$	HK$

Available-for-sale financial assets :
Listed outside Hong Kong, at market value	89,075,729	83,184,276
Less: Portion included in current assets	(19,795,854)	(9,304,850)
Portion included in non-current assets	69,279,875	73,879,426

The fair value of the Group’s interests in listed equity securities has been measured as described in note 32.

15.	INTERESTS IN SUBSIDIARIES – COMPANY

	2014	2013
	HK$	HK$

Unlisted shares, at cost	156,157,818	156,157,816
Less: Provision for impairment	(200,000)	(200,000)
	155,957,818	155,957,816

Eyston Company Limited	JV-31

15.	INTERESTS IN SUBSIDIARIES – COMPANY(Continued)

Details of the subsidiaries as at 31 March 2014 are as follows:

Name	Place of incorporation/ establishment and operations	Nominal value of issued and fully paid capital	Percentage of issued capital held by the Company				Principal activities
			2014		2013
			Directly	Indirectly	Directly	Indirectly

Fujian Taisun Electronics Technologies Co., Ltd.	The PRC	US$15,000,000	100%	-	100%	-	Manufacture of consumer electronic products

Fujian Taisun Fire Safety Technologies Co., Ltd.	The PRC	US$5,000,000	100%	-	100%	-	Manufacture of consumer electronic products

Sound Well (Hong Kong) Co. Limited	Hong Kong	HK$200,000	100%	-	100%	-	Trading of consumer electronic products and investment holding

Kimbager International Limited	British Virgin Islands	US$1	100%	-	100%	-	Trading of machinery and equipment

Kimbager Limited	Hong Kong	HK$10,000	100%	-	100%	-	Dormant

Dongguan Kimbager Electronics Limited	The PRC	HK$800,000 (Note (i))	-	100%	-	100%	Dormant

Topmax Industries Limited	Hong Kong	HK$100	-	100%	-	100%	Dormant

Global Renewable Energies Limited (“Global Renewable”)	Hong Kong	HK$2	100%	-	-	-	Investment holding

New Star Investment Group Limited (“New Star”)	Hong Kong	HK$40	-	55 (Note (ii))%			Dormant

Note (i):	Registered capital of Dongguan Kimbager Electronics Limited is HK$1,000,000. The registered capital paid up to 31 March 2014 was HK$800,000 (2013: HK$200,000).

Note (ii):	During the year, 39 ordinary shares of New Star were allotted to a number of allottee at a total consideration of HK$39, resulting in a decrease in Global Renewable’s shareholding from 100% to 55%.

Eyston Company Limited	JV-32

16.	GOODWILL

	Group
	2014	2013
	HK$	HK$

At the beginning of the year
Gross carrying amount	-	-
Accumulated impairment	-	-
	-	-

Net carrying amount as at 1 April
Goodwill recognised	161,136	-
Provision for impairment	(161,136)	-
	-	-

At the end of the year
Gross carrying amount	161,136	-
Accumulated impairment	(161,136)	-
	-	-

Impairment testing taking into account the development of the companies acquired during the year resulted in impairment of goodwill associated with the cash generating unit and the related impairment loss of HK$161,136 was included under “administrative expenses” in the profit or loss.

17.	INVENTORIES

	Group		Company
	2014	2013	2014	2013
	HK$	HK$	HK$	HK$

Raw materials	17,236,936	20,364,420	10,401,364	12,390,833
Work in progress	6,618,206	5,507,121	2,868,914	2,253,653
Finished goods	7,454,691	5,095,049	3,340,545	2,664,419
	31,309,833	30,966,590	16,610,823	17,578,905
Provision for impairment	994,727	-	994,727	-
Total, net	30,315,106	30,966,590	15,616,096	17,578,905

18.	TRADE AND OTHER RECEIVABLES

	Group		Company
	2014	2013	2014	2013
	HK$	HK$	HK$	HK$

Accounts receivable	1,212,038	2,455,589	-	-
Deposits, prepayments and other receivables	7,717,224	5,562,303	1,615,392	1,550,219
	8,929,262	8,017,892	1,615,392	1,550,219

Eyston Company Limited	JV-33

18.	TRADE AND OTHER RECEIVABLES (Continued)

The ageing analysis of trade receivables based on due date is as follows:

	Group
	2014	2013
	HK$	HK$

Neither past due nor impaired	1,027,650	597,265
0 – 30 days past due	184,388	1,858,324
	1,212,038	2,455,589

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

19.	AMOUNTS DUE FROM/(TO) SUBSIDIARIES – COMPANY

	2014	2013
	HK$	HK$

Trade *	84,442	6,461,714
Non-trade **	26,849,599	13,457,714
	26,934,041	19,919,428
Less : Provision for impairment	(1,636,991)	(1,636,991)
	25,297,050	18,282,437

*	The amount is unsecured and arises from trading activities of which the settlement period is in accordance with normal commercial terms.

**	The amount is unsecured, interest-free and repayable on demand.

Eyston Company Limited	JV-34

20.         CASH AND CASH EQUIVALENTS

	Group		Company
	2014	2013	2014	2013
	HK$	HK$	HK$	HK$

Bank and cash balances	64,802,204	64,562,641	21,661,495	39,877,025
Long-term deposit	569,775	569,775	569,775	569,775
	65,371,979	65,132,416	22,231,270	40,446,800

Less: Long-term pledged deposit-guarantee for electricity supply	(569,775)	(569,775)	(569,775)	(569,775)
	64,802,204	64,562,641	21,661,495	39,877,025

The long-term deposit was denominated in Renminbi (“RMB”) and deposited with bank in the PRC as at 31 March 2014 and 2013 to guarantee for the electricity supply of its manufacturing plant.

Deposits with banks earn interest at floating rates based on daily bank deposit rates.

At 31 March 2014, the Group had cash and cash equivalents denominated in RMB amounting to approximately HK$15,035,681 (2013: HK$15,119,394), representing deposits placed with banks in the PRC.

Renminbi is not freely convertible into foreign currencies. Under the PRC’s Foreign Exchange Control Regulations and Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, the Group is permitted to exchange RMB for foreign currencies through banks which are authorised to conduct foreign exchange business.

21.         AMOUNTS DUE FROM/(TO) A SHAREHOLDER / A RELATED COMPANY / NON-CONTROLLING INTERESTS

The amounts are unsecured, interest-free and repayable on demand.

22.         LOANS FROM SHAREHOLDERS

The loans are unsecured, interest-free and repayable on demand by the respective shareholders.

Eyston Company Limited	JV-35

23.         DEFERRED TAX

At 31 March 2014, the major deferred tax liabilities and assets recognised in the statement of financial position and the movements during the current and prior years is as follows:

Group and Company

	Accelerated tax depreciation	Provision of slow moving inventory	Total
	HK$	HK$	HK$

Balance at 1 April 2012	46,693	-	46,693
Recognised in profit or loss	(1,899)	-	(1,899)
Balance at 31 March 2013 and 1 April 2013	44,794	-	44,794
Recognised in profit or loss	(26,205)	(164,130)	(190,335)
Balance at 31 March 2014	18,589	(164,130)	(145,541)

24.         SHARE CAPITAL

	2014	2013
	HK$	HK$

Authorised :
100 ordinary shares of HK$100 each (note)	-	10,000

Issued and fully paid :
2 ordinary shares of HK$100 each (note)	200	200

Note: Under the new Hong Kong Companies Ordinance (Cap. 622), which commenced to be effective on 3 March 2014, the concept of authorised share capital no longer exists. In accordance with section 135 of the new Hong Kong Companies Ordinance (Cap. 622), the Company’s shares no longer have a par or nominal value with effect from 3 March 2014. There is no impact on the number of shares in issue or the relative entitlement of any of the members as a result of the effective of this new ordinance.

Eyston Company Limited	JV-36

25.         RESERVES

The amounts of the Group’s reserves and the movements therein for the current and prior years are presented in consolidated statement of changes in equity on page 6 of the financial statements.

Company

	Retained profits	Fair value Reserve	Total
	HK$	HK$	HK$

Balance at 1 April 2012	291,179,624	1,903,845	293,083,469

Profit for the year	13,730,659	-	13,730,659
Items that may be reclassified subsequently to profit or loss:
Change in fair value of available-for-sale financial assets	-	1,262,673	1,262,673
Dividends declared	(4,308,044)	-	(4,308,044)
Balance at 31 March 2013 and 1 April 2013	300,602,239	3,166,518	303,768,757

Profit for the year	2,977,001	-	2,977,001
Items that may be reclassified subsequently to profit or loss:
Change in fair value of available-for-sale financial assets	-	(2,199,389)	(2,199,389)
Dividends declared	(6,493,892)	-	(6,493,892)
Balance at 31 March 2014	297,085,348	967,129	298,052,477

26.         OPERATING LEASE ARRANGEMENTS

At 31 March 2014, the total future minimum lease payments under non-cancellable operating leases in respect of land and buildings are as follows:

	Group		Company
	2014	2013	2014	2013
	HK$	HK$	HK$	HK$

Within one year	1,506,775	1,659,936	1,151,280	1,151,280
In the second to fifth years	2,494,440	4,001,215	2,494,440	3,645,720
	4,001,215	5,661,151	3,645,720	4,797,000

The Group and the Company lease land and buildings under operating leases. The leases run for an initial period of one to five years, with an option to renew the leases at the expiry dates. None of the leases include contingent rentals.

Eyston Company Limited	JV-37

27.         CAPITAL COMMITMENTS

	Group
	2014	2013
	HK$	HK$

Contracted but not provided for the construction of the factory premises in the PRC	4,195,612	4,371,457

28.         CONTINGENT LIABILITIES

The current and prior years’ tax provisions have been prepared on the basis that the management fees and bonuses are deductible in the determination of the assessable profits of the Company and the Company is entitled to the offshore claims. During the year ended 31 March 2006, the Company received enquiries from the Hong Kong Inland Revenue Department regarding these deductions and offshore claims. As at the date of approval of these financial statements, the outcome of the enquiries is uncertain. In the opinion of the directors, no provision for additional taxes is required. The total contingent tax exposures to the Group and Company in respect of the deductions and offshore claims are estimated to be approximately HK$7.3 million and HK$33.7 million, respectively.

The Group is required to make contribution of social security insurance according to the relevant laws and regulations for their employees/workers in the PRC. However the Group had not been requested by the relevant authorities to make such contributions fully in the past. The Group has made a provision for the underpaid contributions for the recent years based on the directors’ estimation and the aggregate provision at the end of the reporting period is HK$14.6 million. The directors consider that the likelihood of the Group to incur further loss in relation to this matter is remote. The Group is not currently aware of any investigations or other circumstances that would indicate that the Group will be required to pay up any of the social insurance underpayment.

Except as disclosed above, the Group and Company have no contingent liabilities at 31 March 2014.

Eyston Company Limited	JV-38

29.         RELATED PARTY TRANSACTIONS

In addition to the transactions and balances disclosed elsewhere in the financial statements, during the year, the Group had the following transactions with related parties:

		Group
		2014	2013
	Note	HK$	HK$

Transactions with a related company	(i)
Rental expense		3,249,199	3,168,333
Management fee expense		4,434,600	4,434,600
Management bonus expense		-	629,567

Transactions with a shareholder
Sales		58,478,478	75,616,596
Purchases		9,259,015	12,460,702
Sales commission expenses		190,627	613,754

Note:

(i)     The Group entered into those transactions with Taisun Magnetics Limited, in which Mr. Lam Wai Shuen, Shiman, Mr. Lam Wa Leung and Dr. Lam Wai Wing, Malcolm, directors of the Company, had interests.

30.         MAJOR NON-CASH TRANSACTION

During the year ended 31 March 2014, no dividend for the year was settled through the current account with a shareholder (2013: HK$2,154,022).

Eyston Company Limited	JV-39

31.         BUSINESS COMBINATION

On 11 December 2013, the Company acquired 100% equity interest in Global Renewable Energies Limited and its subsidiary (collectively, referred to as “Global Group”) from two related parties, Taisun Technologies Group Limited and Taisun Magnetics Limited at a consideration of HK$2. The equity transfer was completed on the same date. The principal business of Global Group is as follow:

Subsidiaries acquired	Principal activity	Date of acquisition	Proportion of shares required

Global Renewable	Investment holding	11 December 2013	100%
New Star	Dormant	11 December 2013	100%

The acquisition has been accounted for using the acquisition method.

The assets acquired and liabilities recognised at the date of acquisition are as follows:

Carrying amount
HK$
Cash and cash equivalents	23,952,649
Amount due to a related company	(104,583)
Amount due to shareholders	(24,009,200)
Net liabilities	(161,134)

Consideration	2
Fair value of identifiable net liabilities acquired	161,134
Goodwill arising on acquisition	161,136

Net cash inflow arising on acquisition
Cash paid on acquisition (note)	-
Cash and cash equivalents acquired	23,952,649
23,952,649

Note:	The consideration was payable to the sellers as at the year end date where there was no actual cash outflow on acquisition.

Goodwill arose in the acquisition of Global Group as the cost included a control premium. No revenue has been generated by Global Group as it is dormant.

On 28 January 2014, 39 ordinary shares of New Star were allotted to a number of allottee at a total consideration of HK$39. Upon the completion of the allotment, Global Renewable, the immediate holding company of New Star hold 22 out of 40 ordinary shares of New Star, resulting in a decrease in shareholding from 100% to 55% and non-controlling interests of 45% was resulted.

Eyston Company Limited	JV-40

31.         BUSINESS COMBINATION (Continued)

Included in the consolidated loss for the year is profit of HK$42,780 attributable to the additional business generated by Global Group.

If the acquisition had occurred on 1 April 2013, the Group's revenue would have no change as Global Group is dormant and change in profit for the year ended 31 March 2013 would be considered immaterial. This pro forma information is for illustrative purposes only and is not necessarily an indication of revenue and results of operations of the Group that actually would have been achieved had the acquisition been completed on 1 April 2013, nor is it intended to be a projection of future results.

32.         FINANCIAL RISK MANAGEMENT AND FAIR VALUE MEASUREMENT

The Group is exposed to financial risks through its use of financial instruments in its ordinary course of operations and in its investment activities. The financial risks include market risk (including foreign currency risk, interest rate risk and other price risk), credit risk and liquidity risk.

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

32.1         Interest rate risk

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

The policies to manage interest rate risk have been followed by the Group since prior year are considered to be effective.

Eyston Company Limited	JV-41

32.         FINANCIAL RISK MANAGEMENT AND FAIR VALUE MEASUREMENT (Continued)

32.1         Interest rate risk (Continued)

At 31 March 2014, the Group was exposed to changes in market interest rates through cash and cash equivalent, which are subject to variable interest rates. The following table illustrates the sensitivity of the profit after tax for the year and retained earnings to a change in interest rates of +1% and -1% (2013: +1% and -1%), with effect from the beginning of the year. The calculations are based on the Group’s and the Company’s bank balance held at each reporting date. All other variables are held constant.

	Group		Company
	2014	2013	2014	2013
	HK$	HK$	HK$	HK$

If interest rates were 1% (2013: 1%) higher
Net profit for the year	653,720	651,324	222,313	404,468

If interest rates were 1% (2013: 1%) lower
Net profit for the year	(653,720)	(651,324)	(222,313)	(404,468)

32.2         Price risk

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

At 31 March 2014, if securities prices had increased/decreased by 1% and all other variables were held constant, fair value reserve would increase/decrease by approximately HK$890,757 (2013: HK$831,843). This is mainly due to the changes in available-for-sale financial assets. This sensitivity analysis has been determined assuming that the price change had occurred at the reporting date and had been applied to the Group’s investment on that date.

The assumed volatilities of listed securities represent management’s assessment of a reasonably possible change in these security prices over the next twelve month period.

Eyston Company Limited	JV-42

32.         FINANCIAL RISK MANAGEMENT AND FAIR VALUE MEASUREMENT (Continued)

32.3         Foreign currency risk

Currency risk refers to the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Group mainly operates in the Asia Pacific Region and is exposed to foreign exchange risk arising from various currency exposures, primarily with respect to the US dollar, RMB, Australian dollar (“AUD”), Pound sterling (“GBP”) and Euro (“EUR”). The HK dollar is pegged to the US dollar at an exchange rate of approximately 7.8, the foreign exchange exposure between US dollar and HK dollar is therefore minimal. The Group’s exposure to RMB is minimal as majority of the subsidiaries of the Group operates in the PRC with most of the transactions denominated and settled in Renminbi. The Group also holds foreign currency time deposits which are exposed to foreign currency risk. To mitigate the Group’s exposure to foreign currency risk, the Group manages its foreign exchange risk by actively monitoring its foreign currency translations.

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

	Group		Company
	2014	2013	2014	2013
	HK$	HK$	HK$	HK$
Net financial assets
AUD	9,499,637	10,171,621	9,499,637	10,171,621
GBP	7,994,459	7,157,782	7,994,459	7,157,782
EUR	834,969	426,659	692,861	550,463

Eyston Company Limited	JV-43

32.         FINANCIAL RISK MANAGEMENT AND FAIR VALUE MEASUREMENT (Continued)

32.3         Foreign currency risk (Continued)

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

	2014		2013
	Changes in foreign exchange rates	Effect on profit after tax and retained profits	Changes in foreign exchange rates	Effect on profit after tax and retained profits
		HK$		HK$
Group
AUD	+1%/-1%	79,322/(79,322)	+1%/-1%	84,933/(84,933)
GBP	+1%/-1%	66,754/(66,754)	+1%/-1%	59,767/(59,767)
EUR	+1%/-1%	6,972/(6,972)	+1%/-1%	3,563/(59,767

	2014		2013
	Changes in foreign exchange rates	Effect on profit after tax and retained profits	Changes in foreign exchange rates	Effect on profit after tax and retained profits
		HK$		HK$
Company
AUD	+1%/-1%	79,322/(79,322)	+1%/-1%	84,933/(84,933)
GBP	+1%/-1%	66,754/(66,754)	+1%/-1%	59,767/(59,767)
EUR	+1%/-1%	5,785/(5,785)	+1%/-1%	4,596/(4,596)

Eyston Company Limited	JV-44

32.         FINANCIAL RISK MANAGEMENT AND FAIR VALUE MEASUREMENT (Continued)

32.4         Credit risks

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

See note 18 to these financial statements for further details of the Group’s exposures to credit risk on trade and other receivables.

32.5         Fair values

The following table presents the Group’s financial instrument measured at fair value at the end of the reporting period on a recurring basis, in accordance with the three-level fair value hierarchy as defined in IFRS 13, “Fair Value Measurement”. The hierarchy groups financial instruments into three levels based on the relative reliability of significant inputs used in measuring the fair value of these financial instruments is as follows:

Eyston Company Limited	JV-45

32.         FINANCIAL RISK MANAGEMENT AND FAIR VALUE MEASUREMENT (Continued)

32.5         Fair values (Continued)

- Level 1 :	Fair value measured using level 1 inputs, i.e. unadjusted quoted prices in active markets for identical assets and liabilities at the measurement date;
- Level 2:	Fair value measured using level 2 inputs, i.e. observable inputs which fail to meet with Level 1, and not using unobservable inputs. Unobservable inputs are inputs for which market data are not available.
- Level 3 :	Fair value measured using significant unobservable inputs.

The level in the fair value hierarchy within which the financial asset or liability is categorised in its entirety is based on the lowest level of input that is significant to the fair value measurement.

The financial assets and liabilities measured at fair value in the statements of financial position are grouped into the fair value hierarchy as follows:

Group and Company
Recurring fair value measurements
	2014	2013
	Level 1	Level 1
	HK$	HK$
Assets
Available-for-sale financial assets	89,075,729	83,184,276

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

The carrying amounts of the Group’s and the Company’s financial instruments carried at cost or amortised costs are not materially different from their fair values as at 31 March 2014 and 2013.

Eyston Company Limited	JV-46

32.         FINANCIAL RISK MANAGEMENT AND FAIR VALUE MEASUREMENT (Continued)

32.6         Liquidity risks

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

As at 31 March 2014, the Group had net current assets of HK$72,052,702 (2013: HK$76,355,343) and net assets of HK$219,322,970 (2013: HK$231,873,411). The management considered the liquidity risk to be minimal.

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

Eyston Company Limited	JV-47

32.         FINANCIAL RISK MANAGEMENT AND FAIR VALUE MEASUREMENT (Continued)

32.6         Liquidity risks

Group

	On demand or within 1 year	Total contractual undiscounted cash flow	Carrying amount
	HK$	HK$	HK$

At 31 March 2014
Trade and other payables	19,969,591	19,969,591	19,969,591
Amount due to a shareholder	2,428,017	2,428,017	2,428,017
Amount due to a related company	587,364	587,364	587,364
Amounts due to non-controlling interests	10,799,982	10,799,982	10,799,982
Loans from shareholders	2,868,954	2,868,954	2,868,954
	36,653,908	36,653,908	36,653,908

At 31 March 2013
Trade and other payables	32,275,201	32,275,201	32,275,201
Amount due to a related company	629,567	629,567	629,567
Loans from shareholders	2,868,954	2,868,954	2,868,954
	35,773,722	35,773,722	35,773,722

Company

	On demand or within 1 year	Total contractual undiscounted cash flow	Carrying amount
	HK$	HK$	HK$

At 31 March 2014
Trade and other payables	8,380,222	8,380,222	8,380,222
Amount due to a related company	587,364	587,364	587,364
Amount due to a subsidiary	1,286,087	1,286,087	1,286,087
Loans from shareholders	2,868,954	2,868,954	2,868,954
	13,122,627	13,122,627	13,122,627

At 31 March 2013
Trade and other payables	12,855,609	12,855,609	12,855,609
Amount due to a related company	629,567	629,567	629,567
Loans from shareholders	2,868,954	2,868,954	2,868,954
	16,354,130	16,354,130	16,354,130

Eyston Company Limited	JV-48

32.         FINANCIAL RISK MANAGEMENT AND FAIR VALUE MEASUREMENT (Continued)

32.7         Summary of financial assets and liabilities by category

The carrying amounts presented in the statements of financial position relate to the following categories of financial assets and financial liabilities:

	Group		Company
	2014	2013	2014	2013
	HK$	HK$	HK$	HK$
Financial assets
Pledged bank balances	569,775	569,775	569,775	569,775
Available-for-sale financial assets	89,075,728	83,184,276	89,075,728	83,184,276
Loans and receivables:
Trade and other receivables	7,438,953	8,017,892	1,220,932	1,550,219
Amount due from a shareholder	-	1,674,324	-	-
Amounts due from subsidiaries Amount due from a related company	-1,700	-220,000	25,297,049 1,700	18,282,437 220,000
Cash and cash equivalents	64,802,204	64,562,641	21,661,495	39,877,025
	161,888,360	158,228,908	137,826,679	143,683,732

Financial liabilities
Financial liabilities measured at amortised cost:
Trade and other payables	19,969,591	32,509,201	8,380,222	12,855,609
Amount due to a shareholder	2,428,017	-	-	-
Amount due to a related company	587,364	629,567	587,364	629,567
Amount due to a subsidiary	-	-	1,286,087	-
Amounts due to non-controlling interests	10,799,982	-	-	-
Loans from shareholders	2,868,954	2,868,954	2,868,954	2,868,954
	36,653,908	36,007,722	13,122,627	16,354,130

Eyston Company Limited	JV-49

33.         CAPITAL MANAGEMENT POLICIES AND PROCEDURES

The Group’s objectives when managing capital are:

(a)          To safeguard the Group’s ability to continue as a going concern, so that it continues to provide returns and benefits for its stakeholders;

(b)          To support the Group’s stability and growth; and

(c)          To provide capital for the purpose of strengthening the Group’s risk management capability.

The Group actively and regularly reviews and manages its capital structure to ensure optimal capital structure and shareholder returns, taking into consideration the future capital requirements of the Group and capital efficiency, prevailing and projected profitability, projected operating cash flows, projected capital expenditures and projected strategic investment opportunities. To maintain or adjust the capital structure, the Group may adjust the dividend payables to shareholders, issue new shares or raise and repay debts. The Group’s capital management objectives, policies or processes were unchanged during the year ended 31 March 2014 and 31 March 2013. Management regards total equity of HK$220,278,166 (2013: HK$231,873,411) as capital for capital management purpose.

Eyston Company Limited	JV-50