Form 10-Q
period 2014-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2014-08-20
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At August 6, 2014, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30	March 31
	2014	2014
CURRENT ASSETS
Cash and cash equivalents	$2,957,497	$2,050,993
Accounts receivable:
Trade less allowance for doubtful accounts	405,258	686,228
Receivables from employees	67,185	67,583
Receivable from Hong Kong Joint Venture	119,148	137,360
	591,591	891,171

Amount due from factor	1,016,137	1,397,951
Inventories, net of allowance for obsolete inventory	3,530,159	4,194,213
Prepaid expense	345,040	406,012

TOTAL CURRENT ASSETS	8,440,424	8,940,340

INVESTMENT IN HONG KONG JOINT VENTURE	14,125,751	14,144,069

PROPERTY AND EQUIPMENT – NET	135,594	146,212

INTANGIBLE ASSET - NET	74,901	76,020

OTHER ASSETS	38,134	38,134

TOTAL ASSETS	$22,814,804	$23,344,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$712,206	$606,314
Due to Hong Kong Joint Venture	67,591	28,681
Accrued liabilities:
Accrued payroll and employee benefits	109,434	78,054
Accrued - other	114,999	72,512

TOTAL CURRENT LIABILITIES	1,004,230	785,561

Long-term obligation – other	25,000	25,000

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; 20,000,000 authorized, 2,312,887 shares outstanding at March 31, 2014 and June 30, 2014	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Retained earnings	7,692,267	8,435,116
Accumulated other comprehensive income	1,184,337	1,190,128
TOTAL SHAREHOLDERS’ EQUITY	21,785,574	22,534,214
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,814,804	$23,344,775
The accompanying notes are an integral part of these consolidated financial statements
3

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2014	2013

Net sales	$2,514,385	$3,005,669
Cost of goods sold – acquired from Joint Venture	1,710,999	2,157,412
Cost of goods sold – other	191,898	98,933

GROSS PROFIT	611,488	749,324

Research and development expense	161,964	126,636
Selling, general and administrative expense	1,187,491	1,089,744

Operating loss	(737,967)	(467,056)

Other income:
Investment and interest income	7,645	6,419

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(730,322)	(460,637)

Equity in (loss) earnings of Joint Venture	(12,527)	272,041

Loss from operations before income taxes	(742,849)	(188,596)

Income tax benefit	0	169,066

NET LOSS	$(742,849)	$(19,530)

Loss per share:
Basic	$(0.32)	$(0.01)
Diluted	$(0.32)	$(0.01)

Shares used in computing net loss per share:
Basic	2,312,887	2,287,887
Diluted	2,312,887	2,287,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,
	2014	2013
NET LOSS	$(742,849)	$(19,530)
Other Comprehensive Income (Loss)
Company’s portion of Joint Ventures:
Currency translation	14,597	(6,485)
Investment Securities	(20,388)	(174,095)

COMPREHENSIVE (LOSS)	$(748,640)	$(200,110)

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net Loss	$(742,849)	$(19,530)
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in deferred taxes	-	(169,066)
Depreciation and amortization	11,737	10,140
Stock based compensation		22,234
Loss (Earnings) of the Joint Venture	12,527	(272,041)
Changes in operating assets and liabilities:
Decrease in accounts receivable and amounts due from factor	681,394	38,767
Decrease (Increase) in inventories and prepaid expenses	725,026	(669,727)
Increase in accounts payable and accrued expenses	218,669	108,365

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	906,504	(950,858)

NET CASH USED IN INVESTING ACTIVITIES	-	-

NET CASH USED BY FINANCING ACTIVITIES	-	-

Cash at beginning of period	2,050,993	2,438,892

CASH AT END OF PERIOD	$2,957,497	$1,488,034

Supplemental information:
Interest paid	-	-
Income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its majority owned subsidiaries. Except for the consolidated balance sheet as of March 31, 2014, which was derived from audited financial statements, the accompanying condensed consolidated financial statements are unaudited. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2014 audited financial statements filed with the Securities and Exchange Commission on Form 10-K. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

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

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each own a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Hong Kong Joint Venture”), that manufactures security products in its facilities located in the People’s Republic of China. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture as of and for the three months ended June 30, 2014 and 2013:

	2014	2013
Net sales	$3,664,900	$6,250,349
Gross profit	939,947	1,810,813
Net (loss) income	(121,206)	527,078
Total current assets	17,237,635	13,579,390
Total assets	35,671,149	34,993,836
Total current liabilities	7,359,434	4,930,630

During the three months ended June 30, 2014 and 2013, the Company purchased $1,076,376 and $2,138,627, respectively, of products directly from the Hong Kong Joint Venture for resale. For the three month period ended June 30, 2014 and 2013, the Company has adjusted its earnings of the Joint Venture to reflect a decrease of and an increase of $(48,076) and $56,973, respectively, to eliminate inter-Company profit on purchases held by the Company in inventory

Income Taxes

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

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided whenever it is more likely than not that a deferred tax asset will not be realized. The Company has established a valuation allowance to fully offset the value of the deferred tax assets. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

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

Management assesses the credit risk of both its trade accounts receivable and its financing receivables based on the specific identification of accounts that have exceeded credit terms. An allowance for uncollectible receivables is provided based on that assessment. Changes in the allowance account are charged to operations in the period the change is determined. Amounts ultimately determined to be uncollectible are eliminated from the receivable accounts and from the allowance account in the period that the receivables’ status is determined to be uncollectible.

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At June 30, 2014 and 2013, an allowance of approximately $57,000 has been provided for uncollectible trade accounts receivable.

Net Income per Common Share

Basic earnings per common share are computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents, if any. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price.

Diluted income per common share for the three months ended June 30, 2013 excludes 97,000 shares issuable upon the exercise of outstanding “out-of-the-money” stock options and 25,000 shares issuable upon the exercise of “in-the-money” stock options as their impact on our net loss is anti-dilutive. As a result, basic and diluted weighted average common shares outstanding are identical for the three month periods ended June 30, 2013. There were no potentially dilutive common stock equivalents outstanding during the three months ended June 30, 2014.

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

Contingencies

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on consultation with legal counsel, that there are material losses from litigation are not reasonably likely.

Recent Accounting Pronouncements not yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2017.  Early adoption is not permitted.  The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application.  We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial position, results of operations and cash flows.

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured by our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three month periods ended June 30, 2014 and 2013 relate to the operational results of the Company. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

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

Three Months Ended June 30, 2014 and 2013

Sales. Net sales for the three months ended June 30, 2014 were $2,514,385 compared to $3,005,669 for the comparable three months in the prior fiscal year, a decrease of $491,284 (16.3%). The primary reason for the decrease in net sales volumes is the timing of orders received from customers.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 24.3% and 24.9% of sales for the quarters ended June 30, 2014 and 2013, respectively. The decrease in gross profit margin was primarily due to lower margins realized due to changes in the product mix during the periods presented.

Expenses. Research and development expense increased by $35,328 to $161,964 for the three month period ended June 30, 2014, from $126,636 for the three months in the prior year. The increase is due to the increase in expenditures to independent testing laboratories and is related to new product development.

Selling, general and administrative expense increased by $97,747 from the comparable three months in the prior year. As a percentage of net sales, these expenses increased to 47.2% for the three month period ended June 30, 2014 from 36.3% for the 2013 period. The increase in costs as a percentage was primarily due to selling, general and administrative expenses that have remained constant as compared to reduced sales in the current period and an increase in professional fees associated with the audit for the fiscal year ended March 31, 2014.

Interest Expense and Income. Net interest income was $7,645 for the quarter ended June 30, 2014, compared to net interest income of $6,419 for the quarter ended June 30, 2013. The increase in interest income, net of interest expense, is due to an increase in funds on deposit with our factor.

Income Taxes. During the quarter ended June 30, 2014, the Company generated additional net operating losses of $694,837. For the corresponding 2013 period, the Company generated net income tax benefits of $169,066. The provision for income taxes for the quarter ended June 30, 2014, as compared to the same quarter in the prior year, is determined principally by the loss from operations and the amount and timing of the unrealized earnings of and the payment of dividends by the Hong Kong Joint Venture. The income tax benefits generated for the three months ended June 30, 2014 and 2013 have been fully reserved, and accordingly, no income tax benefit is recognized on the Company’s statement of operations at June 30, 2014.

Net Income. We reported a net loss of $742,849 for the quarter ended June 30, 2014, compared to a net loss of $19,530 for the corresponding quarter of the prior fiscal year, a $723,319 increase in the loss. The reason for the increase in net loss is principally due to decreased earnings of the Joint Venture, a decrease in tax benefits recognized in the prior year’s period, and lower sales by the Company.

Financial Condition and Liquidity

The Company has a Factoring Agreement with CIT Group, Inc. (CIT) which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. The maximum amount available under the Factoring Agreement is currently $1,000,000. Based on specified percentages of our accounts receivable and inventory and letter of credit commitments, as of June 30, 2014 we had a borrowing availability of $1,000,000 under the Factoring Agreement. We had no borrowings on the debt portion of the agreement as of June 30, 2014. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender. At June 30, 2014, the prime rate was 3.25%. Borrowings are collateralized by all of our accounts receivable and inventory. The Company does not anticipate any changes in its ability to maintain its short-term or long-term liquidity.

Our factored accounts receivable as of the end of our last fiscal year was $1,397,951, and was $1,016,137 as of June 30, 2014. Our prepaid expenses as of the end of our last fiscal year were $406,012, and were $345,040 as of June 30, 2014.

Operating activities provided cash of $906,504 for the three months ended June 30, 2014. This was primarily due to a decrease in inventories and prepaid expenses of $725,026, decreases in accounts receivable and amounts due from factor of $681,394, and increases in accounts payable and accrued expenses of $218,669 offset by a loss from operations of $742,849. For the same period last year, operating activities used cash of $950,858, primarily as a result of increases in inventory in support of our new product line, and prepaid expenses and a decrease in accounts payable and accrued expenses.

There were no investing activities during the three months ended June 30, 2014 or 2013.

There were no financing activities during the three months ended June 30, 2014 or 2013.

We believe that funds available under the Factoring Agreement, distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three months ended June 30, 2014 were $3,664,900, compared to $6,250,349, for the comparable period in the prior fiscal year. The decrease in net sales by the Joint Venture for the three month period was due to lower volumes of sales of smoke alarm products to the Company and to unaffiliated customers of the Joint Venture.

Gross Margins. Gross margins of the Joint Venture for the three month period ended June 30, 2014 decreased to 25.6% from 29.0% for the 2013 corresponding period. The lower gross margins for the 2014 period was due to higher labor costs and product mix of the Joint Venture’s sales; since gross margins depend on sales volume of various products, with varying margins, lower sales of higher margin products and increased sales of lower margin products affect the overall gross margins.

Expenses. Selling, general and administrative expense was $1,094,879, for the three month period ended June 30, 2014, compared to $1,343,343 in the prior year’s respective period. As a percentage of sales, expenses were 29.9% for the three month period ended June 30, 2014, compared to 21.5% for the three month period ended June 30, 2013. The increase in selling, general and administrative expenses, as a percent of sales, was primarily due to fixed costs that do not change in the same proportion as the increase in sales while the decrease in absolute dollar amounts is associated with a reduction in management incentive bonuses.

Interest Income and Expense. Net interest income on assets held for investment was $131,112 and $124,863 for the three month period ended June 30, 2014 and 2013, respectively.

Net (Loss) Income. For the reasons stated above, the net loss for the three months ended June 30, 2014 was $121,206, compared to net income of $527,078, in the comparable period last year due to lower sales to the Company.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the three months ended June 30, 2014, working capital increased by $590,608 from $9,287,593 on March 31, 2014 to $9,878,201 on June 30, 2014.

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

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion on the application on these and other accounting policies, see Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended March 31, 2014. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

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

Income Taxes. The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided whenever it is more likely than not that a deferred tax asset will not be realized. A full valuation allowance was established during the previous fiscal year ended March 31, 2014. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to the Amount Due from Factor has been provided. An allowance of $57,000 has been provided for uncollectible trade accounts receivable as of June 30, 2014 and 2013.

Contingencies. From time to time, we are subject to lawsuits and other claims, related to patents and other matters. Management is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. It is the opinion of management, based on consultation with legal counsel, that material losses from litigation are not reasonably likely.

Warranties. We generally provide warranties from one to ten years to the non-commercial end user on all products sold. The manufacturers of our products provide us with a one-year warranty on all products we purchase for resale. A reserve for claims for warranty replacement of $25,000 has been provided for products beyond the one-year warranty period covered by the manufacturers.

Recent Accounting Pronouncements not yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2017.  Early adoption is not permitted.  The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application.  We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial position, results of operations and cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as such item is defined in Rules 13a-15€ and 15d-15(c) of the Exchange Act) that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and have concluded that due to the material weakness in our internal control over financial reporting, as noted below, our disclosure controls and procedures were not effective as of June 30, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As described in our Annual Report on Form 10-K for our fiscal year ended March 31, 2014, as filed with the Securities and Exchange Commission on August 4, 2014, our management determined that our processes, procedures and controls related to financial reporting were not effective as a result of material weaknesses identified. The material weaknesses were identified in connection with our assessment of the effectiveness of internal control over financial reporting as of March 31, 2014, and as of June 30, 2014 had not determined to have been remediated.

Notwithstanding the identified material weakness described above, management believes that the financial statements and other financial information included in this report present fairly in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States.

With the oversight of our audit committee of our board of directors, we have since taken steps and plan to take additional measures to remediate the underlying causes of the material weakness described above.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10 Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10 K for the year ended March 31, 2003, File No. 1-31747)
10.3	Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.4	Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.5	Amendment, dated December 22, 2009, to Amended and Restated Factoring Agreement between the Registrant and CIT dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2010, file No. 1-31747)
10.6	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10 Q for the period ended December 31, 2008, File No. 1-31747)
10.7	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10 K for the year ended March 31, 2009, File No. 1-31747)
10.8	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747) , by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated August 20, 2014*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30,2014 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, June 30, 2014 and March 31, 2014, (ii) Condensed Consolidated Statements of Earnings for the three months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: August 20, 2014	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer
(principal executive officer)

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer
(principal financial officer)

