Form 10-Q
period 2014-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2014-11-19
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At November 14, 2014, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	March 31, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,788,927	$2,050,993
Accounts receivable:
Trade less allowance for doubtful accounts	298,338	686,228
Receivable from employees	65,244	67,583
Receivable from Hong Kong Joint Venture	134,253	137,360
	497,835	891,171

Amount due from factor	1,122,482	1,397,951
Inventories	2,841,982	4,194,213
Prepaid expenses	382,137	406,012

TOTAL CURRENT ASSETS	7,633,363	8,940,340

INVESTMENT IN HONG KONG JOINT VENTURE	14,080,131	14,144,069
PROPERTY AND EQUIPMENT – NET	124,977	146,212
INTANGIBLE ASSET - NET	73,783	76,020
OTHER ASSETS	38,134	38,134

TOTAL ASSETS	$21,950,388	$23,344,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$778,295	$606,314
Due to Hong Kong Joint Venture	-	28,681
Accrued liabilities:
Payroll and employee benefits	81,710	78,054
Commissions and other	210,540	72,512

TOTAL CURRENT LIABILITIES	1,070,545	785,561

Long-term obligation – other	25,000	25,000

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Retained earnings	6,738,055	8,435,116
Accumulated other comprehensive income	1,207,818	1,190,128
TOTAL SHAREHOLDERS’ EQUITY	20,854,843	22,534,214
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,950,388	$23,344,775

The accompanying notes are an integral part of these condensed consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2014	2013

Net sales	$2,223,943	$3,195,611
Cost of goods sold – acquired from Joint Venture	1,601,148	1,974,681
Cost of goods sold – other	129,279	411,775

GROSS PROFIT	493,516	809,155

Research and development expense	259,982	94,508
Selling, general and administrative expense	1,119,244	1,031,746

Operating loss	(885,710)	(317,099)

Other income:
Interest income and other	9,348	5,403

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(876,362)	(311,696)
Equity in (loss) earnings of Joint Venture	(77,850)	232,379

Loss from operations before income taxes	(954,212)	(79,317)

Provision for income tax expense	-	2,479,901

NET LOSS	$(954,212)	$(2,559,218)

Loss per share:
Basic	(0.41)	(1.12)
Diluted	(0.41)	(1.12)
Shares used in computing net loss per share:
Basic	2,312,887	2,287,887
Diluted	2,312,887	2,287,887

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended September 30,
	2014	2013

Net sales	$4,738,328	$6,201,280
Cost of goods sold - acquired from Joint Venture	3,312,147	4,132,093
Cost of goods – other	321,177	510,708

GROSS PROFIT	1,105,004	1,558,479

Research and development expense	421,946	221,144
Selling, general and administrative expense	2,306,735	2,121,490

Operating loss	(1,623,677)	(784,155)

Other income :
Interest income and other	16,993	11,822

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(1,606,684)	(772,333)

Equity in (loss) earnings of Joint Venture	(90,377)	504,420

Loss from operations before income taxes	(1,697,061)	(267,913)

Provision for income tax expense	-	2,310,835

NET LOSS	$(1,697,061)	$(2,578,748)

Loss per share:
Basic	(0.73)	(1.13)
Diluted	(0.73)	(1.13)
Shares used in computing net loss per share:
Basic	2,312,887	2,287,887
Diluted	2,312,887	2,287,887

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2014	2013	2014	2013
NET LOSS	$(954,212)	$(2,559,218)	$(1,697,061)	$(2,578,748)

Other Comprehensive Income (Loss)
Company’s portion of Hong Kong Joint Venture’s other comprehensive income (loss):
Currency translation	6,312	(8,485)	(20,396)	(15,330)
Investment securities	(27,490)	46,353	38,086	(127,742)
Total Comprehensive Income (Loss)	(21,178)	37,868	17,690	(143,072)
COMPREHENSIVE LOSS	$(975,390)	$(2,521,350)	$(1,679,371)	$(2,721,820)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(1,697,061)	$(2,578,748)
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in deferred taxes	-	2,310,835
Depreciation and amortization	23,472	20,319
Stock base compensation	-	44,468
Loss (earnings) of the Joint Venture	90,377	(504,420)
Changes in operating assets and liabilities:
Decrease in accounts receivable and amounts due from factor	668,805	639,170
Decrease (Increase) in inventories and prepaid expenses	1,367,357	(1,465,059)
Increase (Decrease) in accounts payable and accrued expenses	284,984	(145,693)

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	737,934	(1,679,128)

INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Dividends received from Joint Venture	-	257,638

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	257,638

NET INCREASE (DECREASE) IN CASH	737,934	(1,421,490)

Cash at beginning of period	2,050,993	2,438,892

CASH AT END OF PERIOD	$2,788,927	$1,017,402

SUPPLEMENTAL INFORMATION:
Interest paid	-	-
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its majority owned subsidiaries. Except for the condensed consolidated balance sheet as of March 31, 2014, which was derived from audited financial statements, the accompanying condensed consolidated financial statements are unaudited. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2014 audited financial statements filed with the Securities and Exchange Commission on Form 10-K. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

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

Joint Venture

The Company and its joint venture partner, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Hong Kong Joint Venture”), that manufactures security products in its facilities located in the People’s Republic of China. The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the six months ended September 30, 2014 and 2013:

	2014	2013
Net sales	$8,520,500	$12,762,882
Gross profit	1,841,037	3,681,014
Net (Loss) income	(494,854)	1,165,070
Total current assets	17,222,188	15,019,984
Total assets	34,811,711	35,206,745
Total current liabilities	7,084,981	4,925,122

During the six months ended September 30, 2014 and 2013 the Company purchased $2,424,356 and $4,326,557, respectively, of products directly from the Hong Kong Joint Venture for resale. For the six month periods ended September 30, 2014 and 2013 the Company has adjusted its earnings of the Joint Venture to reflect an increase of $165,799 and $145,041, respectively, to eliminate inter-Company profit on purchases held by the Company in inventory.

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

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided whenever it is more likely than not that a deferred tax asset will not be realized. The Company established a full valuation allowance of approximately $2,311,000 on its deferred tax assets during the year ended March 31, 2014 to recognize that certain foreign tax credits expiring in future periods will likely not be realized. This determination was made based on continued taxable losses during fiscal 2014 that were not in line with projections, as well as product offering delays which cause uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to expiration. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At September 30, 2014 and 2013, an allowance of approximately $57,000 has been provided for uncollectible trade accounts receivable.

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

Diluted income per common share for the three and six month periods ended September 30, 2013 excludes 97,000 shares issuable upon the exercise of outstanding “out-of-the-money” stock options and 25,000 shares issuable upon the exercise of “in-the-money” stock options as their impact on our net loss is anti-dilutive. As a result, basic and diluted weighted average common shares outstanding are identical for the three and six month periods ended September 30, 2013. There were no potentially dilutive common stock equivalents outstanding during the three months ended September 30, 2014.

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Weighted average number of common shares outstanding for basic EPS	2,312,887	2,287,887	2,312,887	2,287,887
Shares issued upon the assumed exercise of outstanding stock options	-	-	-	-
Weighted average number of common and common equivalent shares outstanding for diluted EPS	2,312,887	2,287,887	2,312,887	2,287,887

Shareholders’ Equity

Stock Options. In October 2011, the shareholders approved the Company’s 2011 Non-Qualified Stock Option Plan (the “Plan”). Under the terms of the Plan, 120,000 shares are reserved for the granting of stock options, of which 97,000 were issued. Under the provisions of the Plan, a committee of the Board of Directors determines the option price and the dates exercisable. During December 2011, ninety-seven thousand (97,000) options were granted at an option price of $5.51 per share. These options expired December 14, 2013, with no forfeiture or exercise activity.

In addition, in March 2009, 25,000 options were granted at $3.25 for restricted shares of the Company’s common stock. These options are fully vested and were exercised in March 2014.

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three and six month periods ended September 30, 2014 and 2013 relate to the operational results of the Company. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

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

Results of Operations

Three Months Ended September 30, 2014 and 2013

Sales. Net sales for the three months ended September 30, 2014 were $2,223,943 compared to $3,195,611 for the comparable three months in the prior fiscal year, a decrease of $971,668 (30.4%). The primary reasons for the decrease in net sales volumes were lower sales of smoke and carbon monoxide detectors during the quarter ended September 30, 2014 due to delays in the introduction of the Company’s new sealed product line.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 22.2% and 25.3% of sales for the quarters ended September 30, 2014 and 2013, respectively. The decrease in gross profit margin was primarily due to the mix of products sold.

Expenses. Research and development expenses were $259,982 for the three month period ended September 30, 2014 compared to $94,508 for the comparable quarter of the prior year, an increase of $165,474 (175.1%). The primary reasons for the increase are increased costs of consultants and the timing of services rendered by independent testing facilities.

Selling, general and administrative expenses were $1,119,244 at September 30, 2014, compared to $1,031,746 for the comparable three months in the prior year. As a percentage of net sales, these expenses increased to 50.3% for the three month period ended September 30, 2014, from 32.3% for the 2013 period. The increase of these costs as a percentage of net sales was primarily due to fixed expenses that do not decrease directly with decreased sales, and the increase in the dollar amount is primarily due to increased professional fees.

Interest Income. Our interest income, net of interest expense, was $9,348 for the quarter ended September 30, 2014, compared to net interest income of $5,403 for the quarter ended September 30, 2013. The net interest income is dependent upon the cash balance held in an interest bearing account with our factor.

Income Taxes. During the quarter ended September 30, 2013, the Company recorded an income tax expense of $2,479,901 representing a non-cash charge to provide an allowance against the Company’s deferred tax asset. The Company recorded this charge due to insufficient projected taxable income to use the deferred tax asset credits as an offset in accordance with accounting guidance.

Net Loss. We reported a net loss of $954,212 for the quarter ended September 30, 2014, compared to a net loss of $2,559,218 for the corresponding quarter of the prior fiscal year, a $1,605,006 (62.7%) decrease in the loss. The primary reason for the decrease in net loss is the non-cash charge to provide an allowance for unrealizable deferred tax assets recorded in the comparable quarter of the prior year. The reported net loss reflects decreased sales, as previously discussed, caused by the delay in the introduction of the Company’s new sealed battery product line, and the resulting greater loss from operations.

Six Months Ended September 30, 2014 and 2013

Sales. Net sales for the six months ended September 30, 2014 were $4,738,328 compared to $6,201,280 for the comparable six months in the prior fiscal year, a decrease of $1,462,952 (23.6%). The primary reasons for the reduction in net sales volumes is lower sales of smoke and carbon monoxide detectors during the period ended September 30, 2014 due to delays in the introduction of the Company’s new sealed product line.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 23.3% for the period ended September 30, 2014 and 25.1% for the period ended September 30, 2013. The decrease in gross profit margin was primarily due to the mix of products sold.

Expenses. Research and development expenses were $421,946 for the six months ended September 30, 2014 compared to $221,144 for the comparable period of the prior year, an increase of $200,802 (90.8%). The primary reason for the increase is the increase in the cost of consultants and the timing of services rendered by independent testing facilities.

Selling, general and administrative expenses were $2,306,735 at September 30, 2014 compared to $2,121,490 for the comparable six months in the prior year. As a percentage of sales, these expenses were 48.7% for the six month period ended September 30, 2014 and 34.2% for the comparable 2013 period. The primary reason for the increase in the amount of these expenses as a percentage of sales is fixed expenses that do not decrease directly with decreased sales, and the increase in the dollar amount is primarily due to increased professional fees.

Interest Income. Our interest income, net of interest expense was $16,993 for the six months ended September 30, 2014, compared to net interest income of $11,822 for the six months ended September 30, 2013. The decrease in interest income is due to a reduction in cash held in an interest bearing account.

Income Taxes. During the six months ended September 30, 2013, the Company recorded an income tax expense of $2,310,835. The increased tax expense for the 2013 period is due to the non-cash charge taken in the quarter ended September 30,.2013, as explained above in the “Income Taxes” paragraph for the Three Months Ended September 30, 2013.

Net Loss. We reported a net loss of $1,697,061 for the six months ended September 30, 2014 compared to a net loss of $2,578,748 for the corresponding period of the prior fiscal year, a decrease in the loss of $881,687 (34.2%). The primary reason for the decrease in net loss is the non-cash charge to provide an allowance for unrealizable deferred tax assets recorded in the comparable quarter of the prior year. The reported net loss reflects decreased sales, as previously discussed, caused by the delay in the introduction of the Company’s new sealed battery product line, and the resulting greater loss from operations.

Financial Condition and Liquidity

The Company has a Factoring Agreement with CIT Group, Inc. (CIT) which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. Based on specified percentages of accounts receivable, inventory and letter of credit commitments, as of September 30, 2014 we had a maximum borrowing availability of $1,000,000 under the Factoring Agreement. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender. At September 30, 2014, the prime rate was 3.25%. Borrowings are collateralized by all of our accounts receivable and inventory.

Our factored accounts receivable as of the end of our last fiscal year was $1,397,951, and is $1,122,482 as of September 30, 2014. Our prepaid expense as of the end of our last fiscal year is $406,012, and is $382,137 as of September 30, 2014.

Operating activities provided cash of $737,934 for the six months ended September 30, 2014. This was primarily due to a decrease in inventories and prepaid expenses of $1,376,106, a decrease in trade accounts receivable and amounts due from factor of $668,805, and an increase in accounts payable and accrued expenses of $284,984, offset by a loss from operations of $1,697,061. For the same period last year, operating activities used cash of $1,679,128, primarily as a result of increases in inventory and prepaid expenses and an increase in accounts payable and accrued expenses of $1,465,059.

Investing activities provided cash of $257,638 during the six months ended September 30, 2013, which is comprised of dividends received from our Hong Kong Joint Venture. No dividends have been paid by the Hong Kong Joint Venture during the six months ended September 30, 2014.

No cash was provided by or used by financing activities during the six months ended September 30, 2014 or 2013.

We believe that cash on hand available under the Factoring Agreement, anticipated future distributions from the Joint Venture, and our line of credit facilities provide us with sufficient resources to meet our requirements for liquidity and working capital.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three and six months ended September 30, 2014 were $4,855,600 and $8,520,500 respectively, compared to $6,512,533 and $12,762,882, respectively, for the comparable period in the prior fiscal year. The 25.4% and 33.2% respective decreases in net sales by the Joint Venture for the three and six month periods are due to lower volumes of sales to the Company due to the delay in the introduction of the Company’s new sealed product line and also due to lower sales to unaffiliated customers primarily in Europe.

Gross Margins. Gross margins of the Joint Venture for the three month period ended September 30, 2014 decreased to 20.0% from 28.7% for the 2013 corresponding period. For the six month period ended September 30, 2014, gross margins were 21.6% compared to 28.8% for the same period of the prior year. Gross margins are impacted negatively by manufacturing costs that do not decline in direct proportion with declines in overall sales. In addition gross margins depend on sales volume of various products, with varying margins, decreased sales of higher margin products and increased sales of lower margin products affect the overall gross margins.

Expenses. Selling, general and administrative expenses were $1,290,225 and $2,411,104, respectively, for the three and six month periods ended September 30, 2014, compared to $1,338,189 and $2,681,532 in the prior year’s respective periods. As a percentage of sales, expenses were 26.6% and 28.3% for the three and six month periods ended September 30, 2014, compared to 21.4% and 25.4% for the three and six month periods ended September 30, 2013. The changes in selling, general and administrative expense as a percent of sales for the three and six month periods were primarily due to costs that do not decrease at the same rate as decreases sales volume.

Interest Income and Expense. Interest income on assets held for investment was $119,428 and $251,708 respectively, for the three and six month periods ended September 30, 2014, compared to interest income of $123,223 and $248,086, respectively, for the prior year’s periods. Interest income is dependent on the average balance of assets held for investment.

Net Loss. Net loss for the three and six months ended September 30, 2014 was $373,648 and $494,854, respectively, compared to earnings of $637,992 and $1,165,070, respectively, in the comparable periods last year. The 158.6% and 142.5% respective decreases in net income for the three and six month periods were due primarily to decreased sales volume as noted above and included currency losses of $109,669 for the three month period ended September 30, 2014 and currency losses net of currency gains of $89,820 for the six month period then ended.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the six months ended September 30, 2014, working capital increased by $853,077 from $9,284,130 on March 31, 2014 to $10,137,207 on September 30, 2014.

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

Accounts Receivable and Amount Due From Factor. The Company assigns the majority of its short-term receivables arising in the ordinary course of business to our factor. At the time of a receivable is assigned to our factor the credit risk associated with the credit worthiness of the debtor is assumed by the factor. The Company continues to bear any risk associated with delivery or warranty issues related to the products sold.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to the Amount Due from Factor has been provided. An allowance of $57,000 has been provided for uncollectible trade accounts receivable as of September 30, 2014 and 2013.

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

Warranties. We generally provide warranties from one to ten years to the non-commercial end user on all products sold. The manufacturers of our products provide us with a one-year warranty on all products we purchase for resale. A reserve for warranty replacements of $25,000 has been provided for products beyond the one year period covered by the manufacturer.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as such item is defined in Rules 13a-15(e) and 15d-15(c) of the Exchange Act) that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and have concluded that due to the material weakness in our internal control over financial reporting, as noted below, our disclosure controls and procedures were not effective as of September 30, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As described in our Annual Report on Form 10-K for our fiscal year ended March 31, 2014, our management determined that our processes, procedures and controls related to financial reporting were not effective as a result of material weaknesses identified. The material weaknesses were identified in connection with our assessment of the effectiveness of internal control over financial reporting as of March 31, 2014, and as of September 30, 2014 had not determined to have been remediated. With the oversight of the audit committee of our board of directors, we have since taken steps and plan to take additional measures to remediate the underlying causes of the material weakness described above.

Notwithstanding the identified material weakness described above, management believes that the financial statements and other financial information included in this report present fairly in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.4	Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.5	Amendment, dated December 22, 2009, to Amended and Restated Factoring Agreement between the Registrant and CIT dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2010, file No. 1-31747)
10.6	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.7	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.8	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747) , by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated November 19, 2014*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, September 30, 2014 and March 31, 2014, (ii) Condensed Consolidated Statements of Earnings for the three months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: November 19, 2014	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer

