Form 10-Q
period 2014-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2015-02-17
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At February 17, 2015, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2014	March 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,382,027	$2,050,993
Accounts receivable:
Trade less allowance for doubtful accounts	482,444	686,228
Receivable from employees	67,102	67,583
Receivable from Joint Venture	200,384	137,360
	749,930	891,171

Amount due from factor	782,056	1,397,951
Inventories	3,707,674	4,194,213
Prepaid expenses	233,777	406,012

TOTAL CURRENT ASSETS	6,855,464	8,940,340

INVESTMENT IN JOINT VENTURE	13,823,447	14,144,069
PROPERTY AND EQUIPMENT – NET	114,572	146,212
INTANGIBLE ASSET - NET	72,665	76,020
OTHER ASSETS	38,134	38,134

TOTAL ASSETS	$20,904,282	$23,344,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$781,405	$606,314
Due to Joint Venture	21,198	28,681
Accrued liabilities:
Payroll and employee benefits	126,186	78,054
Commissions and other	98,227	72,512

TOTAL CURRENT LIABILITIES	1,027,016	785,561

Long-term obligation – other	25,000	25,000

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Retained earnings	5,738,321	8,435,116
Accumulated other comprehensive income	1,204,975	1,190,128
TOTAL SHAREHOLDERS’ EQUITY	19,852,266	22,534,214
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,904,282	$23,344,775

The accompanying notes are an integral part of these condensed consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2014	2013

Net sales	$2,371,016	$3,738,914
Cost of goods sold – acquired from Joint Venture	1,726,909	2,603,231
Cost of goods sold – other	261,772	10,213

GROSS PROFIT	382,335	1,125,470

Research and development expense	150,651	146,385
Selling, general and administrative expense	992,284	1,077,071

Operating loss	(760,600)	(97,986)

Other income:
Interest income and other	5,958	5,852

LOSS BEFORE EQUITY IN LOSS OF JOINT VENTURE	(754,642)	(92,134)
Equity in loss of Joint Venture	(245,092)	(275,057)

Loss from operations before income taxes	(999,734)	(367,191)

Provision for income tax expense	-	-

NET LOSS	$(999,734)	$(367,191)

Loss per share:
Basic	(0.43)	(0.16)
Diluted	(0.43)	(0.16)
Shares used in computing net loss per share:
Basic	2,312,887	2,287,887
Diluted	2,312,887	2,287,887

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended December 31,
	2014	2013

Net sales	$7,109,344	$9,940,194
Cost of goods sold - acquired from Joint Venture	5,039,056	6,735,324
Cost of goods – other	582,949	520,921

GROSS PROFIT	1,487,339	2,683,949

Research and development expense	572,597	367,529
Selling, general and administrative expense	3,299,019	3,198,561

Operating loss	(2,384,277)	(882,141)

Other income :
Interest income and other	22,951	17,674

LOSS BEFORE EQUITY IN (LOSS) EARNINGS OF JOINT VENTURE	(2,361,326)	(864,467)

Equity in (loss) earnings of Joint Venture	(335,469)	229,363

Loss from operations before income taxes	(2,696,795)	(635,104)

Provision for income tax expense	-	2,310,835

NET LOSS	$(2,696,795)	$(2,945,939)

Loss per share:
Basic	(1.17)	(1.29)
Diluted	(1.17)	(1.29)
Shares used in computing net loss per share:
Basic	2,312,887	2,287,887
Diluted	2,312,887	2,287,887

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2014	2013	2014	2013
NET LOSS	$(999,734)	$(367,191)	$(2,696,795)	$(2,945,939)

Other Comprehensive Income (Loss) Company’s portion of Joint Venture’s other comprehensive income (loss):
Currency translation	-	(21,250)	(20,396)	(36,580)
Investment securities	(2,843)	(12,891)	35,243	(140,633)
Total Comprehensive Income (Loss)	(2,843)	(34,141)	14,847	(177,213)
COMPREHENSIVE LOSS	$(1,002,577)	$(401,332)	$(2,681,948)	$(3,123,152)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(2,696,795)	$(2,945,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in deferred taxes	-	2,310,835
Depreciation and amortization	34,995	30,458
Stock base compensation	-	55,585
Loss (earnings) of the Joint Venture	335,469	(229,363)
Changes in operating assets and liabilities:
Decrease in accounts receivable and amounts due from factor	757,136	128,081
Decrease (Increase) in inventories	486,539	(409,693)
Decrease in prepaid expenses	172,235	340,026
Increase (Decrease) in accounts payable and accrued expenses	241,455	(276,946)

NET CASH USED IN OPERATING ACTIVITIES	(668,966)	(996,956)

INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Dividends received from Joint Venture	-	475,930

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	475,930

NET DECREASE IN CASH	(668,966)	(521,026)

Cash at beginning of period	2,050,993	2,438,892

CASH AT END OF PERIOD	$1,382,027	$1,917,866

SUPPLEMENTAL INFORMATION:
Interest paid	-	-
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its majority owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The condensed consolidated balance sheet as of March 31, 2014 was derived from audited financial statements as of and for the year ended March 31, 2014. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2014 audited financial statements filed with the Securities and Exchange Commission on Form 10-K. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

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

Joint Venture

The Company and its joint venture partner, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Joint Venture”), that manufactures security products in its facilities located in the People’s Republic of China. The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the nine months ended December 31, 2014 and 2013:

	2014	2013
Net sales	$12,508,403	$16,424,133
Gross profit	2,678,840	4,283,152
Net (Loss) income	(832,838)	633,945
Total current assets	12,758,188	15,148,093
Total assets	32,804,224	35,368,407
Total current liabilities	5,336,225	6,005,538
Total liabilities	5,336,225	6,011,317

During the nine months ended December 31, 2014 and 2013 the Company purchased $4,844,335 and $6,122,297, respectively, of products directly from the Joint Venture for resale. For the nine month periods ended December 31, 2014 and 2013 the Company has adjusted its earnings of the Joint Venture to reflect an increase of $80,950 and $154,536, respectively, to eliminate inter-Company profit on purchases held by the Company in inventory.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At December 31, 2014 and 2013, an allowance of approximately $57,000 has been provided for uncollectible trade accounts receivable.

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

Dilutive income per common share for the three and nine month periods ended December 31, 2014 excludes 25,000 shares issuable upon the exercise of “in the money” stock options as their impact on net loss is anti-dilutive. There were no potentially dilutive stock equivalents outstanding during the three and nine month periods ended December 31, 2014. As a result, basic and diluted weighted average common shares outstanding are identical for the three and nine month periods ended December 31, 2014 and 2013.

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

For the three and nine month periods ended December 31, 2013, we recorded $11,116 and $55,585, respectively of stock-based compensation cost as general and administrative expense in our statement of operations.

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three and nine month periods ended December 31, 2014 and 2013 relate to the operational results of the Company. A discussion and analysis of the Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

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

Results of Operations

Three Months Ended December 31, 2014 and 2013

Sales. Net sales for the three months ended December 31, 2014 were $2,371,016 compared to $3,738,914 for the comparable three months in the prior fiscal year, a decrease of $1,367,898 (36.6%). The primary reasons for the decrease in net sales volumes were lower sales of smoke and carbon monoxide detectors during the quarter ended December 31, 2014 due to delays in the introduction of the Company’s new sealed product line.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 16.1 % and 30.1% of sales for the quarters ended December 31, 2014 and 2013, respectively. The decrease in gross profit margin was primarily due to sales promotions targeted at a large, high volume customer resulting in increased sales of lower gross margin products.

Expenses. Research and development expenses were $150,651 for the three month period ended December 31, 2014 compared to $146,385 for the comparable quarter of the prior year, an increase of $4,266 (2.9%). The primary reasons for the increase are increased costs of consultants and the timing of services rendered by independent testing facilities.

Selling, general and administrative expenses were $992,284 at December 31, 2014, compared to $1,077,071 for the comparable three months in the prior year. As a percentage of net sales, these expenses increased to 41.9% for the three month period ended December 31, 2014, from 28.8% for the 2013 period. The increase of these costs as a percentage of net sales was primarily due to fixed expenses that do not decrease directly with decreased sales.

Interest Income. Our interest income, net of interest expense, was $5,958 for the quarter ended December 31, 2014, compared to net interest income of $5,852 for the quarter ended December 31, 2013. Net interest income is dependent upon the cash balance held in an interest bearing account with our factor.

Net Loss. We reported a net loss of $999,734 for the quarter ended December 31, 2014, compared to a net loss of $367,191 for the corresponding quarter of the prior fiscal year, a $632,543 (172.3%) increase in the loss. The primary reason for the increase in net loss is lower sales of smoke and carbon monoxide detectors during the period ended December 31, 2014 due to delays in the introduction of the Company’s new sealed product line. The reported net loss reflects decreased sales, as previously discussed, and the resulting greater loss from operations and from our equity in the loss of the Joint Venture.

Nine Months Ended December 31, 2014 and 2013

Sales. Net sales for the nine months ended December 31, 2014 were $7,109,344 compared to $9,940,194 for the comparable nine months in the prior fiscal year, a decrease of $2,830,850 (28.5%). The primary reasons for the reduction in net sales volumes is lower sales of smoke and carbon monoxide detectors during the period ended December 31, 2014 due to delays in the introduction of the Company’s new sealed product line.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 20.9% for the period ended December 31, 2014 and 27.0% for the period ended December 31, 2013. The decrease in gross profit margin was primarily due to sales promotions offered in the current quarter targeted at a large, high volume customer resulting in increases sales of lower gross margin products.

Expenses. Research and development expenses were $572,597 for the nine months ended December 31, 2014 compared to $367,529 for the comparable period of the prior year, an increase of $205,068 (55.8%). The primary reason for the increase is the increase in the cost of consultants and the timing of services rendered by independent testing facilities.

Selling, general and administrative expenses were $3,299,019 at December 31, 2014 compared to $3,198,561 for the comparable nine months in the prior year. As a percentage of sales, these expenses were 46.5% for the nine month period ended December 31, 2014 and 32.2% for the comparable 2013 period. The primary reason for the increase in the amount of these expenses as a percentage of sales is fixed expenses that do not decrease directly with decreased sales, and the increase in the dollar amount is primarily due to increased professional fees.

Interest Income. Our interest income, net of interest expense was $22,951 for the nine months ended December 31, 2014, compared to net interest income of $17,674 for the nine months ended December 31, 2013. Net interest income is dependent upon the cash balance held in an interest bearing account with our factor.

Income Taxes. During the nine months ended December 31, 2013, the Company recorded an income tax expense of $2,310,835. The increased tax expense for the 2013 period is due to the non-cash charge taken in the quarter ended September 30, 2013 to establish a full valuation allowance on its deferred tax assets.

Net Loss. We reported a net loss of $2,696,795 for the nine months ended December 31, 2014 compared to a net loss of $2,945,939 for the corresponding period of the prior fiscal year, a decrease in the loss of $249,144 (8.5%). The primary reason for the decrease in net loss is that the loss in the prior fiscal year included a non-cash charge to provide an allowance for unrealizable deferred tax assets. The reported net loss reflects decreased sales, as previously discussed, caused by the delay in the introduction of the Company’s new sealed battery product line, and the resulting greater loss from operations and from our equity in the loss of the Joint Venture.

Financial Condition and Liquidity

At December 31, 2014, the Company has a Factoring Agreement with CIT Group, Inc. (CIT) which supplies both short-term borrowings and letters of credit to finance foreign inventory purchases. Based on specified percentages of accounts receivable, inventory and letter of credit commitments, as of December 31, 2014 we had a maximum borrowing availability of $1,000,000 under the Factoring Agreement. The interest rate under the Factoring Agreement on the uncollected factored accounts receivable and any additional borrowings is equal to the prime rate of interest charged by our lender. At December 31, 2014, the prime rate was 3.25%. Borrowings are collateralized by all of our accounts receivable and inventory.

Subsequent to December 31, 2014, on January 15, 2015, the Company entered into an expanded financing and discount factoring agreement with Merchant Factors Corporation (Merchant) for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. The agreement replaces the financing and factoring agreement with CIT which was terminated on the same date. In accordance with the provisions of the Discount Factoring Agreement with Merchant, the Company may take, advances equal to eighty percent (80%) of the factored trade accounts receivable balance less applicable factoring commissions, and may borrow up to fifty percent (50%) of eligible inventories subject to a borrowing limitation on inventory of $1,000,000. Advances on factored trade accounts receivable and borrowing on inventories are secured by all of the Company’s trade accounts receivable and inventories, and bear interest at the prime commercial rate of interest, as published, plus two percent (Prime plus 2%). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

The Company is monitoring its liquidity and working capital position in light of continued operating losses, and decreases in its cash and working capital position over the past four fiscal years of operations. In addition to the expanded factoring agreement with Merchant, the Company believes that its cash position can be improved by a combination of reductions in inventory and by lowing expenses. The Company believes it should return to profitability with the completion of its line of new sealed battery alarms, beginning in the second half of the fiscal year ending March 31, 2016. In addition, the Company is prepared to initiate changes in its operations, if needed, to reduce its operating costs while maintaining its current level of customer service. The Company believes that cash on hand and the Company’s expanded Merchant credit facility will provide sufficient resources to meet the Company’s requirements for liquidity and adequate capital resources in order to continue operating our business for at least the next twelve months.

However, there are potential risks, including that the Company’s revenues may not reach levels required to return to profitability, costs may exceed the Company’s estimates, or the Company’s working capital needs may be greater than anticipated. Any of these factors may change the Company’s expectation of cash usage in the remainder of the fiscal year ending 2015, and beyond, or may significantly affect the Company’s level of liquidity.

Our factored accounts receivable as of the end of March 31, 2014 was $1,397,951, and was $782,056 as of December 31, 2014. Our prepaid expense as of March 31, 2014 was $406,012, and was $233,777 as of December 31, 2014.

Operating activities used cash of $668,966 for the nine months ended December 31, 2014. This was primarily due to a decrease in inventories and prepaid expenses of $658,774, a decrease in trade accounts receivable and amounts due from factor of $757,136, and offset by an increase in accounts payable and accrued expenses of $241,455, and a loss from operations of $2,696,795. For the same period last year, operating activities used cash of $996,956, primarily as a result of increases in inventory and prepaid expenses and an increase in accounts payable and accrued expenses. Investing activities provided cash of $475,930 during the nine months ended December 31, 2013, which is comprised of dividends received from our Joint Venture. No dividends have been paid by the Joint Venture during the nine months ended December 31, 2014. No cash was provided by or used by financing activities during the nine months ended December 31, 2014 or 2013.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three and nine months ended December 31, 2014 were $3,987,903 and $12,508,403 respectively, compared to $3,661,251 and $16,424,133, respectively, for the comparable periods in the prior fiscal year. The 8.9% increase in net sales by the Joint Venture for the three month period is due to the timing of orders by the Company to acquire certain of the initial sealed battery units for inventory. The 23.8% decrease in net sales by the Joint Venture for the nine month period is due to lower volumes of sales to the Company due to the delay in the introduction of the Company’s new sealed product line and also due to lower sales to unaffiliated customers primarily in Europe.

Gross Margins. Gross margins of the Joint Venture for the three month period ended December 31, 2014 increased to 21.0% from 16.4% for the 2013 corresponding period. For the nine month period ended December 31, 2014, gross margins were 21.4% compared to 26.1% for the same period of the prior year. Gross margins are impacted negatively by manufacturing costs that do not increase of decline in direct proportion with increases or declines in overall sales. In addition gross margins depend on sales volume of various products, with varying margins, decreased sales of higher margin products and increased sales of lower margin products affect the overall gross margins.

Expenses. Selling, general and administrative expenses were $1,255,558 and $3,664,793, respectively, for the three and nine month periods ended December 31, 2014, compared to $1,368,525 and $4,050,057 in the prior year’s respective periods. As a percentage of sales, expenses were 31.5% and 29.3% for the three and nine month periods ended December 31, 2014, compared to 37.4% and 24.7% for the three and nine month periods ended December 31, 2013. The changes in selling, general and administrative expense as a percent of sales for the three and nine month periods were primarily due to efforts to lower these costs in response to lower sales.

Interest Income and Expense. Interest income on assets held for investment was $138,426 and $392,305 respectively, for the three and nine month periods ended December 31, 2014, compared to interest income of $132,548 and $380,634, respectively, for the prior year’s periods. Interest income is dependent on the average balance of assets held for investment.

Net Loss. Net loss for the three and nine months ended December 31, 2014 was $337,984 and $832,838, respectively, compared to a loss of $531,125 and earnings of $633,945, respectively, in the comparable periods last year. The 36.4% decrease in net loss by the Joint Venture for the three month period is due to an increase in sales, increased gross profit margin, and a decrease in selling, general and administrative expense as discussed in the appropriate paragraphs above. The 231.2% increase in net loss for the nine month period is due primarily to decreased sales volume as noted above.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the nine months ended December 31, 2014, working capital decreased by $1,862,167 from $9,284,130 on March 31, 2014 to $7,421,963 on December 31, 2014.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to the Amount Due from Factor has been provided. An allowance of $57,000 has been provided for uncollectible trade accounts receivable as of December 31, 2014 and 2013.

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

We maintain a system of disclosure controls and procedures (as such item is defined in Rules 13a-15(e) and 15d-15(c) of the Exchange Act) that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and have concluded that due to the material weakness in our internal control over financial reporting, as noted below, our disclosure controls and procedures were not effective as of December 31, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As described in our Annual Report on Form 10-K for our fiscal year ended March 31, 2014, our management determined that our processes, procedures and controls related to financial reporting were not effective as a result of material weaknesses identified. The material weaknesses were identified in connection with our assessment of the effectiveness of internal control over financial reporting as of March 31, 2014, and as of December 31, 2014 had not determined to have been remediated. With the oversight of the audit committee of our board of directors, we have since taken steps and plan to take additional measures to remediate the underlying causes of the material weakness described above.

Notwithstanding the identified material weakness described above, management believes that the financial statements and other financial information included in this report present fairly in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.4	Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.5	Amendment, dated December 22, 2009, to Amended and Restated Factoring Agreement between the Registrant and CIT dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2010, file No. 1-31747)
10.6	Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)
10.7	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.8	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.9	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747) , by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated February 17, 2015*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, December 31, 2014 and March 31, 2014, (ii) Condensed Consolidated Statements of Earnings for the three months ended December 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: February 17, 2015	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer

