Form 10-Q/A
period 2014-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2015-08-25
CIK 102109

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

The Registrant hereby amends Part 1 Items 1, 2 and 4 of its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, which was filed with the Commission on November 19, 2014. The purpose of the amendment is to correct our reported results of operations and those of the Registrant’s 50%-owned Hong Kong Joint Venture (HKJV) as shown in the Registrant’s financial statements and notes thereto, and Management’s Discussion and Analysis included in the Report. The Company increased its equity in the loss of the HKJV for the three month and six month periods ended September 30, 2014 by $158,052 and reduced its investment in the HKJV by $158,052 at September 30, 2014. The net loss per share for the three and six month periods ended September 30, 2014 increased from $0.41 to $0.48 and from $0.73 to $0.80, respectively.

Except as described above, no other amendments are being made to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2014. This Form 10-Q/A does not reflect events occurring after the November 19, 2014 filing of our Quarterly Report on Form 10-Q or modify or update the disclosures contained in the Quarterly Report in any way other than required to include such conformed information as described above.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	March 31, 2014
	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,788,927	$2,050,993
Accounts receivable:
Trade less allowance for doubtful accounts	298,338	686,228
Receivable from employees	65,244	67,583
Receivable from Hong Kong Joint Venture	134,253	137,360
	497,835	891,171

Amount due from factor	1,122,482	1,397,951
Inventories	2,841,982	4,194,213
Prepaid expenses	382,137	406,012

TOTAL CURRENT ASSETS	7,633,363	8,940,340

INVESTMENT IN HONG KONG JOINT VENTURE	13,922,079	14,144,069
PROPERTY AND EQUIPMENT – NET	124,977	146,212
INTANGIBLE ASSET - NET	73,783	76,020
OTHER ASSETS	38,134	38,134

TOTAL ASSETS	$21,792,336	$23,344,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$778,295	$606,314
Due to Hong Kong Joint Venture	-	28,681
Accrued liabilities:
Payroll and employee benefits	81,710	78,054
Commissions and other	210,540	72,512

TOTAL CURRENT LIABILITIES	1,070,545	785,561

Long-term obligation – other	25,000	25,000

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at September 30,2014 and March 31, 2014, respectively	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Retained earnings	6,580,003	8,435,116
Accumulated other comprehensive income	1,207,818	1,190,128
TOTAL SHAREHOLDERS’ EQUITY	20,696,791	22,534,214
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,792,336	$23,344,775

The accompanying notes are an integral part of these condensed consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2014	2013
	(Restated)
Net sales	$2,223,943	$3,195,611
Cost of goods sold – acquired from Joint Venture	1,601,148	1,974,681
Cost of goods sold – other	129,279	411,775

GROSS PROFIT	493,516	809,155

Research and development expense	259,982	94,508
Selling, general and administrative expense	1,119,244	1,031,746

Operating loss	(885,710)	(317,099)

Other income:
Interest income and other	9,348	5,403

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(876,362)	(311,696)
Equity in (loss) earnings of Joint Venture	(235,902)	232,379

Loss from operations before income taxes	(1,112,264)	(79,317)

Provision for income tax expense	-	2,479,901

NET LOSS	$(1,112,264)	$(2,559,218)

Loss per share:
Basic	(0.48)	(1.12)
Diluted	(0.48)	(1.12)
Shares used in computing net loss per share:
Basic	2,312,887	2,287,887
Diluted	2,312,887	2,287,887

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended September 30,
	2014	2013
	(Restated)
Net sales	$4,738,328	$6,201,280
Cost of goods sold - acquired from Joint Venture	3,312,147	4,132,093
Cost of goods – other	321,177	510,708

GROSS PROFIT	1,105,004	1,558,479

Research and development expense	421,946	221,144
Selling, general and administrative expense	2,306,735	2,121,490

Operating loss	(1,623,677)	(784,155)

Other income :
Interest income and other	16,993	11,822

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(1,606,684)	(772,333)

Equity in (loss) earnings of Joint Venture	(248,429)	504,420

Loss from operations before income taxes	(1,855,113)	(267,913)

Provision for income tax expense	-	2,310,835

NET LOSS	$(1,855,113)	$(2,578,748)

Loss per share:
Basic	(0.80)	(1.13)
Diluted	(0.80)	(1.13)
Shares used in computing net loss per share:
Basic	2,312,887	2,287,887
Diluted	2,312,887	2,287,887

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2014	2013	2014	2013
	(Restated)		(Restated)
NET LOSS	$(1,112,264)	$(2,559,218)	$(1,855,113)	$(2,578,748)

Other Comprehensive Income (Loss)
Company’s portion of Hong Kong Joint Venture’s other comprehensive income (loss):
Currency translation	6,312	(8,485)	(20,396)	(15,330)
Investment securities	(27,490)	46,353	38,086	(127,742)
Total Comprehensive Income (Loss)	(21,178)	37,868	17,690	(143,072)
COMPREHENSIVE LOSS	$(1,133,442)	$(2,521,350)	$(1,837,423)	$(2,721,820)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2014	2013
	(Restated)
OPERATING ACTIVITIES
Net loss	$(1,855,113)	$(2,578,748)
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in deferred taxes	-	2,310,835
Depreciation and amortization	23,472	20,319
Stock base compensation	-	44,468
Loss (earnings) of the Joint Venture	248,429	(504,420)
Changes in operating assets and liabilities:
Decrease in accounts receivable and amounts due from factor	668,805	639,170
Decrease (Increase) in inventories and prepaid expenses	1,367,357	(1,465,059)
Increase (Decrease) in accounts payable and accrued expenses	284,984	(145,693)

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	737,934	(1,679,128)

INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Dividends received from Joint Venture	-	257,638

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	257,638

NET INCREASE (DECREASE) IN CASH	737,934	(1,421,490)

Cash at beginning of period	2,050,993	2,438,892

CASH AT END OF PERIOD	$2,788,927	$1,017,402

SUPPLEMENTAL INFORMATION:
Interest paid	-	-
Income taxes	-	-

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

Restatement of Previously Issued Financial Statements

Certain amounts appearing in the condensed consolidated financial statements as of September 30, 2014 and for the three and six month periods then ended have been restated to correct an error related to the recording of inventories and related cost of goods sold and accounts payable due to cut-off errors within the operations of the Company’s 50% owned Hong Kong Joint Venture. Those errors impacted the Company’s reported Investment in the Hong Kong Joint Venture and Equity in Loss of Joint Venture. The following is a summary of the financial statement line items affected by the restatement.

	Three months ended September 30,
	2014 As Previously Stated	Adjustment	2014 (Restated)
Equity in (loss) earnings of Joint Venture	$(77,850)	$(158,052)	$(235,902)
Net Loss	(954,212)	(158,052)	(1,112,264)
Comprehensive Loss	(975,390)	(158,052)	(1,133,442)
Investment in Hong Kong Joint Venture	14,080,131	(158,052)	13,922,079
Total assets	21,950,388	(158,052)	21,792,336
Retained earnings	6,738,055	(158,052)	6,580,003
Total shareholders’ equity	20,854,843	(158,052)	20,696,791
Total liabilities and shareholders’ equity	21,950,388	(158,052)	21,792,336

	Six months ended September 30,
	2014 As Previously Stated	Adjustment	2014 (Restated)
Equity in (loss) earnings of Joint Venture	$(90,377)	$(158,052)	$(248,429)
Net Loss	(1,697,061)	(158,052)	(1,855,113)
Comprehensive Loss	(1,679,371)	(158,052)	(1,837,423)

The correction to the net loss per share for the three and six month periods ended September 30, 2014 resulted in an increase from $0.41 to $0.48 and from $0.73 to $0.80, respectively.

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

	2014 As Previously Stated	Adjusted	2014 (Restated)	2013
Net sales	$8,520,500	$0	$8,520,500	$12,762,882
Gross profit	1,841,037	(363,734)	1,477,303	3,681,014
Net (Loss) income	(494,8954)	(363,734)	(858,588)	1,165,070
Total current assets	17,222,188	0	17,222,188	15,019,984
Total assets	34,811,711	0	34,811,711	35,206,745
Total current liabilities	7,084,981	(363,734)	7,448,715	4,925,122
Total liabilities	7,084,981	(363,734)	7,448,715	4,930,901

During the six months ended September 30, 2014 and 2013 the Company purchased $2,424,356 and $4,326,557, respectively, of products directly from the Hong Kong Joint Venture for resale. For the six month periods ended September 30, 2014 and 2013 the Company has adjusted its earnings of the Joint Venture to reflect a decrease of $180,865 and an increase of $145,041, respectively, to eliminate inter-Company profit on purchases held by the Company in inventory.

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

overview

Certain amounts appearing in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the condensed consolidated financial statements as of September 30, 2014 and for the three and six month periods then ended have been restated to correct an error related to the recording of inventories and related cost of goods sold and accounts payable within the operations of the Company’s 50% owned Hong Kong Joint Venture as more fully descripted in the footnotes to the consolidated financial statements.

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

Income Taxes. During the quarter ended September 30, 2013, the Company recorded an income tax expense of $2,479,901 representing a non-cash charge of $2,479,901 to provide an allowance against the Company’s deferred tax asset. The Company recorded this charge due to insufficient projected taxable income to use the deferred tax asset credits as an offset in accordance with accounting guidance.

Net Loss. We reported a net loss of $1,112,264 for the quarter ended September 30, 2014, compared to a net loss of $2,559,218 for the corresponding quarter of the prior fiscal year, a $1,446,954 (56.5%) decrease in the loss. The primary reason for the decrease in net loss is the non-cash charge to provide an allowance for unrealizable deferred tax assets recorded in the comparable quarter of the prior year. The reported net loss reflects decreased sales, as previously discussed, caused by the delay in the introduction of the Company’s new sealed battery product line, and the resulting greater loss from operations.

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

Net Loss. We reported a net loss of $1,855,113 for the six months ended September 30, 2014 compared to a net loss of $2,578,748 for the corresponding period of the prior fiscal year, a decrease in the loss of $723,635 (28.1%). The primary reason for the decrease in net loss is the non-cash charge to provide an allowance for unrealizable deferred tax assets recorded in the comparable quarter of the prior year. The reported net loss reflects decreased sales, as previously discussed, caused by the delay in the introduction of the Company’s new sealed battery product line, and the resulting greater loss from operations.

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

Operating activities provided cash of $737,934 for the six months ended September 30, 2014. This was primarily due to a decrease in inventories and prepaid expenses of $1,367,357, a decrease in trade accounts receivable and amounts due from factor of $668,805, and an increase in accounts payable and accrued expenses of $284,984, offset by a loss from operations of $1,855,113. For the same period last year, operating activities used cash of $1,679,128, primarily as a result of increases in inventory and prepaid expenses and an increase in accounts payable and accrued expenses of $1,465,059.

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

Gross Margins. Gross margins of the Joint Venture for the three month period ended September 30, 2014 decreased to 11.1% from 28.7% for the 2013 corresponding period. For the six month period ended September 30, 2014, gross margins were 17.3% compared to 28.8% for the same period of the prior year. Gross margins are impacted negatively by manufacturing costs that do not decline in direct proportion with declines in overall sales. In addition gross margins depend on sales volume of various products, with varying margins, decreased sales of higher margin products and increased sales of lower margin products affect the overall gross margins.

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

Net Loss. Net loss for the three and six months ended September 30, 2014 was $737,382 and $858,588, respectively, compared to earnings of $637,992 and $1,165,070, respectively, in the comparable periods last year. The 215.6% and 173.7% respective decreases in net income for the three and six month periods were due primarily to decreased sales volume as noted above and included currency losses of $109,669 for the three month period ended September 30, 2014 and currency losses net of currency gains of $89,820 for the six month period then ended.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the six months ended September 30, 2014, working capital increased by $489,343 from $9,284,130 on March 31, 2014 to $9,773,473 on September 30, 2014.

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

We maintain a system of disclosure controls and procedures (as such item is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and have concluded that disclosure controls and procedures were not effective. Material weaknesses arose in our accounting for our equity method investment in the Hong Kong Joint Venture (HKJV) and in HKJV’s accounting function. Under the terms of the Joint Venture Agreement, the Company does not have operating control over the daily operations of the HKJV. The Company has discussed these weaknesses with the audit committee and with management of the HKJV and will monitor implementation of suggested improvements. In addition, for the fiscal year ended March 31, 2014 material weaknesses arose at the Company in the application of revenue recognition procedures on certain sales to a single customer with a right of return provision and a material weakness was noted in the cut-off of inventory in transit at the end of the fiscal year and in the application of overhead burden to inventory. These material weaknesses have not been remediated as of September 30, 2014. With the oversight of the audit committee of our board of directors, we have since taken steps and plan to take additional measures to remediate the underlying causes of the material weaknesses described above.

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

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.4	Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.5	Amendment, dated December 22, 2009, to Amended and Restated Factoring Agreement between the Registrant and CIT dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2010, file No. 1-31747)
10.6	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.7	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.8	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747) , by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated November 18, 2014
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, September 30, 2014 and March 31, 2014, (ii) Condensed Consolidated Statements of Earnings for the three months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: August 25, 2015	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer

