Form 10-Q/A
period 2014-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2015-08-25
CIK 102109

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

The Registrant hereby amends Part 1Items 1, 2 and 4 of its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014, which was filed with the Commission on February 17, 2015. The purpose of the amendment is to correct our reported results of operations and those of the Registrant’s 50%-owned Hong Kong Joint Venture (HKJV)as shown in the Registrant’s financial statements and notes thereto, and Management’s Discussion and Analysis included in the Report. The Company increased its equity in the loss of the HKJV for the three month and nine month periods ended December 31, 2014 by $101,638 and $259,690, respectively, and reduced its investment in the HKJV by $259,690 at December 31, 2014. The net loss per share for the three and nine month periods ended December 31, 2014 increased from $0.43 to $0.48 and from $1.17 to $1.28, respectively.

Except as described above, no other amendments are being made to the Company’s Quarterly Report on Form 10-Q filed on January 17, 2015. This Form 10-Q/A does not reflect events occurring after the January 17, 2015 filing of our Quarterly Report on Form 10-Q or modify or update the disclosures contained in the Quarterly Report in any way other than required to include such conformed information as described above.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2014	March 31, 2014
	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,382,027	$2,050,993
Accounts receivable:
Trade less allowance for doubtful accounts	482,444	686,228
Receivable from employees	67,102	67,583
Receivable from Joint Venture	200,384	137,360
	749,930	891,171

Amount due from factor	782,056	1,397,951
Inventories	3,707,674	4,194,213
Prepaid expenses	233,777	406,012

TOTAL CURRENT ASSETS	6,855,464	8,940,340

INVESTMENT IN JOINT VENTURE	13,563,757	14,144,069
PROPERTY AND EQUIPMENT – NET	114,572	146,212
INTANGIBLE ASSET - NET	72,665	76,020
OTHER ASSETS	38,134	38,134

TOTAL ASSETS	$20,644,592	$23,344,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$781,405	$606,314
Due to Joint Venture	21,198	28,681
Accrued liabilities:
Payroll and employee benefits	126,186	78,054
Commissions and other	98,227	72,512

TOTAL CURRENT LIABILITIES	1,027,016	785,561

Long-term obligation – other	25,000	25,000

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Retained earnings	5,478,631	8,435,116
Accumulated other comprehensive income	1,204,975	1,190,128
TOTAL SHAREHOLDERS’ EQUITY	19,592,576	22,534,214
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,644,592	$23,344,775

The accompanying notes are an integral part of these condensed consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2014	2013
	Restated
Net sales	$2,371,016	$3,738,914
Cost of goods sold – acquired from Joint Venture	1,726,909	2,603,231
Cost of goods sold – other	261,772	10,213

GROSS PROFIT	382,335	1,125,470

Research and development expense	150,651	146,385
Selling, general and administrative expense	992,284	1,077,071

Operating loss	(760,600)	(97,986)

Other income:
Interest income and other	5,958	5,852

LOSS BEFORE EQUITY IN LOSS OF JOINT VENTURE	(754,642)	(92,134)
Equity in loss of Joint Venture	(346,730)	(275,057)

Loss from operations before income taxes	(1,101,372)	(367,191)

Provision for income tax expense	-	-

NET LOSS	$(1,101,372)	$(367,191)

Loss per share:
Basic	(0.48)	(0.16)
Diluted	(0.48)	(0.16)
Shares used in computing net loss per share:
Basic	2,312,887	2,287,887
Diluted	2,312,887	2,287,887

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended December 31,
	2014	2013
	Restated
Net sales	$7,109,344	$9,940,194
Cost of goods sold - acquired from Joint Venture	5,039,056	6,735,324
Cost of goods – other	582,949	520,921

GROSS PROFIT	1,487,339	2,683,949

Research and development expense	572,597	367,529
Selling, general and administrative expense	3,299,019	3,198,561

Operating loss	(2,384,277)	(882,141)

Other income :
Interest income and other	22,951	17,674

LOSS BEFORE EQUITY IN (LOSS) EARNINGS OF JOINT VENTURE	(2,361,326)	(864,467)
Equity in (loss) earnings of Joint Venture	(595,159)	229,363

Loss from operations before income taxes	(2,956,485)	(635,104)

Provision for income tax expense	-	2,310,835

NET LOSS	$(2,956,485)	$(2,945,939)

Loss per share:
Basic	(1.28)	(1.29)
Diluted	(1.28)	(1.29)
Shares used in computing net loss per share:
Basic	2,312,887	2,287,887
Diluted	2,312,887	2,287,887

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2014	2013	2014	2013
	Restated		Restated
NET LOSS	$(1,101,372)	$(367,191)	$(2,956,485)	$(2,945,939)

Other Comprehensive Income (Loss)
Company’s portion of Joint Venture’s other comprehensive income (loss):
Currency translation	-	(21,250)	(20,396)	(36,580)
Investment securities	(2,843)	(12,891)	35,243	(140,633)
Total Comprehensive Income (Loss)	(2,843)	(34,141)	14,847	(177,213)
COMPREHENSIVE LOSS	$(1,104,215)	$(401,332)	$(2,941,638)	$(3,123,152)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2014	2013
	Restated
OPERATING ACTIVITIES
Net loss	$(2,956,485)	$(2,945,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in deferred taxes	-	2,310,835
Depreciation and amortization	34,995	30,458
Stock base compensation	-	55,585
Loss (earnings) of the Joint Venture	595,159	(229,363)
Changes in operating assets and liabilities:
Decrease in accounts receivable and amounts due from factor	757,136	128,081
Decrease (Increase) in inventories	486,539	(409,693)
Decrease in prepaid expenses	172,235	340,026
Increase (Decrease) in accounts payable and accrued expenses	241,455	(276,946)

NET CASH USED IN OPERATING ACTIVITIES	(668,966)	(996,956)

INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Dividends received from Joint Venture	-	475,930

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	475,930

NET DECREASE IN CASH	(668,966)	(521,026)

Cash at beginning of period	2,050,993	2,438,892

CASH AT END OF PERIOD	$1,382,027	$1,917,866

SUPPLEMENTAL INFORMATION:
Interest paid	-	-
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its majority owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. Except for the condensed consolidated balance sheet as of March 31, 2014, which was derived from audited financial statements, the accompanying condensed consolidated financial statements are unaudited. The interim condensed unaudited consolidated financial statements should be read in conjunction with the Company’s March 31, 2014 audited financial statements filed with the Securities and Exchange Commission on Form 10-K. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Restatement of Previously Issued Financial Statements

Certain amounts appearing in the condensed consolidated financial statements as of December 31, 2014 and for the three and nine month periods then ended have been restated to correct an error related to the recording of inventories and related cost of goods sold and accounts payable due to cut-off errors within the operations of the Company’s 50% owned Hong Kong Joint Venture. Those errors impacted the Company’s reported Investment in the Hong Kong Joint Venture and Equity in Loss of Joint Venture. . The following is a summary of the financial statement line items affected by the restatement.

	Three months ended December 31, 2014
	As Previously		2014
	Stated	Adjustment	(Restated)
Equity in loss of Joint Venture	$(245,092)	$(101,638)	$(346,730)
Net Loss	(999,734)	(101,638)	(1,101,372)
Comprehensive Loss	(1,002,577)	(101,638)	(1,104,215)
Investment in Hong Kong Joint Venture	13,823,447	(259,690)	13,563,757
Total assets	20,904,282	(259,690)	20,644,592
Retained earnings	5,738,321	(259,690)	5,478,631
Total shareholders’ equity	19,852,266	(259,690)	19,592,576
Total liabilities and shareholders’ equity	20,904,282	(259,690)	20,644,592

	Nine months ended December 31, 2014
	As Previously		2014
	Stated	Adjustment	(Restated)
Equity in (loss) earnings of Joint Venture	$(335,469)	$(259,690)	$(595,159)
Net Loss	(2,696,795)	(259,690)	(2,956,485)
Comprehensive Loss	(2,681,948)	(259,690)	(2,941,638)

The correction to the net loss per share for the three and nine month periods ended December 31, 2014 resulted in an increase from $0.43 to $0.48 and from $1.17 to $1.28, respectively.

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

	2014		2014	2013
	As Previously Stated	Adjustment	Restated
Net sales	$12,508,403	$0	$12,508,403	$16,424,133
Gross profit	2,678,840	(688,982)	1,989,858	4,283,152
Net (Loss) income	(832,838)	(688,982)	(1,521,820)	633,945
Total current assets	12,758,188	0	12,758,188	15,148,093
Total assets	32,804,224	0	32,804,224	35,368,407
Total current liabilities	5,336,225	(688,982)	6,025,207	6,005,538
Total liabilities	5,336,225	(688,982)	6,025,207	6,011,317

During the nine months ended December 31, 2014 and 2013 the Company purchased $4,844,335 and $6,122,297, respectively, of products directly from the Joint Venture for resale. For the nine month periods ended December 31, 2014 and 2013 the Company has adjusted its earnings of the Joint Venture to reflect an decrease of $165,751 and an increase of $154,536, respectively, to eliminate inter-Company profit on purchases held by the Company in inventory.

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

overview

Certain amounts appearing in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the condensed consolidated financial statements as of December 31, 2014 and for the three and nine month periods then ended have been restated to correct an error related to the recording of inventories and related cost of goods sold and accounts payable within the operations of the Company’s 50% owned Hong Kong Joint Venture as more fully descripted in the footnotes to the consolidated financial statements.

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

Net Loss. We reported a net loss of $1,101,372 for the quarter ended December 31, 2014, compared to a net loss of $367,191 for the corresponding quarter of the prior fiscal year, a $734,181 (200.0%) increase in the loss. The primary reason for the increase in net loss is lower sales of smoke and carbon monoxide detectors during the period ended December 31, 2014 due to delays in the introduction of the Company’s new sealed product line and losses reported by our Hong Kong Joint Venture. The reported net loss reflects decreased sales, as previously discussed, and the resulting greater loss from operations and from our equity in the loss of the Joint Venture.

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

Net Loss. We reported a net loss of $2,956,485 for the nine months ended December 31, 2014 compared to a net loss of $2,945,939 for the corresponding period of the prior fiscal year, an increase in the loss of $10,546 (0.4%). The primary reason for the decrease in net loss is that the loss in the prior fiscal year included a non-cash charge to provide an allowance for unrealizable deferred tax assets. The reported net loss reflects decreased sales, as previously discussed, caused by the delay in the introduction of the Company’s new sealed battery product line, and the resulting greater loss from operations and from our equity in the loss of the Joint Venture.

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

Operating activities used cash of $668,966 for the nine months ended December 31, 2014. This was primarily due to a decrease in inventories and prepaid expenses of $658,774, a decrease in trade accounts receivable and amounts due from factor of $757,136, and offset by an increase in accounts payable and accrued expenses of $241,455, and a loss from operations of $2,956,485. For the same period last year, operating activities used cash of $996,956, primarily as a result of increases in inventory and prepaid expenses and an increase in accounts payable and accrued expenses. Investing activities provided cash of $475,930 during the nine months ended December 31, 2013, which is comprised of dividends received from our Joint Venture. No dividends have been paid by the Joint Venture during the nine months ended December 31, 2014. No cash was provided by or used by financing activities during the nine months ended December 31, 2014 or 2013.

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

Gross Margins. Gross margins of the Joint Venture for the three month period ended December 31, 2014 decreased to 12.9% from 16.4% for the 2013 corresponding period. For the nine month period ended December 31, 2014, gross margins were 15.9% compared to 26.1% for the same period of the prior year. Gross margins are impacted negatively by manufacturing costs that do not increase of decline in direct proportion with increases or declines in overall sales. In addition gross margins depend on sales volume of various products, with varying margins, decreased sales of higher margin products and increased sales of lower margin products affect the overall gross margins.

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

Net Loss. Net loss for the three and nine months ended December 31, 2014 was $663,232 and $1,521,820, respectively, compared to a loss of $531,125 and earnings of $633,945, respectively, in the comparable periods last year. The 24.9% increase in net loss by the Joint Venture for the three month period is due to decreased gross profit margin, and partially offset by a decrease in selling, general and administrative expense as discussed in the appropriate paragraphs above. The 340.1% increase in net loss for the nine month period is due primarily to decreased sales volume, and lower gross profit margins as noted above.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the nine months ended December 31, 2014, working capital decreased by $2,551,149 from $9,284,130 on March 31, 2014 to $6,732,981 on December 31, 2014.

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

We maintain a system of disclosure controls and procedures (as such item is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and have concluded that disclosure controls and procedures were not effective. Material weaknesses arose in our accounting for our equity method investment in the Hong Kong Joint Venture (HKJV) and in HKJV’s accounting function. Under the terms of the Joint Venture Agreement, the Company does not have operating control over the daily operations of the HKJV. The Company has discussed these weaknesses with the audit committee and with management of the HKJV and will monitor implementation of suggested improvements. In addition, for the fiscal year ended March 31, 2014 material weaknesses arose at the Company in the application of revenue recognition procedures on certain sales to a single customer with a right of return provision and a material weakness was noted in the cut-off of inventory in transit at the end of the fiscal year and in the application of overhead burden to inventory. These material weaknesses have not been remediated as of December 31, 2014. With the oversight of the audit committee of our board of directors, we have since taken steps and plan to take additional measures to remediate the underlying causes of the material weaknesses described above.

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

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.4	Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.5	Amendment, dated December 22, 2009, to Amended and Restated Factoring Agreement between the Registrant and CIT dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2010, file No. 1-31747)
10.6	Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)
10.7	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.8	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.9	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747) , by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated February 17, 2015
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, December 31, 2014 and March 31, 2014, (ii) Condensed Consolidated Statements of Earnings for the three months ended December 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements*

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

