Form 10-K
period 2015-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2015-08-25
CIK 102109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2015 or

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from       to ________.

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

Large Accelerated Filer ☐ Accelerated Filer  ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the New York Stock Exchange (NYSE MKT LLC) on September 30, 2014, was $10,501,401.

The number of shares of common stock outstanding as of June 15, 2015 was 2,312,887.

documents incorporated by reference

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2015 Annual Meeting of Shareholders.

UNIVERSAL SECURITY INSTRUMENTS, INC.

2015 ANNUAL REPORT ON FORM 10-K

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

In 1989 we formed Eyston Company Limited, a limited liability company under the laws of Hong Kong, as a joint venture with a Hong Kong-based partner, to manufacture various products in the Peoples Republic of China (the “Hong Kong Joint Venture”). We currently own a 50% interest in the Hong Kong Joint Venture and are a significant customer of the Hong Kong Joint Venture (41.8% and 38.9% of its sales during fiscal 2015 and 2014 respectively), with the balance of its sales made to unrelated customers worldwide. We import all of our products from foreign suppliers. For the fiscal year ended March 31, 2015, approximately 87.3% of our purchases were imported from the Hong Kong Joint Venture.

Our sales for the year ended March 31, 2015 were $9,891,554 compared to $12,577,127 for the year ended March 31, 2014. We reported a net loss of $3,704,985 in fiscal 2015 compared to a net loss of $4,450,244 in fiscal 2014, a decrease in net loss of $745,259 (16.7%). The decrease in the net loss is primarily due to a non-cash charge of $2,310,835 included in the operating results of the fiscal year ended March 31, 2014 that established an allowance for unrealizable deferred tax assets offset by an approximate $969,000 increase in equity in loss of the Hong Kong Joint Venture and lower gross profit due to the decline in sales as mentioned above.

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

Our line of smoke alarms consists of battery powered, ten year sealed battery powered, electrical and electrical with battery backup alarms. Our products contain different types of batteries with different battery lives, and some with alarm silencers. The smoke alarms marketed to the electrical distribution trade also include hearing impaired and heat alarms with a variety of features. We also market carbon monoxide alarms, door chimes and ventilation products.

Over the past six fiscal years we developed new smoke, carbon monoxide, and natural gas detection technologies which we consider the “next generation” of our safety products, and we have applied for thirteen patents on these new technologies and features. In addition, we have developed a line of sealed battery alarms utilizing our next generation technologies. Most of our new technologies and features have been trademarked under the trade name IoPhic®. To date we have been granted ten patents (including six for the new technologies and features), and we are currently awaiting notification from the U.S. Patent Office regarding the remaining patent applications.

We also submitted each of our new products for independent testing agency approval, and have introduced products into the marketplace as approvals were received. This process began during the fourth quarter of our 2010 fiscal year and continues with the development and testing of our sealed battery alarms. Currently, we have received independent testing agency approvals on certain sealed battery products and we are awaiting approval of additional models of our sealed battery products before our entire line of new products will have been introduced to the market by the end of our fiscal year ending March 31, 2016.

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

A significant portion of our sales are made by approximately 45 independent sales organizations, compensated by commission, which represents approximately 230 sales representatives, some of which have warehouses where USI Electric products are maintained for sale. In addition, the Company has established a national distribution system with nine regional stocking warehouses throughout the United States which generally enables customers to receive their orders the next day without paying for overnight freight charges. Our agreements with these sales organizations are generally cancelable by either party upon 30 days’ notice. We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business. Sales are also made directly by the officers and full-time employees of the Company and our USI Electric subsidiary, seven of whom have other responsibilities for the Company. Sales outside the United States are made by our officers and through exporters, and amounted to approximately 9.9% in fiscal 2015 and 17.5% of total net sales in fiscal 2014.

We also market our products through our website and through our own sales catalogs and brochures, which are mailed directly to trade customers. Our customers, in turn, may advertise our products in their own catalogs and brochures and in their ads in newspapers and other media. We also exhibit and sell our products at various trade shows, including the annual National Hardware Show.

Our backlog of orders as of March 31, 2015 was approximately $231,000. Our backlog as of March 31, 2014 was approximately $691,873. This decrease in backlog is primarily due to the timing of orders of our safety products.

Hong Kong Joint Venture

We have a 50% interest in Eyston Company Limited, the Hong Kong Joint Venture, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of certain of our electronic and electrical products.

We believe that the Hong Kong Joint Venture arrangement will ensure a continuing source of supply for a majority of our safety products at competitive prices. During fiscal years 2015 and 2014, 87.3% and 92.4%, respectively, of our total inventory purchases were made from the Hong Kong Joint Venture. The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms. Negative changes in economic and political conditions in China or any other adversity to the Hong Kong Joint Venture will unfavorably affect the value of our investment in the Hong Kong Joint Venture and would have a material adverse effect on the Company’s ability to purchase products for distribution.

Our purchases from the Hong Kong Joint Venture represented approximately 41.8% of the Hong Kong Joint Venture’s total sales during fiscal 2015 and 38.9% of total sales during fiscal 2014, with the balance of the Hong Kong Joint Venture’s sales being primarily made in Europe and Australia, to unrelated customers. The Hong Kong Joint Venture’s sales to unrelated customers were $9,162,424 in fiscal 2015 and $11,644,850 in fiscal 2014. Please see Note D of the Financial Statements, management’s discussion and analysis, and the financial statements of the Hong Kong Joint Venture included with this filing for a comparison of annual sales and earnings of the Hong Kong Joint Venture.

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

Competition

In fiscal years 2015 and 2014, sales of safety products accounted for substantially all of our total sales. In the sale of smoke alarms and carbon monoxide alarms, we compete in all of our markets with First Alert and Walter Kidde Portable Equipment, Inc. These companies have greater financial resources and financial strength than we have. We believe that our safety products compete favorably in the market primarily on the basis of styling, features and pricing.

The safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Employees

As of March 31, 2015, we had 15 employees, 12 of whom are engaged in administration and sales, and the balance of whom are engaged in product development. Our employees are not unionized, and we believe that our relations with our employees are satisfactory.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.         PROPERTIES

Effective January 2009, we entered into a ten year operating lease for a 12,000 square foot office and warehouse located in Baltimore County, Maryland. In June 2009, we amended this lease to include an additional 3,000 square feet of warehouse space contiguous to our existing warehouse in Baltimore County, Maryland. Monthly rental expense, with common area maintenance, currently approximates $12,170 and increases 3% per year.

Effective March 2003, we entered into an operating lease for an approximately 2,600 square foot office in Naperville, Illinois. This lease was renewed in March 2015 and increased to approximately 3,400 square feet and extends through February 2017. The monthly rental, with common area maintenance, approximated $3,457 per month during the current fiscal year and increased to $5,113 upon renewal in March 2105 and is subject to increasing rentals of 3% per year.

The Hong Kong Joint Venture currently operates an approximately 100,000 square foot manufacturing facility in the Guangdong province of Southern China and a 250,000 square-foot manufacturing facility in the Fujian province of Southern China. In addition, the Hong Kong Joint Venture has construction in progress related to an additional 126,000 square foot facility in southern China. The Hong Kong Joint Venture’s offices are leased pursuant to a five year lease with rental payments of approximately $18,000 per month.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

Harvey B. Grossblatt	68	President, Chief Operating Officer and Chief Executive Officer

James B. Huff	63	Chief Financial Officer, Secretary and Treasurer

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

Market for Common Stock

Our common stock, $.01 par value (the “Common Stock”) trades on the NYSE MKT LLC exchange, under the symbol UUU. As of August 6, 2015, there were 219 record holders of the Common Stock. The closing price for the Common Stock on that date was $6.40. We have not paid any cash dividends on our common stock, and it is our present intention to retain all earnings for use in future operations. The following table sets forth the high and low prices for the Common Stock for each full quarterly period during the fiscal years indicated.

Fiscal Year Ended March 31, 2015
First Quarter	High	$4.65
	Low	$4.11

Second Quarter	High	$4.75
	Low	$3.58

Third Quarter	High	$6.45
	Low	$4.49

Fourth Quarter	High	$6.54
	Low	$4.95

Fiscal Year Ended March 31, 2014
First Quarter	High	$5.40
	Low	$4.13

Second Quarter	High	$5.00
	Low	$4.03

Third Quarter	High	$5.00
	Low	$4.25

Fourth Quarter	High	$4.99
	Low	$4.15

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50% owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results, and report the financial results of the Hong Kong Joint Venture that is accounted for using the equity method. Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2015 and 2014 relate to the operational results of the Company and its consolidated subsidiaries only and includes the Company’s equity share of earnings in the Hong Kong Joint Venture. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Hong Kong Joint Venture.”

While we believe that our overall sales are likely affected by the current global economic situation, we believe that we are specifically negatively impacted by the severe downturn in the U.S. housing market. As stated elsewhere in this report, our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies); every downturn in new home construction and new home sales negatively impacts sales by our USI Electric subsidiary. Our operating results for the current fiscal years ended March 31, 2015 and 2014 continue to be significantly impacted by the economic downturn of the U.S. housing market. We anticipate that when and as the housing market recovers, sales by our USI Electric subsidiary will improve, as well.

We further believe that our fiscal 2015 retail sales were impacted by the movement of the smoke and carbon monoxide alarm retail markets toward ten-year sealed alarms to comply with new laws passed in several states, including California and New York. In May 2014, the Company previewed eleven new sealed smoke and carbon monoxide alarms at the International Hardware Show in Las Vegas, and the Company believes that prospective customers’ responses were very positive. The Company believes that based on projected sales of the new sealed units, the Company will begin to return to profitability after the complete line of sealed units is available for sale later this fiscal year.

Comparison of Results of Operations for the Years Ended March 31, 2015 and 2014

Sales. In fiscal year 2015, our net sales are $9,891,554 compared to sales in the prior year of $12,577,127, a decrease of $2,685,573 (21.4%). Our lower sales are primarily attributable to delays in engineering and independent approvals causing delays in the introduction of the Company’s new sealed battery alarms.

Gross Profit. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin for the fiscal year ended March 31, 2015 was 23.5% compared to 22.6% in fiscal 2014. The increase in 2015 gross margin is attributed the mix of products sold that includes a higher percentage of the Company’s new products that generally have higher margins.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased from $4,251,274 in fiscal 2014 to $4,175,584 in fiscal 2015. As a percentage of net sales, these expenses were 42.2% for the fiscal year ended March 31, 2015 and 33.8% for the prior fiscal year. The decrease in dollars primarily reflects a lower costs associated with lower sales, and the increase as a percentage is due to the fixed nature of certain selling, general and administrative expenses.

Research and Development. Research and development expense for the fiscal year ended March 31, 2015 was $776,778, of which approximately $600,000 was for new product development. Research and development expense for the fiscal year ended March 31, 2014 was $592,488, of which approximately $450,000 was for new product development. The increase in overall research and development expense for the 2015 period compared to the 2014 period was due to the cost of independent testing of additional new products in development.

Interest Income and Other Income. Interest income for the fiscal year ended March 31, 2015 consisted of interest earned on cash deposits with our factor. During the fiscal years ended March 31, 2015 and 2014, we earned interest of $22,826 and $23,316, respectively from these deposits.

Interest Expense. During the fiscal years ended March 31, 2015 and 2014, we incurred no interest expense.

Income Taxes. For the fiscal years ended March 31, 2015 and 2014, our statutory Federal rate of tax is 34.0%. The rate of tax indicated by the provision for income tax expense as shown on the Consolidated Statements of Operations for the March 31, 2015 and 2014 varies from the expected statutory rate. Footnote H to the financial statements provides a reconciliation between the amount of tax that would be expected at statutory rates and the amount of tax expense or benefit provided at the effective rate of tax for each fiscal period.

For the fiscal year ended March 31, 2015 and 2014, we generated net operating loss carryovers to offset future federal and state taxable income of approximately $2,497,000 and $1,430,000, respectively. At March 31, 2015 and 2014, we had net operating loss carryovers of approximately $6,370,000 and $3,687,000, respectively. The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided whenever it is more likely than not that a deferred tax asset will not be realized. Accordingly, the Company has a full valuation allowance of $3,727,908 and $3,120,203 on its deferred tax asset at March 31, 2015 and 2014, respectively, to recognize that certain tax credits expiring in future fiscal years are not likely to be realized. See “Critical Accounting Policies” below for further discussion regarding the need to reserve the previously established deferred tax assets.

Net Loss. We reported a net loss of $3,704,985 for the fiscal year 2015, compared to a net loss of $4,450,244 for fiscal 2014, a $745,259 (16.7%) decrease in net loss. The decrease in the net loss is primarily due to a non-cash charge of $2,310,835 included in the operating results of the fiscal year ended March 31, 2014 that established an allowance for unrealizable deferred tax assets.

Our equity in the loss of the Hong Kong Joint Venture increased to $1,128,559 in fiscal 2015 from a loss of $159,947 in fiscal 2014, a $968,612 (605.6%) increase in the loss.

Financial Condition, Liquidity and Capital Resources

For the fiscal year ended March 31, 2015, the Company reported losses from domestic operations in the amount of $2,601,426 on sales of $9,891,554. Furthermore, during the fiscal year ended March 31, 2015, working capital (computed as the excess of current assets over current liabilities) decreased by $2,543,227 from $8,154,779 on March 31, 2014, to $5,611,552 on March 31, 2015.

Our operating activities used cash of $1,369,660 for the year ended March 31, 2015 principally as a result of a loss from operations of $3,704,985. The operating loss was partially offset by the non-cash loss of the Hong Kong Joint Venture of $1,128,559 and decreases in accounts receivable and amounts due from factor of $554,699. Our operating activities used cash of $851,941 for the year ended March 31, 2014 principally as a result of a loss from operations of $4,450,244. The operating loss was partially offset by a non-cash allowance for unrealizable deferred income tax assets of $2,310,835, and decreases in accounts receivable and amounts due from factor of $630,310 and decreases in prepaid expenses of $192,672.

Our investing activities used cash of $631,906 during the fiscal year ended March 31, 2015 related to funds held by factor and provided $382,792 during fiscal 2014, principally as a result of cash distributions of the Hong Kong Joint Venture of $416,275.

Financing activities provided cash of $81,250 during the fiscal year ended March 31, 2014 as a result of the sale of common stock to an employee in exercise of a stock purchase option.

Management believes that sales by the Company and by our USI Electric subsidiary have been negatively impacted by the ongoing downturn in the U.S. housing market and delays in commencing sales of the Company’s new line of sealed smoke and carbon monoxide (CO) alarms. Management believes that with an improved housing market and sales of our new sealed products, the Company will start to return to profitability. The Company has completed and received approval of its complete line of sealed ionization models, and is continuing to develop its line of sealed photoelectric products that it expects to be completed later this fiscal year.

Our sealed products will compete on price and functionality when we introduce them to the market with similar products offered by our larger competitors. While we believe there will be market acceptance of our new products we cannot be assured of this. Should our products not achieve the level of acceptance we anticipate this will have a significant impact on our future operations, will cause a continued decline in our sales and potentially impact our ability to continue operating in our current fashion.

Our short-term borrowings to finance trade accounts receivable and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant Factors Corp. (Merchant). The Company previously reported that advances from the Company’s factor, were at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. Subsequent to that report, management has entered into discussions with Merchant to stipulate that Merchant will provide advances unless the Company is in default or the Company’s dilution percentage changes substantially. Management anticipates that our agreement with Merchant will be modified to reflect these changes but we are not certain Merchant will agree to such changes. In addition we have also secured 90 day payment terms on purchases of the new sealed battery products inventory, of $1,000,000 from our Hong Kong Joint Venture. This unsecured inventory financing bears interest at 3.25%, and provides for repayment terms of ninety days for each advance thereunder. The combined availability of these facilities totaled approximately $2,977,000 at March 31, 2015.

The Company’s recent history of operating losses, declining revenue, and over reliance on our credit line raises substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty. Our auditors have included an explanatory paragraph to this effect in their audit report. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s new line of sealed battery ionization smoke alarms and carbon monoxide products, decreasing expenses, and obtaining additional financing on its credit facility. Though no assurances can be given, if management’s plan is successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Management is in discussions with Merchant to amend the factoring agreement to provide access to working capital when needed. However no assurances can be given regarding management’s plan including the timing of sales, the reduction of expenditures, or the availability of financing under the facilities discussed above.

Hong Kong Joint Venture

The financial statements of the Hong Kong Joint Venture are included in this Form 10-K beginning on page JV-1. These financial statements are presented in accordance with International Financial Reporting Standards as issued by the International Financial Standards Board (IFRS) and there are no IFRS to US GAAP differences in the Hong Kong Joint Venture’s accounting policies.

In fiscal year 2015, sales of the Hong Kong Joint Venture were $15,753,815 compared to $19,054,691 in fiscal 2014. During the fiscal years ended March 31, 2015 and 2014, sales to the Company declined approximately $822,041 and $2,235,000, respectively due to decreased purchasing by the Company in line with decreased demand in the U.S. domestic market, and sales to unaffiliated customers declined approximately $2,484,441 and $744,000 respectively due to the European economic slowdown.

Net loss was $2,418,189 for fiscal year 2015 compared to a net loss of $437,940 for the fiscal year ended March 31, 2014. The increase in the net loss for fiscal 2015 was primarily due to lower sales to the Company and unaffiliated customers and higher costs for salaries and wages included in selling, general and administration expenses.

Gross margins of the Hong Kong Joint Venture for fiscal 2015 decreased to 15.3% from 23.3% in the prior fiscal year. The primary reason for the decrease is the increase in included labor in production costs.

Selling, general and administrative expenses of the Hong Kong Joint Venture for fiscal 2015 were $5,245,720, compared to $5,310,546 in the prior fiscal year. As a percentage of sales, these expenses were 33.3% and 27.9%, respectively, for the fiscal years ended March 31, 2015 and 2014.

Investment income and interest income, net of interest expense was $674,961 for fiscal year 2015, compared to $681,883 for fiscal year 2014.

Cash needs of the Hong Kong Joint Venture are currently met by cash on hand. During fiscal year 2015, working capital decreased from $9,287,873 on March 31, 2014 to $5,387,533 on March 31, 2015.

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

The Company follows ASC 740-10 that gives guidance to tax positions related to the recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.  Interest and penalties related to income tax matters are recorded as income tax expenses. The Company has recorded a long-term liability of $0 and $25,000 at March 31, 2015 and 2014, respectively, for an uncertain income tax position, tax penalties, and any imputed interest thereon. See Note F, Income Taxes.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as such item is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and have concluded that disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting as discussed below. Material weaknesses arose in our oversight of the accounting function of the Hong Kong Joint Venture (HKJV) that by virtue of the Hong Kong Joint Venture’s materiality to the Company extends the material weakness to our system of disclosure controls and procedures. Under the terms of the Joint Venture Agreement, the Company does not have operating control over the daily operations of the HKJV. The Company has discussed these weaknesses with management of the HKJV and will monitor implementation of suggested improvements. In addition, material weaknesses arose in our domestic operations in the reconciliation of account balances and period end cut-off procedures, as well as the application of period costs to the inventory as burden.

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

Our Chief Financial Officer, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2015 for the reasons described above. As noted above, material weaknesses related to our oversight of the internal controls and accounting functions of our domestic operations and our Hong Kong Joint Venture were identified.

Changes in Internal Control Over Financial Reporting

During the current fiscal year management remediated a material weakness noted in the prior year’s evaluation of the effectiveness of our internal control over financial reporting related to revenue recognition when a substantial right to return exists. The remediation involved additional procedures used to identify and track sales to a customer when that customer has a substantial right of return. Except for the remediation of the material weakness noted and the recognition of material weaknesses in our domestic operations in the reconciliation of account balances and period end cut-off procedures, as well as the application of period costs to the inventory as burden, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting except as discussed above.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements.

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)
10.4	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.5	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.6	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747) , by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 1-31747)
23.1	Consent of Grant Thornton LLP*
23.2	Consent of Grant Thornton LLP (Hong Kong)*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*

99.1	Press Release dated August 25, 2015*
101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the years ended March 31, 2015 and 2014; (iii) Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements*

*Filed herewith

(c)      Financial Statements Required by Regulation S-X.

Separate financial statements of the Hong Kong Joint Venture

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.

August 25, 2015	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey B. Grossblatt	President, Chief Executive Officer	August 25, 2015
Harvey B. Grossblatt	and Director

/s/ James B. Huff	Chief Financial Officer	August 25, 2015
James B. Huff	(principal financial officer and principal
accounting officer)

/s/ Cary Luskin	Director	August 25, 2015
Cary Luskin

/s/ Ronald A. Seff	Director	August 25, 2015
Ronald A. Seff

/s/ Ira Bormel	Director	August 25, 2015
Ira Bormel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Universal Security Instruments, Inc.

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. (a Maryland Corporation) and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Security Instruments, Inc. and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of operating losses and declining revenue, along with other matters as set forth in Note B – Financial Condition, Liquidity and Capital Resources” that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

McLean, Virginia	August 25, 2015

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31
	2015	2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$49,427	$2,050,993
Funds held by Factor	631,906	-
Accounts receivable:
Trade less allowance for doubtful accounts of approximately $57,000 at March 31, 2015 and 2014	381,254	686,228
Receivables from employees	53,990	67,583
Receivable from Hong Kong Joint Venture	135,768	137,360
	571,012	891,171

Amount due from factor	1,217,311	1,397,951
Inventories	3,852,182	4,194,213
Prepaid expenses	438,745	406,012

TOTAL CURRENT ASSETS	6,760,583	8,940,340

INVESTMENT IN HONG KONG JOINT VENTURE	12,943,280	14,002,270

PROPERTY AND EQUIPMENT – NET	104,618	146,212

INTANGIBLE ASSET - NET	71,547	76,020

OTHER ASSETS	26,000	38,134

TOTAL ASSETS	$19,906,028	$23,202,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable – trade	$668,846	606,314
Accounts payable - Hong Kong Joint Venture	299,985	28,681
Accrued liabilities:
Accrued payroll and employee benefits	69,180	78,054
Accrued commissions and other	111,020	72,512

TOTAL CURRENT LIABILITIES	1,149,031	785,561

Long-term obligation – other	-	25,000

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; 20,000,000 authorized, 2,312,887 shares outstanding at March 31, 2015 and 2014	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Retained earnings	4,588,332	8,293,317
Accumulated other comprehensive income	1,259,695	1,190,128
TOTAL SHAREHOLDERS’ EQUITY	18,756,997	22,392,415
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,906,028	$23,202,976

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31
	2015	2014

Net sales	$9,891,554	$12,577,127
Cost of goods sold – acquired from Joint Venture	6,616,789	9,008,944
Cost of goods sold - other	946,655	727,199

GROSS PROFIT	2,328,110	2,840,984

Research and development expense	776,778	592,488
Selling, general and administrative expense	4,175,584	4,251,274

Operating loss	(2,624,252)	(2,002,778)

Other income :
Interest and other	22,826	23,316

LOSS BEFORE EQUITY IN LOSS OF JOINT VENTURE	(2,601,426)	(1,979,462)
Equity in loss of Hong Kong Joint Venture	(1,128,559)	(159,947)

Loss from operations before income taxes	(3,729,985)	(2,139,409)

Income tax benefit (expense)	25,000	(2,310,835)

NET LOSS	$(3,704,985)	$(4,450,244)

Loss per share:
Basic	$(1.60)	$(1.94)
Diluted	$(1.60)	$(1.94)

Weighted average number of shares used in computing net loss per share:
Basic	2,312,887	2,290,010
Diluted	2,312,887	2,290,010

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	March 31
	2015	2014

NET LOSS	$(3,704,985)	$(4,450,244)

Other Comprehensive Income (Loss)
Company’s Portion of Hong Kong
Joint Venture’s Other Comprehensive
Income (Loss):
Currency translations	(53,289)	(44,678)
Unrealized gain (loss) on investment securities	122,856	(141,605)

Total Comprehensive Income (Loss)	69,567	(186,283)

COMPREHENSIVE LOSS	$(3,635,418)	$(4,636,527)

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Compre- hensive Income (Loss)	Total

Balance at April 1, 2013	2,287,887	$22,879	$12,749,256	$12,743,561	$1,376,410	$26,892,106

Stock based compensation	-	-	55,585	-		55,585

Currency translation	-	-	-	-	(44,678)	(44,678)

Investment securities	-	-	-	-	(141,604)	(141,604)

Exercise of stock options	25,000	250	81,000	-		81,250

Net loss	-	-	-	(4,450,244)	-	(4,450,244)

Balance at March 31, 2014	2,312,887	23,129	12,885,841	8,293,317	1,190,128	22,392,415

Currency translation					(53,289)	(53,289)

Investment securities					122,856	122,856

Net loss				(3,704,985)		(3,704,985)

Balance at March 31, 2015	2,312,887	$23,129	$12,885,841	$4,588,332	$1,259,695	$18,756,997

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES
Net loss	$(3,704,985)	$(4,450,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,067	43,943
Stock based compensation	-	55,585
Deferred income taxes (benefit) tax	(25,000)	2,310,835

Loss of the Hong Kong Joint Venture	1,128,559	159,947
Changes in operating assets and liabilities:
Decrease in accounts receivable and amounts due from factor	554,699	630,310
Decrease in inventories	288,131	147,439
(Increase) Decrease in prepaid expenses	(32,733)	192,672
Increase in accounts payable and accrued expenses	363,468	57,572
Decrease in other assets	12,134	-

NET CASH USED IN OPERATING ACTIVITIES	(1,369,660)	(851,941)

INVESTING ACTIVITIES:
Cash distributions from Joint Venture	-	416,275
Purchase of equipment	-	33,483
Funds held by factor	(631,906)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	(631,906)	382,792

FINANCING ACTIVITIES:
Exercise of stock options	-	81,250
Borrowing from Hong Kong Joint Venture

NET CASH USED IN FINANCING ACTIVITIES	-	81,250

DECREASE IN CASH	(2,001,566)	(387,899)

Cash at beginning of period	2,050,993	2,438,892

CASH AT END OF PERIOD	$49,427	$2,050,993

Supplemental information:
Interest paid	$-	$-
Income taxes recovered (paid)	$-	$-

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We believe that our 50% ownership interest in the Hong Kong Joint Venture allows us to significantly influence the operations of the Hong Kong Joint Venture. As such, we account for our interest in the Hong Kong Joint Venture using the equity method of accounting. We have included our investment balance as a non-current asset and have included our share of the Hong Kong Joint Venture’s loss in our consolidated statement of operations. The investment and earnings are adjusted to eliminate intercompany profits.

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

Cash and Cash Equivalents: Cash includes demand deposits with banks or other financial institutions. At times, the Company maintains cash and investment balances in financial institutions, which may exceed federally insured limits. The Company has not experienced any losses relating to such accounts and believes it is not exposed to a significant credit risk on its cash and investments.

Funds Held by Factor: This amount represents funds held with the Merchant Factors Corporation (Merchant or Factory) the Company’s factor. These amounts are demand deposits that are not considered cash equivalents as the new factor does not meet the definition of a financial institution.

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

Warranties: We generally provide warranties, on the safety products, from one to ten years to the non-commercial end user on all products sold. The manufacturers of our safety products provide us with a one-year warranty on all products we purchase for resale. Claims for warranty replacement of products beyond the one-year warranty period covered by the manufacturers have not been historically material.

Research and Development: Research and development costs are charged to operations as incurred.

Accounts Receivable: The Company nets the factored accounts receivable with the corresponding advance from the Factor, with the net amount reflected in the consolidated balance sheet.

The Company assigns trade receivables on a pre-approved non-recourse basis to the Factor under the Factoring Agreement on an ongoing basis. Factoring charges recognized on assignment of receivables are included in selling, general and administrative expenses in the consolidated statements of operations and amounted to $68,100 and $70,666 for the years ended March 31, 2015 and 2014, respectively. The Agreement for the assignment of accounts receivable provides for continuation of the program on a revolving basis until terminated by one of the parties to the Agreement.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At March 31, 2015 and 2014, an allowance of $57,000 has been provided for uncollectible trade accounts receivable.

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $248,128 and $182,668 in fiscal years 2015 and 2014, respectively.

Inventories: Inventories are stated at the lower of cost (first in/first out method) or market. Included as a component of finished goods inventory are additional non-material costs. These costs include overhead costs, freight, import duty and inspection fees of $355,017 and $381,891 at March 31, 2015 and 2014, respectively. We evaluate inventories on a quarterly basis and write down inventory that is considered obsolete or unmarketable in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Income Taxes: The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided whenever it is more likely than not that a deferred tax asset will not be realized. The Company conducted a review for the quarter ended September 30, 2013 of projected taxable income and the components of the deferred tax asset in accordance with applicable accounting guidance and determined that it is more likely than not that the tax benefits associated with the remaining components of the deferred tax assets will not be realized. This determination was made based on continued taxable losses during fiscal 2014, which were not in line with projections, as well as product offering delays which cause uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to expiration. Accordingly, a valuation allowance was established to fully offset the value of the deferred tax assets. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

The Company follows ASC 740-10 that gives guidance to tax positions related to the recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.  Interest and penalties related to income tax matters are recorded as income tax expenses. The Company had recorded a long-term liability of $25,000 for an uncertain income tax position, tax penalties and any imputed interest thereon for the fiscal year ended March 31, 2014. This uncertain income tax position was released in the fiscal year ended March 31, 2015. See Note F, Income Taxes.

Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The factors considered in performing this assessment include current operating results, anticipated future results, the manner in which the asset is used and the effects of obsolescence, demand, competition and other economic factors. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows is less than the assets’ carrying value, and losses are determined based upon the excess carrying value of the assets over its fair value. Based on this assessment, no impairment to long-lived assets resulted for fiscal years ended March 31, 2015 and 2014.

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

Net Loss per Share: Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive) for the period. As a result, the weighted average number of common shares outstanding is identical for the years ended March 31, 2015 and 2014 for both basic and diluted shares. There were securities considered to be antidilutive outstanding during the 2015 or 2014.

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

Revision of Prior Period Financial Statements: Certain amounts appearing in the consolidated balance sheet as of March 31, 2014 have been revised to correct for an immaterial error and to conform to the current year’s presentation. The revision became necessary due to errors noted related to accounting for the Company’s Hong Kong Joint Venture and reconciliation of its investment balances to its proportionate share of net assets of the Hong Kong Joint Venture. The noted errors had no impact on the statement of operations for the fiscal years ended March 31, 2015 and 2014. As a result, the Company adjusted the opening balance sheet of the earliest year presented, decreasing its investment in the Hong Kong Joint Venture and retained earnings by $141,799 as of April 1, 2013. The adjustments also decreased its previously reported investment in the Hong Kong Joint Venture and retained earnings as of March 31, 2014 by approximately $141,799.

NOTE B – FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the fiscal year ended March 31, 2015, the Company reported losses from domestic operations in the amount of $2,601,426 on sales of $9,891,554. Furthermore, during the fiscal year ended March 31, 2015, working capital (computed as the excess of current assets over current liabilities) decreased by $2,543,227 from $8,154,779 on March 31, 2014, to $5,611,552 on March 31, 2015.

Our short-term borrowings to finance trade accounts receivable and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant. The Company previously reported that advances from the Company’s factor, were at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. Subsequent to that report, management has entered into discussions with Merchant to stipulate that Merchant will provide advances unless the Company is in default or the Company’s dilution percentage changes substantially. Management anticipates that our agreement with Merchant will be modified to reflect these changes but we are not certain Merchant will agree to such changes, or that they will agree on terms that are acceptable to the Company. In addition we have secured additional inventory financing of $1,000,000 from our Hong Kong Joint Venture for the purchase of the new sealed battery products. This unsecured inventory financing bears interest at 3.25%, and provides for repayment terms of ninety days for each advance thereunder.

We anticipate introducing our new line of sealed smoke and carbon monoxide (CO) alarms later this fiscal year, These sealed products will compete on price and functionality when we introduce them to the market with similar products offered by our larger competitors. While we believe there will be market acceptance of our new products we cannot be assured of this. Should our products not achieve the level of acceptance we anticipate this will have a significant impact on our future operations, will cause a continued decline in our sales and potentially impact our ability to continue operations.

The Company’s recent history of operating losses, declining revenue, and limited financing raises substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty. No assurances can be given regarding management’s plans, the timing of sales, or the reduction of expenditures, and we may have to seek additional financing if events do not occur as anticipated.

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided by using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Repair and maintenance costs are expensed as incurred.

The estimated useful lives for financial reporting purposes are as follows:

Leasehold improvements	-	Shorter of term of lease or useful life of asset
Machinery and equipment	-	5 to 10 years
Furniture and fixtures	-	5 to 15 years
Computer equipment	-	5 years

Property and equipment consist of the following:

	March 31,
	2015	2014
Leasehold improvements	$166,722	$166,722
Machinery and equipment	190,400	190,400
Furniture and fixtures	261,292	261,292
Computer equipment	286,528	286,528
	904,942	904,942
Less accumulated depreciation	(800,324)	(758,730)
	$104,618	$146,212

Depreciation and amortization expense totaled $41,595 and $39,471 for fiscal years ended March 31, 2015 and 2014, respectively.

NOTE D - INVESTMENT IN THE HONG KONG JOINT VENTURE

The Company holds a 50% interest in a Joint Venture with a Hong Kong Corporation, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of consumer electronic products. As of March 31, 2015, the Company has an investment balance of $12,943,280 for its 50% interest in the Hong Kong Joint Venture. There are no material differences between the generally accepted accounting principles (GAAP) used in the Hong Kong Joint Venture’s accounting policies when compared to US GAAP.

During the years ended March 31, 2015 and 2014, the Company purchased $6,585,785 and $7,407,826, respectively, of finished product from the Hong Kong Joint Venture, which represents 87.3% and 92.4%, respectively, of the Company’s total finished product purchases. Amounts due the Hong Kong Joint Venture included in Accounts Payable totaled $0 and $28,681 at March 31, 2015 and 2014, respectively. Amounts due from the Hong Kong Joint Venture included in Accounts Receivable totaled $135,768 and $137,360 at March 31, 2015 and 2014, respectively. At March 31, 2015, as discussed further below, the Company borrowed $299,985 on a line of credit agreement with the Hong Kong Joint Venture.

The Company’s investment in the Hong Kong Joint Venture as recorded on the Company’s Consolidated Balance sheets has been adjusted for the effect of intercompany profit of the Hong Kong Joint Venture in the ending inventory of the Company.

NOTE E - AMOUNTS DUE FROM FACTOR

The Company assigns certain of its trade receivables on a pre-approved, non-recourse basis to our Factor. Since these are assigned on a non-recourse basis, the factored trade receivables and related repayment obligations are not separately recorded in the Company’s consolidated balance sheets. The Factoring Agreement provides for financing 80% of uncollected non-recourse receivables assigned to the factor, and 50% of qualifying inventory up to a maximum borrowing on inventory of $1,000,000. Financing of approximately $1,977,000 is available at March 31, 2015. Any outstanding amounts due to the factor are payable upon demand and bear interest at the prime rate of interest charged by the factor, which is 5.25% at March 31, 2015. Any amount due to the factor is also secured by the Company’s trade accounts receivable and inventory. There were no borrowings outstanding under this agreement at March 31, 2015. Any advances under the Factoring Agreement are made at the sole discretion of Merchant, based on their assessment of receivables, inventory, and our financial condition at the time of each request for an advance.

Under this Factoring Agreement, the Company assigned receivables of $8,917,127 and $11,370,850 during the years ended March 31, 2015 and 2014, respectively. The uncollected balance of non-recourse receivables held by a factor amounted to $1,217,311 and $1,397,951 at March 31, 2015 and 2014. Collected cash maintained on deposit with the factor earns interest at the factor’s prime rate of interest less two percentage points (effective rate of 1.25%) at March 31, 2015 and 2014.

NOTE F - LEASES

During January 2009, the Company entered into an operating lease for its office and warehouse location in Owings Mills, Maryland which expires in March 2019. This lease is subject to increasing rentals at 3% per year. In June 2009, we amended this lease to include an additional 3,000 square feet of warehouse. In February 2012, the Company renewed and expanded the operating lease for a 3,400 square foot office in Naperville, Illinois. During fiscal 2015, the lease was extended to February 2017 with rentals increasing at 3% per year.

Each of the operating leases for real estate has renewal options with terms and conditions similar to the original lease. Rent expense, including common area maintenance, totaled $190,375 and 185,625 for the years ended March 31, 2015 and 2014, respectively.

	2016	2017	2018	2019	2020 Remainder
Future minimum lease payments are as follows:	222,915	165,922	162,327	164,366	0

NOTE G – SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

In March, 2015, the Company obtained additional financing for the purchase of certain inventory with its Hong Kong Joint Venture in the amount of $1,000,000. Amounts borrowed are restricted to the purchase of the Company’s new sealed battery alarms purchased from the Hong Kong Joint Venture, bear interest at 3.25% interest, are for a term of ninety (90) days, and are unsecured. Dividends declared by the Hong Kong Joint Venture, if any, are first used to repay any outstanding balance on the line of credit. At March 31, 2015, $299,985 is outstanding under this financing arrangement with our Hong Kong Joint Venture.

In addition, the Hong Kong Joint Venture provides repayment terms of sixty (60) days for purchases of certain other products. There were no amounts outstanding on the sixty day arrangement with the Hong Kong Joint Venture. Amounts borrowed, if any, under this arrangement are unsecured, non-interest bearing, and are not subject to the $1,000,000 limitation on the line of credit balance.

On January 15, 2015, the Company entered into a Factoring Agreement with Merchant Factors Corporation (Merchant or Factor) for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. The agreement replaces the financing and factoring agreement with CIT which was terminated on the same date. In accordance with the provisions of the Factoring Agreement with Merchant, the Company may take, advances equal to eighty percent (80%) of the factored trade accounts receivable balance less applicable factoring commissions, and may borrow up to fifty percent (50%) of eligible inventories subject to a borrowing limitation on inventory of $1,000,000. Advances on factored trade accounts receivable and borrowing on inventories are secured by all of the Company’s trade accounts receivable and inventories, and bear interest at the prime commercial rate of interest, as published, plus two percent (Prime plus 2%). Advances under the Factoring Agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance. At March 31, 2015 and 2014 there are no amounts outstanding under factoring agreements.

NOTE H – INCOME TAXES

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

For the fiscal years ended March 31, 2015 and 2014, the Company generated net operating loss carryovers of approximately $2,568,000 and $1,040,000, respectively, that the Company may carry-forward to offset future taxable income. The Company generated no foreign tax credits for the years ended March 31, 2015 and 2014.

At March 31, 2015 and 2014, the Company has total net operating loss carry forwards of approximately $6,370,000 and $3,687,000, respectively, which expire in various amounts at dates from 2015 through 2031. There are certain limitations to the use and application of these deferred tax assets. Management reviews net operating loss carry forwards and income tax credit carry forwards to evaluate if those amounts are recoverable. Based on historical results and projections of future operations and taxable income, the Company established a full valuation allowance on its deferred tax asset to recognize that net operating losses and tax credits expiring in future fiscal years will likely not be realized.

The components of income tax expense (benefit) from continuing operations for the Company are as follows:

	2015	2014
Current (benefit) expense
U.S. Federal	$(25,000)	$-
U.S. State	-	-

Deferred (benefit) expense	-	2,310,835
Total income tax (benefit) expense	$(25,000)	$2,310,835

The reconciliation between the statutory federal income tax provision and the actual effective tax provision for continuing operations is as follows:

	Years ended March 31,
	2015	2014
Federal tax (benefit) at statutory rate (34%) before loss carry-forward	$(1,193,309)	$(749,936)
Non-repatriated loss (earnings) of Hong Kong Joint Venture	346,832	218,452
Permanent differences	32,713	26,281
State income tax expense – net of federal effect	(81,738)	(50,658)
True-up adjustments and allowance	870,502	2,866,696
Income tax (benefit) expense	$(25,000)	$2,310,835

The individual components of the Company’s deferred tax assets are as follows:

	March 31,
	2015	2014
Deferred tax assets:
Financial statement accruals and allowances	$57,965	$63,321
Inventory uniform capitalization	28,250	45,885
Net operating loss carry forward	2,389,602	1,433,185
Foreign tax credit carry forward	1,190,390	1,516,111
Research and development tax credit carry forward	61,701	61,701
Allowance for unrealizable deferred tax assets	(3,727,908)	(3,120,203)
Net deferred tax asset	$-	$-

The Company has adopted ASC 740-10 Accounting for Income Taxes and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as a long-term obligation, is $0 at March 31, 2015 and is $25,000 at March 31, 2014.

NOTE I - SHAREHOLDERS’ EQUITY

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

The following tables summarize the status of stock options at March 31, 2014 and option transactions for the year then ended:

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

NOTE J - COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that there are no outstanding material claims outside of the normal course of business.

The Company’s employment agreement with its CEO (the Agreement) requires the Company to make certain post-employment payments to the CEO in the event of his termination following a change in control, death, disability or resignation with “Good Reason” under terms of the Agreement. Additionally, the Agreement requires the Company to make post-employment payments, estimated to be $631,000, should the Company elect not to renew the Agreement. On July 21, 2015, the Company renewed the Agreement through July 31, 2016.

NOTE K - MAJOR CUSTOMERS

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. As described in Note C, the Company purchased a majority of its products from its 50% owned Hong Kong Joint Venture.

For the fiscal year ended March 31, 2015, the Company had no customers that represented in excess of 10% of the Company’s net sales. For the fiscal year ended March 31, 2014, the Company had one customer that represented 13% of the Company’s net sales. As of March 31, 2015 and 2014, the Company had one customer that represented 13% and 17% of trade accounts receivable, respectively.

NOTE L - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly Results of Operations (Unaudited):

The unaudited quarterly results of operations for fiscal years 2015 and 2014 are summarized as follows:

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
2015
Net sales	$2,514,385	$2,223,943	$2,371,016	$2,782,210
Gross profit	611,488	493,516	382,335	840,771
Net loss	(742,849)	(1,112,264)	(1,101,372)	(748,500)
Net loss per share:
Basic	(0.32)	(0.48)	(0.48)	(0.32)
Diluted	(0.32)	(0.48)	(0.48)	(0.32)

2014
Net sales	$3,005,669	$3,195,611	$3,738,914	$2,636,933
Gross profit	749,324	809,155	1,125,470	157,035
Net loss	(19,530)	(2,559,218)	(367,190)	(1,504,306)
Net loss per share:
Basic	(0.01)	(1.12)	(0.16)	(0.65)
Diluted	(0.01)	(1.12)	(0.16)	(0.65)

NOTE M – RETIREMENT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. All full-time employees who have completed 12 months of service are eligible to participate. Employees are permitted to contribute up to the amounts prescribed by law. The Company may provide contributions to the plan consisting of a matching amount equal to a percentage of the employee’s contribution, not to exceed four percent (4%). Employer contributions were $50,963 and $59,027 for the years ended March 31, 2015 and 2014, respectively.

NOTE N – INTANGIBLE ASSETS

Intangible assets consist of legal expenses of $89,434 incurred in obtaining and perfecting patents on newly developed detector technology and are capitalized for financial statement purposes. Upon issuance, patents are amortized over twenty years on a straight-line basis. Amortization expense for the fiscal year ended March 31, 2015 and 2014 was $4,472 and $4,472, respectively. Accumulated amortization at March 31, 2015 was $17,887.

The estimated useful lives for financial reporting purposes are as follows:

Intangible patent costs	-	20 years

SCHEDULE II

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED MARCH 31, 2015 AND 2014

	Balance at beginning of year	Charged to cost and expenses	Deductions	Balance at end of year

Year ended March 31, 2015
Allowance for doubtful accounts	$57,012	$0	$0	$57,012

Year ended March 31, 2014
Allowance for doubtful accounts	$57,012	$0	$0	$57,012

Year ended March 31, 2015
Valuation allowance for deferred tax asset	$3,069,578	$658,330	$0	$3,727,908

Year ended March 31, 2014
Valuation allowance for deferred tax asset	$300,000	$2,769,578	$0	$3,069,578

S-1

Report and Consolidated Financial Statements

Eyston Company Limited

For the years ended 31 March 2015 and 2014

Eyston Company Limited

Report of independent registered public accounting firm

Board of Directors and Shareholders
Eyston Company Limited

We have audited the accompanying consolidated statements of financial position of Eyston Company Limited (the “Company”) and subsidiaries (collectively, the “Group”) as of 31 March 2015 and 2014, and the related consolidated statements of loss, comprehensive loss, changes in equity, and cash flows for each of the two years in the period ended 31 March 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eyston Company Limited and subsidiaries as of 31 March 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended 31 March 2015, in accordance with International Financial Reporting Standards issued by the International Accounting Standards Board.

Grant Thornton

Guangzhou, China

28 July 2015

 JV-1

Consolidated statements of loss for the years ended 31 March

	Note	2015	2014
		HK$	HK$

Revenue	5	122,122,595	147,825,376

Cost of sales		(103,413,164)	(113,331,639)

Gross profit		18,709,431	34,493,737

Other income	6	5,232,256	5,290,012

Administrative expenses		(40,664,498)	(41,198,958)

Net loss from operations		(16,722,811)	(1,415,209)

Finance expenses	7	(41,825)	(42,691)

Net loss before income tax	8	(16,764,636)	(1,457,900)

Income tax expense	9	(1,981,012)	(1,705,638)

Net loss for the year		(18,745,648)	(3,163,538)

Attributable to:
Owners of the Company		(18,779,014)	(3,161,175)
Non-controlling interests		33,366	(2,363)
		(18,745,648)	(3,163,538)

The accompanying notes form an integral part of these consolidated financial statements.

Eyston Company Limited	JV-2

Consolidated statements of comprehensive loss for the years ended 31 March

(Continued)

	Note	2015	2014
		HK$	HK$

Net loss for the year		(18,745,648)	(3,163,538)

Other comprehensive (loss)/income
Items that may be reclassified to profit or loss:
Changes in fair value of available-for-sale financial assets		1,906,706	(2,199,389)
Exchange differences on translating foreign operations		(827,080)	(693,640)

Other comprehensive income/(loss) for the year		1,079,626	(2,893,029)

Total comprehensive loss for the year		(17,666,022)	(6,056,567)

Attributable to:
Owners of the Company	10	(17,699,388)	(6,054,204)
Non-controlling interests		33,366	(2,363)
		(17,666,022)	(6,056,567)

The accompanying notes form an integral part of these consolidated financial statements.

Eyston Company Limited	JV-3

Consolidated statements of financial position as at 31 March

	Note	2015	2014
		HK$	HK$

ASSETS AND LIABILITIES

Non-current assets
Property, plant and equipment	12	59,567,025	63,909,024
Advanced lease payments	13	13,043,309	13,366,053
Available-for-sale financial assets	14	87,250,389	69,279,875
Goodwill	15	-	-
Pledged bank balances	18	-	569,775
Deferred tax assets	21	-	145,541
		159,860,723	147,270,268
Current assets
Inventories	16	40,000,245	30,315,106
Available-for-sale financial assets	14	7,183,885	19,795,854
Trade and other receivables	17	5,228,453	8,929,262
Amount due from a shareholder	19	1,835,515	-
Amount due from a related company	19	6,380	1,700
Tax recoverable		-	684,084
Cash and cash equivalents	18	33,942,002	64,802,204
		88,196,480	124,528,210
Current liabilities
Trade and other payables		38,482,455	32,159,301
Amount due to a related company	19	629,567	587,364
Amount due to a shareholder	19	-	2,428,017
Amounts due to non-controlling interests	19	180,000	10,799,982
Loans from shareholders	20	2,868,954	2,868,954
Provision for taxation		4,239,279	3,631,890
		46,400,255	52,475,508
Net current assets		41,796,225	72,052,702

Net assets		201,656,948	219,322,970

EQUITY

Share capital	22	200	200
Reserves		201,625,727	219,325,115
Equity attributable to owners of the Company		201,625,927	219,325,315
Non-controlling interests		31,021	(2,345)
Total equity		201,656,948	219,322,970

The accompanying notes form an integral part of these consolidated financial statements.

Eyston Company Limited	JV-4

Consolidated statements of changes in equity for the years ended 31 March

	Attributable to owners of the Company
	Share Capital	Exchange reserve	Fair value Reserve		Retained profits	Total	Non- controlling Interests	Total equity
	HK$	HK$	HK$		HK$	HK$	HK$	HK$

Balance at 1 April 2013	200	18,218,894	3,166,518		210,487,799	231,873,411	-	231,873,411
Dividends declared (note 11)	-	-	-		(6,493,892)	(6,493,892)	-	(6,493,892)
Transaction with owners	-	-	-		(6,493,892)	(6,493,892)	-	(6,493,892)
Net loss for the year	-	-	-		(3,161,175)	(3,161,175)	(2,363)	(3,163,538)
Other comprehensive loss
Change in fair value of available-for-sale financial assets	-	-	(2,199,389)		-	(2,199,389)	-	(2,199,389)
Exchange differences on translating foreign operations	-	(693,640)	-		-	(693,640)	-	(693,640)
Balance at 31 March 2014	200	17,525,254	967,129		200,832,732	219,325,315	(2,345)	219,322,970
Net loss for the year	-	-	-		(18,779,014)	(18,779,014)	33,366	(18,745,648)
Other comprehensive loss
Change in fair value of available-for-sale financial assets	-	-	1,906,706		-	1,906,706	-	1,906,706
Exchange differences on translating foreign operations	-	(827,080)	-		-	(827,080)	-	(827,080)
Balance at 31 March 2015	200	16,698,174 *	2,873,835	*	182,053,718 *	201,625,927	31,021	201,656,948

The accompanying notes form an integral part of these consolidated financial statements.

*        These reserve accounts comprise the consolidated reserves of HK$201,625,727 (2014: HK$219,325,115) in the consolidated statement of financial position.

Eyston Company Limited	JV-5

Consolidated statements of cash flows for the years ended 31 March

	Note	2015	2014
		HK$	HK$

Cash flows from operating activities
Loss before income tax		(16,764,636)	(1,457,900)
Adjustments for :
Amortisation of advanced lease payments		322,744	322,744
Depreciation of property, plant and equipment		5,781,770	5,826,075
Gain on disposal of property, plant and equipment		(2,000)	(124,877)
Exchange loss on available-for-sale financial assets		2,038,949	383,371
Loss on disposal of available-for-sale financial assets		669,790	160,388
Provision for impairment on goodwill		-	161,136
Provision for impairment on inventories		2,807,160	994,727
Interest expenses		41,825	42,691
Interest income		(4,100,694)	(4,009,725)
Operating profit/(loss) before working capital changes		(9,205,092)	2,298,630
(Increase)/Decrease in amount due from a shareholder		(4,263,532)	4,102,341
Increase in inventories		(12,492,299)	(343,243)
Decrease/(Increase) in trade and other receivables		5,748,235	(23,796,619)
Decrease in pledged deposits		569,775	-
(Increase)/Decrease in amount due from a related company		(4,680)	218,300
Increase/(Decrease) in amount due to a related company		42,203	(146,786)
(Decrease)/Increase in amount due to non-controlling interests		(10,619,982)	10,799,982
Increase/(Decrease) in trade and other payables		6,323,154	(349,883)
Cash used in operations		(23,902,218)	(7,217,278)
Interest received		2,986,168	3,114,244
Interest paid		(41,825)	(42,691)
Income tax paid		(543,998)	(1,331,398)
Net cash used in operating activities		(21,501,873)	(5,477,123)

Cash flows from investing activities
Deposit paid for acquisition of property, plant and equipment		(932,900)	(228,471)
Purchase of property, plant and equipment		(1,439,771)	(2,329,741)
Purchase of available-for-sale financial assets		(30,314,128)	(17,877,600)
Net cash inflow arising from acquisition of subsidiaries		-	23,952,649
Proceeds from disposal of property, plant and equipment		2,000	144,383
Proceeds from disposal of available-for-sale financial assets		24,153,550	9,243,000
Net cash (used in)/provided by investing activities		(8,531,249)	12,904,220

Cash flows from financing activities
Dividend paid		-	(6,493,892)
Net cash used in financing activities		-	(6,493,892)

Net (decrease) /increase in cash and cash equivalents		(30,033,122)	933,205

Cash and cash equivalents at beginning of the year		64,802,204	64,562,641

Effect of foreign exchange on cash and cash equivalents		(827,080)	(693,642)

Cash and cash equivalents at end of the year		33,942,002	64,802,204

The accompanying notes form an integral part of these consolidated financial statements.

Eyston Company Limited	JV-6

Notes to the consolidated financial statements for the years ended 31 March 2015 and 2014

1.	GENERAL INFORMATION

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

The financial statements on page 2 to 42 have been prepared in accordance with International Financial Reporting Standards (“IFRS”) issued by the International Accounting Standards Board (“IASB”).

2.	ADOPTION OF NEW OR AMENDED IFRS

2.1	Adoption of new or amended IFRS

In the current year, the Group has applied for the first time the following new and amended IFRS, and interpretations issued by the IASB, which are effective for the Group’s financial statements for the annual period beginning on 1April 2014.

The adoption of the new and amended IFRS had no significant impact on how the results and financial position for the current and prior periods have been prepared and presented.

Eyston Company Limited	JV-7

2.	ADOPTION OF NEW OR AMENDED IFRS (Continued)

2.1	Adoption of new or amended IFRS (Continued)

Effective for the annual period beginning on 1 April 2014 or after

IAS 32 (Amendment)	Offsetting Financial Assets and Financial Liabilities
IAS 36 (Amendment)	Recoverable Amount Disclosures for Non-financial Assets
IAS 39 (Amendment)	Novation of Derivatives and Continuation of Hedge Accounting
IFRS 10, IFRS 12 and IAS 27 (2011) (Amendment)	Investment Entities
International (IFRIC)-Int 21	Levies

2.2	Impact of new or amended IFRS which are issued but not yet effective

The following new standards, amendments and interpretations which have been issued by the IASB and may be relevant to the Group in future years but are not yet effective for the year ended 31 March 2015:

Effective for the annual period beginning on 1 July 2014 or after

Annual Improvements 2010 – 2012 Cycle	Amendments to a number of IFRSs issued in January 2014
Annual Improvements 2011 – 2013 Cycle	Amendments to a number of IFRSs issued in January 2014

Effective for the annual period beginning on 1 April 2016 or after

Amendments to IFRS 11	Accounting for Acquisitions of Interest in Joint Operations
IFRS 14	Regulatory Deferral Accounts
Amendments to IAS 16 and IAS 38	Clarification of Acceptable Methods for Depreciation and Amortisation
Amendments to IAS 16 and IAS 41	Agriculture: Bearer Plants
Amendments to IAS 1	Disclosure Initiative
Amendments to IAS 27 (2011)	Equity Method in Separate Financial Statements
Amendments to IFRS 10, IFRS 12 and IAS 28 (2011)	Investment Entities: Applying the Consolidation Exception
Amendments to IFRS 10 and IAS 28 (2011)	Sale or Contribution of Assets between an Investor and its Associate or Joint Venture
Annual Improvements 2012 – 2014 Cycle	Amendments to a number of IFRSs issued in January 2014

Effective for the annual period beginning on 1 April 2017 or after

IFRS 9	Financial instruments

Eyston Company Limited	JV-8

2.	ADOPTION OF NEW OR AMENDED IFRS (Continued)

2.2	Accounting standards issued but not yet effective (Continued)

Effective for the annual period beginning on 1 April 2018 or after

IFRS 15	Revenue from Contracts with Customers

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

Eyston Company Limited	JV-9

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

3.2	Basis of consolidation (Continued)

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

3.3	Foreign currency translation

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

Eyston Company Limited	JV-11

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

3.5	Property, plant and equipment

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

Construction in progress represents costs incurred in the construction of buildings. These costs are not depreciated until such time as the relevant assets are available for use, at which time the relevant costs are transferred to the appropriate category of property, plant and equipment.

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

Eyston Company Limited	JV-12

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

3.6	Leasehold land and land use rights (Continued)

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

Eyston Company Limited	JV-13

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

3.9	Financial assets (Continued)

(i)	Loans and receivables

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

(iii)	Financial assets at fair value through profit or loss (“FVTPL”)

A financial asset is classified as FVTPL when the financial asset is held for trading or it is designated upon initial recognition as at FVTPL. A financial asset is classified as held for trading if (1) it has been acquired principally for the purpose of selling or repurchasing in the near term; (2) it is part of an identified portfolio of financial instruments that the Group manages and has an actual pattern of short term profit taking; or (3) it is a derivative that is not designated and effective as a hedging instrument. Financial assets at FVTPL are carried in the consolidated statement of financial position at fair value with changes in fair value recognized in profit or loss. Transaction costs are expensed as incurred.

(iv)	Held to maturity (“HTM”) investments

HTM financial instruments, which include short-term investments and the related transaction costs, are initially measured at fair value. Subsequently, HTM financial assets are measured at amortized cost using the effective interest rate method, less any impairment losses.

Eyston Company Limited	JV-14

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

3.9	Financial assets (Continued)

Recognition and derecognition of financial assets

All financial assets are recognised when, and only when, the Group becomes a party to the contractual provisions of the instrument. Regular way purchases of financial assets are recognised on trade date. When financial assets are recognised initially, they are measured at fair value, plus, in the case of investments not at fair value through profit or loss, directly attributable transaction costs.

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

Objective evidence of impairment of individual financial assets includes observable data that comes to the attention of the Group about one or more of the following loss events:

-	significant financial difficulty of the debtor;

-	a breach of contract, such as a default or delinquency in interest or principal payments;

-	it becomes probable that the debtor will enter bankruptcy or other financial reorganisation;

-	significant changes in the technological, market, economic or legal environment that have an adverse effect on the debtor;

-	the disappearance of an active market for that financial asset because of financial difficulties; and

-	a significant or prolonged decline in the fair value of an investment in an equity instrument below its cost.

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

Effective interest method

The effective interest method calculates the amortised cost of a financial instrument asset or liability and allocates interest income or cost over the corresponding period. The effective interest rate is the rate that discounts estimated future cash receipts or payments over the expected life of the financial asset or liability, or where appropriate, a shorter period. Income is recognized on an effective interest basis for debt instruments other than those financial assets classified as FVTPL.

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

Eyston Company Limited	JV-17

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

3.11	Impairment of non-financial assets other than goodwill (Continued)

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

3.12	Financial liabilities

Financial liabilities are classified as FVTPL, or other financial liabilities, as appropriate upon initial recognition. A financial liability is derecognized when the obligation under the liability is discharged, cancelled or expired.

(i) Financial liabilities classified as other financial liabilities are initially recognized at fair value less directly attributable transaction costs. Subsequent to the initial recognition, other financial liabilities are measured at amortized cost using the effective interest method. The Group’s financial liabilities include trade and other payables, amounts due to a shareholder, a related company and non-controlling interests and loans from shareholders.

(ii) Financial liabilities classified as FVTPL include financial liabilities held for trading and financial liabilities designated upon initial recognition as FVTPL. Financial liabilities are classified as held-for-trading if they are acquired for the purpose of selling in the near term. This category includes derivative financial instruments (including separated embedded derivatives) held for trading unless they are designated as effective hedging instruments. Gains or losses on liabilities held for trading are recognized in the consolidated statement of comprehensive income. The Group has no liabilities classified as FVTPL.

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

Eyston Company Limited	JV-18

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

3.12	Financial liabilities (Continued)

Trade and other payables

Trade and other payables are recognised initially at their fair value and subsequently measured at amortised cost, using the effective interest method.

3.13	Employee benefits

Retirement benefits costs

The Group operates a defined contribution Mandatory Provident Fund retirement benefits scheme (the “MPF Scheme”) under the Mandatory Provident Fund Schemes Ordinance, for all of its employees in Hong Kong. The MPF Scheme became effective on 1 December 2000. Contributions are made based on a percentage of the employees’ basic salaries, limited to HK$1,500 per month from 1 June 2014 onwards, and are charged to profit or loss as they become payable in accordance with the rules of the MPF Scheme. The assets of the MPF Scheme are held separately from those of the Company in an independently administered fund. The Company’s employer contributions vest fully with the employees when contributed into the MPF Scheme. The employees of the Group’s subsidiary which operates in Mainland China are required to participate in a central pension scheme operated by the local municipal government. The subsidiary is required to contribute certain percentage of its payroll costs to the central pension scheme. The contributions are charged to profit or loss as they become payable in accordance with the rules of the central pension scheme.

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

Eyston Company Limited	JV-19

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

3.15	Borrowing costs

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

Eyston Company Limited	JV-21

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(b)	For the purposes of these financial statements, an entity is related to the Group if any of the following conditions applies:

Eyston Company Limited	JV-22

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

3.20 Related parties (Continued)

(i)	the entity and the Group are members of the same group (which means that each parent, subsidiary and fellow subsidiary is related to the others);

(ii)	one entity is an associate or joint venture of the other entity (or an associate or joint venture of a member of a group of which the other entity is a member);

(iii)	both entities are joint ventures of the same third party;

(iv)	one entity is a joint venture of a third entity and the other entity is an associate of the third entity;

(v)	the entity is a post-employment benefit plan for the benefit of employees of either the Group or an entity related to the Group;

(vi)	the entity is controlled or jointly controlled by a person identified in (a); or

(vii)	a person identified in (a)(i) has significant influence over the entity or is a member of the key management personnel of the entity (or of a parent of the entity).

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

Eyston Company Limited	JV-23

4.	CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS (Continued)

Estimates:

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

Impairment of goodwill

The Group tests annually whether goodwill has suffered any impairment in accordance with the accounting policy stated in note 3.7. The Group assessed that it is more likely than not that CGU's fair value is less than its carrying amount as the development of the acquired companies remains uncertain. These assumptions relate to future events and circumstances and the actual results may vary and may cause a material adjustment to the carrying amount.

Eyston Company Limited	JV-24

4.	CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS (Continued)

Judgements:

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

Provisions and contingencies: The amount recognized as provision, including legal, contractual, constructive and other exposures or obligations, is the best estimate of the consideration required to settle the related liability taking into account the risks and uncertainties surrounding the obligation. In addition, contingencies will only be resolved when one or more future events occur or fail to occur. Therefore assessment of contingencies inherently involves the exercise of significant judgment and estimates of the outcome of future events. The Company assesses its liabilities and contingencies based upon the best information available, relevant laws and other appropriate requirements.

5.	REVENUE

Revenue, which is also referred to the Group’s turnover, represents total invoiced value of goods supplied, less discounts and returns.

6.	OTHER INCOME

	2015	2014
	HK$	HK$

Gain on disposal of property, plant and equipment	2,000	124,877
Government grant	454,029	609,392
Interest income	4,100,694	4,009,725
Others	675,533	546,018
	5,232,256	5,290,012

7.	FINANCE EXPENSES

Interest charges on discounted bills which are wholly repayable within 5 years are HK$41,825 and HK$42,691 in 2015 and 2014 respectively.

Eyston Company Limited	JV-25

8.	NET LOSS BEFORE INCOME TAX

	2015	2014
	HK$	HK$

Net loss before income tax is arrived at after charging:

Amortisation of advanced lease payments	322,744	322,744
Auditors’ remuneration	444,500	458,636
Cost of inventories	103,413,164	113,331,639
Depreciation of property, plant and equipment	5,781,771	5,826,075
Exchange loss, net	3,265,788	1,662,759
Impairment loss recognised in respect of:
- Goodwill	-	161,136
- Inventories	2,807,160	994,727
Loss on disposal of available-for-sale financial assets	669,790	160,388
Operating lease charges in respect of land and buildings	3,837,470	3,780,205
Retirement benefits scheme contributions	3,029,833	2,944,867
Staff costs	34,643,563	35,544,055

9.	INCOME TAX EXPENSE

	2015	2014
	HK$	HK$

Hong Kong profits tax
- current year	1,048,429	440,532
- under-provision in prior years	86,567	600,463
	1,134,996	1,040,995

PRC Enterprise Income Tax
- current year	700,278	737,457
- under provision in prior years	197	117,521
	700,475	854,978

Deferred tax (Note 21)
- current year	145,541	(190,335)
	1,981,012	1,705,638

Hong Kong profits tax has been provided at the rate of 16.5% (2014: 16.5%) on the Group’s estimated assessable profits arising in Hong Kong for the year.

The PRC enterprise income tax is computed according to the relevant laws and regulations in the PRC. The applicable income tax rate was 25% for the year (2014: 25%).

Reconciliation between tax expense and accounting loss at applicable tax rates:

	2015	2014
	HK$	HK$

Loss before income tax	(16,764,636)	(1,457,900)

Tax on profit before income tax, calculated at the rates applicable to profits in the tax jurisdictions concerned	(4,918,744)	(549,301)
Tax effect of non-deductible expenses	1,221,408	686,018
Tax effect of non-taxable revenue	(662,489)	(639,113)
Tax effect on temporary differences not recognised	145,541	(175,676)
Tax effect on unrecognised tax losses	6,108,532	1,665,726
Under-provision in prior years	86,764	717,984
Income tax expense	1,981,012	1,705,638

Eyston Company Limited	JV-26

10.	PROFIT ATTRIBUTABLE TO OWNERS OF THE COMPANY

Of the consolidated loss attributable to owners of the Company of HK$17,699,388 (2014: consolidated loss attributable to equity holders of the Company of HK$6,054,204), profit of HK$4,630,084 and HK$2,977,001 in 2015 and 2014 respectively have been dealt with in the financial statements of the Company.

11.	DIVIDENDS

The directors do not recommend the payment of a dividend in 2015. Three interim dividends, HK$980,881, HK$1,028,687 and HK$1,237,378 per share aggregating HK$1,961,762, HK$2,057,374 and HK$2,474,756 respectively, were paid in the preceding period.

Eyston Company Limited	JV-27

12.	PROPERTY, PLANT AND EQUIPMENT

	Buildings	Leasehold improvements	Construction in progress	Plant and machinery	Furniture and fixtures	Motor vehicles	Computer equipment and software	Total
	HK$	HK$	HK$	HK$	HK$	HK$	HK$	HK$
At 31 March 2013
Cost	42,233,502	10,813,762	25,600,626	70,432,437	7,099,680	9,683,346	2,417,578	168,280,931
Accumulated depreciation	(21,028,953)	(10,776,978)	-	(52,704,679)	(6,008,393)	(8,021,992)	(2,315,072)	(100,856,067)
Net book amount	21,204,549	36,784	25,600,626	17,727,758	1,091,287	1,661,354	102,506	67,424,864

Year ended 31 March 2014
Opening net book amount	21,204,549	36,784	25,600,626	17,727,758	1,091,287	1,661,354	102,506	67,424,864
Additions	-	-	447,632	1,045,798	82,261	708,964	45,086	2,329,741
Transfer	23,248,451	-	(25,681,555)	1,878,289	446,173	-	108,642	-
Depreciation	(1,686,230)	(15,746)	-	(3,088,513)	(335,097)	(613,527)	(86,962)	(5,826,075)
Disposal	-	-	-	-	-	(19,506)	-	(19,506)
Closing net book amount	42,766,770	21,038	366,703	17,563,332	1,284,624	1,737,285	169,272	63,909,024

At 31 March 2014
Cost	65,481,953	10,813,762	366,703	73,356,524	7,628,114	9,815,848	2,571,306	170,034,210
Accumulated depreciation	(22,715,183)	(10,792,724)	-	(55,793,192)	(6,343,490)	(8,078,563)	(2,402,034)	(106,125,186)
Net book amount	42,766,770	21,038	366,703	17,563,332	1,284,624	1,737,285	169,272	63,909,024

Year ended 31 March 2015
Opening net book amount	42,766,770	21,038	366,703	17,563,332	1,284,624	1,737,285	169,272	63,909,024
Additions	-	37,684	259,745	961,557	166,601	-	14,185	1,439,772
Disposal	-	-	-	-	-	-	-	-
Transfer	-	-	(111,701)	111,701	-	-	-	-
Depreciation	(3,012,201)	(1,264)		(1,547,534)	(430,609)	(684,179)	(105,984)	(5,781,771)
Closing net book amount	39,754,569	57,458	514,747	17,089,056	1,020,616	1,053,106	77,473	59,567,025

At 31 March 2015
Cost	65,481,953	10,851,446	514,747	74,429,780	7,794,714	10,215,847	2,585,491	171,873,978
Accumulated depreciation	(25,727,384)	(10,793,988)	-	(57,340,724)	(6,774,098)	(9,162,741)	(2,508,018)	(112,306,953)
Net book amount	39,754,569	57,458	514,747	17,089,056	1,020,616	1,053,106	77,473	59,567,025

Eyston Company Limited	JV-28

13.	ADVANCED LEASE PAYMENTS

The Group’s advanced lease payments represent up-front payments to acquire long term interests in the usage of land held in the PRC on leases of between 10 to 50 years. Movement in their net carrying amounts are analysed as follows:

	2015	2014
	HK$	HK$

Opening net carrying amount	13,366,053	13,688,797
Amortisation	(322,744)	(322,744)
Closing net carrying amount	13,043,309	13,366,053

14.	AVAILABLE-FOR-SALE FINANCIAL ASSETS

	2015	2014
	HK$	HK$

Listed outside Hong Kong, at market value	94,434,274	89,075,729
Less: Portion included in current assets	(7,183,885)	(19,795,854)
Portion included in non-current assets	87,250,389	69,279,875

The fair value of the Group’s interests in listed equity securities has been measured as described in note 28.

15.	GOODWILL

	2015	2014
	HK$	HK$

At the beginning of the year
Gross carrying amount	-	-
Accumulated impairment	-	-
	-	-

Net carrying amount as at 1 April
Goodwill recognised	-	161,136
Provision for impairment	-	(161,136)
	-	-

At the end of the year
Gross carrying amount	-	161,136
Accumulated impairment	-	(161,136)
	-	-

Eyston Company Limited	JV-29

16.	INVENTORIES

	2015	2014
	HK$	HK$

Raw materials	27,191,986	17,236,936
Work in progress	4,939,170	6,618,206
Finished goods	11,670,976	7,454,691
	43,802,132	31,309,833
Provision for impairment	3,801,887	994,727
	40,000,245	30,315,106

17.	TRADE AND OTHER RECEIVABLES

	2015	2014
	HK$	HK$

Accounts receivable	-	1,212,038
Deposits, prepayments and other receivables	5,228,453	7,717,224
	5,228,453	8,929,262

The ageing analysis of trade receivables based on due date is as follows:

	2015	2014
	HK$	HK$

Neither past due nor impaired	-	1,027,650
0 – 30 days past due	-	184,388
	-	1,212,038

The Group monitors the trade and other receivables on an ongoing basis and only trades with creditworthy third parties. At the end of each reporting period, the Group’s trade receivables were individually determined to be impaired.

Trade receivables that were past due but not impaired relate to a number of independent customers that had a good track record with the Group. Based on past experience, the management believes that no impairment allowance is necessary as there has not been a significant change in credit quality and the balances are considered fully recoverable. The Group does not hold any collateral or other credit enhancements over these balances.

Eyston Company Limited	JV-30

18.	CASH AND CASH EQUIVALENTS

	2015	2014
	HK$	HK$

Bank and cash balances	33,942,002	64,802,204
Deposit	-	569,775
	33,942,002	65,371,979

Less: Pledged deposit-guarantee for electricity supply	-	(569,775)
	33,942,002	64,802,204

The deposit was denominated in Renminbi (“RMB”) and deposited with a bank in the PRC as at 31 March 2014 to guarantee for the electricity supply of the Company manufacturing plant.

Deposits with banks earn interest at floating rates based on daily bank deposit rates.

At 31 March 2015, the Group had cash and cash equivalents denominated in RMB amounting to approximately HK$5,191,675 (2014: HK$15,035,681), representing deposits placed with banks in the PRC with maturities of 3 months or less that is readily convertible to known amounts of cash.

Renminbi is not freely convertible into foreign currencies. Under the PRC’s Foreign Exchange Control Regulations and Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, the Group is permitted to exchange RMB for foreign currencies through banks which are authorised to conduct foreign exchange business.

19.	AMOUNTS DUE FROM/(TO) A SHAREHOLDER / A RELATED COMPANY / NON-CONTROLLING INTERESTS

The amounts are unsecured, interest-free and repayable on demand.

20.	LOANS FROM SHAREHOLDERS

The loans are unsecured, interest-free and repayable on demand by the respective shareholders.

Eyston Company Limited	JV-31

21.	DEFERRED TAX

At 31 March 2015, no deferred tax liabilities and assets were recognised in the statement of financial position. The movements during the current and prior years are as follows:

	Accelerated tax depreciation	Provision of slow moving inventory	Total
	HK$	HK$	HK$

Balance at 1 April 2013	44,794	-	44,794
Recognised in profit or loss	(26,205)	(164,130)	(190,335)
Balance at 31 March 2014 and 1 April 2014	18,589	(164,130)	(145,541)
Recognised in profit or loss	(18,589)	164,130	145,541
Balance at 31 March 2015	-	-	-

22.	SHARE CAPITAL

	2015	2014
	HK$	HK$

Issued and fully paid :
2 ordinary shares of HK$100 each (note)	200	200

23.	RESERVES

The amounts of the Group’s reserves and the movements therein for the current and prior years are presented in consolidated statement of changes in equity on page 6 of the financial statements.

In accordance with the Regulations on Enterprises with Foreign Investment of China and their articles of association, the Group’s PRC subsidiaries, being foreign invested enterprises established in China, are required to make appropriations to certain statutory reserves, namely a general reserve fund, an enterprise expansion fund, a staff welfare fund and a bonus fund, all of which are appropriated from net profit as reported in their PRC statutory accounts. Each of the Group’s PRC subsidiaries is required to allocate at least 10% of its after-tax profits to a general reserve fund until such fund has reached 50% of its respective registered capital. Appropriations to the enterprise expansion fund and staff welfare and bonus funds are at the discretion of the Group’s subsidiaries.

General reserve and statutory surplus funds are restricted to set-off against losses, expansion of production and operation and increasing registered capital of the respective company. Staff welfare and bonus fund and statutory public welfare funds are restricted to capital expenditures for the collective welfare of employees. The reserves are not allowed to be transferred to the Group in terms of cash dividends, loans or advances, nor are they allowed for distribution except under liquidation.

Eyston Company Limited	JV-32

23.	RESERVES(Continued)

All of the three PRC subsidiaries under Eyston Group are in accumulated loss and no reserves have been made as of 31 March 2015.

24.	COMMITMENTS

At 31 March 2015, the total future minimum lease payments under non-cancellable operating leases in respect of land and buildings are as follows:

	2015	2014
	HK$	HK$

Within one year	1,591,920	1,506,775
In the second to fifth years	1,747,080	2,494,440
	3,339,000	4,001,215

The Group and the Company lease land and buildings under operating leases. The leases run for an initial period of one to five years, with an option to renew the leases at the expiry dates. None of the leases include contingent rentals

	2015	2014
	HK$	HK$

Contracted but not provided for the construction of the factory premises in the PRC	4,060,856	4,195,612

25.	CONTINGENT LIABILITIES

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

Eyston Company Limited	JV-33

25.	CONTINGENT LIABILITIES (Continued)

The Group is required to make contribution of social security insurance according to the relevant laws and regulations for their employees and workers in the PRC. However the Group had not been requested by the relevant authorities to make such contributions fully in the past. The Group has made a provision for the underpaid contributions for the recent years based on the directors’ estimation and the aggregate provision at the end of the reporting period is HK$15.6 million. The directors consider that the likelihood of the Group to incur further loss in relation to this matter is remote. The Group is not currently aware of any investigations or other circumstances that would indicate that the Group will be required to pay up any of the social insurance underpayment.

Except as disclosed above, the Group and Company have no contingent liabilities at 31 March 2015.

26.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances disclosed elsewhere in the financial statements, during the year, the Group had the following transactions with related parties:

		2015	2014
	Note	HK$	HK$

Transactions with a related company	(i)
Rental expense		3,837,470	3,249,199
Management fee expense		4,435,823	4,434,600

Transactions with a shareholder
Sales		51,727,174	58,478,478
Purchases		11,984,094	9,259,015
Sales commission expenses		58,081	190,627

Note:

(i)	The Group entered into those transactions with Taisun Magnetics Limited, in which Mr. Lam Wai Shuen, Shiman, Mr. Lam Wa Leung and Dr. Lam Wai Wing, Malcolm, directors of the Company, had interests.

27.	MAJOR NON-CASH TRANSACTION

During the year ended 31 March 2015 and 31 March 2014, no dividend for the year was settled through the current account with a shareholder.

Eyston Company Limited	JV-34

28.	FINANCIAL RISK MANAGEMENT AND FAIR VALUE MEASUREMENT

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

28.1	Interest rate risk

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

At 31 March 2015, the Group was exposed to changes in market interest rates through cash and cash equivalent, which are subject to variable interest rates. The following table illustrates the sensitivity of the profit after tax for the year and retained earnings to a change in interest rates of +1% and -1% (2014: +1% and -1%), with effect from the beginning of the year. The calculations are based on the Group’s and the Company’s bank balance held at each reporting date. All other variables are held constant.

	2015	2014
	HK$	HK$
If interest rates were 1% (2014: 1%) higher
Net profit for the year	339,420	653,720

If interest rates were 1% (2014: 1%) lower
Net profit for the year	(339,420)	(653,720)

Eyston Company Limited	JV-35

28.	FINANCIAL RISK MANAGEMENT AND FAIR VALUE MEASUREMENT (Continued)

28.2	Price risk

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

At 31 March 2015, if securities prices had increased/decreased by 1% and all other variables were held constant, fair value reserve would increase/decrease by approximately HK$944,343 (2014: HK$890,757). This is mainly due to the changes in available-for-sale financial assets. This sensitivity analysis has been determined assuming that the price change had occurred at the reporting date and had been applied to the Group’s investment on that date.

The assumed volatilities of listed securities represent management’s assessment of a reasonably possible change in these security prices over the next twelve month period.

28.3	Foreign currency risk

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

Eyston Company Limited	JV-36

28.	FINANCIAL RISK MANAGEMENT AND FAIR VALUE MEASUREMENT (Continued)

28.3	Foreign currency risk (Continued)

The policies to manage foreign currency risk have been followed by the Group since prior years and are considered to be effective.

(a)	Exposure to currency risk

The following table details the Group’s and the Company’s exposure at the end of the reporting period to currency risk arising from recognised assets or liabilities denominated in a currency other than the Group’s functional currency.

	2015	2014
	HK$	HK$
Net financial assets
AUD	7,552,611	9,499,637
GBP	3,283,600	7,994,459
EUR	118,787	834,969

(b)	Sensitivity analysis

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

	2015		2014
	Changes in foreign exchange rates	Effect on profit after tax and retained profits	Changes in foreign exchange rates	Effect on profit after tax and retained profits
		HK$		HK$
AUD	+1%/-1%	63,064/(63,064)	+1%/-1%	79,322/(79,322)
GBP	+1%/-1%	27,418/(27,418)	+1%/-1%	66,754/(66,754)
EUR	+1%/-1%	992/(992)	+1%/-1%	6,972/(6,972)

Eyston Company Limited	JV-37

28.	FINANCIAL RISK MANAGEMENT AND FAIR VALUE MEASUREMENT (Continued)

28.4	Credit risks

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

See note 17 to these financial statements for further details of the Group’s exposures to credit risk on trade and other receivables.

28.5	Fair values

The following table presents the Group’s financial instrument measured at fair value at the end of the reporting period on a recurring basis, in accordance with the three-level fair value hierarchy as defined in IFRS 13, “Fair Value Measurement”. The hierarchy groups financial instruments into three levels based on the relative reliability of significant inputs used in measuring the fair value of these financial instruments is as follows:

- Level 1:	Fair value measured using level 1 inputs, i.e. unadjusted quoted prices in active markets for identical assets and liabilities at the measurement date;

- Level 2:	Fair value measured using level 2 inputs, i.e. observable inputs which fail to meet with Level 1, and not using unobservable inputs. Unobservable inputs are inputs for which market data are not available.

Eyston Company Limited	JV-38

28.	FINANCIAL RISK MANAGEMENT AND FAIR VALUE MEASUREMENT (Continued)

28.5	Fair values (Continued)

- Level 3:	Fair value measured using significant unobservable inputs.

The level in the fair value hierarchy within which the financial asset or liability is categorised in its entirety is based on the lowest level of input that is significant to the fair value measurement.

The financial assets and liabilities measured at fair value in the statements of financial position are grouped into the fair value hierarchy as follows:

Recurring fair value measurements
	2015	2014
	Level 1	Level 1
	HK$	HK$
Assets
Available-for-sale financial assets	94,434,274	89,075,729

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

The carrying amounts of the Group’s and the Company’s financial instruments carried at cost or amortised costs are not materially different from their fair values as at 31 March 2015 and 2014.

28.6	Liquidity risks

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

Eyston Company Limited	JV-39

28.	FINANCIAL RISK MANAGEMENT AND FAIR VALUE MEASUREMENT (Continued)

28.6	Liquidity risks (Continued)

As at 31 March 2015, the Group had net current assets of HK$41,796,225 (2014: HK$72,052,702) and net assets of HK$201,656,948 (2014: HK$219,322,970). The management considered the liquidity risk to be minimal.

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

	On demand or within 1 year	Total contractual undiscounted cash flow	Carrying amount
	HK$	HK$	HK$

At 31 March 2015
Trade and other payables	38,482,455	38,482,455	38,482,455
Amount due to a related company	629,567	629,567	629,567
Amounts due to non-controlling interests	180,000	180,000	180,000
Loans from shareholders	2,868,954	2,868,954	2,868,954
	42,160,976	42,160,976	42,160,976

At 31 March 2014
Trade and other payables	19,969,591	19,969,591	19,969,591
Amount due to a shareholder	2,428,017	2,428,017	2,428,017
Amount due to a related company	587,364	587,364	587,364
Amounts due to non-controlling interests	10,799,982	10,799,982	10,799,982
Loans from shareholders	2,868,954	2,868,954	2,868,954
	36,653,908	36,653,908	36,653,908

Eyston Company Limited	JV-40

28.	FINANCIAL RISK MANAGEMENT AND FAIR VALUE MEASUREMENT (Continued)

28.7	Summary of financial assets and liabilities by category

The carrying amounts presented in the statements of financial position relate to the following categories of financial assets and financial liabilities:

	2015	2014
	HK$	HK$
Financial assets
Pledged bank balances	-	569,775
Available-for-sale financial assets	94,434,274	89,075,729
Loans and receivables:
Trade and other receivables	5,228,453	8,929,262
Amount due from a shareholder	1,835,515	-
Amounts due from subsidiaries	-	-
Amount due from a related company	6,380	1,700
Cash and cash equivalents	33,942,002	64,802,204
	135,446,624	163,378,670

Financial liabilities
Financial liabilities measured at amortised cost:
Trade and other payables	38,482,455	32,159,301
Amount due to a shareholder	-	2,428,017
Amount due to a related company	629,567	587,364
Amount due to a subsidiary	-	-
Amounts due to non-controlling interests	180,000	10,799,982
Loans from shareholders	2,868,954	2,868,954
	42,160,976	48,843,618

29.	CAPITAL MANAGEMENT POLICIES AND PROCEDURES

The Group’s objectives when managing capital are:

(a)	To safeguard the Group’s ability to continue as a going concern, so that it continues to provide returns and benefits for its stakeholders;

(b)	To support the Group’s stability and growth; and

(c)	To provide capital for the purpose of strengthening the Group’s risk management capability.

Eyston Company Limited	JV-41

29.	CAPITAL MANAGEMENT POLICIES AND PROCEDURES(Continued)

The Group actively and regularly reviews and manages its capital structure to ensure optimal capital structure and shareholder returns, taking into consideration the future capital requirements of the Group and capital efficiency, prevailing and projected profitability, projected operating cash flows, projected capital expenditures and projected strategic investment opportunities. To maintain or adjust the capital structure, the Group may adjust the dividend payables to shareholders, issue new shares or raise and repay debts. The Group’s capital management objectives, policies or processes were unchanged during the year ended 31 March 2015 and 31 March 2014. Management regards total equity of HK$201,656,948 (2014: HK$219,322,970) as capital for capital management purpose.

Eyston Company Limited	JV-42