Form 10-Q
period 2015-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2015-09-30
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At August 6, 2015, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30	March 31
	2015	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$253,362	$49,427
Funds held by Factor	-	631,906
Accounts receivable:
Trade less allowance for doubtful accounts	483,684	381,254
Receivables from employees	59,613	53,990
Receivable from Hong Kong Joint Venture	448,510	135,768
	991,807	571,012

Amount due from factor	1,266,571	1,217,311
Inventories	4,683,601	3,852,182
Prepaid expense	476,399	438,745

TOTAL CURRENT ASSETS	7,671,740	6,760,583

INVESTMENT IN HONG KONG JOINT VENTURE	12,562,630	12,943,280

PROPERTY AND EQUIPMENT – NET	96,353	104,618

INTANGIBLE ASSET - NET	70,429	71,547

OTHER ASSETS	26,000	26,000

TOTAL ASSETS	$20,427,152	$19,906,028

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of Credit - Factor	$426,732	$-
Accounts payable	1,128,061	668,846
Due to Hong Kong Joint Venture	814,409	299,985
Accrued liabilities:
Accrued payroll and employee benefits	107,257	69,180
Accrued - other	64,288	111,020

TOTAL CURRENT LIABILITIES	2,540,747	1,149,031

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; 20,000,000 authorized, 2,312,887 shares outstanding at March 31, 2015 and June 30, 2015	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Retained earnings	3,811,255	4,588,332
Accumulated other comprehensive income	1,166,180	1,259,695
TOTAL SHAREHOLDERS’ EQUITY	17,886,405	18,756,997
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,427,152	$19,906,028

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2015	2014

Net sales	$2,936,490	$2,514,385
Cost of goods sold – acquired from Joint Venture	1,911,257	1,710,999
Cost of goods sold – other	142,806	191,898

GROSS PROFIT	882,427	611,488

Research and development expense	200,303	161,964
Selling, general and administrative expense	1,163,786	1,187,491

Operating loss	(481,662)	(737,967)

Other expense:
Interest (expense) income - net	(8,282)	7,645

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(489,944)	(730,322)

Equity in loss of Joint Venture	(287,133)	(12,527)

Loss from operations before income taxes	(777,077)	(742,849)

Income tax benefit	0	0

NET LOSS	$(777,077)	$(742,849)

Loss per share:
Basic	$(0.34)	$(0.32)
Diluted	$(0.34)	$(0.32)

Shares used in computing net loss per share:
Basic	2,312,887	2,312,887
Diluted	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,
	2015	2014
NET LOSS	$(777,077)	$(742,849)

Other Comprehensive Income (Loss)
Company’s portion of Joint Ventures:
Currency translation	-	14,597
Investment Securities	(93,515)	(20,388)

COMPREHENSIVE LOSS	$(870,592)	$(748,640)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net Loss	$(777,077)	$(742,849)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	9,385	11,737

Equity in Loss of the Joint Venture	287,133	12,527
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable and amounts due from factor	(470,055)	681,394
(Increase) Decrease in inventories and prepaid expenses	(869,073)	725,026
Increase in accounts payable and accrued expenses	964,984	218,669

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(854,703)	906,504

NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES:
Borrowings from Factor	426,732	-

NET CASH USED BY FINANCING ACTIVITIES	426,732	-

NET (DECREASE) INCREASE IN CASH	(427,971)	906,594

Cash at beginning of period	681,333	2,050,993

CASH AT END OF PERIOD	$253,362	$2,957,497

Supplemental information:
Interest paid	9,785	-
Income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its majority owned subsidiaries. Except for the consolidated balance sheet as of March 31, 2015, which was derived from audited financial statements, the accompanying condensed consolidated financial statements are unaudited. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2015 audited financial statements filed with the Securities and Exchange Commission on Form 10-K. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Financial Condition and Liquidity

The accompanying condensed consolidated financial statements have also been prepared on the basis that the Company will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. Our history of operating losses, declining revenues on an annual basis and limited financing raises substantial doubt about our ability to continue as a going concern. The Company is monitoring its liquidity and working capital position in light of continued operating losses, and decreases in its cash and working capital position over the past four fiscal years of operations. In addition to the expanded factoring agreement with Merchant Factors Corporation (Merchant) as discussed below, the Company believes that its cash position can be improved by a combination of reductions in inventory and by lowering expenses. In addition, the Company is prepared to initiate changes in its operations, if needed, to reduce its operating costs while maintaining its current level of customer service. However, there are potential risks, including that the Company’s revenues may not reach levels required to return to profitability, costs may exceed the Company’s estimates, or the Company’s working capital needs may be greater than anticipated. Any of these factors may change the Company’s expectation of cash usage in the remainder of the fiscal year ending 2016, and beyond, or may significantly affect the Company’s level of liquidity. These financial statements do not include any adjustments that might result from the Company not being able to continue as a going concern.

Line of Credit – Factor

On January 15, 2015, the Company entered into an expanded financing and discount factoring agreement with Merchant Factors Corporation for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. The agreement replaces the financing and factoring agreement with CIT which was terminated on the same date. In accordance with the provisions of the Discount Factoring Agreement with Merchant, the Company may take advances, recorded as a liability of the Company, equal to eighty percent (80%) of the factored trade accounts receivable balance less applicable factoring commissions. Additionally, the Discount Factoring Agreement with Merchant enables the Company to borrow up to fifty percent (50%) of eligible inventories subject to a borrowing limitation on inventory of $1,000,000. As of June 30, 2015 our borrowings under the Discount Factoring Agreement with Merchant total $426,732. Advances on factored trade accounts receivable and borrowing on inventories are secured by all of the Company’s trade accounts receivable and inventories, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 3.25% at June 30, 2015). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Joint Venture

The Company and its co-venturer, a Hong Kong corporation, each own a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Hong Kong Joint Venture”), that manufactures security products in its facilities located in the People’s Republic of China. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture as of and for the three months ended June 30, 2015 and 2014:

	2015	2014
Net sales	$4,612,505	$3,664,900
Gross profit	366,307	939,947
Net loss	(784,927)	(121,206)
Total current assets	11,740,633	17,237,635
Total assets	31,066,085	35,671,149
Total current liabilities	6,024,586	7,359,434

During the three months ended June 30, 2015 and 2014, the Company purchased $2,753,772 and $1,076,376, respectively, of products directly from the Hong Kong Joint Venture for resale. For the three month period ended June 30, 2015 and 2014, the Company has adjusted its loss of the Joint Venture to reflect a decrease of $105,329 and $48,076, respectively, to eliminate inter-Company profit on purchases held by the Company in inventory.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At June 30, 2015 and 2014, an allowance of approximately $57,000 has been provided for uncollectible trade accounts receivable.

Net Loss per Common Share

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted loss per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents, if any. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive stock equivalents outstanding during the periods presented. As a result, basic and diluted weighted average common shares outstanding are identical for both periods.

Contingencies

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on consultation with legal counsel, that material losses from litigation are not reasonably possible.

Recent Accounting Pronouncements not yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  In August 2015 ASU No. 2015-14 was issued and delays implementation as noted below. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective for periods beginning after December 15, 2017.  Early adoption is permitted for periods beginning after December 15, 2016.  The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application.  We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial position, results of operations and cash flows.

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured by our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three month periods ended June 30, 2015 and 2014 relate to the operational results of the Company. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

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

Three Months Ended June 30, 2015 and 2014

Sales. Net sales for the three months ended June 30, 2015 were $2,936,490 compared to $2,514,385 for the comparable three months in the prior fiscal year, an increase of $422,105 (16.8%). The primary reason for the increase in net sales volumes is the introduction of and sales of the Company’s sealed battery smoke and carbon monoxide products.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 30.1% and 24.3% of sales for the quarters ended June 30, 2015 and 2014, respectively. The increase in gross profit margin was primarily due to higher margins realized on sales of the Company’s sealed battery smoke and carbon monoxide products.

Expenses. Research and development expense increased by $38,339 to $200,303 for the three month period ended June 30, 2015, from $161,964 for the three months in the prior year. The increase is due to the increase in expenditures to independent testing laboratories and is related to new product development.

Selling, general and administrative expense decreased by $23,705 from the comparable three months in the prior year. As a percentage of net sales, these expenses decreased to 39.6% for the three month period ended June 30, 2015 from 47.2% for the 2014 period. The decrease in costs as a percentage was primarily due to selling, general and administrative expenses that have remained constant as compared to increased sales in the current period. Selling, general and administrative expense also reflects an increase in professional fees associated with the audit for the fiscal year ended March 31, 2015, and offset by reductions in salaries and wages.

Interest Expense and Income. Net interest expense was $8,282 for the quarter ended June 30, 2015, compared to net interest income of $7,645 for the quarter ended June 30, 2014. The increase in interest expense, net of interest income, is due to a decrease in funds on deposit with our factor and an increase in borrowing from our factor as well as interest incurred on extended payment terms provided by our Hong Kong Joint Venture.

Income Taxes. During the quarter ended June 30, 2015, the Company generated additional net operating losses of $471,989. For the corresponding 2014 period, the Company generated net income tax benefits of $694,837. The provision for income taxes for the quarter ended June 30, 2015, as compared to the same quarter in the prior year, is determined principally by the loss from operations and the amount and timing of the unrealized earnings of and the payment of dividends by the Hong Kong Joint Venture. The income tax benefits generated for the three months ended June 30, 2015 and 2014 have been fully reserved, and accordingly, no income tax benefit is recognized on the Company’s statement of operations at June 30, 2015 or June 30, 2014.

Net Income. We reported a net loss of $777,077 for the quarter ended June 30, 2015, compared to a net loss of $742,849 for the corresponding quarter of the prior fiscal year, a $34,228 increase in the loss. The reason for the increase in net loss is principally due to an increase in our equity in the loss of the Hong Kong Joint Venture and increased professional fees associated with the audit for the fiscal year ended March 31, 2015, offset by increased sales and higher gross profits on sales of the Company’s sealed battery smoke and carbon monoxide products in domestic operations.

Financial Condition and Liquidity

Our primary sources of liquidity at June 30, 2015 are our cash and cash equivalents on hand, our Discount Factoring Agreement with Merchant and projected cash flows from operating activities. The Company is monitoring its liquidity and working capital position in light of continued operating losses, and decreases in its cash and working capital position over the past four fiscal years of operations. In addition to the expanded factoring agreement with Merchant, the Company believes that its cash position can be improved by a combination of reductions in inventory and by lowering expenses. The Company believes it should return to profitability with the completion of its line of new sealed battery smoke and carbon monoxide alarms, beginning in the second half of the fiscal year ending March 31, 2016. In addition, the Company is prepared to initiate changes in its operations, if needed, to reduce its operating costs while maintaining its current level of customer service. However, there are potential risks, including that the Company’s revenues may not reach levels required to return to profitability, costs may exceed the Company’s estimates, or the Company’s working capital needs may be greater than anticipated. Any of these factors may change the Company’s expectation of cash usage in the remainder of the fiscal year ending 2016, and beyond, or may significantly affect the Company’s level of liquidity.

Our factored accounts receivable as of the end of March 31, 2015 was $1,217,311, and was $1,266,571 as of June 30, 2015. Our prepaid expense as of March 31, 2015 was $438,745, and was $476,399 as of June 30, 2015. As of June 30, 2015 our borrowing under the Discount Factoring Agreement with Merchant totaled $426,732.

Operating activities used cash of $854,703 for the three months ended June 30, 2015. This was primarily due to an increase in inventories and prepaid expenses of $869,073, increases in accounts receivable and amounts due from factor of $470,055, and a loss from operations of $777,077, offset by increases in accounts payable and accrued expenses of $964,984. For the same period last year, operating activities provided cash of $906,504, primarily due to a decrease in inventories and prepaid expenses of $725,026, decreases in accounts receivable and amounts due from factor of $681,394, and increases in accounts payable and accrued expenses of $218,669 offset by a loss from operations of $742,849.

There were no investing activities during the three months ended June 30, 2015 or 2014.

Financing activities provided $426,732 of cash borrowed from our factor during the three months ended June 30, 2015, and there were no financing activities during the three months ended June 30, 2014.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three months ended June 30, 2015 were $4,612,505, compared to $3,664,900, for the comparable period in the prior fiscal year. The increase in net sales by the Joint Venture for the three month period was due to higher volumes of sales of sealed battery smoke and carbon monoxide alarm products to the Company and to unaffiliated customers of the Joint Venture.

Gross Margins. Gross margins of the Joint Venture for the three month period ended June 30, 2015 decreased to 7.9% from 25.6% for the 2014 corresponding period. The lower gross margin in the 2015 period was due to various factors including lower margin sales in Europe in an effort to match competitor pricing and maintain market share, lower margin sales to the Company related to the introduction of the Companies new line of sealed smoke and carbon monoxide alarms, and due to higher labor costs and product mix of the Joint Venture’s sales. Since gross margins depend on sales volume of various products, with varying margins, lower sales of higher margin products and increased sales of lower margin products affect the overall gross margins.

Expenses. Selling, general and administrative expense was $1,209,176, for the three month period ended June 30, 2015, compared to $1,094,879 in the prior year’s respective period. As a percentage of sales, expenses were 26.2% for the three month period ended June 30, 2015, compared to 29.9% for the three month period ended June 30, 2014. The decrease in selling, general and administrative expenses, as a percent of sales, was primarily due to fixed costs that do not change in the same proportion as the increase in sales while the increase in absolute dollar amounts is associated with increased sales in the current quarter as compared to sales in the comparable quarter of the prior year.

Interest Income and Expense. Net interest income on assets held for investment was $116,570 and $131,112 for the three month period ended June 30, 2015 and 2014, respectively.

Net Loss. The net loss for the three months ended June 30, 2015 was $784,927, compared to a net loss of $121,206, in the comparable period last year due to lower margins on sales to the Company and to unaffiliated customers.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the three months ended June 30, 2015, working capital increased by $328,514 from $5,387,533 on March 31, 2015 to $5,716,047 on June 30, 2015.

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

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion on the application on these and other accounting policies, see Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended March 31, 2015. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

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

Based on the nature of the factoring agreement and prior experience, no allowance related to the Amount Due from Factor has been provided. An allowance of $57,000 has been provided for uncollectible trade accounts receivable as of June 30, 2015 and 2014.

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

Recent Accounting Pronouncements not yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  In August 2015 ASU No. 2015-14 was issued and delays implementation as noted below. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective for periods beginning after December 15, 2017.  Early adoption is permitted for periods beginning after December 15, 2016.  The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application.  We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial position, results of operations and cash flows.

ITEM 4.          CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as such item is defined in Rules 13a-15€ and 15d-15(c) of the Exchange Act) that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and have concluded that due to the material weakness in our internal control over financial reporting, as noted below, our disclosure controls and procedures were not effective as of June 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As described in our Annual Report on Form 10-K for our fiscal year ended March 31, 2015, as filed with the Securities and Exchange Commission on August 25, 2015, our management determined that our processes, procedures and controls related to financial reporting were not effective as a result of material weaknesses identified. Material weaknesses arose in our oversight of the accounting function of the Hong Kong Joint Venture (HKJV) that by virtue of the Hong Kong Joint Venture’s materiality to the Company extends the material weakness to our system of disclosure controls and procedures. Under the terms of the Joint Venture Agreement, the Company does not have operating control over the daily operations of the HKJV. The Company has discussed these weaknesses with management of the HKJV and will monitor implementation of suggested improvements. In addition, material weaknesses arose in our domestic operations in the reconciliation of account balances and period end cut-off procedures, as well as the application of period costs to the inventory as burden.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 6.          EXHIBITS

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10 Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10 K for the year ended March 31, 2003, File No. 1-31747)
10.3	Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.4	Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.5	Amendment, dated December 22, 2009, to Amended and Restated Factoring Agreement between the Registrant and CIT dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2010, file No. 1-31747)
10.6	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10 Q for the period ended December 31, 2008, File No. 1-31747)
10.7	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10 K for the year ended March 31, 2009, File No. 1-31747)
10.8	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747) , by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), by addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747), and by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated September 28, 2015*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30,2015 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, June 30, 2015 and March 31, 2015, (ii) Condensed Consolidated Statements of Earnings for the three months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: September 28, 2015	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer
(principal executive officer)

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer
(principal financial officer)

