Form 10-Q
period 2015-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2015-12-02
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2015

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

At November 14, 2015, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.               CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	September 30, 2015	March 31, 2015
ASSETS
CURRENT ASSETS
Cash	$148,817	$49,427
Funds held by factor	-	631,906
Accounts receivable:
Trade, less allowance for doubtful accounts	452,698	381,254
Receivables from employees	59,502	53,990
Receivable from Hong Kong Joint Venture	81,380	135,768
	593,580	571,012

Amount due from factor	1,412,340	1,217,311
Inventories – finished goods	4,508,651	3,852,182
Prepaid expenses	337,509	438,745

TOTAL CURRENT ASSETS	7,000,897	6,760,583

INVESTMENT IN HONG KONG JOINT VENTURE	12,740,385	12,943,280
PROPERTY AND EQUIPMENT – NET	88,087	104,618
INTANGIBLE ASSET - NET	69,311	71,547
OTHER ASSETS	6,000	26,000

TOTAL ASSETS	$19,904,680	$19,906,028

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$1,001,007	$-
Accounts payable	558,798	668,846
Accounts payable - Hong Kong Joint Venture	752,789	299,985
Accrued liabilities:
Payroll and employee benefits	95,416	69,180
Commissions and other	53,512	111,020

TOTAL CURRENT LIABILITIES	2,461,522	1,149,031

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Retained earnings	3,399,953	4,588,332
Accumulated other comprehensive income	1,134,235	1,259,695
TOTAL SHAREHOLDERS’ EQUITY	17,443,158	18,756,997
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,904,680	$19,906,028

The accompanying notes are an integral part of these condensed consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2015	2014
		(Restated)
Net sales	$3,278,225	$2,223,943
Cost of goods sold – acquired from Joint Venture	2,519,022	1,601,148
Cost of goods sold – other	74,546	129,279

GROSS PROFIT	684,657	493,516

Research and development expense	147,128	259,982
Selling, general and administrative expense	1,153,830	1,119,244

Operating loss	(616,301)	(885,710)

Other income (expense):
Earnings (loss) from investment in Hong Kong Joint Venture	209,700	(235,902)
Interest (expense) income	(4,701)	9,348

NET LOSS	$(411,302)	$(1,112,264)

Loss per share:
Basic and diluted	(0.18)	(0.48)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended September 30,
	2015	2014
		(Restated)
Net sales	$6,214,715	$4,738,328
Cost of goods sold - acquired from Joint Venture	4,504,825	3,312,147
Cost of goods – other	142,806	321,177

GROSS PROFIT	1,567,084	1,105,004

Research and development expense	347,431	421,946
Selling, general and administrative expense	2,317,616	2,306,735

Operating loss	(1,097,963)	(1,623,677)

Other (expense) income:
Loss from investment in Hong Kong Joint Venture	(77,433)	(248,429)
Interest (expense) income	(12,983)	16,993

NET LOSS	$(1,188,379)	$(1,855,113)

Loss per share:
Basic and diluted	(0.51)	(0.80)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2015	2014	2015	2014
		(Restated)		(Restated)

NET LOSS	$(411,302)	$(1,112,264)	$(1,188,379)	$(1,855,113)

Other Comprehensive (Loss) Income
Company’s portion of Hong Kong Joint Venture’s other comprehensive (loss) income:
Currency translation	0	6,312	0	(20,396)
Unrealized (loss) gain on investment securities	(31,945)	(27,490)	(125,460)	38,086
Total Other Comprehensive (Loss) Income	(31,945)	(21,178)	(125,460)	17,690
COMPREHENSIVE LOSS	$(443,247)	$(1,133,442)	$(1,313,839)	$(1,837,423)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2015	2014
		(Restated)
OPERATING ACTIVITIES
Net loss	$(1,188,379)	$(1,855,113)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	18,769	23,472
Loss from investment in Hong Kong Joint Venture	77,433	248,429
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and amounts due from factor	(217,597)	668,805
(Increase) decrease in inventories, prepaid expenses, and other	(535,233)	1,367,357
Increase in accounts payable and accrued expenses	311,484	284,984

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,533,523)	737,934

FINANCING ACTIVITIES:
Proceeds from Line of Credit - Factor	1,001,007	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,001,007	-

NET (DECREASE) INCREASE IN CASH	(532,516)	737,934

Cash at beginning of period	681,333	2,050,993

CASH AT END OF PERIOD	$148,817	$2,788,927

SUPPLEMENTAL INFORMATION:
Interest paid	$12,983	-
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its majority owned subsidiaries. Except for the condensed consolidated balance sheet as of March 31, 2015, which was derived from audited financial statements, the accompanying condensed consolidated financial statements are unaudited. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2015 audited financial statements filed with the Securities and Exchange Commission on Form 10-K filed on August 25, 2015. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Going Concern, Liquidity, and Management Plans

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. Our history of operating losses, declining revenues on an annual basis, and limited financing raises substantial doubt about our ability to continue as a going concern. The Company had net losses of $1,188,379 for the six months ended September 30, 2015, and $3,704,985 and $4,450,244 for the fiscal years ended March 31, 2015 and 2014, respectively. The Company is monitoring its liquidity and working capital position in light of continued operating losses, and decreases in its cash and working capital position over the past four fiscal years of operations. In addition to the expanded factoring agreement with Merchant Factors Corporation (Merchant) as discussed below, the Company has negotiated payment terms on its trade accounts payable to the Hong Kong Joint Venture. The payment terms on the trade accounts payable to the Hong Kong Joint Venture provide ninety day repayment terms on up to $1,000,000 of purchases of the Company’s new sealed product line. The Company also believes that its cash position can be improved by a combination of reductions in inventory and by lowering expenses. In addition, the Company is prepared to initiate changes in its operations, if needed, to reduce its operating costs while maintaining its current level of customer service. However, there are potential risks, including that the Company’s revenues may not reach levels required to return to profitability, costs may exceed the Company’s estimates, or the Company’s working capital needs may be greater than anticipated. Any of these factors may change the Company’s expectation of cash usage in the remainder of the fiscal year ending 2016, and beyond, or may significantly affect the Company’s level of liquidity. These financial statements do not include any adjustments that might result from the Company not being able to continue as a going concern.

Line of Credit – Factor

On January 15, 2015, the Company entered into an expanded financing and discount factoring agreement with Merchant Factors Corporation for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. The agreement replaces the financing and factoring agreement with CIT which was terminated on the same date. In accordance with the provisions of the Discount Factoring Agreement with Merchant, the Company may take advances, recorded as a liability of the Company, equal to eighty percent (80%) of the factored trade accounts receivable balance less applicable factoring commissions. Additionally, the Discount Factoring Agreement with Merchant enables the Company to borrow up to fifty percent (50%) of eligible inventories subject to a borrowing limitation on inventory of $1,000,000. As of September 30, 2015 our borrowings under the Discount Factoring Agreement with Merchant totaled $ 1,001,007. Advances on factored trade accounts receivable and borrowing on inventories are secured by all of the Company’s trade accounts receivable and inventories, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 5.25% at September 30, 2015). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

Restatement of Previously Issued Financial Statements

Certain amounts appearing in the condensed consolidated financial statements as of September 30, 2014 and for the three and six month periods then ended have been restated to correct an error related to the recording of inventories and related cost of goods sold and accounts payable due to cut-off errors within the operations of the Company’s 50% owned Hong Kong Joint Venture. Those errors impacted the Company’s reported Investment in the Hong Kong Joint Venture and its related income (loss). The following is a summary of the financial statement line items affected by the restatement.

Three months ended September 30,
	2014 As Previously Stated	Adjustment	2014 (Restated)
Loss from investment in Hong Kong Joint Venture	$(77,850)	$(158,052)	$(235,902)
Net Loss	(954,212)	(158,052)	(1,112,264)
Comprehensive Loss	(975,390)	(158,052)	(1,133,442)

Six months ended September 30,
	2014 As Previously Stated	Adjustment	2014 (Restated)
Loss from investment in Hong Kong Joint Venture	$(90,377)	$(158,052)	$(248,429)
Net Loss	(1,697,061)	(158,052)	(1,855,113)
Comprehensive Loss	(1,679,371)	(158,052)	(1,837,423)

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

Joint Venture

The Company and its joint venture partner, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Hong Kong Joint Venture”), that manufactures security products in its facilities located in the People’s Republic of China. The following represents summarized balance sheet and income statement information of the Joint Venture as of and for the six months ended September 30, 2015 and 2014:

	2015	2014 As Previously Stated	2014 (Adjusted)	2014 (Restated)
Net sales	$10,236,562	$8,520,500	$0	$8,520,500
Gross profit	2,214,351	1,841,037	(363,734)	1,477,303
Net loss	(23,079)	(494,854)	(363,734)	(858,588)
Total current assets	11,705,386	17,222,188	0	17,222,188
Total assets	31,239,508	34,811,711	0	34,811,711
Total current liabilities	5,494,185	7,084,981	(363,734)	7,448,715
Total liabilities	5,494,185	7,084,981	(363,734)	7,448,715

During the six months ended September 30, 2015 and 2014 the Company purchased $4,853,808 and $2,424,356, respectively, of products directly from the Hong Kong Joint Venture for resale. For the six month periods ended September 30, 2015 and 2014 the Company has adjusted its earnings of the Joint Venture to reflect an increase of $171,224 and a decrease of $180,865, respectively, to eliminate inter-Company profit on purchases held by the Company in inventory.

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

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided whenever it is more likely than not that a deferred tax asset will not be realized. The Company established a full valuation allowance on its deferred tax assets to recognize that certain foreign tax credits expiring in future periods will likely not be realized. This determination was made based on continued taxable losses that were not in line with projections, as well as product offering delays which cause uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to expiration. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At September 30, 2015 and 2014, an allowance of approximately $57,000 has been provided for uncollectible trade accounts receivable.

Net Loss per Common Share

Basic earnings per common share are computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three or six month periods ended September 30, 2015 or 2014. As a result, basic and diluted weighted average common shares outstanding are identical for the three and six month periods ended September 30, 2015 and 2014.

Contingencies

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on consultation with legal counsel, that material losses from litigation are not reasonably possible.

Recent Accounting Pronouncements Not Yet Adopted

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in Accounting Standards Codification (ASC) 205, Presentation of Financial Statements. This update provides an explicit requirement for management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used throughout this Report, “we,” “our,” “the Company” “USI” and similar words refers to Universal Security Instruments, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting our current expectations with respect to our operations, performance, financial condition, and other developments. These forward-looking statements may generally be identified by the use of the words “may”, “will”, “believes”, “should”, “expects”, “anticipates”, “estimates”, and similar expressions. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve a number of risks and uncertainties. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, those risks identified in our periodic reports filed with the Securities and Exchange Commission, including “Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K filed on August 25, 2015.

overview

Certain amounts appearing in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the condensed consolidated financial statements as of September 30, 2014 and for the three and six month periods then ended have been restated to correct an error related to the recording of inventories and related cost of goods sold and accounts payable within the operations of the Company’s 50% owned Hong Kong Joint Venture as more fully descripted in the footnotes to the condensed consolidated financial statements.

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three and six month periods ended September 30, 2015 and 2014 relate to the operational results of the Company. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

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

Results of Operations

Three Months Ended September 30, 2015 and 2014

Sales. Net sales for the three months ended September 30, 2015 were $3,278,225 compared to $2,223,943 for the comparable three months in the prior fiscal year, an increase of $1,054,282 (47.4%). The primary reason for the increase in net sales volumes relates to the introduction and sales of the Company’s new sealed product line.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 20.9% and 22.2% of sales for the quarters ended September 30, 2015 and 2014, respectively. The decrease in gross profit margin was primarily due to the mix of products sold.

Expenses. Research and development expenses were $147,128 for the three month period ended September 30, 2015 compared to $259,982 for the comparable quarter of the prior year, a decrease of $112,854 (43.4%). The primary reasons for the decrease is the reduction of expenditures to independent testing facilities as the new sealed product line is completed.

Selling, general and administrative expenses were $1,153,830 at September 30, 2015, compared to $1,119,244 for the comparable three months in the prior year. As a percentage of net sales, these expenses decreased to 35.2% for the three month period ended September 30, 2015, from 50.3% for the 2014 period. The decrease of these costs as a percentage of net sales was primarily due to higher net sales as compared to fixed expenses that do not increase directly with increased sales.

Interest Expense and Other. Our interest expense, is $4,701 for the quarter ended September 30, 2015, compared to net interest income of $9,348 for the quarter ended September 30, 2014. The net interest expense or income is dependent upon amounts borrowed from the Factor netted against interest earned on balances maintained in an interest bearing account with our factor in the prior year.

Net Loss. We reported a net loss of $411,302 for the quarter ended September 30, 2015, compared to a net loss of $1,112,264 for the corresponding quarter of the prior fiscal year, a $700,962 (63.0%) improvement in the net loss. The primary reasons for the decrease in net loss are the increase in sales due to the introduction of our new sealed product line, as explained above, and due to earnings from the Hong Kong Joint Venture in the current period as compared to a loss by the Hong Kong Joint Venture in the previous period.

Six Months Ended September 30, 2015 and 2014

Sales. Net sales for the six months ended September 30, 2015 were $6,214,715 compared to $4,738,328 for the comparable six months in the prior fiscal year, an increase of $1,476,387 (31.2%). The primary reason for the increase in net sales volumes relates to the introduction and sales of the Company’s new sealed product line.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 25.2% for the period ended September 30, 2015 and 23.3% for the period ended September 30, 2014. The increase in gross profit margin was primarily due to the mix of products sold.

Expenses. Research and development expenses were $347,431 for the six months ended September 30, 2015 compared to $421,946 for the comparable period of the prior year, a decrease of $74,515 (17.7%). The primary reasons for the decrease is the reduction of expenditures to independent testing facilities as the new sealed product line is completed.

Selling, general and administrative expenses were $2,317,616 at September 30, 2015 compared to $2,306,735 for the comparable six months in the prior year. As a percentage of sales, these expenses were 37.3% for the six month period ended September 30, 2015 and 48.7% for the comparable 2014 period. The decrease of these costs as a percentage of net sales was primarily due to higher net sales as compared to fixed expenses that do not increase directly with increased sales.

Interest Expense and Other. Our interest expense was $12,983 for the six months ended September 30, 2015, compared to net interest income of $16,993 for the six months ended September 30, 2014. The net interest expense or income is dependent upon amounts borrowed from the Factor netted against interest earned on balances maintained in an interest bearing account with our factor in the prior year.

Net Loss. We reported a net loss of $1,188,379 for the six months ended September 30, 2015 compared to a net loss of $1,855,113 for the corresponding period of the prior fiscal year, an improvement in the net loss of $666,734 (35.9%). The primary reasons for the decrease in net loss are the increase in sales due to the introduction of our new sealed product line as explained above and due to a decrease in the loss from the Hong Kong Joint Venture in the current period as compared to the loss by the Hong Kong Joint Venture in the previous period.

Going Concern, Liquidity, and Management Plans

Our history of operating losses, declining revenues on an annual basis, and limited financing raises substantial doubt about our ability to continue as a going concern. The Company had net losses of $1,188,379 for the six months ended September 30, 2015, and $3,704,985 and $4,450,244 for the fiscal years ended March 31, 2015 and 2014, respectively. The Company is monitoring its liquidity and working capital position in light of continued operating losses, and decreases in its cash and working capital position over the past four fiscal years of operations. Our primary sources of liquidity at September 30, 2015 are our cash on hand, our Discount Factoring Agreement with Merchant, and projected cash flows from operating activities. In addition to the expanded factoring agreement with Merchant, the Company believes that its cash position can be improved by a combination of reductions in inventory and by lowering expenses. In addition, the Company is prepared to initiate changes in its operations, if needed, to reduce its operating costs while maintaining its current level of customer service. However, there are potential risks, including that the Company’s revenues may not reach levels required to return to profitability, costs may exceed the Company’s estimates, or the Company’s working capital needs may be greater than anticipated. Any of these factors may change the Company’s expectation of cash usage in the remainder of the fiscal year ending 2016, and beyond, or may significantly affect the Company’s level of liquidity.

Operating activities used cash of $1,533,523 for the six months ended September 30, 2015. This was primarily due to an increase in inventories and prepaid expenses of $535,233, an increase in trade accounts receivable and amounts due from factor of $217,597, and a loss from operations of $1,188,379, offset by an increase in accounts payable and accrued expenses of $311,484. For the same period last year, operating activities provided cash of $737,934, primarily as a result of decreases in accounts receivable, inventory and prepaid expenses and an increase in accounts payable and accrued expenses.

Financing activities provided cash of $1,001,007 during the six months ended September 30, 2015, which is comprised of advances on the line of credit from our factor.

No cash was provided by or used by investing activities during the six months ended September 30, 2015 or 2014.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three and six months ended September 30, 2015 were $5,624,057 and $10,236,562 respectively, compared to $4,855,600 and $8,520,500, respectively, for the comparable period in the prior fiscal year. The 15.8% and 20.1% respective increases in net sales by the Joint Venture for the three and six month periods are due to higher volumes of sales to the Company due to the introduction of the Company’s new sealed product line and also due to higher sales to unaffiliated customers primarily in Europe.

Gross Profit Margin. Gross margins of the Joint Venture for the three month period ended September 30, 2015 increased to 32.9% from 11.1% for the 2014 corresponding period. For the six month period ended September 30, 2015, gross margins were 21.6% compared to 17.3% for the same period of the prior year. Gross margins depend on sales volume of various products, with varying margins, accordingly, increased sales of higher margin products and decreased sales of lower margin products positively affect the overall gross margins.

Expenses. Selling, general and administrative expenses were $1,138,359 and $2,347,535, respectively, for the three and six month periods ended September 30, 2015, compared to $1,290,225 and $2,411,104 in the prior year’s respective periods. As a percentage of sales, expenses were 20.2% and 22.9% for the three and six month periods ended September 30, 2015, compared to 26.6% and 28.3% for the three and six month periods ended September 30, 2014. The changes in selling, general and administrative expense as a percent of sales for the three and six month periods were primarily due to costs that do not increase at the same rate as increases in sales volume.

Interest Income. Interest income on assets held for investment was $113,049 and $229,619 respectively, for the three and six month periods ended September 30, 2015, compared to interest income of $119,428 and $251,708, respectively, for the prior year’s periods. Interest income is dependent on the average balance of assets held for investment.

Net Income (Loss). Net earnings (loss) for the three and six months ended September 30, 2015 was $761,848 and $(23,079), respectively, compared to a net loss of $737,382 and $858,588, respectively, in the comparable periods last year. The 203.3% and 97.3% respective improvements in the net loss for the three and six month periods are due primarily to increased sales volume as noted above.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the six months ended September 30, 2015, working capital increased by $823,668 from $5,387,533 on March 31, 2015 to $6,211,201 on September 30, 2015.

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

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. For a detailed discussion on the application on these and other accounting policies, see Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended March 31, 2015 as filed with the Securities and Exchange Commission on August 25, 2015. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

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

Income Taxes. The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided whenever it is more likely than not that a deferred tax asset will not be realized. A full valuation allowance is provided on our deferred tax assets. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to the Amount Due from Factor has been provided. An allowance of $57,000 has been provided for uncollectible trade accounts receivable as of September 30, 2015 and 2014.

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

Off-Balance Sheet Arrangements. We have not created, and are not party to, any special-purpose or off balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our condensed financial statements and do not have any arrangements or relationships with entities that are not consolidated into our condensed financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as such item is defined in Rules 13a – 15(e) and 15d – 15(e) of the Exchange Act) that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures in accordance with applicable Securities and Exchange Commission guidance as of the end of the period covered by this quarterly report, and have concluded that disclosure controls and procedures were not effective as a result of material weaknesses identified as described in our Annual Report on Form 10-K for our fiscal year ended March 31, 2015, as filed with the Securities and Exchange Commission on August 25, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the identified material weaknesses, management believes that the financial statements and other financial information included in this report present fairly in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States of America.

With the oversight of our audit committee of our board of directors, we have since taken steps and plan to take additional measures to remediate the underlying causes of the material weakness described above and in our Annual Report on Form 10-K for our fiscal year ended March 31, 2015, as filed with the Securities and Exchange Commission on August 25, 2015.

Changes in Internal Control over Financial Reporting. Other than as described above there have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.4	Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.5	Amendment, dated December 22, 2009, to Amended and Restated Factoring Agreement between the Registrant and CIT dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2010, file No. 1-31747)
10.6	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.7	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.8	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747) , by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747), and by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated December 2, 2015*

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, September 30, 2015 and March 31, 2015, (ii) Condensed Consolidated Statements of Earnings for the three months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date:	December 2, 2015	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

		By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer

