Form 10-Q
period 2015-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2016-02-18
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2015

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

At February 16, 2016, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	December 31, 2015	March 31, 2015
ASSETS
CURRENT ASSETS
Cash	$227,138	$49,427
Funds held by factor	-	631,906
Accounts receivable:
Trade, less allowance for doubtful accounts	202,566	381,254
Receivables from employees	60,610	53,990
Receivable from Hong Kong Joint Venture	96,516	135,768
	359,692	571,012

Amount due from factor	2,580,354	1,217,311
Inventories – finished goods	4,597,465	3,852,182
Prepaid expenses	212,519	438,745

TOTAL CURRENT ASSETS	7,977,168	6,760,583

INVESTMENT IN HONG KONG JOINT VENTURE	12,082,513	12,943,280
PROPERTY AND EQUIPMENT – NET	79,821	104,618
INTANGIBLE ASSET - NET	68,193	71,547
OTHER ASSETS	6,000	26,000

TOTAL ASSETS	$20,213,695	$19,906,028

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$1,628,214	$-
Accounts payable	423,229	668,846
Accounts payable - Hong Kong Joint Venture	876,524	299,985
Accrued liabilities:
Payroll and employee benefits	100,261	69,180
Commissions and other	197,798	111,020

TOTAL CURRENT LIABILITIES	3,226,026	1,149,031

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Retained earnings	3,225,780	4,588,332
Accumulated other comprehensive income	852,919	1,259,695
TOTAL SHAREHOLDERS’ EQUITY	16,987,669	18,756,997
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,213,695	$19,906,028

The accompanying notes are an integral part of these condensed consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2015	2014

Net sales	$4,112,908	$2,371,016
Cost of goods sold – acquired from Joint Venture	2,727,122	1,726,909
Cost of goods sold – other	77,418	261,772

GROSS PROFIT	1,308,368	382,335

Research and development expense	147,640	150,651
Selling, general and administrative expense	1,141,668	992,284

Operating income (loss)	19,060	(760,600)

Other (expense) income:
Loss from investment in Hong Kong Joint Venture	(186,097)	(346,730)
Interest (expense) income	(7,135)	5,958

NET LOSS	$(174,172)	$(1,101,372)

Loss per share:
Basic and diluted	(0.08)	(0.48)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended December 31,
	2015	2014

Net sales	$10,327,622	$7,109,344
Cost of goods sold - acquired from Joint Venture	7,231,947	5,039,056
Cost of goods – other	220,224	582,949

GROSS PROFIT	2,875,451	1,487,339

Research and development expense	495,071	572,597
Selling, general and administrative expense	3,459,284	3,299,019

Operating loss	(1,078,904)	(2,384,277)

Other (expense) income:
Loss from investment in Hong Kong Joint Venture	(263,530)	(595,159)
Interest (expense) income	(20,118)	22,951

NET LOSS	$(1,362,552)	$(2,956,485)

Loss per share:
Basic and diluted	(0.59)	(1.28)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2015	2014	2015		2014

NET LOSS	$(174,172)	$(1,101,372)		$(1,362,552)	$(2,956,485)

Other Comprehensive (Loss) Income:
Company’s portion of Hong Kong Joint Venture’s other comprehensive (loss) income:
Currency translation	(268,350)	-		(268,350)	(20,396)
Unrealized (loss) gain on investment securities	(12,966)	(2,843)		(138,426)	35,243
Total Other Comprehensive (Loss) Income	(281,316)	(2,843)		406,776)	14,847
COMPREHENSIVE LOSS	$(455,488)	$(1,104,215)	$	$(1,769,328)	$(2,941,638)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(1,362,552)	$(2,956,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,151	34,995
Loss from investment in Hong Kong Joint Venture	263,530	595,159
Changes in operating assets and liabilities:
Decrease in funds held by Factor	631,906	-
(Increase) decrease in accounts receivable and amounts due from factor	(1,151,723)	757,136
(Increase) decrease in inventories, prepaid expenses, and other	(499,057)	658,774
Increase in accounts payable and accrued expenses	448,781	241,455

NET CASH USED IN OPERATING ACTIVITIES	(1,640,964)	(668,966)

INVESTING ACTIVITIES:
Cash distributions from Joint Venture	190,461	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	190,461	-

FINANCING ACTIVITIES:
Net proceeds from Line of Credit - Factor	1,628,214	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,628,214	-

NET INCREASE (DECREASE) IN CASH	177,711	(668,966)

Cash at beginning of period	49,427	2,050,993

CASH AT END OF PERIOD	$227,138	$1,382,027

SUPPLEMENTAL INFORMATION:
Interest paid	$20,118	-
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its majority owned subsidiaries. Except for the condensed consolidated balance sheet as of March 31, 2015, which was derived from audited financial statements, the accompanying condensed consolidated financial statements are unaudited. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US-GAAP) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2015 audited financial statements filed with the Securities and Exchange Commission (SEC) on Form 10-K filed on August 25, 2015. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Going Concern, Liquidity, and Management Plans

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern. Accordingly, assets and liabilities are recorded on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. Our history of operating losses, declining revenues in prior years, and limited financing options raises substantial doubt about our ability to continue as a going concern. The Company had net losses of $1,362,552 for the nine months ended December 31, 2015, and $3,704,985 and $4,450,244 for the fiscal years ended March 31, 2015 and 2014, respectively. The Company is monitoring its liquidity and working capital position in light of continued operating losses, and decreases in its cash and working capital position over the past four fiscal years of operations. In addition to the expanded factoring agreement with Merchant Factors Corporation (Merchant) as discussed below, the Company has negotiated payment terms on its trade accounts payable to the Hong Kong Joint Venture. The payment terms on the trade accounts payable to the Hong Kong Joint Venture provide ninety day repayment terms on up to $1,000,000 of purchases of the Company’s new sealed product line. The Company also believes that its cash position can be improved by a combination of reductions in inventory and by lowering expenses. In addition, the Company is prepared to initiate changes in its operations, if needed, to reduce its operating costs while maintaining its current level of customer service. However, there are potential risks, including that the Company’s revenues may not reach levels required to return to profitability, costs may exceed the Company’s estimates, or the Company’s working capital needs may be greater than anticipated. Any of these factors may change the Company’s expectation of cash usage in the remainder of the fiscal year ending March 31, 2016, and beyond, or may significantly affect the Company’s level of liquidity. These financial statements do not include any adjustments that might result from the Company not being able to continue as a going concern.

Line of Credit – Factor

On January 15, 2015, the Company entered into an expanded financing and discount factoring agreement with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. The agreement replaces the financing and factoring agreement with CIT which was terminated on the same date. In accordance with the provisions of the Discount Factoring Agreement with Merchant, the Company may take advances, recorded as a liability of the Company, equal to eighty percent (80%) of the uncollected non-recourse factored trade accounts receivable balance less applicable factoring commissions. Additionally, the Discount Factoring Agreement with Merchant enables the Company to borrow up to fifty percent (50%) of eligible inventories subject to a borrowing limitation on inventory of $1,000,000. As of December 31, 2015, our borrowings under the Discount Factoring Agreement with Merchant totaled $1,628,214 and the Company had remaining availability under the discount factoring agreement of approximately $1,016,000. The cumulative balance of advances on factored trade accounts receivable and borrowing on inventories is secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bears interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 5.50% at December 31, 2015). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Revenue Recognition

We recognize sales upon shipment of products net of applicable provisions for any discounts or allowances. The shipping date from our warehouse is the appropriate point of revenue recognition since upon shipment we have substantially completed our obligations which entitle us to receive the benefits represented by the revenues, and the shipping date provides a consistent point within our control to measure revenue. Customers may not return, exchange or refuse acceptance of goods without our approval. The Company will also enter into contracts with a customer to grant pre-approved rights of return of up to fifty percent of products sold on certain invoices to provide for and gain acceptance within certain markets. In the event a pre-approved right of return is granted, revenue recognition is deferred until the right of return expires. We have established allowances to cover anticipated doubtful accounts based upon historical experience.

Joint Venture

The Company and its joint venture partner, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Hong Kong Joint Venture”), that manufactures security products in its facilities located in the People’s Republic of China. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture as of and for the nine months ended December 31, 2015 and 2014:

	2015 (Unaudited)	2014 (Unaudited)

Net sales	$15,002,160	$12,508,403

Gross profit	2,779,556	1,989,858

Net loss	(359,513)	(1,521,820)

Total current assets	10,689,736	12,758,188

Total assets	29,543,358	32,804,224

Total current liabilities	5,079,527	6,025,207

Total liabilities	5,079,527	6,025,207

During the nine months ended December 31, 2015 and 2014, the Company purchased $5,811,404 and $4,844,335, respectively, of products directly from the Hong Kong Joint Venture for resale. For the nine month periods ended December 31, 2015 and 2014, the Company has adjusted its earnings of the Hong Kong Joint Venture to reflect an increase of $41,317 and a decrease of $165,751, respectively, to eliminate inter-Company profit on purchases held by the Company in inventory.

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

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided whenever it is more likely than not that a deferred tax asset will not be realized. The Company established a full valuation allowance on its deferred tax assets to recognize that net operating losses, and research and foreign tax credits expiring in future periods will likely not be realized. This determination was made based on continued taxable losses which cause uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to expiration. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

Accounts Receivable and Amount Due From Factor

The Company assigns the majority of its short-term receivables arising in the ordinary course of business to our factor on a non-recourse basis. At the time a receivable is assigned to our factor the credit risk associated with the credit worthiness of the debtor is assumed by the factor. The Company continues to bear any credit risk associated with delivery or warranty issues related to the products sold.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At December 31, 2015 and 2014, an allowance of approximately $57,000 has been provided for uncollectible trade accounts receivable.

Net Loss per Common Share

Basic earnings per common share are computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three or nine month periods ended December 31, 2015 or 2014. As a result, basic and diluted weighted average common shares outstanding are identical for the three and nine month periods ended December 31, 2015 and 2014.

Contingencies

The Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows in future years.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in Accounting Standards Codification (ASC) 205, Presentation of Financial Statements. This update provides an explicit requirement for management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has elected to early adopt ASU 2014-15. (See previous section entitled Going Concern, Liquidity and Management Plans.)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used throughout this Report, “we,” “our,” “the Company” “USI” and similar words refers to Universal Security Instruments, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting our current expectations with respect to our operations, performance, financial condition, and other developments. These forward-looking statements may generally be identified by the use of the words “may”, “will”, “believes”, “should”, “expects”, “anticipates”, “estimates”, and similar expressions. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve a number of risks and uncertainties. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, those risks identified elsewhere in this report and listed under “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2015, as filed with the SEC on August 25, 2015.

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our condensed consolidated financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method of accounting. Accordingly, the following discussion and analysis of the three and nine month periods ended December 31, 2015 and 2014 relate to the operational results of the Company. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

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

Results of Operations

Three Months Ended December 31, 2015 and 2014

Sales. Net sales for the three months ended December 31, 2015 were $4,112,908 compared to $2,371,016 for the comparable three months in the prior fiscal year, an increase of $1,741,892 (73.5%). The primary reason for the increase in net sales volumes relates to the introduction and sales of the Company’s new sealed product line and increased sales of carbon monoxide alarms during our third fiscal quarter.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 31.8% and 16.1% of sales for the quarters ended December 31, 2015 and 2014, respectively. The increase in gross profit margin was primarily due to the mix of products sold reflecting an increase in the sale of higher gross profit margin sealed battery products.

Expenses. Research and development expenses were $147,640 for the three month period ended December 31, 2015 compared to $150,651 for the comparable quarter of the prior year, a decrease of $3,011 (2.0%). The primary reason for the decrease is the reduction of expenditures to independent testing facilities associated with the new sealed product line.

Selling, general and administrative expenses were $1,141,668 at December 31, 2015, compared to $992,284 for the comparable three months in the prior year. As a percentage of net sales, these expenses decreased to 27.8% for the three month period ended December 31, 2015, from 41.9% for the 2014 period. The decrease of these costs as a percentage of net sales was primarily due to higher net sales as compared to certain expenses that do not increase directly with increased sales.

Interest Expense and Other. Our net interest expense, was $7,135 for the quarter ended December 31, 2015, compared to net interest income of $5,958 for the quarter ended December 31, 2014 as a result of borrowings on the line of credit. Net interest expense or income is dependent upon amounts borrowed from the Factor netted against interest earned on balances maintained in an interest bearing account with our factor in the prior year.

Net Loss. We reported a net loss of $174,172 for the quarter ended December 31, 2015, compared to a net loss of $1,101,372 for the corresponding quarter of the prior fiscal year, a $927,200 (84.2%) improvement in the net loss. The primary reasons for the decrease in net loss are the increase in sales due to the introduction of our new sealed product line, as explained above, and the decrease in the loss from the Hong Kong Joint Venture in the current period as compared to the loss by the Hong Kong Joint Venture in the previous period. (See page 13 for discussion on the results of operations of the Hong Kong Joint Venture.)

Nine Months Ended December 31, 2015 and 2014

Sales. Net sales for the nine months ended December 31, 2015 were $10,327,622 compared to $7,109,344 for the comparable nine months in the prior fiscal year, an increase of $3,218,278 (45.3%). The primary reason for the increase in net sales volumes relates to the introduction and sales of the Company’s new sealed product line and including increased sales of carbon monoxide alarms during our third fiscal quarter.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 27.8% for the period ended December 31, 2015 and 20.9% for the period ended December 31, 2014. The increase in gross profit margin was primarily due to the mix of products sold reflecting an increase in the sale of higher gross profit margin sealed battery products.

Expenses. Research and development expenses were $495,071 for the nine months ended December 31, 2015 compared to $572,597 for the comparable period of the prior year, a decrease of $77,526 (13.5%). The primary reasons for the decrease is the reduction of expenditures to independent testing facilities associated with the new sealed product line.

Selling, general and administrative expenses were $3,459,284 at December 31, 2015 compared to $3,299,019 for the comparable nine months in the prior year. As a percentage of sales, these expenses were 33.5% for the nine month period ended December 31, 2015 and 46.4% for the comparable 2014 period. The decrease of these costs as a percentage of net sales was primarily due to higher net sales as compared to certain expenses that do not increase directly with increased sales.

Interest Expense and Other. Our interest expense was $20,118 for the nine months ended December 31, 2015, compared to net interest income of $22,951 for the nine months ended December 31, 2014 as a result of borrowings on the line of credit. The net interest expense or income is dependent upon amounts borrowed from the Factor netted against interest earned on balances maintained in an interest bearing account with our factor in the prior year.

Net Loss. We reported a net loss of $1,362,552 for the nine months ended December 31, 2015 compared to a net loss of $2,956,485 for the corresponding period of the prior fiscal year, an improvement in the net loss of $1,593,933 (53.9%). The primary reasons for the decrease in net loss are the increase in sales due to the introduction of our new sealed product line as explained above and the decrease in the loss from the Hong Kong Joint Venture in the current period as compared to the loss by the Hong Kong Joint Venture in the previous period. (See page 13 for discussion on the results of operations of the Hong Kong Joint Venture.)

Going Concern, Liquidity, and Management Plans

Our history of operating losses, declining revenues in prior years, and limited financing raises substantial doubt about our ability to continue as a going concern. The Company had net losses of $1,362,552 for the nine months ended December 31, 2015, and $3,704,985 and $4,450,244 for the fiscal years ended March 31, 2015 and 2014, respectively. The Company is monitoring its liquidity and working capital position in light of continued operating losses, and decreases in its cash and working capital position over the past four fiscal years of operations. Our primary sources of liquidity at December 31, 2015 are our cash on hand, our Discount Factoring Agreement with Merchant, and projected cash flows from operating activities. In addition to the expanded factoring agreement with Merchant, the Company believes that its cash position can be improved by a combination of reductions in inventory and by lowering expenses. In addition, the Company is prepared to initiate changes in its operations, if needed, to reduce its operating costs while maintaining its current level of customer service. However, there are potential risks, including that the Company’s revenues may not reach levels required to return to profitability, costs may exceed the Company’s estimates, or the Company’s working capital needs may be greater than anticipated. Any of these factors may change the Company’s expectation of cash usage in the remainder of the fiscal year ending March 31, 2016, and beyond, or may significantly affect the Company’s level of liquidity.

Operating activities used cash of $1,640,964 for the nine months ended December 31, 2015. This was primarily due to an increase in inventories and prepaid expenses of $499,057, an increase in trade accounts receivable and amounts due from factor of $1,151,723, and a net loss of $1,362,552, offset by an increase in accounts payable and accrued expenses of $448,783, and a decrease in funds held by our Factor of $631,906. For the same period last year, operating activities used cash of $668,966, primarily as a result of the net loss of $2,956,485, offset by decreases in accounts receivable and amounts due from factor of $757,136, inventory and prepaid expenses of $658,774 and an increase in accounts payable and accrued expenses of $241,455.

Investing activities provided cash of $190,461 during the nine months ended December 31, 2015 from the distribution of dividends from the Hong Kong Joint Venture.

Financing activities provided cash of $1,628,214 during the nine months ended December 31, 2015, which is comprised of advances on the line of credit from our factor.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three and nine months ended December 31, 2015 were $4,765,598 and $15,002,160 respectively, compared to $3,987,903 and $12,508,403, respectively, for the comparable period in the prior fiscal year. The 19.5% and 19.9 % respective increases in net sales by the Joint Venture for the three and nine month periods are due to higher volumes of sales to the Company due to the introduction of the Company’s new sealed product line and higher sales to other unaffiliated customers.

Gross Profit Margin. Gross margins of the Joint Venture for the three month period ended December 31, 2015 decreased to 11.9% from 12.9% for the 2014 corresponding period. For the nine month period ended December 31, 2015, gross margins were 18.5% compared to 15.9% for the same period of the prior year. Gross margins depend on sales volume of various products, with varying margins, accordingly, increased sales of higher margin products and decreased sales of lower margin products positively affect the overall gross margins.

Expenses. Selling, general and administrative expenses were $915,688 and $3,263,223 respectively, for the three and nine month periods ended December 31, 2015, compared to $1,255,558 and $3,664,793 in the prior year’s respective periods. As a percentage of sales, expenses were 19.2% and 21.8% for the three and nine month periods ended December 31, 2015, compared to 31.5% and 29.3% for the three and nine month periods ended December 31, 2014. The changes in selling, general and administrative expense as a percent of sales for the three and nine month periods were primarily due to costs that do not increase at the same rate as increases in sales volume.

Interest Income. Interest income on assets held for investment was $125,903 and $355,522 respectively, for the three and nine month periods ended December 31, 2015, compared to interest income of $138,426 and $392,305, respectively, for the prior year’s periods. Interest income is dependent on the average balance of assets held for investment.

Net Loss. Net loss for the three and nine months ended December 31, 2015 was $336,434 and $359,513, respectively, compared to a net loss of $663,232 and $1,521,820, respectively, in the comparable periods last year. The 49.3% and 76.4% respective improvements in the net loss for the three and nine month periods are due primarily to increased sales volume as noted above.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the nine months ended December 31, 2015, working capital increased by $222,676 from $5,387,533 on March 31, 2015 to $5,610,209 on December 31, 2015.

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

Revenue Recognition. We recognize sales upon shipment of products net of applicable provisions for any discounts or allowances. The shipping date from our warehouse is the appropriate point of revenue recognition since upon shipment we have substantially completed our obligations which entitle us to receive the benefits represented by the revenues, and the shipping date provides a consistent point within our control to measure revenue. Customers may not return, exchange or refuse acceptance of goods without our approval. The Company will also enter into contracts with a customer to grant pre-approved rights of return of up to fifty percent of products sold on certain invoices to provide for and gain acceptance within certain markets. In the event a pre-approved right of return is granted, revenue recognition is deferred until the right of return expires. We have established allowances to cover anticipated doubtful accounts based upon historical experience.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to the Amount Due from Factor has been provided. An allowance of $57,000 has been provided for uncollectible trade accounts receivable as of December 31, 2015 and 2014.

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

Notwithstanding the identified material weaknesses, management believes that the financial statements and other financial information included in this report present fairly in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America.

With the oversight of the audit committee of our board of directors, management has since taken steps to address the identified material weaknesses including establishing additional review procedures over critical accounting functions, and establishing additional monitoring controls over transactions and cut-off procedures. Management plans to take additional measures including enhanced documentation of monitoring controls and review procedures to remediate the underlying causes of the material weaknesses referred to in our Annual Report on Form 10-K for our fiscal year ended March 31, 2015, as filed with the Securities and Exchange Commission on August 25, 2015.

Changes in Internal Control over Financial Reporting. Other than as described above there have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Amended and Restated Factoring Agreement between the Registrant and The CIT Group/Commercial Services, Inc. (“CIT”), dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.4	Amended and Restated Inventory Security Agreement between the Registrant and CIT, dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007, file No. 1-31747)
10.5	Amendment, dated December 22, 2009, to Amended and Restated Factoring Agreement between the Registrant and CIT dated June 22, 2007 (substantially identical agreement entered into by the Registrant’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2010, file No. 1-31747)
10.6	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.7	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.8	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747) , by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747), and by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated February 18, 2016

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, December 31, 2015 and March 31, 2015, (ii) Condensed Consolidated Statements of Earnings for the three and nine months ended December 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended December 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: February 18, 2016	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer