Form 10-K
period 2016-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2016-09-28
CIK 102109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2016 or

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

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the New York Stock Exchange (NYSE MKT LLC) on September 30, 2015, was $11,278,438.

The number of shares of common stock outstanding as of August 31, 2016 was 2,312,887.

documents incorporated by reference

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2016 Annual Meeting of Shareholders.

UNIVERSAL SECURITY INSTRUMENTS, INC.

2016 ANNUAL REPORT ON FORM 10-K

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

In 1989 we formed Eyston Company Limited, a limited liability company under the laws of Hong Kong, as a joint venture with a Hong Kong-based partner, to manufacture various products in the Peoples Republic of China (the “Hong Kong Joint Venture”). We currently own a 50% interest in the Hong Kong Joint Venture and are a significant customer of the Hong Kong Joint Venture (52.0% and 41.8% of its sales during fiscal 2016 and 2015 respectively), with the balance of its sales made to unrelated customers worldwide. We import all of our products from foreign suppliers. For the fiscal year ended March 31, 2016, approximately 97.0% of our purchases were imported from the Hong Kong Joint Venture.

Our sales for the year ended March 31, 2016 were $13,740,840 compared to $9,891,554 for the year ended March 31, 2015. We reported a net loss of $2,137,792 in fiscal 2016 compared to a net loss of $3,704,985 in fiscal 2015, a decrease in net loss of $1,567,193 (42.3%). The decrease in the net loss is primarily due to increased sales and the increased gross profit obtained on sales of the Company’s new line of sealed battery smoke, carbon monoxide, and combination alarms. Sales of these products have increased as the new line of products achieved independent certification and began selling throughout the fiscal year. The improvement in the net loss of the Company also reflects a $386,713 decrease in our loss from investment in the Hong Kong Joint Venture. Increased purchases by the Company of our new sealed battery alarms from the Hong Kong Joint Venture, as mentioned above, was a primary contributor to reducing the net loss of the Hong Kong Joint Venture.

The Company was incorporated in Maryland in 1969. Our principal executive office is located at 11407 Cronhill Drive, Suite A, Owings Mills, Maryland 21117, and our telephone number is 410-363-3000. Information about us may be obtained from our website www.universalsecurity.com. Copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, are available free of charge on our website as soon as they are filed with the Securities and Exchange Commission (SEC) through a link to the SEC’s EDGAR reporting system. Simply select the “Investor Relations” menu item, and then click on the “SEC Filings” link. The SEC’s EDGAR reporting system can also be accessed directly at www.sec.gov.

Safety Products

We market a line of residential smoke and carbon monoxide alarms under the trade names “UNIVERSAL” and “USI Electric” both of which are manufactured by the Hong Kong Joint Venture.

Our line of safety alarms consists of units powered by replaceable batteries, ten year sealed batteries, and electrical with battery backup alarms. Our replaceable battery products contain different types of batteries with different battery lives, and some with alarm silencers. The smoke alarms marketed to the electrical distribution trade also include hearing impaired and heat alarms with a variety of features. We also market door chimes and ventilation products.

Over the past several fiscal years we have added significantly to our intellectual property portfolio. Since 2010 the United States Patent and Trademark Office has awarded eight patents to the Company, many being applied to our “Smart Alarm Technology” developed to significantly reduce nuisance alarms. This “Smart Alarm Technology” is being incorporated into our new sealed battery alarms. In addition, certain of our detector designs have also been awarded patents. We consider these patented enhancements to form a core part of the Company’s “next generation” safety product line. The Company has also been awarded foreign patents for its technology. The Company has actively pursued development of an array of unique packaging and source identifiers with the intent of promoting consumer association with our Company’s “next generation” product line. These efforts have resulted in eight new Trademark registrations being granted by the United States Patent and Trademark Office.

We also submitted each of our new products for independent testing agency approval, and have introduced products into the marketplace as approvals were received. This process began during the fourth quarter of our 2010 fiscal year and continues with the development and testing of our sealed battery alarms. Currently, we have received independent testing agency approvals on certain sealed battery products and we are awaiting approval of additional models of our sealed battery products before our entire line of new products will have been introduced to the market by the end of our fiscal year ending March 31, 2017.

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

A significant portion of our sales are made by approximately 36 independent sales organizations, compensated by commission, which represents approximately 230 sales representatives, some of which have warehouses where USI Electric products are maintained for sale. In addition, the Company has established a national distribution system with eight regional stocking warehouses throughout the United States which generally enables customers to receive their orders the next day without paying for overnight freight charges. Our agreements with these sales organizations are generally cancelable by either party upon 30 days’ notice. We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business. Sales are also made directly by the officers and full-time employees of the Company and our USI Electric subsidiary, seven of whom have other responsibilities for the Company. Sales outside the United States are made by our officers and through exporters, and amounted to approximately 4.8% in fiscal 2016 and 9.9% of total net sales in fiscal 2015.

We also market our products through our website and through our own sales catalogs and brochures, which are mailed directly to trade customers. Our customers, in turn, may advertise our products in their own catalogs and brochures and in their ads in newspapers and other media. We also exhibit and sell our products at various trade shows, including the annual National Hardware Show.

Our backlog of orders as of March 31, 2016 was approximately $631,000. Our backlog as of March 31, 2015 was approximately $231,000. This increase in backlog is primarily due to the timing of orders of our safety products.

Hong Kong Joint Venture

We have a 50% interest in Eyston Company Limited, the Hong Kong Joint Venture, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of certain of our electronic and electrical products.

We believe that the Hong Kong Joint Venture arrangement will ensure a continuing source of supply for a majority of our safety products at competitive prices. During fiscal years 2016 and 2015, 97.0% and 87.3%, respectively, of our total inventory purchases were made from the Hong Kong Joint Venture. The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms. Negative changes in economic and political conditions in China or any other adversity to the Hong Kong Joint Venture will unfavorably affect the value of our investment in the Hong Kong Joint Venture and would have a material adverse effect on the Company’s ability to purchase products for distribution.

Our purchases from the Hong Kong Joint Venture represented approximately 52.0% of the Hong Kong Joint Venture’s total sales during fiscal 2016 and 41.8% of total sales during fiscal 2015, with the balance of the Hong Kong Joint Venture’s sales being primarily made in Europe and Australia, to unrelated customers. The Hong Kong Joint Venture’s sales to unrelated customers were $8,502,710 in fiscal 2016 and $9,162,424 in fiscal 2015. Please see Note C of the consolidated financial statements, and management’s discussion and analysis of financial condition and results of operations, for a comparison of annual sales and earnings of the Hong Kong Joint Venture.

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

Competition

In fiscal years 2016 and 2015, sales of safety products accounted for substantially all of our total sales. In the sale of smoke alarms and carbon monoxide alarms, we compete in all of our markets with First Alert and Walter Kidde Portable Equipment, Inc. These companies have greater financial resources and financial strength than we have. We believe that our safety products compete favorably in the market primarily on the basis of styling, features and pricing.

The safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Employees

As of March 31, 2016, we had 15 employees, 10 of whom are engaged in administration and sales, and the balance of whom are engaged in product development. Our employees are not unionized, and we believe that our relations with our employees are satisfactory.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Effective January 2009, we entered into a ten year operating lease for a 12,000 square foot office and warehouse located in Baltimore County, Maryland. In June 2009, we amended this lease to include an additional 3,000 square feet of warehouse space contiguous to our existing warehouse in Baltimore County, Maryland. Monthly rental expense, with common area maintenance, currently approximates $13,000 and increases 3% per year.

Effective March 2003, we entered into an operating lease for an approximately 1,800 square foot office in Naperville, Illinois. This lease was renewed in March 2015 and increased to approximately 3,400 square feet and extends through February 2017. The monthly rental, with common area maintenance, approximated $5,000 per month during the current fiscal year and is subject to increasing rentals of 3% per year.

The Hong Kong Joint Venture currently operates an approximately 100,000 square foot manufacturing facility in the Guangdong province of Southern China and two manufacturing facilities in the Fujian province of Southern China totaling approximately 300,000 square feet. The Hong Kong Joint Venture’s offices and warehouses are leased pursuant to two-five year leases with rental payments of approximately $22,000 per month.

The Company believes that its current facilities, and those of the Hong Kong Joint Venture, are currently suitable and adequate.

ITEM 3.	LEGAL PROCEEDINGS

From time to time the Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows in future years.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

Harvey B. Grossblatt	69	President, Chief Operating Officer and Chief Executive Officer

James B. Huff	64	Chief Financial Officer, Secretary and Treasurer

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

Market for Common Stock

Our common stock, $.01 par value (the “Common Stock”) trades on the NYSE MKT LLC exchange, under the symbol UUU. As of March 31, 2016, there were 160 record holders of the Common Stock. The closing price for the Common Stock on that date was $4.12. We have not paid any cash dividends on our common stock, and it is our present intention to retain all cash flow for use in future operations. The following table sets forth the high and low prices for the Common Stock for each full quarterly period during the fiscal years indicated.

Fiscal Year Ended March 31, 2016
First Quarter	High	$6.81
	Low	$5.44

Second Quarter	High	$6.88
	Low	$5.01

Third Quarter	High	$6.02
	Low	$4.15

Fourth Quarter	High	$5.05
	Low	$3.11

Fiscal Year Ended March 31, 2015
First Quarter	High	$4.65
	Low	$4.11

Second Quarter	High	$4.75
	Low	$3.58

Third Quarter	High	$6.45
	Low	$4.49

Fourth Quarter	High	$6.54
	Low	$4.95

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including Risk Factors discussed in earlier filings, and other risks could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. We do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50% owned Hong Kong Joint Venture. Our consolidated financial statements detail our sales and other operational results, and report the financial results of the Hong Kong Joint Venture that is accounted for using the equity method of accounting. Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2016 and 2015 relate to the operational results of the Company and its consolidated subsidiary only and includes the Company’s equity share of earnings in the Hong Kong Joint Venture. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Hong Kong Joint Venture.”

While we believe that our overall sales are likely affected by the current global economic situation, we believe that we are specifically negatively impacted by the severe downturn in the U.S. housing market that occurred in 2008. Although there has since been improvement in the industry, it has not returned to pre-2008 performance. As stated elsewhere in this report, our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies); every downturn in new home construction and new home sales negatively impacts sales by our USI Electric subsidiary. Our operating results for the current fiscal years ended March 31, 2016 and 2015 continue to be significantly impacted by the economic conditions of the U.S. housing market. We anticipate that when and as the housing market continues to improve, sales by our USI Electric subsidiary will improve, as well.

We further believe that our fiscal 2016, and to a lesser extent our fiscal 2015, retail sales were positively impacted by the movement of the smoke and carbon monoxide alarm retail markets toward ten-year sealed alarms to comply with new laws passed in several states, including California and New York. In May 2014, the Company previewed eleven new sealed smoke and carbon monoxide alarms at the International Hardware Show in Las Vegas, and the Company’s prospective customers’ responses were very positive. As the Company continues its introduction of its new line of sealed battery units, the Company expects increased sales and higher gross profit margins. The complete line of sealed units is expected to be available for sale by the end of our fiscal year ending March 31, 2017.

Comparison of Results of Operations for the Years Ended March 31, 2016 and 2015

Sales. In fiscal year 2016, our net sales are $13,740,840 compared to sales in the prior year of $9,891,554, an increase of $3,849,286 (38.9%). The increase in sales is primarily attributable to the introduction during the current fiscal year of the Company’s new sealed battery safety alarms.

Gross Profit. Gross profit percentage is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit percentage for the fiscal year ended March 31, 2016 was 27.5% compared to 23.5% in fiscal 2015. The increase in 2016 gross margin is attributed to the mix of products sold that includes a higher percentage of the Company’s new sealed battery safety alarms that generally have higher margins.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $4,480,330 in fiscal 2016 from $4,175,584 in fiscal 2015. As a percentage of net sales, these expenses were 32.6% for the fiscal year ended March 31, 2016 and 42.2% for the fiscal year ended March 31, 2015. The increase in dollars primarily reflects higher audit costs, an increase in rebates and commissions, and increased insurance expense incurred during the fiscal year ended March 31, 2016, and the decrease as a percentage is due to a comparison to higher sales in fiscal 2016.

Research and Development. Research and development expense for the fiscal year ended March 31, 2016 was $665,278, of which approximately $500,000 was for new product development. Research and development expense for the fiscal year ended March 31, 2015 was $776,778, of which approximately $600,000 was for new product development. The decrease in overall research and development expense for the 2016 period compared to the 2015 period was due to the completion of independent testing of certain new products in development.

Interest Expense. For the fiscal year ended March 31, 2016, the Company incurred interest expense of $29,768 related to borrowing costs principally associated with amounts incurred on extended trade payables due to the Hong Kong Joint Venture. Amounts borrowed from the Hong Kong Joint Venture are restricted to the purchase of the Company’s new sealed battery alarms and bear interest at 3.25%, are for a term of ninety (90) days, and are unsecured.

Interest Income. Interest income for the fiscal year ended March 31, 2015 consisted of interest earned on cash deposits with our factor. During the fiscal years ended March 31, 2015, we earned interest of $22,826 from these deposits.

Income Taxes. For the fiscal years ended March 31, 2016 and 2015, our statutory Federal tax rate was 34.0%. The income tax rate indicated by the provision for income tax expense as shown on the Consolidated Statements of Operations for the fiscal years ended March 31, 2016 and 2015 varies from the expected statutory rate. Footnote H to the financial statements provides a reconciliation of the amount of tax that would be expected at statutory rates and the amount of tax expense or benefit provided at the effective rate of tax for each fiscal period.

Net Loss. We reported a net loss of $2,137,792 for the fiscal year 2016, compared to a net loss of $3,704,985 for fiscal 2015, a $1,567,193 (42.3%) improvement in net loss. The improvement in the net loss is primarily due to increased sales of the Company’s new line of sealed battery safety alarms and generally higher gross profit associated with the sale of those products.

Our loss from investment in the Hong Kong Joint Venture decreased to $741,846 in fiscal 2016 from a loss of $1,128,559 in fiscal 2015, a $386,713 (34.3%) improvement in the loss. See “Hong Kong Joint Venture” below for further discussion regarding the operations of the Hong Kong Joint Venture.

Financial Condition, Liquidity and Capital Resources

The Company had net losses of $2,137,792 and $3,704,985 for the years ended March 31, 2016 and 2015, respectively. Furthermore, as of March 31, 2016, working capital (computed as the excess of current assets over current liabilities) decreased by $1,147,951 from $5,611,552 on March 31, 2015, to $4,463,601 on March 31, 2016.

Our operating activities used cash of $822,957 for the year ended March 31, 2016 principally as a result of a net loss of $2,137,792. The net loss was partially offset by the non-cash loss of the Hong Kong Joint Venture of $741,846, and an increase in accounts payable and accrued expenses of $659,222. Our operating activities used cash of $1,369,660 for the year ended March 31, 2015 principally as a result of a net loss of $3,704,985. The net loss was partially offset by the non-cash loss of the Hong Kong Joint Venture of $1,128,559, decreases in accounts receivable and amounts due from factor of $554,699, decreases in inventories of $288,131, and an increase in accounts payable and accrued expenses of $363,468.

Our investing activities provided cash of $822,367 during the fiscal year ended March 31, 2016 resulting from the withdrawal of funds held by the factor of $631,906 and dividends received from the Hong Kong Joint Venture of $190,461. Our investing activities used cash of $631,906 during the fiscal year ended March 31, 2015 resulting from the deposit of funds held by the factor.

Financing activities provided cash of $313,891 during the fiscal year ended March 31, 2016 as a result of cash advances against factored trade accounts receivable with our factor. There were no financing activities during the year ended March 31, 2015.

Management believes that sales by the Company and by our USI Electric subsidiary have been negatively impacted by the ongoing downturn in the U.S. housing market and delays in commencing sales of the Company’s new line of sealed smoke and carbon monoxide (CO) alarms. The new line of sealed smoke and carbon monoxide alarms began selling during the current fiscal year and management has noted an improvement in sales related to these items. Management believes that with an improved housing market and sales of our new sealed products, the Company will improve profitability. The Company has completed and received approval of its complete line of sealed ionization models, and is continuing to develop its line of sealed photoelectric products that it expects to be completed during the fiscal year ending March 31, 2017.

Our sealed products will compete on price and functionality as we continue to introduce them to the market with similar products offered by our larger competitors. While we believe there will be market acceptance of our new products we cannot be assured of this. Should our products not achieve the level of acceptance we anticipate, this will have a significant impact on our future operations, and our sales may decline, potentially impacting our ability to continue operating in our current fashion.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant. Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. In addition, we have secured extended payment terms for purchases up to $2,000,000 from our Hong Kong Joint Venture for the purchase of the new sealed battery products. These amounts are unsecured, bear interest at 3.25%, and provide for repayment terms of ninety days for each advance thereunder. The combined unused availability of these facilities totaled approximately $3,338,000 at March 31, 2016.

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales of the Company’s new line of sealed battery safety alarms, decreasing payroll expenses, and seeking additional financing on our existing credit facility. The Company has seen positive results on this plan during the fiscal year ended March 31, 2016 due to the release of certain of its sealed battery products and management expects this growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

Hong Kong Joint Venture

In fiscal year 2016, sales of the Hong Kong Joint Venture were $17,581,195 compared to $15,753,815 in fiscal 2015. During the fiscal year ended March 31, 2016, sales to the Company increased compared to the prior year by approximately $2,493,000 principally due to sales of the new sealed battery product line.

Gross margins of the Hong Kong Joint Venture for fiscal year 2016 decreased to 13.3% from 15.3% in the prior fiscal year. The primary reason for the decrease is the decrease in margins realized on sales to unaffiliated customers and product mix.

Selling, general and administrative expenses of the Hong Kong Joint Venture for fiscal 2016 were $4,338,438, compared to $5,245,720 in the prior fiscal year. The reasons for the decrease were due to lower labor costs, gains on investment sales, lower depreciation and classification of production costs in the current year to more accurately reflect their contribution as production costs. As a percentage of sales, these expenses were 24.7% and 33.3%, respectively, for the fiscal years ended March 31, 2016 and 2015.

Investment income and interest income, net of interest expense, was $537,048 for fiscal year 2016, compared to $674,961 for fiscal year 2015.

Net loss was $1,584,012 for fiscal year 2016 compared to a net loss of $2,418,189 for the fiscal year ended March 31, 2015. The improvement in the net loss for fiscal 2016 was primarily due to increased sales to the Company of new sealed battery safety alarms.

Cash needs of the Hong Kong Joint Venture are currently met by cash on hand. Working capital increased to $6,144,962 as of March 31, 2016 from $5,387,534 as of March 31, 2015.

Related Party Transactions

Pursuant to its written charter, the Audit Committee of the Board of Directors of the Company reviews and approves all transactions with related persons that are required to be disclosed under applicable regulation. During the fiscal year ended March 31, 2016 and 2015, inventory purchases and other company expenses of approximately $493,000 and $385,000, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt received mileage benefits from these charges and the Company utilized some of these benefits. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2016 and 2015 amounted to $66,884 and $65,420, respectively, and the amount outstanding at March 31, 2016 and 2015 is $66,884 and $20,206, respectively.

Critical Accounting Policies

Management’s discussion and analysis of our consolidated financial statements and results of operations is based upon our consolidated financial statements included as part of this document. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to bad debts, inventories, income taxes, impairment of long-lived assets, and contingencies and litigation. We base these estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of its consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note A to the consolidated financial statements, included in this Annual Report. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

Income Taxes: The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements. These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided whenever it is more likely than not that a deferred tax asset will not be realized. After a review of projected taxable income and the components of the deferred tax asset in accordance with applicable accounting guidance it was determined that it is more likely than not that the tax benefits associated with the remaining components of the deferred tax assets will not be realized. This determination was made based on the Company’s recent history of losses from operations and the uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to their expiration. Accordingly, a valuation allowance was established to fully offset the value of the deferred tax assets. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

The Company follows ASC 740-10 which provides guidance for tax positions related to the recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our consolidated financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.  Interest and penalties, if any, related to income tax matters are recorded as income tax expenses.

Revenue Recognition: We recognize sales upon shipment of products net of applicable provisions for any discounts or allowances. The shipping date from our warehouse is the appropriate point of revenue recognition since upon shipment we have substantially completed our obligations which entitle us to receive the benefits represented by the revenues, and the shipping date provides a consistent point within our control to measure revenue. Customers may not return, exchange or refuse acceptance of goods without our approval. However, the Company has entered into an agreement with a customer to grant pre-approved rights of return of up to fifty percent of products sold on certain invoices to provide for and gain acceptance within certain markets. When a pre-approved right of return is granted, revenue recognition is deferred until the right of return expires. We have established allowances to cover anticipated doubtful accounts based upon historical experience. The Company reflects the factored accounts receivable as Amount due from Factor with the corresponding advance from the Factor reflected separately as Line of Credit – Factor. The Company assigns trade receivables on a pre-approved non-recourse basis to the Factor under the Factoring Agreement on an ongoing basis.

Inventories: Inventories are valued at the lower of cost or market. Cost is determined on the first in/first out method. We evaluate inventories on a quarterly basis and write down inventory that is deemed obsolete or unmarketable in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Off-Balance Sheet Arrangements. We have not created, and are not party to, any special-purpose or off balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements and do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

Recently Issued Accounting Pronouncements

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements. This update provides an explicit requirement for management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has elected to early adopt ASU 2014-15 which did not have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. This guidance is effective for annual periods beginning on or after December 15, 2017, including interim reporting periods within that reporting period and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently assessing the impact that adopting this new accounting standard will have on the consolidated financial statements and footnote disclosures.

Other recently issued ASU’s were evaluated and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as such item is defined in Rules 13a – 15(e) and 15d – 15(e) of the Exchange Act) that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures in accordance with applicable Securities and Exchange Commission guidance as of the end of the period covered by this annual report, and have concluded that disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting as discussed below.

Material weaknesses arose in our oversight of the accounting function and disclosure controls and procedures of the Hong Kong Joint Venture (HKJV). The HKJV is a material component of the Company’s consolidated financial statements. The Company has discussed this weakness with management of the HKJV and is monitoring implementation of suggested improvements.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with US GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our Chief Financial Officer, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2016 for the reasons described above.

Changes in Internal Control over Financial Reporting.

During the current fiscal year management remediated material weaknesses related to our domestic operations noted in the prior year’s evaluation of the effectiveness of our internal control over financial reporting. These weaknesses related to the reconciliation of account balances and period end cut-off procedures, as well as the application of period costs to the inventory as burden. The remediation involved additional procedures implemented to review reconciliations and cut-off procedures of account balances and modification to and the standardization of the application of period costs to the inventory as burden. Except for the remediation of the material weakness related to our domestic operations, there have been no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2016.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement filed pursuant to Regulation 14A and issued in conjunction with the 2016 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS

(a)1. Financial Statements.

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)
10.4	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.5	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.6	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747) , by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747) ), and by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 1-31747)
23.1	Consent of Marcum LLP*
23.2	Consent of Grant Thornton LLP*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications*
99.1	Press Release dated September 28, 2016*
101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the years ended March 31, 2016 and 2015; (iii) Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.

September 28, 2016	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey B. Grossblatt	President, Chief Executive Officer	September 28, 2016
Harvey B. Grossblatt	and Director

/s/ James B. Huff	Chief Financial Officer	September 28, 2016
James B. Huff	(principal financial officer and
principal accounting officer)

/s/ Cary Luskin	Director	September 28, 2016
Cary Luskin

/s/ Ronald A. Seff	Director	September 28, 2016
Ronald A. Seff

/s/ Ira Bormel	Director	September 28, 2016
Ira Bormel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Universal Security Instruments, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Universal Security Instruments, Inc. and Subsidiary (the “Company”) as of March 31, 2016, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Security Instruments, Inc. and Subsidiary, as of March 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

Marcum llp

Philadelphia, Pennsylvania

September 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Universal Security Instruments, Inc.

We have audited the accompanying consolidated balance sheet of Universal Security Instruments, Inc. (a Maryland corporation) and Subsidiary (the “Company”) as of March 31, 2015, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform and audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Security Instruments, Inc. and Subsidiary as of March 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

McLean, VA

August 25, 2015

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$362,728	$49,427
Funds held by factor	-	631,906
Accounts receivable:
Trade, less allowance for doubtful accounts	17,389	381,254
Receivables from employees	62,090	53,990
Receivable from Hong Kong Joint Venture	60,506	135,768
	139,985	571,012

Amount due from factor	1,789,619	1,217,311
Inventories – finished goods	3,883,247	3,852,182
Prepaid expenses	410,166	438,745

TOTAL CURRENT ASSETS	6,585,745	6,760,583

INVESTMENT IN HONG KONG JOINT VENTURE	11,779,663	12,943,280
PROPERTY AND EQUIPMENT - NET	71,556	104,618
INTANGIBLE ASSETS - NET	67,075	71,547
OTHER ASSETS	6,000	26,000

TOTAL ASSETS	$18,510,039	$19,906,028

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit - factor	$313,891	$-
Accounts payable - trade	587,343	668,846
Accounts payable - Hong Kong Joint Venture	1,070,103	299,985
Accrued liabilities:
Accrued payroll and employee benefits	76,480	69,180
Accrued commissions and other	74,327	111,020

TOTAL CURRENT LIABILITIES	2,122,144	1,149,031

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; 20,000,000 shares authorized, 2,312,887 shares issued and outstanding at March 31, 2016 and 2015	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Retained earnings	2,450,540	4,588,332
Accumulated other comprehensive income	1,028,385	1,259,695
TOTAL SHAREHOLDERS’ EQUITY	16,387,895	18,756,997

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,510,039	$19,906,028

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2016	2015

Net sales	$13,740,840	$9,891,554
Cost of goods sold – acquired from Joint Venture	9,670,761	6,616,789
Cost of goods sold - other	290,649	946,655

GROSS PROFIT	3,779,430	2,328,110

Selling, general and administrative expense	4,480,330	4,175,584
Research and development expense	665,278	776,778

Operating loss	(1,366,178)	(2,624,252)

Other (expense) income :
Loss from investment in Hong Kong Joint Venture	(741,846)	(1,128,559)
Interest (expense) income	(29,768)	22,826

Loss from operations before income taxes	(2,137,792)	(3,729,985)

Income tax benefit	-	25,000

NET LOSS	$(2,137,792)	$(3,704,985)

Loss per share:
Basic and diluted	$(0.92)	$(1.60)

Shares used in computing net loss per share:
Weighted average basis and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended March 31,
	2016	2015

NET LOSS	$(2,137,792)	$(3,704,985)

Other Comprehensive (Loss) Income
Company’s Portion of Hong Kong
Joint Venture’s Other Comprehensive
(Loss) Income:
Currency translation	(156,983)	(53,289)
Unrealized (loss) gain on investment securities	(74,327)	122,856

Total Comprehensive (Loss) Income	(231,310)	69,567

COMPREHENSIVE LOSS	$(2,369,102)	$(3,635,418)

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Total

Balance at April 1, 2014	2,312,887	$23,129	$12,885,841	$8,293,317	$1,190,128	$22,392,415

Currency translation					(53,289)	(53,289)

Unrealized gain on securities					122,856	122,856

Net loss				(3,704,985)		(3,704,985)

Balance at March 31, 2015	2,312,887	23,129	12,885,841	4,588,332	1,259,695	18,756,997

Currency translation					(156,983)	(156,983)

Unrealized gain on securities					(74,327)	(74,327)

Net loss				(2,137,792)		(2,137,792)

Balance at March 31, 2016	2,312,887	$23,129	$12,885,841	$2,450,540	$1,028,385	$16,387,895

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(2,137,792)	$(3,704,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,534	46,067
Deferred income tax benefit	-	(25,000)
Loss from investment in Hong Kong Joint Venture	741,846	1,128,559

Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable and amounts due from factor	(141,281)	554,699
(Increase) Decrease in inventories	(31,065)	288,131
Decrease (Increase) in prepaid expenses	28,579	(32,733)
Increase in accounts payable and accrued expenses	659,222	363,468
Decrease in other assets	20,000	12,134

NET CASH USED IN OPERATING ACTIVITIES	(822,957)	(1,369,660)

INVESTING ACTIVITIES:
Change in funds held by factor	631,906	(631,906)
Cash distributions from Joint Venture	190,461	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	822,367	(631,906)

FINANCING ACTIVITIES:
Net proceeds from line of credit - factor	313,891	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	313,891	-

INCREASE (DECREASE) IN CASH	313,301	(2,001,566)

Cash at beginning of period	49,427	2,050,993

CASH AT END OF PERIOD	$362,728	$49,427

Supplemental information:
Interest paid	$29,768	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Universal Security Instruments, Inc.’s (the “Company”) primary business is the sale of smoke alarms and other safety products to retailers, wholesale distributors and to the electrical distribution trade which includes electrical and lighting distributors as well as manufactured housing companies. The Company imports all of its safety and other products from foreign manufacturers. The Company, as an importer, is subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions and currency fluctuations.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary USI Electric, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. We believe that our 50% ownership interest in the Hong Kong Joint Venture allows us to significantly influence the operations of the Hong Kong Joint Venture. As such, we account for our interest in the Hong Kong Joint Venture using the equity method of accounting. We have included our investment balance as a non-current asset and have included our share of the Hong Kong Joint Venture’s loss in our consolidated statements of operations. The investment and earnings are adjusted to eliminate intercompany profits.

Use of Estimates: In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (US-GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash: The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk with cash.

Funds Held by Factor: This amount represents funds held with the Merchant Factors Corporation (Merchant or Factor) the Company’s factor. These amounts are demand deposits that are not considered cash equivalents as the Factor does not meet the definition of a financial institution.

Revenue Recognition: The Company recognizes sales upon shipment of products, when title has passed to the buyer, net of applicable provisions for any discounts or allowances. We recognize revenue when the following criteria are met: evidence of an arrangement exists; fixed and determinable fee; delivery has taken place; and collectability is reasonably assured. Customers may not return, exchange or refuse acceptance of goods without our approval. However, the Company has entered into an agreement with a customer to grant pre-approved rights of return of up to fifty percent of products sold on certain invoices to provide for and gain acceptance within certain markets. When a pre-approved right of return is granted, revenue recognition is deferred until the right of return expires. We have established allowances to cover anticipated doubtful accounts based upon historical experience.

Accounts Receivable: The Company assigns the majority of its trade receivables on a pre-approved non-recourse basis to the Factor under the Factoring Agreement on an ongoing basis. Factoring charges recognized on assignment of receivables are included in selling, general and administrative expenses in the consolidated statements of operations and amounted to $102,176 and $68,100 for the years ended March 31, 2016 and 2015, respectively. The Factoring Agreement for the assignment of accounts receivable expires on January 6, 2018 and provides for continuation of the program on successive two year periods until terminated by one of the parties to the Agreement.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At March 31, 2016 and 2015, an allowance of $57,000 has been provided for uncollectible trade accounts receivable.

Inventories: Inventories are stated at the lower of cost (first in/first out method) or market. Included as a component of finished goods inventory are additional non-material costs. These costs include overhead costs, freight, import duty and inspection fees. We evaluate inventories on a quarterly basis and write down inventory that is considered obsolete or unmarketable in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The factors considered in performing this assessment include current operating results, anticipated future results, the manner in which the asset is used and the effects of obsolescence, demand, competition and other economic factors. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows is less than the assets’ carrying value, and losses are determined based upon the excess carrying value of the assets over its fair value. Based on this assessment, no impairment to long-lived assets resulted for fiscal years ended March 31, 2016 and 2015.

Income Taxes: The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements. These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided whenever it is more likely than not that a deferred tax asset will not be realized.

The Company follows ASC 740-10 that gives guidance to tax positions related to the recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.  Interest and penalties, if any, related to income tax matters are recorded as income tax expenses. See Note H, Income Taxes.

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

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $267,128 and $248,128 in fiscal years 2016 and 2015, respectively.

Foreign currency: The activity and accounts of the Hong Kong Joint Venture are denominated in Hong Kong dollars and are translated to US dollars in consolidation. The Company translates the accounts of the Hong Kong Joint Venture at the applicable exchange rate in effect at the year-end date for assets and liabilities and at the average exchange rate for the reporting period for statement of operation purposes. The Company currently does not maintain cash in foreign banks to support its operations in Hong Kong.

Net Loss per Share: Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive) for the period. As a result of the net losses, the weighted average number of common shares outstanding is identical for the years ended March 31, 2016 and 2015 for both basic and diluted shares. In addition, there were no other securities outstanding during the 2016 or 2015.

Recently Issued Accounting Pronouncements: Changes to US-GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updated (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements. This update provides an explicit requirement for management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has elected to early adopt ASU 2014-15 which did not have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. This guidance is effective for annual periods beginning on or after December 15, 2017, including interim reporting periods within that reporting period and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently assessing the impact that adopting this new accounting standard will have on the consolidated financial statements and footnote disclosures.

Other recently issued ASU’s were evaluated and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.

NOTE B – MANAGEMENT PLANS

The Company had net losses of $2,137,792 and $3,704,985 for the years ended March 31, 2016 and 2015, respectively. Furthermore, as of March 31, 2016, working capital (computed as the excess of current assets over current liabilities) decreased by $1,147,951 from $5,611,552 at March 31, 2015, to $4,463,601 at March 31, 2016.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant. Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. In addition, we have secured extended payment terms for purchases up to $2,000,000 from our Hong Kong Joint Venture for the purchase of the new sealed battery products. These amounts are unsecured, bear interest at 3.25%, and provides for repayment terms of ninety days for each advance thereunder. The combined availability of these facilities totaled approximately $3,338,000 at March 31, 2016.

The Company has a history of sales that are insufficient to generate profitable operations and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales of the Company’s new line of sealed battery safety alarms, decreasing payroll expenses, and seeking additional financing on our existing credit facility. The Company has seen positive results on this plan during the fiscal year ended March 31, 2016 due to the release of certain of its sealed battery products and management expects this growth to continue going forward. Though no assurances can be given, if management’s plan is successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of these consolidated financial statements.

NOTE C – INVESTMENT IN THE HONG KONG JOINT VENTURE

The Company holds a 50% interest in a Joint Venture with a Hong Kong Corporation, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of consumer electronic products. As of March 31, 2016 and 2015, the Company has an investment balance of $11,779,663 and $12,943,280, respectively for its 50% interest in the Hong Kong Joint Venture. There are no material differences between the accounting principles generally accepted in the United States of America (US-GAAP) and those used by the Hong Kong Joint Venture when compared to US-GAAP.

The following represents summarized financial information derived from the financial statements of the Hong Kong Joint Venture as of March 31, 2016 and 2015.

	March 31,
	2016	2015
Current assets	$10,528,508	$11,368,526
Property and other assets	17,903,298	20,606,047

Total assets	$28,431,806	$31,974,573

Current liabilities	$4,383,546	$5,980,992
Non-current liabilities	470,850	-

Equity	23,577,410	25,993,581

Total liabilities and equity	$28,431,806	$31,974,573

	For the Year Ended March 31,
	2016	2015

Net sales	$17,581,195	$15,753,815
Gross profit	2,337,649	2,413,517
Net loss	(1,584,012)	(2,418,189)

During the years ended March 31, 2016 and 2015, the Company purchased $9,078,485 and $6,585,785, respectively, of finished product from the Hong Kong Joint Venture, which represents 97.0% and 87.3%, respectively, of the Company’s total finished product purchases. Amounts due from the Hong Kong Joint Venture included in Accounts Receivable totaled $60,506 and $135,768 at March 31, 2016 and 2015, respectively.

At March 31, 2016 and 2015, the Company borrowed $1,070,103 and $299,985 under two separate extended payment term agreements with the Hong Kong Joint Venture. These agreements provide extended payment terms for the purchase of the Company’s new sealed battery alarms purchased from the Hong Kong Joint Venture. Purchases under the first of these agreements are limited to $2,000,000, bear interest at 3.25%, are for a term of ninety (90) days, and are unsecured. Dividends declared and paid by the Hong Kong Joint Venture, which amounted to $190,461 during the fiscal year ended March 31, 2016, are first used to repay any outstanding balance. At March 31, 2016 and 2015, $729,135 and $299,985, respectively, was outstanding under this arrangement with our Hong Kong Joint Venture. Under the second extended payment term agreement, the Hong Kong Joint Venture provides extended repayment terms of sixty (60) days for purchases of certain other products as may from time to time be negotiated with the Hong Kong Joint Venture. At March 31, 2016 and 2015 there was $340,968 and $0, respectively, outstanding on the sixty day arrangement. Amounts borrowed, if any, under this arrangement are unsecured, non-interest bearing, and are not subject to the $2,000,000 limitation discussed above.

The Company’s investment in the Hong Kong Joint Venture as recorded on the Company’s Consolidated Balance sheets has been adjusted for the effect of intercompany profit of the Hong Kong Joint Venture in the ending inventory of the Company.

NOTE D – SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

On January 15, 2015, the Company entered into a Factoring Agreement (Agreement) with Merchant Factors Corporation (Merchant or Factor) for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. The Agreement for the assignment of accounts receivable expires on January 6, 2018 and provides for continuation of the program on successive two year periods until terminated by one of the parties to the Agreement. In accordance with the provisions of the Agreement with Merchant, the Company may take advances equal to eighty percent (80%) of the uncollected non-recourse factored trade accounts receivable balance less applicable factoring commissions, and may borrow up to fifty percent (50%) of eligible inventories subject to a borrowing limitation on inventory of $1,000,000. Financing from Merchant of approximately $2,067,000 is available at March 31, 2016. Advances on factored trade accounts receivable and borrowing on inventories are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (effective rate 5.50% at March 31, 2016 and 5.25% at March 31, 2015). Advances under the Agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance. At March 31, 2016 and 2015 there was $313,891 and $0 borrowed and outstanding under the factoring agreement.

NOTE E - AMOUNTS DUE FROM FACTOR

Under the Agreement, the Company assigned receivables of $12,942,571 and $8,917,127 during the years ended March 31, 2016 and 2015, respectively. The uncollected balance of non-recourse receivables held by a factor amounted to $1,789,619 and $1,217,311 at March 31, 2016 and 2015. Collected cash maintained on deposit with the factor earns interest at the factor’s prime rate of interest less 2.5 percent (effective rate of 1.00% at March 31, 2016.)

NOTE F – PROPERTY AND EQUIPMENT - NET

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided by using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Expenditures for major betterments that extend the useful life of property and equipment are capitalized. Repair and maintenance costs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations.

The estimated useful lives for financial reporting purposes are as follows:

Leasehold improvements	-	Shorter of term of lease or useful life of asset
Machinery and equipment	-	5 to 10 years
Furniture and fixtures	-	5 to 15 years
Computer equipment	-	5 years

Property and equipment consist of the following:

	March 31,
	2016	2015
Leasehold improvements	$166,722	$166,722
Machinery and equipment	190,400	190,400
Furniture and fixtures	261,292	261,292
Computer equipment	286,528	286,528
	904,942	904,942
Less accumulated depreciation and amortization	(833,386)	(800,324)
	$71,556	$104,618

Depreciation and amortization expense totaled $37,534 and $46,067 for fiscal years ended March 31, 2016 and 2015, respectively.

NOTE G - LEASES

During January 2009, the Company entered into an operating lease for its office and warehouse location in Owings Mills, Maryland which expires in March 2019. This lease is subject to increasing rentals at 3% per year. In June 2009, we amended this lease to include an additional 3,000 square feet of warehouse. In March 2015, the Company renewed and expanded its operating lease through February 2017 for a 3,400 square foot office in Naperville, Illinois. This lease is subject to increasing rentals at three percent (3%) per year.

Each of the operating leases for real estate has renewal options with terms and conditions similar to the original lease. Rent expense, including common area maintenance, totaled $214,072 and $190,375 for the years ended March 31, 2016 and 2015, respectively.

	2017	2018	2019	Total
Future minimum lease payments are as follows:	202,950	154,188	142,628	$499,766

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

At March 31, 2016, the Company has total net operating loss carry forwards of approximately $7,527,000, which expire in various amounts at dates from 2016 through 2032. There are certain limitations to the use and application of these deferred tax assets. Management reviews net operating loss carry forwards and income tax credit carry forwards to evaluate if those amounts are recoverable. After a review of projected taxable income and the components of the deferred tax asset in accordance with applicable accounting guidance it was determined that it is more likely than not that the tax benefits associated with the remaining components of the deferred tax assets will not be realized. This determination was made based on the Company’s recent history of losses from operations and the uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to their expiration. Accordingly, a valuation allowance was established to fully offset the value of the deferred tax assets. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

The components of income tax (benefit) from continuing operations for the Company are as follows:

	2016	2015
Current benefit
Federal	$-	$(25,000)
State	-	-

Deferred benefit	-	-
Total income tax benefit	$-	$(25,000)

The reconciliation between the statutory federal income tax provision and the actual effective tax provision for continuing operations is as follows:

	Years ended March 31,
	2016	2015
Federal benefit at statutory rate (34%) before loss carry-forward	$(726,849)	$(1,268,195)
Non-repatriated loss of Hong Kong Joint Venture	252,228	383,710
Permanent differences	83,024	32,713
State income tax benefit – net of federal effect	(38,815)	(111,900)
Increase in deferred tax allowance	430,412	938,672
	$-	$(25,000)

The individual components of the Company’s deferred tax assets are as follows:

	March 31,
	2016	2015
Deferred tax assets:
Accruals and allowances	$57,922	$57,965
Inventory uniform capitalization	26,309	28,250
Net operating loss carry forward	2,821,998	2,389,602
Foreign tax credit carry forward	947,347	1,190,390
Research and development tax credit carry forward	61,701	61,701
Allowance for unrealizable deferred tax assets	(3,915,277)	(3,727,908)
Net deferred tax asset	$-	$-

NOTE I - COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on consultation with legal counsel, that there are no outstanding material claims outside of the normal course of business.

The Company’s employment agreement with its CEO (the “CEO Agreement”) requires the Company to make certain post-employment payments to the CEO in the event of his termination following a change in control, death, disability, non-renewal, or resignation with “Good Reason” under terms of the CEO Agreement. Additionally, the CEO Agreement requires the Company to make post-employment payments, which can range from approximately $94,000 to $1,995,000, dependent upon the controlling event, as discussed above. On July 12, 2016, the Company renewed the CEO Agreement through July 31, 2017.

NOTE J - MAJOR CUSTOMERS

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. As described in Note C, the Company purchased a majority of its products from its 50% owned Hong Kong Joint Venture.

For the fiscal year ended March 31, 2016, the Company had one customer that represented 14.1% of the Company’s net sales. The Company had one customer that represented 13% of trade accounts receivable as of March 31, 2015.

NOTE K - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly Results of Operations (Unaudited):

The unaudited quarterly results of operations for fiscal years 2016 and 2015 are summarized as follows:

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
2016
Net sales	$2,936,490	$3,278,225	$4,112,908	$3,413,217
Gross profit	882,427	684,657	1,308,368	903,978
Net loss	(777,077)	(411,302)	(174,172)	(775,241)
Net loss per share:
Basic and diluted	(0.34)	(0.18)	(0.08)	(0.34)

2015
Net sales	$2,514,385	$2,223,943	$2,371,016	$2,782,210
Gross profit	611,488	493,516	382,335	840,771
Net loss	(742,849)	(1,112,264)	(1,101,372)	(748,500)
Net loss per share:
Basic and diluted	(0.32)	(0.48)	(0.48)	(0.32)

The accumulated net loss per share when accumulated per the 2016 table above does not equal the total net loss per share as reported on the consolidated statement of operations due to rounding.

NOTE L – RETIREMENT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. All full-time employees who have completed 12 months of service are eligible to participate. Employees are permitted to contribute up to the amounts prescribed by law. The Company may provide contributions to the plan consisting of a matching amount equal to a percentage of the employee’s contribution, not to exceed four percent (4%). Employer contributions were $47,338 and $50,963 for the years ended March 31, 2016 and 2015, respectively.

NOTE M – RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2016 and 2015, inventory purchases and other company expenses of approximately $493,000 and $385,000, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt received mileage benefits from these charges and the Company utilized some of these benefits. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2016 and 2015 amounted to $66,884 and $65,420, respectively, and the amount outstanding at March 31, 2016 and 2015 is $66,884 and $20,206, respectively.

NOTE N – INTANGIBLE ASSETS - NET

Intangible assets consist of legal expenses of $89,434 incurred in obtaining and perfecting patents on newly developed detector technology and are capitalized for financial statement purposes. Upon issuance, patents are amortized on a straight-line basis. Amortization expense for the fiscal year ended March 31, 2016 and 2015 was $4,472 and $4,472, respectively. Accumulated amortization at March 31, 2016 and 2015 was $22,359 and $17,887, respectively. Amortization expense for the next five years is expected to be $4,472 through 2021.

The estimated useful lives for financial reporting purposes are as follows:

Intangible patent costs	20 years

NOTE O – SHAREHOLDERS’ EQUITY

Under the terms of the Company’s 2011 Non-Qualified Stock Option Plan, 120,000 shares of common stock are reserved for the granting of stock options. There were no stock options outstanding at March 31, 2016 or 2015.

NOTE P – SUBSEQUENT EVENTS

No events occurred subsequent to March 31, 2016, and to the date of this report, that require disclosure herein.

