Form 10-Q
period 2016-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2016-10-12
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At October 12, 2016, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	June 30, 2016	March 31, 2016
ASSETS
CURRENT ASSETS
Cash	$175,753	$362,728
Funds held by factor	161,305	-
Accounts receivable:
Trade, less allowance for doubtful accounts	122,937	17,389
Receivables from employees	61,618	62,090
Receivable from Hong Kong Joint Venture	217,290	60,506
	401,845	139,985

Amount due from factor	1,664,825	1,789,619
Inventories – finished goods	4,506,545	3,883,247
Prepaid expenses	436,980	410,166

TOTAL CURRENT ASSETS	7,347,253	6,585,745

INVESTMENT IN HONG KONG JOINT VENTURE	11,399,694	11,779,663
PROPERTY AND EQUIPMENT – NET	64,799	71,556
INTANGIBLE ASSET - NET	65,958	67,075
OTHER ASSETS	6,000	6,000

TOTAL ASSETS	$18,883,704	$18,510,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$-	$313,891
Accounts payable - trade	803,954	587,343
Accounts payable - Hong Kong Joint Venture	2,149,951	1,070,103
Accrued liabilities:
Payroll and employee benefits	69,726	76,480
Commissions and other	44,740	74,327

TOTAL CURRENT LIABILITIES	3,068,371	2,122,144

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at June 30, 2016 and March 31, 2016	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Retained earnings	2,060,861	2,450,540
Accumulated other comprehensive income	845,502	1,028,385
TOTAL SHAREHOLDERS’ EQUITY	15,815,333	16,387,895
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,883,704	$18,510,039

The accompanying notes are an integral part of these condensed consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2016	2015

Net sales	$3,178,607	$2,936,490
Cost of goods sold – acquired from Joint Venture	2,043,027	1,911,257
Cost of goods sold – other	72,586	142,806

GROSS PROFIT	1,062,994	882,427

Selling, general and administrative expense	1,113,720	1,163,786
Research and development expense	137,631	200,303

Operating loss	(188,357)	(481,662)

Other expense:
Loss from investment in Hong Kong Joint Venture	197,086	287,133
Interest expense	4,236	8,282

NET LOSS	$(389,679)	$(777,077)

Loss per share:
Basic and diluted	(0.17)	(0.34)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,
	2016	2015

NET LOSS	$(389,679)	$(777,077)

Other Comprehensive Loss:
Company’s portion of Hong Kong Joint Venture’s other comprehensive loss:
Currency translation	(166,303)	-
Unrealized loss on investment securities	(16,580)	(93,515)
Total Other Comprehensive Loss	(182,883)	(93,515)
COMPREHENSIVE LOSS	$(572,562)	$(870,592)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(389,679)	$(777,077)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,874	9,385
Loss from investment in Hong Kong Joint Venture	197,086	287,133

Changes in operating assets and liabilities:
Increase in accounts receivable and amounts due from factor	(137,066)	(470,055)
Increase in inventories and prepaid expenses	(650,112)	(869,073)
Increase in accounts payable and accrued expenses	1,260,118	964,984

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	288,221	(854,703)

INVESTING ACTIVITIES:
(Increase) decrease in funds held by factor	(161,305)	631,906

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(161,305)	631,906

FINANCING ACTIVITIES:
Net (repayment) borrowing from line of credit - factor	(313,891)	426,732

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(313,891)	426,732

NET (DECREASE) INCREASE IN CASH	(186,975)	203,935

Cash at beginning of period	362,728	49,427

CASH AT END OF PERIOD	$175,753	$253,362

SUPPLEMENTAL INFORMATION:
Interest paid	$4,236	$9,785
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its majority owned subsidiary. Except for the condensed consolidated balance sheet as of March 31, 2016, which was derived from audited financial statements, the accompanying condensed consolidated financial statements are unaudited. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US-GAAP) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2016 audited financial statements filed with the Securities and Exchange Commission (SEC) on Form 10-K filed on September 28, 2016. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Management Plans

The Company had net losses of $389,679 for the three months ended June 30, 2016 and $2,137,792 and $3,704,985 for the years ended March 31, 2016 and 2015, respectively. Furthermore, as of June 30, 2016, working capital (computed as the excess of current assets over current liabilities) decreased by $184,719 from $4,463,601 at March 31, 2016, to $4,278,882 at June 30, 2016.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant. Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. In addition, we have secured extended payment terms for purchases up to $2,000,000 from our Hong Kong Joint Venture for the purchase of the new sealed battery products. These amounts are unsecured, bear interest at 3.25%, and have repayment terms of ninety days for each advance thereunder. The combined availability of these facilities totaled approximately $2,600,000 at June 30, 2016.

The Company has a history of sales that are insufficient to generate profitable operations and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales of the Company’s new line of sealed battery safety alarms, decreasing payroll expenses, and seeking additional financing on our existing credit facility. The Company has seen positive results on this plan during the fiscal year ended March 31, 2016 and through June 30, 2016 due to the increased sales of certain of its sealed battery products and reductions in payroll expense. Management expects sales growth to continue going forward. Though no assurances can be given, if management’s plan is successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of these condensed consolidated financial statements.

Line of Credit – Factor

On January 15, 2015, the Company entered into a Factoring Agreement (Agreement) with Merchant Factors Corporation (Merchant or Factor) for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. The Agreement for the assignment of accounts receivable expires on January 6, 2018 and provides for continuation of the program on successive two year periods until terminated by one of the parties to the Agreement. In accordance with the provisions of the Agreement, the Company may take advances equal to eighty percent (80%) of the uncollected non-recourse factored trade accounts receivable balance less applicable factoring commissions and may borrow up to fifty percent (50%) of eligible inventories subject to a borrowing limitation on inventory of $1,000,000. As of June 30, 2016, the Company had no borrowings under the Agreement with Merchant, and the Company had remaining availability under the discount factoring agreement of approximately $2,485,000. Advances on factored trade accounts receivable and borrowing on inventories are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bears interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 5.50% at June 30, 2016). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Joint Venture

The Company and its joint venture partner, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Hong Kong Joint Venture”), that manufactures security products in its facilities located in the People’s Republic of China. There are no material differences between US-GAAP and those used by the Honk Kong Joint Venture when compared to US-GAAP. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture as of and for the three months ended June 30, 2016 and 2015:

	2016 (Unaudited)	2015 (Unaudited)
Net sales	$3,483,330	$4,612,505
Gross profit	708,193	366,307
Net loss	(206,176)	(784,927)
Total current assets	13,295,549	11,740,633
Total assets	28,582,355	31,066,085
Total current liabilities	5,115,432	6,024,586
Total liabilities	5,589,468	6,024,586

During the three months ended June 30, 2016 and 2015, the Company purchased $2,595,526 and $2,753,772, respectively, of products directly from the Hong Kong Joint Venture for resale. For the three month period ended June 30, 2016 the Company has decreased its equity in the earnings of the Hong Kong Joint Venture by $93,998 to reflect the change in inter-Company profit on purchases held by the Company in inventory. For the three month period ended June 30, 2015 the Company increased its equity in the earnings of the Hong Kong Joint Venture by $147,787 to reflect the change in inter-Company profit on purchases held by the Company in inventory.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At June 30, 2016 and 2015, an allowance of approximately $57,000 has been provided for uncollectible trade accounts receivable.

Net Loss per Common Share

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three month periods ended June 30, 2016 or 2015. As a result, basic and diluted weighted average common shares outstanding are identical for the three month periods ended June 30, 2016 and 2015.

Contingencies

From time to time, the Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows in future years.

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

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used throughout this Report, “we,” “our,” “the Company” “USI” and similar words refers to Universal Security Instruments, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting our current expectations with respect to our operations, performance, financial condition, and other developments. These forward-looking statements may generally be identified by the use of the words “may”, “will”, “believes”, “should”, “expects”, “anticipates”, “estimates”, and similar expressions. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve a number of risks and uncertainties. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, those risks identified elsewhere in this report and in our Annual Report on Form 10-K for the year ended March 31, 2016, as filed with the SEC on September 28, 2016.

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our condensed consolidated financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method of accounting. Accordingly, the following discussion and analysis of the three month periods ended June 30, 2016 and 2015 relate to the operational results of the Company. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

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

Results of Operations

Three Months Ended June 30, 2016 and 2015

Sales. Net sales for the three months ended June 30, 2016 were $3,178,607 compared to $2,936,490 for the comparable three months in the prior fiscal year, an increase of $242,117 (8.2%). The primary reason for the increase in net sales volumes relates to the increased sales of the Company’s new sealed product line and increased sales of carbon monoxide alarms during the fiscal quarter.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 33.4 % and 30.1% of sales for the quarters ended June 30, 2016 and 2015, respectively. The increase in gross profit margin was primarily due to the mix of products sold reflecting an increase in the sale of higher gross profit margin sealed battery products.

Expenses. Selling, general and administrative expenses were $1,113,720 for the three months ended June 30, 2016, compared to $1,163,786 for the comparable three months in the prior year. As a percentage of net sales, these expenses decreased to 35.0% for the three month period ended June 30, 2016, from 39.6% for the 2015 period. The decrease of these costs as a percentage of net sales was primarily due to lower salaries, and to certain other expenses that do not increase directly with increased sales.

Research and development expenses were $137,631 for the three month period ended June 30, 2016 compared to $200,303 for the comparable quarter of the prior year, a decrease of $62,672 (31.3%). The primary reason for the decrease is the reduction of expenditures to independent testing facilities associated with the new sealed product line.

Interest Expense. Our interest expense, was $4,236 for the quarter ended June 30, 2016, compared to interest expense of $8,282 for the quarter ended June 30, 2015 as a result of borrowings on the line of credit. Interest expense or income is dependent upon amounts borrowed from the Hong Kong Joint Venture on its ninety day trade credit facility, and from the Factor netted against interest earned on balances maintained with the factor.

Net Loss. We reported a net loss of $389,679 for the quarter ended June 30 2016, compared to a net loss of $777,077 for the corresponding quarter of the prior fiscal year, a $387,398 (49.9%) improvement in the net loss. The primary reasons for the decrease in net loss are the increase in sales due to the introduction of our new sealed product line and higher gross profit margins thereon, as explained above, and the decrease in the loss from the Hong Kong Joint Venture in the current period as compared to the loss by the Hong Kong Joint Venture in the previous period. (See page 13 for a discussion on the results of operations of the Hong Kong Joint Venture.)

Management Plans and Liquidity

The Company had net losses of $389,679 for the three months ended June 30, 2016, and $2,137,792 and $3,704,985 for the years ended March 31, 2016 and 2015, respectively. Furthermore, as of June 30, 2016, working capital (computed as the excess of current assets over current liabilities) decreased by $184,719 from $4,463,601 at March 31, 2016, to $4,278,882 at June 30, 2016.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant. Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. In addition, we have secured extended payment terms for purchases up to $2,000,000 from our Hong Kong Joint Venture for the purchase of the new sealed battery products. These amounts are unsecured, bear interest at 3.25%, and have repayment terms of ninety days for each advance thereunder. The combined availability of these facilities totaled approximately $2,600,000 at June 30, 2016.

The Company has a history of sales that are insufficient to generate profitable operations and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales of the Company’s new line of sealed battery safety alarms, decreasing payroll expenses, and seeking additional financing on our existing credit facility. The Company has seen positive results on this plan during the fiscal year ended March 31, 2016 and through June 30, 2016 due to the increased sales of certain of its sealed battery products and reductions in payroll expense. Management expects sales growth to continue going forward. Though no assurances can be given, if management’s plan is successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of these condensed consolidated financial statements.

Operating activities provided cash of $288,221 for the three months ended June 30, 2016. This was primarily due to an increase in accounts payable – trade and accounts payable due to the Hong Kong Joint Venture of $1,260,118, and offset by a net loss of $389,679, an increase in inventories and prepaid expenses of $650,112, and an increase in trade accounts receivable and amounts due from factor of $137,066. For the same period last year, operating activities used cash of $854,703, primarily as a result of the net loss of $777,077, increases in accounts receivable and amounts due from factor of $470,055, increases in inventory and prepaid expenses of $869,073, and partially offset by an increase in accounts payable and accrued expenses of $964,984.

Investing activities used cash of $161,305 during the three months ended June 30, 2016 as a result of the investment of interest bearing funds held by the factor. Investing activities provided cash of $631,906 during the three months ended June 30, 2015 as a result of the withdrawal of interest bearing funds held by the factor.

Financing activities used cash of $313,891 during the three months ended June 30, 2016 and provided cash of $426,732 during the three months ended June 30, 2015, which is comprised of net repayments of and advances on the line of credit from our factor.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three months ended June 30, 2016 were $3,483,330, compared to $4,612,505, for the comparable period in the prior fiscal year. The 24.5% decrease in net sales by the Joint Venture for the three month periods are due to lower volumes of sales to the company and other unaffiliated customers.

Gross Profit Margin. Gross margins of the Joint Venture for the three month period ended June 30, 2016 increased to 20.3% from 7.9% for the 2015 corresponding period. Gross margins depend on sales volume of various products, with varying margins, accordingly, increased sales of higher margin products and decreased sales of lower margin products positively affect the overall gross margins.

Expenses. Selling, general and administrative expenses were $977,293 for the three month periods ended June 30, 2016, compared to $1,209,176 in the comparable period in the prior year. As a percentage of sales, expenses were 28.1% for the three month period ended June 30, 2016, compared to 26.2% for the three month period ended June 30, 2015. These expenses decreased due to reclassification of certain items to cost of sales, lower rent being charged by a related party of the Joint Venture, and gains recognized on the disposal of investments. The change in selling, general and administrative expense as a percent of sales for the three month period was primarily due to costs that do not decrease at the same rate as decreases in sales volume.

Interest Income. Interest income on assets held for investment was $97,954 for the three month period ended June 30, 2016, compared to interest income of $116,570 for the prior year’s period. Interest income is dependent on the average balance of assets held for investment.

Net Loss. Net loss for the three months ended June 30, 2016 was $206,176 compared to a net loss of $784,927 in the comparable period last year. The reduction in the net loss for the three month period is due primarily to increased gross profit margins realized on sales of the new sealed battery products to the Company and reductions of selling, general, and administrative expense, as noted above.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the three months ended June 30, 2016, working capital increased by $2,035,155 from $6,144,962 on March 31, 2016 to $8,180,117 on June 30, 2016.

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

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. For a detailed discussion on the application on these and other accounting policies, see Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended March 31, 2016 as filed with the Securities and Exchange Commission on September 28, 2016. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 6.          EXHIBITS

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)
10.4	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.5	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.6	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747) , by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747) ), and by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 1-31747)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated October 12, 2016*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and March 31, 2016; (ii) Condensed Consolidated Statements of Operations for the quarters ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015; and (iv) Notes to Condensed Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date:	October 12, 2016	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

		By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer

