Form 10-Q
period 2016-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2016-12-02
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At December 2, 2016, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	September 30, 2016	March 31, 2016
ASSETS
CURRENT ASSETS
Cash	$141,792	$362,728

Accounts receivable:
Trade, less allowance for doubtful accounts	25,971	17,389
Receivables from employees	62,322	62,090
Receivable from Hong Kong Joint Venture	175,366	60,506
	263,659	139,985

Amount due from factor	1,628,638	1,789,619
Inventories – finished goods	4,996,042	3,883,247
Prepaid expenses	211,165	410,166

TOTAL CURRENT ASSETS	7,241,296	6,585,745

INVESTMENT IN HONG KONG JOINT VENTURE	11,332,924	11,779,663
PROPERTY AND EQUIPMENT – NET	58,158	71,556
INTANGIBLE ASSET- NET	64,840	67,075
OTHER ASSETS	4,000	6,000

TOTAL ASSETS	$18,701,218	$18,510,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$662,991	$313,891
Accounts payable - trade	481,627	587,343
Accounts payable - Hong Kong Joint Venture	1,808,531	1,070,103
Accrued liabilities:
Payroll and employee benefits	89,686	76,480
Commissions and other	25,000	74,327

TOTAL CURRENT LIABILITIES	3,067,835	2,122,144

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at September 30, 2016 and March 31, 2016	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Retained earnings	1,996,795	2,450,540
Accumulated other comprehensive income	727,618	1,028,385
TOTAL SHAREHOLDERS’ EQUITY	15,633,383	16,387,895
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,701,218	$18,510,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2016	2015

Net sales	$4,213,705	$3,278,225
Cost of goods sold – acquired from Joint Venture	2,905,992	2,519,022
Cost of goods sold – other	61,097	74,546

GROSS PROFIT	1,246,616	684,657

Selling, general and administrative expense	1,154,895	1,153,830
Research and development expense	182,352	147,128

Operating loss	(90,631)	(616,301)

Other income (expense):
Income from investment in Hong Kong Joint Venture	51,114	209,700
Interest expense	(24,549)	(4,701)

NET LOSS	$(64,066)	$(411,302)

Loss per share:
Basic and diluted	(0.03)	(0.18)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended September 30,
	2016	2015

Net sales	$7,392,312	$6,214,715
Cost of goods sold - acquired from Joint Venture	4,949,019	4,504,825
Cost of goods sold - other	133,683	142,806

GROSS PROFIT	2,309,610	1,567,084

Selling, general and administrative expense	2,268,615	2,317,616
Research and development expense	319,983	347,431

Operating loss	(278,988)	(1,097,963)

Other expense:
Loss from investment in Hong Kong Joint Venture	(145,972)	(77,433)
Interest expense	(28,785)	(12,983)

NET LOSS	$(453,745)	$(1,188,379)

Loss per share:
Basic and diluted	(0.20)	(0.51)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2016	2015	2016	2015

NET LOSS	$(64,066)	$(411,302)	$(453,745)	$(1,188,379)

Other Comprehensive Loss Company’s portion of Hong Kong Joint Venture’s other comprehensive loss:
Currency translation	(113,541)	0	(279,844)	0
Unrealized loss on investment securities	(4,341)	(31,945)	(20,921)	(125,460)
Total Other Comprehensive Loss	(117,882)	(31,945)	(300,765)	(125,460)
COMPREHENSIVE LOSS	$(181,948)	$(443,247)	$(754,510)	$(1,313,839)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(453,745)	$(1,188,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,633	18,769
Loss from investment in Hong Kong Joint Venture	145,972	77,433
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable and amounts due from factor	37,307	(217,597)
Increase in inventories, prepaid expenses, and other	(911,794)	(535,233)
Increase in accounts payable and accrued expenses	596,591	311,484

NET CASH USED IN OPERATING ACTIVITIES	(570,036)	(1,533,523)

INVESTING ACTIVITIES:
Decrease in funds held by factor	-	631,906

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	631,906

FINANCING ACTIVITIES:
Net proceeds from Line of Credit - Factor	349,100	1,001,007

NET CASH PROVIDED BY FINANCING ACTIVITIES	349,100	1,001,007

NET (DECREASE) INCREASE IN CASH	(220,936)	99,390

Cash at beginning of period	362,728	49,427

CASH AT END OF PERIOD	$141,792	$148,817

SUPPLEMENTAL INFORMATION:
Interest paid	$28,785	$12,983
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its wholly-owned subsidiary. Except for the condensed consolidated balance sheet as of March 31, 2016, which was derived from audited financial statements, the accompanying condensed consolidated financial statements are unaudited. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2016 audited financial statements filed with the Securities and Exchange Commission on Form 10-K filed on September 28, 2016. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Management Plans

The Company had net losses of $453,745 for the six months ended September 30, 2016 and $2,137,792 and $3,704,985 for the years ended March 31, 2016 and 2015, respectively. Furthermore, as of September 30, 2016, working capital (computed as the excess of current assets over current liabilities) decreased by $290,140 from $4,463,601 at March 31, 2016, to $4,173,461 at September 30, 2016.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant. Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. In addition, we have secured extended payment terms for purchases up to $2,000,000 from our Hong Kong Joint Venture for the purchase of the new sealed battery products. These amounts are unsecured, bear interest at 3.25%, and have repayment terms of ninety days for each advance thereunder. The combined availability of these facilities totaled approximately $2,091,000 at September 30, 2016.

The Company has a history of sales that are insufficient to generate profitable operations and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales of the Company’s new line of sealed battery safety alarms, decreasing payroll expenses, and seeking additional financing on our existing credit facility. The Company has seen positive results on this plan during the fiscal year ended March 31, 2016 and through September 30, 2016 due to the increased sales of certain of its sealed battery products and reductions in payroll expense. Management expects sales growth to continue going forward. Though no assurances can be given, if management’s plan is successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of these condensed consolidated financial statements.

Line of Credit – Factor

On January 15, 2015, the Company entered into a Factoring Agreement (Agreement) with Merchant Factors Corporation (Merchant or Factor) for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. The Agreement for the assignment of accounts receivable expires on January 6, 2018 and provides for continuation of the program on successive two year periods until terminated by one of the parties to the Agreement. In accordance with the provisions of the Agreement, the Company may take advances equal to eighty percent (80%) of the uncollected non-recourse factored trade accounts receivable balance less applicable factoring commissions and may borrow up to fifty percent (50%) of eligible inventories subject to a borrowing limitation on inventory of $1,000,000. As of September 30, 2016, the Company had borrowings of $662,991 under the Agreement with Merchant, and the Company had remaining availability under the discount factoring agreement of approximately $1,931,000. Advances on factored trade accounts receivable and borrowing on inventories are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 5.50% at September 30, 2016). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Joint Venture

The Company and its joint venture partner, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Hong Kong Joint Venture”), that manufactures security products in its facilities located in the People’s Republic of China. There are no material differences between US-GAAP and those used by the Honk Kong Joint Venture when compared to US-GAAP. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture as of and for the six months ended September 30, 2016 and 2015:

	2016 (Unaudited)	2015 (Unaudited)
Net sales	$8,273,094	$10,236,562

Gross profit	2,208,510	2,214,351

Net income (loss)	206,428	(23,079)

Total current assets	13,042,873	11,705,386

Total assets	28,010,955	31,239,508

Total current liabilities	4,359,497	5,494,185

Total liabilities	4,833,183	5,494,185

During the six months ended September 30, 2016 and 2015 the Company purchased $5,726,467 and $4,853,808, respectively, of products directly from the Hong Kong Joint Venture for resale. For the six month period ended September 30, 2016 the Company has reduced its equity in the earnings of the Joint Venture to reflect an increase of $249,186 in inter-Company profit on purchases held by the Company in inventory. For the six month period ended September 30, 2015 the Company has reduced its equity in the earnings of the Joint Venture to reflect an increase of $65,893 in inter-Company profit on purchases held by the Company in inventory.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At September 30, 2016 and 2015, an allowance of approximately $57,000 has been provided for uncollectible trade accounts receivable.

Net Loss per Common Share

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three or six month periods ended September 30, 2016 or 2015. As a result, basic and diluted weighted average common shares outstanding are identical for the three month and six month periods ended September 30, 2016 and 2015.

Contingencies

From time to time, the Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows in future years.

Recent Accounting Pronouncements Not Yet Adopted

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

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. This guidance is effective for annual periods beginning on or after December 15, 2017, including interim reporting periods within that reporting period and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently assessing the impact that adopting this new accounting standard will have on the condensed consolidated financial statements and footnote disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies and provides guidance on eight cash flow classification issues and is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

Other recently issued ASU’s were evaluated and determined to be either not applicable or are not expected to have a material impact on our condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used throughout this Report, “we,” “our,” “the Company” “USI” and similar words refers to Universal Security Instruments, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting our current expectations with respect to our operations, performance, financial condition, and other developments. These forward-looking statements may generally be identified by the use of the words “may”, “will”, “believes”, “should”, “expects”, “anticipates”, “estimates”, and similar expressions. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve a number of risks and uncertainties. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, those risks identified in our periodic reports filed with the Securities and Exchange Commission, including “Item 1A. Risk Factors” contained in recent Annual Reports on Form 10-K.

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three and six month periods ended September 30, 2016 and 2015 relate to the operational results of the Company. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

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

Results of Operations

Three Months Ended September 30, 2016 and 2015

Sales. Net sales for the three months ended September 30, 2016 were $4,213,705 compared to $3,278,225 for the comparable three months in the prior period, an increase of $935,480 (28.5%). The primary reason for the increase in net sales volumes relates to the introduction and sales of the Company’s new sealed product line.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 29.6% and 20.9% of sales for the quarters ended September 30, 2016 and 2015, respectively. The increase in gross profit margin was primarily due to the higher margins realized on the Company’s new sealed product line.

Expenses. Selling, general and administrative expenses were $1,154,895 at September 30, 2016, compared to $1,153,830 for the comparable three months in the prior year. As a percentage of net sales, these expenses decreased to 27.4% for the three month period ended September 30, 2016, from 35.2% for the 2015 period. The decrease of these costs as a percentage of net sales was primarily due to higher net sales as compared to fixed expenses that do not increase directly with increased sales.

Research and development expenses were $182,352 for the three month period ended September 30, 2016 compared to $147,128 for the comparable quarter of the prior year, an increase of $35,224 (23.9%). The primary reasons for the increase is the increased expenditures to independent testing facilities as the new sealed product line is completed.

Interest Expense and Other. Our interest expense, is $24,549 for the quarter ended September 30, 2016, compared to interest expense of $4,701 for the quarter ended September 30, 2015. The net interest expense is dependent upon amounts borrowed from the Factor and from our Hong Kong Joint Venture netted against interest earned on balances maintained in an interest bearing account with our factor.

Net Loss. We reported a net loss of $64,066 for the quarter ended September 30, 2016, compared to a net loss of $411,302 for the corresponding quarter of the prior fiscal year, a $347,236 (84.4%) improvement in the net loss. The primary reasons for the decrease in net loss are the increase in sales due to the increased sales and gross profit margins realized on our new sealed product line, as explained above.

Six Months Ended September 30, 2016 and 2015

Sales. Net sales for the six months ended September 30, 2016 were $7,392,312 compared to $6,214,715 for the comparable six months in the prior period, an increase of $1,177,597 (18.9%). The primary reason for the increase in net sales volumes relates to the introduction and sales of the Company’s new sealed product line.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 31.2% for the period ended September 30, 2016 and 25.2% for the period ended September 30, 2015. The increase in gross profit margin was primarily due to the higher margins realized on the Company’s new sealed product line.

Expenses. Selling, general and administrative expenses were $2,268,615 at September 30, 2016 compared to $2,317,616 for the comparable six months in the prior year. As a percentage of sales, these expenses were 30.7% for the six month period ended September 30, 2016 and 37.3% for the comparable 2015 period. The decrease of these costs as a percentage of net sales was primarily due to higher net sales as compared to fixed expenses that do not increase directly with increased sales.

Research and development expenses were $319,983 for the six months ended September 30, 2016 compared to $347,431 for the comparable period of the prior year, a decrease of $27,448 (7.9%). The primary reasons for the decrease is the slight reduction of expenditures to independent testing facilities during the six month period ended September 30, 2016 as the new sealed product line is completed.

Interest Expense and Other. Our interest expense was $28,785 for the six months ended September 30, 2016, compared to interest expense of $12,983 for the six months ended September 30, 2015. The net interest expense is dependent upon amounts borrowed from the Factor and from our Hong Kong Joint Venture netted against interest earned on balances maintained in an interest bearing account with our factor.

Net Loss. We reported a net loss of $453,745 for the six months ended September 30, 2016 compared to a net loss of $1,188,379 for the corresponding period of the prior fiscal year, an improvement in the net loss of $734,634 (61.8%). The primary reasons for the decrease in net loss are the increase in sales and gross profit margins realized due to the introduction of our new sealed product line with higher gross profit margins as explained above.

Management Plans and Liquidity

The Company had net losses of $453,745 for the six months ended September 30, 2016, and $2,137,792 and $3,704,985 for the years ended March 31, 2016 and 2015, respectively. Furthermore, as of September 30, 2016, working capital (computed as the excess of current assets over current liabilities) decreased by $290,140 from $4,463,601 at March 31, 2016, to $4,173,461 at September 30, 2016.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant. Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. In addition, we have secured extended payment terms for purchases up to $2,000,000 from our Hong Kong Joint Venture for the purchase of the new sealed battery products. These amounts are unsecured, bear interest at 3.25%, and have repayment terms of ninety days for each advance thereunder. The combined availability of these facilities totaled approximately $2,091,000 at September 30, 2016.

The Company has a history of sales that are insufficient to generate profitable operations and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales of the Company’s new line of sealed battery safety alarms, decreasing payroll expenses, and seeking additional financing on our existing credit facility. The Company has seen positive results on this plan during the fiscal year ended March 31, 2016 and through September 30, 2016 due to the increased sales of certain of its sealed battery products and reductions in payroll expense. Management expects sales growth to continue going forward. Though no assurances can be given, if management’s plan is successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of these condensed consolidated financial statements.

Operating activities used cash of $570,036 for the six months ended September 30, 2016. This was primarily due to an increase in inventory and prepaid expenses of $911,794 and a net loss of $453,745. This was partially offset by increases of $596,591 in accounts payable and accrued expenses, and a loss from the investment in the Hong Kong Joint Venture of $145,972. For the same period last year, operating activities used cash of $1,533,523, primarily as a result of the net loss of $1,188,379, increases in accounts receivable and amounts due from factor of $217,597, increases in inventory and prepaid expenses of $535,233, and partially offset by an increase in accounts payable and accrued expenses of $311,484.

Investing activities did not use or provide cash during the six months ended September 30, 2016. Investing activities provided cash of $631,906 during the six months ended September 30, 2015 as a result of the withdrawal of interest bearing funds held by the factor.

Financing activities provided cash of $349,100 during the six months ended September 30, 2016 and provided cash of $1,001,007 during the three months ended September 30, 2015, which is comprised of advances net of repayments on the line of credit from our factor.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three and six months ended September 30, 2016 were $4,789,764 and $8,273,094 respectively, compared to $5,624,057 and $10,236,562, respectively, for the comparable period in the prior fiscal year. The 14.8% and 19.2% respective decreases in net sales by the Joint Venture for the three and six month periods are due to lower sales to unaffiliated customers primarily in Europe.

Gross Profit Margin. Gross margins of the Joint Venture for the three month period ended September 30, 2016 decreased to 31.3% from 32.9% for the 2015 corresponding period. For the six month period ended September 30, 2016, gross margins were 26.7% compared to 21.6% for the same period of the prior year. Gross margins depend on sales volume of various products, with varying margins, accordingly, increased sales of higher margin products and decreased sales of lower margin products positively affect the overall gross margins.

Expenses. Selling, general and administrative expenses were $1,129,972 and $2,107,265, respectively, for the three and six month periods ended September 30, 2016, compared to $1,138,359 and $2,347,535 in the prior year’s respective periods. As a percentage of sales, expenses were 23.6% and 25.5% for the three and six month periods ended September 30, 2016, compared to 20.2% and 22.9% for the three and six month periods ended September 30, 2015. The changes in selling, general and administrative expense as a percent of sales for the three and six month periods were primarily due to costs that do not change at the same rate as changes in sales volume.

Interest Income. Interest income on assets held for investment was $106,763 and $204,717 respectively, for the three and six month periods ended September 30, 2016, compared to interest income of $113,049 and $229,619, respectively, for the prior year’s periods. Interest income is dependent on the average balance of assets held for investment.

Net Income (Loss). Net earnings for the three and six months ended September 30, 2016 were $412,603 and $206,427, respectively, compared to net earnings (loss) of $761,848 and $(23,079), respectively, in the comparable periods last year. The decrease in net earnings for the three month period ended September 30, 2016 are due primarily to decreased sales volume for the joint venture as noted above. The increase in net income for the six month period of the current year is due primarily to a reduction in selling, general and administrative costs and improved gross profit margins realized during the six month period ended September 30, 2016.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the six months ended September 30, 2016, working capital increased by $2,538,414 from $6,144,962 on March 31, 2016 to $8,683,376 on September 30, 2016.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)
10.4	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.5	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.6	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.7	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.8	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747) , by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747), and by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated December 2, 2016.*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and March 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date:	December 2, 2016	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

		By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer

