Form 10-Q
period 2016-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2017-02-21
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At February 21, 2017, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	December 31, 2016	March 31, 2016
ASSETS
CURRENT ASSETS
Cash	$155,826	$362,728

Accounts receivable:
Trade, less allowance for doubtful accounts	180,899	17,389
Receivables from employees	62,185	62,090
Receivable from Hong Kong Joint Venture	69,836	60,506
	312,920	139,985

Amount due from factor	1,218,507	1,789,619
Inventories – finished goods	5,561,469	3,883,247
Prepaid expenses	200,780	410,166

TOTAL CURRENT ASSETS	7,449,502	6,585,745

INVESTMENT IN HONG KONG JOINT VENTURE	10,610,725	11,779,663
PROPERTY AND EQUIPMENT – NET	53,112	71,556
INTANGIBLE ASSET - NET	63,722	67,075
OTHER ASSETS	4,000	6,000

TOTAL ASSETS	$18,181,061	$18,510,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$693,766	$313,891
Accounts payable - trade	552,829	587,343
Accounts payable - Hong Kong Joint Venture	1,983,944	1,070,103
Accrued liabilities:
Payroll and employee benefits	51,188	76,480
Commissions and other	65,630	74,327

TOTAL CURRENT LIABILITIES	3,347,357	2,122,144

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at December 31, 2016 and March 31, 2016	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Retained earnings	1,446,989	2,450,540
Accumulated other comprehensive income	477,745	1,028,385
TOTAL SHAREHOLDERS’ EQUITY	14,833,704	16,387,895
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,181,061	$18,510,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2016	2015

Net sales	$3,177,632	$4,112,908
Cost of goods sold – acquired from Joint Venture	2,000,313	2,727,122
Cost of goods sold – other	128,539	77,418

GROSS PROFIT	1,048,780	1,308,368

Selling, general and administrative expense	1,008,865	1,141,668
Research and development expense	199,638	147,640

Operating (loss) income	(159,723)	19,060

Other expense:
Loss from investment in Hong Kong Joint Venture	(369,745)	(186,097)
Interest expense	(20,338)	(7,135)

NET LOSS	$(549,806)	$(174,172)

Loss per share:
Basic and diluted	(0.24)	(0.08)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended December 31,
	2016	2015

Net sales	$10,569,944	$10,327,622
Cost of goods sold - acquired from Joint Venture	6,949,332	7,231,947
Cost of goods sold - other	262,222	220,224

GROSS PROFIT	3,358,390	2,875,451

Selling, general and administrative expense	3,277,480	3,459,284
Research and development expense	519,621	495,071

Operating loss	(438,711)	(1,078,904)

Other expense:
Loss from investment in Hong Kong Joint Venture	(515,717)	(263,530)
Interest expense	(49,123)	(20,118)

NET LOSS	$(1,003,551)	$(1,362,552)

Loss per share:
Basic and diluted	(0.43)	(0.59)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2016	2015	2016	2015

NET LOSS	$(549,806)	$(174,172)	$(1,003,551)	$(1,362,552)

Other Comprehensive Loss
Company’s portion of Hong Kong Joint Venture’s other comprehensive loss:
Currency translation	(180,486)	(268,350)	(460,330)	(268,350)
Unrealized loss on investment securities	(69,389)	(12,966)	(90,310)	(138,426)
Total Other Comprehensive Loss	(249,875)	(281,316)	(550,640)	(406,776)
COMPREHENSIVE LOSS	$(799,681)	$(455,488)	$(1,554,191)	$(1,769,328)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(1,003,551)	$(1,362,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,797	28,151
Loss from investment in Hong Kong Joint Venture	515,717	263,530
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable and amounts due from factor	398,177	(1,151,723)
Increase in inventories, prepaid expenses, and other	(1,466,836)	(499,057)
Increase in accounts payable and accrued expenses	845,338	448,781

NET CASH USED IN OPERATING ACTIVITIES	(689,358)	(2,272,870)

INVESTING ACTIVITIES:
Cash distributions from Joint Venture	102,581	190,461
Decrease in funds held by factor	-	631,906

NET CASH PROVIDED BY INVESTING ACTIVITIES	102,581	822,367

FINANCING ACTIVITIES:
Net proceeds from Line of Credit - Factor	379,875	1,628,214

NET CASH PROVIDED BY FINANCING ACTIVITIES	379,875	1,628,214

NET (DECREASE) INCREASE IN CASH	(206,902)	177,711

Cash at beginning of period	362,728	49,427

CASH AT END OF PERIOD	$155,826	$227,138

SUPPLEMENTAL INFORMATION:
Interest paid	$49,123	$20,118
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its wholly-owned subsidiary. Except for the condensed consolidated balance sheet as of March 31, 2016, which was derived from audited financial statements, the accompanying condensed consolidated financial statements are unaudited. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2016 audited financial statements filed with the Securities and Exchange Commission on Form 10-K on September 28, 2016. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Management Plans

The Company had net losses of $1,003,551 for the nine months ended December 31, 2016 and $2,137,792 and $3,704,985 for the years ended March 31, 2016 and 2015, respectively. Furthermore, as of December 31, 2016, working capital (computed as the excess of current assets over current liabilities) decreased by $361,456 from $4,463,601 at March 31, 2016, to $4,102,145 at December 31, 2016.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement (Agreement) with Merchant Factor Corporation (Merchant or Factor). Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. In addition, we have secured extended payment terms for purchases up to $2,000,000 from our Hong Kong Joint Venture for the purchase of the new sealed battery products. These amounts are unsecured, bear interest at 3.25%, and have repayment terms of ninety days for each advance thereunder. The combined availability of these facilities totaled approximately $1,783,000 at December 31, 2016.

The Company has a history of sales that are insufficient to generate profitable operations and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales of the Company’s new line of sealed battery safety alarms, decreasing payroll expenses, and seeking additional financing on our existing credit facility. The Company has seen positive results on this plan during the fiscal year ended March 31, 2016 and through December 31, 2016 due to the increased sales of certain of its sealed battery products and reductions in payroll expense. Management expects sales growth to continue going forward. Though no assurances can be given, if management’s plan is successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of these condensed consolidated financial statements.

Line of Credit – Factor

On January 15, 2015, the Company entered into a Factoring Agreement with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. The Agreement for the assignment of accounts receivable expires on January 6, 2018 and provides for continuation of the program on successive two year periods until terminated by one of the parties to the Agreement. In accordance with the provisions of the Agreement, the Company may take advances equal to eighty percent (80%) of the uncollected non-recourse factored trade accounts receivable balance less applicable factoring commissions and may borrow up to fifty percent (50%) of eligible inventories subject to a borrowing limitation on inventory of $1,000,000. As of December 31, 2016, the Company had borrowings of $693,766 under the Agreement with Merchant, and the Company had remaining availability under the discount factoring agreement of approximately $1,767,000. Advances on factored trade accounts receivable and borrowing on inventories are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 5.50% at December 31, 2016). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Joint Venture

The Company and its joint venture partner, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Hong Kong Joint Venture”), that manufactures security products in its facilities located in the People’s Republic of China. There are no material differences between US-GAAP and the basis of accounting used by the Hong Kong Joint Venture. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture as of and for the nine months ended December 31, 2016 and 2015:

	2016 (Unaudited)	2015 (Unaudited)
Net sales	$13,271,177	$15,002,160
Gross profit	2,169,453	2,779,556
Net loss	(782,051)	(359,513)
Total current assets	13,136,416	10,689,736
Total assets	25,825,609	29,543,358
Total current liabilities	3,878,625	5,079,527
Total liabilities	4,352,661	5,079,527

During the nine months ended December 31, 2016 and 2015 the Company purchased $8,122,013 and $5,811,404, respectively, of products directly from the Hong Kong Joint Venture for resale. For the nine month period ended December 31, 2016 the Company has reduced its equity in the earnings of the Joint Venture to reflect an increase of $124,692 in inter-Company profit on purchases held by the Company in inventory. For the nine month period ended December 31, 2015 the Company has decreased its equity in the earnings of the Joint Venture to reflect an increase of $41,317 in inter-Company profit on purchases held by the Company in inventory.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At December 31, 2016 and 2015, an allowance of approximately $57,000 has been provided for uncollectible trade accounts receivable.

Net Loss per Common Share

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three or nine month periods ended December 31, 2016 or 2015. As a result, basic and diluted weighted average common shares outstanding are identical for the three month and nine month periods ended December 31, 2016 and 2015.

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

In December 2016 the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. The amendments in ASU 2016-20 update and affect narrow aspects of the guidance issued in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Narrow Scope Improvements and Practical Expedients, which provided revised guidance on certain issues relating to revenue from contracts with customers, including clarification of the objective of the collectability criterion. In March 2016, the FASB issued a final amendment to clarify the implementation guidance for principal versus agent considerations and in April 2016 issued a final amendment to clarify the guidance related to identifying performance obligations and the accounting for intellectual property licenses. We are currently evaluating the impact these updates may have on our Consolidated Financial Statements and disclosures.

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

As used throughout this Report, “we,” “our,” “the Company” “USI” and similar words refers to Universal Security Instruments, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting our current expectations with respect to our operations, performance, financial condition, and other developments. These forward-looking statements may generally be identified by the use of the words “may”, “will”, “believes”, “should”, “expects”, “anticipates”, “estimates”, and similar expressions. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve a number of risks and uncertainties. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, those risks identified in our periodic reports filed with the Securities and Exchange Commission.

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three and nine month periods ended December 31, 2016 and 2015 relate to the operational results of the Company. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

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

Results of Operations

Three Months Ended December 31, 2016 and 2015

Sales. Net sales for the three months ended December 31, 2016 were $3,177,632 compared to $4,112,908 for the comparable three months in the prior period, a decrease of $935,276 (22.7%). Included in the prior year’s comparable quarter were sales of approximately $900,000 to a large customer to which the Company had sales of only approximately $500,000 in the fiscal quarter ended December 31, 2016.   This customer placed orders for an additional approximately $660,000 in the fiscal quarter ended December 31, 2016, however delivery of these orders will not be completed until the Company’s fourth fiscal quarter ending March 31, 2017.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 33.0% and 31.8% of sales for the quarters ended December 31, 2016 and 2015, respectively. The increase in gross profit margin was primarily due to the higher margins realized on the Company's new sealed product line.

Expenses. Selling, general and administrative expenses were $1,008,865 at December 31, 2016, compared to $1,141,668 for the comparable three months in the prior year. As a percentage of net sales, these expenses increased to 31.7% for the three month period ended December 31, 2016, from 27.8% for the 2015 period. The increase of these costs as a percentage of net sales was primarily due to lower net sales as compared to fixed expenses that do not decrease directly with decreased sales.

Research and development expenses were $199,638 for the three month period ended December 31, 2016 compared to $147,640 for the comparable quarter of the prior year, an increase of $51,998 (35.2%). The primary reasons for the increase is the increased expenditures to independent testing facilities as the new sealed product line is completed.

Interest Expense and Other. Our interest expense was $20,338 for the quarter ended December 31, 2016, compared to interest expense of $7,135 for the quarter ended December 31, 2015. The net interest expense is dependent upon the total amounts borrowed on average from the Factor and from our Hong Kong Joint Venture netted against interest earned on balances maintained in an interest bearing account with our factor. Amounts borrowed from the Factor and the Hong Kong Joint Venture increased in the current fiscal year’s three month period as compared to the same period in the prior fiscal year.

Net Loss. We reported a net loss of $549,806 for the quarter ended December 31, 2016, compared to a net loss of $174,172 for the corresponding quarter of the prior fiscal year, a $375,634 (215.7%) increase in the net loss. The primary reasons for the increase in net loss is the decrease in sales due to the timing of sales to a major customer during the current year’s quarter, as explained above, and an increase in the loss from investment in the Hong Kong Joint Venture of $183,648 to $369,745 in the quarter ended December 31, 2016 from $186,097 in the comparable quarter of the prior fiscal year.

Nine Months Ended December 31, 2016 and 2015

Sales. Net sales for the nine months ended December 31, 2016 were $10,569,944 compared to $10,327,622 for the comparable nine months in the prior period, an increase of $242,322 (2.3%). The primary reason for the increase in net sales volumes relates to the introduction and sales of the Company’s new sealed product line. In addition, as described above for the three month period ended December 31, 2016 net sales volumes were lower than expected due to the timing and recognition of certain sales transactions to a large customer that was delayed at the customer’s request. Delivery of these orders will not be completed until the Company’s fourth fiscal quarter ending March 31, 2017.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 31.8% for the nine months ended December 31, 2016 and 27.8% for the period ended December 31, 2015. The increase in gross profit margin was primarily due to the higher margins realized on the Company’s new sealed product line.

Expenses. Selling, general and administrative expenses were $3,277,480 for the nine months ended December 31, 2016 compared to $3,459,284 for the comparable nine months in the prior year. As a percentage of sales, these expenses were 31.0% for the nine month period ended December 31, 2016 and 33.5% for the comparable 2015 period. The decrease of these costs as a percentage of net sales was primarily due to higher net sales as compared to fixed expenses that do not increase directly with increased sales.

Research and development expenses were $519,621 for the nine months ended December 31, 2016 compared to $495,071 for the comparable nine month period of the prior year, an increase of $24,550 (5.0%). The primary reasons for the increase is the slight increase of expenditures to independent testing facilities during the nine month period ended December 31, 2016 as the new sealed product line is completed.

Interest Expense and Other. Our interest expense was $49,123 for the nine months ended December 31, 2016, compared to interest expense of $20,118 for the nine months ended December 31, 2015. The net interest expense is dependent upon total amounts borrowed on average from the Factor and from our Hong Kong Joint Venture netted against interest earned on balances maintained in an interest bearing account with our factor. Amounts borrowed from the Factor and the Hong Kong Joint Venture increased in the current fiscal year as compared to the same period in the prior fiscal year.

Net Loss. We reported a net loss of $1,003,551 for the nine months ended December 31, 2016 compared to a net loss of $1,362,552 for the corresponding period of the prior fiscal year, an improvement in the net loss of $359,001 (26.3%). The primary reasons for the decrease in net loss are the increase in sales and gross profit realized due to the introduction of our new sealed product line with higher gross profit margins as explained above, however this was partially offset by an increase in the loss from investment in the Hong Kong Joint Venture of $252,187 to $515,717 for the nine month period ended December 31, 2016 from $263,530 in the comparable nine month period of the prior fiscal year.

Management Plans and Liquidity

The Company had net losses of $1,003,551 for the nine months ended December 31, 2016, and $2,137,792 and $3,704,985 for the years ended March 31, 2016 and 2015, respectively. Furthermore, as of December 31, 2016, working capital (computed as the excess of current assets over current liabilities) decreased by $361,456 from $4,463,601 at March 31, 2016, to $4,102,145 at December 31, 2016.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant. Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. In addition, we have secured extended payment terms for purchases up to $2,000,000 from our Hong Kong Joint Venture for the purchase of the new sealed battery products. These amounts are unsecured, bear interest at 3.25%, and have repayment terms of ninety days for each advance thereunder. The combined availability of these facilities totaled approximately $1,783,000 at December 31, 2016.

The Company has a history of sales that are insufficient to generate profitable operations and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales of the Company’s new line of sealed battery safety alarms, decreasing payroll expenses, and seeking additional financing on our existing credit facility. The Company has seen positive results on this plan during the fiscal year ended March 31, 2016 and through December 31, 2016 due to the increased sales of certain of its sealed battery products and reductions in payroll expense. Management expects sales growth to continue going forward. Though no assurances can be given, if management’s plan is successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of these condensed consolidated financial statements.

Operating activities used cash of $689,358 for the nine months ended December 31, 2016. This was primarily due to an increase in inventory and prepaid expenses of $1,466,836 and a net loss of $1,003,551. The net loss includes a non-cash loss from investment in the Hong Kong Joint Venture of $515,717. This was partially offset by increases of $845,338 in accounts payable and accrued expenses, a decrease in trade accounts receivable of $398,177. Operating activities used cash of $2,272,870 for the nine months ended December 31, 2015. This was primarily due to an increase in inventories and prepaid expenses of $499,057, an increase in trade accounts receivable and amounts due from factor of $1,151,723, and a net loss of $1,362,552, offset by an increase in accounts payable and accrued expenses of $448,781. The net loss includes a non-cash loss from investment in the Hong Kong Joint Venture of $263,530.

Investing activities provided cash during the nine months ended December 31, 2016 resulting from the payment of $102,581 in dividends from the Joint Venture. Investing activities provided cash of $822,367 during the nine months ended December 31, 2015 as a result of the withdrawal of interest bearing funds held by the factor of $631,906 and dividends received from the Joint Venture of $190,461.

Financing activities provided cash of $379,875 during the nine months ended December 31, 2016 and provided cash of $1,628,218 during the nine months ended December 31, 2015, which is comprised of advances net of repayments on the line of credit from our factor.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three and nine months ended December 31, 2016 were $4,998,083 and $13,271,177 respectively, compared to $4,765,598 and $15,002,160, respectively, for the comparable period in the prior fiscal year. The 4.9% increase and 11.5% decrease in net sales by the Joint Venture for the three and nine month period is due to fluctuations in sales volume to unaffiliated customers primarily in Europe.

Gross Profit Margin. Gross margins of the Joint Venture for the three month period ended December 31, 2016 decreased to a negative (0.8%) from 11.9% for the 2015 corresponding period. For the nine month period ended December 31, 2016, gross margins were 16.4% compared to 18.5% for the same period of the prior year. The quarter ended December 31, 2016 included a non-recurring write down of inventory of approximately $387,000 to adjust inventory to current value. In addition, gross margins depend on sales volume of various products, with varying margins, accordingly, increased sales of higher margin products and decreased sales of lower margin products affect the overall gross margins.

Expenses. Selling, general and administrative expenses were $1,201,701 and $3,308,966, respectively, for the three and nine month periods ended December 31, 2016, compared to $915,688 and $3,263,223 in the prior year’s respective periods. As a percentage of sales, expenses were 24.0% and 24.9% for the three and nine month periods ended December 31, 2016, compared to 19.2% and 21.8% for the three and nine month periods ended December 31, 2015. The changes in selling, general and administrative expense as a percent of sales for the three and nine month periods were primarily due to costs that do not change at the same rate as changes in sales volume.

Interest Income. Interest income on assets held for investment was $227,901 and $432,618 respectively, for the three and nine month periods ended December 31, 2016, compared to interest income of $125,903 and $355,522, respectively, for the prior year’s periods. Interest income is dependent on the average balance of assets held for investment.

Net Loss. The net loss for the three and nine months ended December 31, 2016 was $988,478 and $782,051, respectively, compared to a net loss of $336,434 and $359,513, respectively, in the comparable periods last year. The increase in net loss for the three month period ended December 31, 2016 is due primarily to a non-recurring write down of inventory of approximately $387,000 to adjust inventory to current value during the December 31, 2016 quarter as explained above. The increase in the net loss for the nine month period of the current year is due primarily to reduced sales during the nine month period ended December 31, 2016, and a decrease in gross profit margin as explained above.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the nine months ended December 31, 2016, working capital increased by $3,112,829 from $6,144,962 on March 31, 2016 to $9,257,791 on December 31, 2016.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 6.	EXHIBITS

Exhibit No. (* Indicates filed herewith)
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)
10.4	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.5	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.6	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747) , by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), and by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated February 21, 2017.*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2016 and March 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: February 21, 2017	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer

