Form 10-K
period 2017-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2017-07-14
CIK 102109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2017 or

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐

Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the New York Stock Exchange (NYSE MKT LLC) on September 30, 2016, was $8,788,971.

The number of shares of common stock outstanding as of June 30, 2017 was 2,312,887.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2017 Annual Meeting of Shareholders.

UNIVERSAL SECURITY INSTRUMENTS, INC.

2017 ANNUAL REPORT ON FORM 10-K

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

In 1989 we formed Eyston Company Limited, a limited liability company under the laws of Hong Kong, as a joint venture with a Hong Kong-based partner, to manufacture various products in the Peoples Republic of China (the “Hong Kong Joint Venture”). We currently own a 50% interest in the Hong Kong Joint Venture and are a significant customer of the Hong Kong Joint Venture (62.0% and 52.0% of its sales during fiscal 2017 and 2016 respectively), with the balance of its sales made to unrelated customers worldwide. We import all of our products from foreign suppliers. For the fiscal year ended March 31, 2017, approximately 95.6% of our purchases were imported from the Hong Kong Joint Venture.

Our sales for the year ended March 31, 2017 were $14,083,428 compared to $13,740,840 for the year ended March 31, 2016. We reported a net loss of $2,058,902 in fiscal 2017 compared to a net loss of $2,137,792 in fiscal 2016, a decrease in the net loss of $78,890 (3.7%). The net loss is primarily due to sales volumes that are insufficient to cover general and administrative expense. The net loss of the Company also reflects a $275,664 increase in our loss from investment in the Hong Kong Joint Venture. Decreased purchases by unaffiliated customers, primarily in Europe from the Hong Kong Joint Venture, was a primary contributor to the increased net loss of the Hong Kong Joint Venture.

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

We also submitted each of our new products for independent testing agency approval, and have introduced products into the marketplace as approvals were received. This process began during the fourth quarter of our 2010 fiscal year and continued through the development and testing of our sealed battery alarms. Currently, we have received independent testing agency approvals on all of our sealed battery products.

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

A significant portion of our sales are made by approximately 36 independent sales organizations, compensated by commission, which represents approximately 230 sales representatives, some of which have warehouses where USI Electric products are maintained for sale. In addition, the Company has established a national distribution system with eight regional stocking warehouses throughout the United States which generally enables customers to receive their orders the next day without paying for overnight freight charges. Our agreements with these sales organizations are generally cancelable by either party upon 30 days’ notice. We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business. Sales are also made directly by the officers and full-time employees of the Company and our USI Electric subsidiary, seven of whom have other responsibilities for the Company. Sales outside the United States are made by our officers and through exporters, and amounted to less than one percent in fiscal 2017 and 4.8% of total net sales in fiscal 2016.

We also market our products through our website and through our own sales catalogs and brochures, which are mailed directly to trade customers. Our customers, in turn, may advertise our products in their own catalogs and brochures and in their ads in newspapers and other media. We also exhibit and sell our products at various trade shows, including the annual National Hardware Show.

Our backlog of orders as of March 31, 2017 was approximately $830,000. Our backlog as of March 31, 2016 was approximately $631,000. This increase in backlog is primarily due to the timing of orders of our safety products.

Hong Kong Joint Venture

We have a 50% interest in Eyston Company Limited, the Hong Kong Joint Venture, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of certain of our electronic and electrical products.

We believe that the Hong Kong Joint Venture arrangement will ensure a continuing source of supply for a majority of our safety products at competitive prices. During fiscal years 2017 and 2016, 95.6% and 97.0%, respectively, of our total inventory purchases were made from the Hong Kong Joint Venture. The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms. Negative changes in economic and political conditions in China or any other adversity to the Hong Kong Joint Venture will unfavorably affect the value of our investment in the Hong Kong Joint Venture and would have a material adverse effect on the Company’s ability to purchase products for distribution.

Our purchases from the Hong Kong Joint Venture represented approximately 62.0% of the Hong Kong Joint Venture’s total sales during fiscal 2017 and 52.0% of total sales during fiscal 2016, with the balance of the Hong Kong Joint Venture’s sales being primarily made in Europe and Australia, to unrelated customers. The Hong Kong Joint Venture’s sales to unrelated customers were $5,875,243 in fiscal 2017 and $8,502,710 in fiscal 2016. Please see Note C of the consolidated financial statements, and management’s discussion and analysis of financial condition and results of operations, for a comparison of annual sales and earnings of the Hong Kong Joint Venture.

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

Competition

In fiscal years 2017 and 2016, sales of safety products accounted for substantially all of our total sales. In the sale of smoke alarms and carbon monoxide alarms, we compete in all of our markets with First Alert and Walter Kidde Portable Equipment, Inc. These companies have greater financial resources and financial strength than we have. However, we believe that our safety products compete favorably in the market primarily on the basis of styling, features and pricing.

The safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Employees

As of March 31, 2017, we had 14 employees, 9 of whom are engaged in administration and sales, and the balance of whom are engaged in product development. Our employees are not unionized, and we believe that our relations with our employees are satisfactory.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Effective January 2009, we entered into a ten year operating lease for a 12,000 square foot office and warehouse located in Baltimore County, Maryland. In June 2009, we amended this lease to include an additional 3,000 square feet of warehouse space contiguous to our existing warehouse in Baltimore County, Maryland. Monthly rental expense, with common area maintenance, currently approximates $14,000 and increases 3% per year.

Effective March 2003, we entered into an operating lease for office space in Naperville, Illinois. This lease, consisting of 3,400 square feet, was renewed in October 2016 and extends through February 2018. The monthly rental, with common area maintenance, approximated $5,000 per month during the current fiscal year and is subject to increasing rentals of 3% per year.

The Hong Kong Joint Venture currently operates an approximately 100,000 square foot manufacturing facility in the Guangdong province of Southern China and two manufacturing facilities in the Fujian province of Southern China totaling approximately 300,000 square feet. The Hong Kong Joint Venture’s offices and warehouses are leased pursuant to various leases with rental payments of approximately $23,000 per month.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

Harvey B. Grossblatt	70	President, Chief Operating Officer and Chief Executive Officer

James B. Huff	65	Chief Financial Officer, Secretary and Treasurer

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

Market for Common Stock

Our common stock, $.01 par value (the “Common Stock”) trades on the NYSE MKT LLC exchange, under the symbol UUU. As of March 31, 2017, there were 191 record holders of the Common Stock. The closing price for the Common Stock on that date was $2.95. We have not paid any cash dividends on our common stock, and it is our present intention to retain all cash flow for use in future operations. The following table sets forth the high and low prices for the Common Stock for each full quarterly period during the fiscal years indicated.

Fiscal Year Ended March 31, 2017
First Quarter	High	$4.63
	Low	$3.45

Second Quarter	High	$3.97
	Low	$2.91

Third Quarter	High	$4.20
	Low	$3.05

Fourth Quarter	High	$4.08
	Low	$2.80

Fiscal Year Ended March 31, 2016
First Quarter	High	$6.81
	Low	$5.44

Second Quarter	High	$6.88
	Low	$5.01

Third Quarter	High	$6.02
	Low	$4.15

Fourth Quarter	High	$5.05
	Low	$3.11

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50% owned Hong Kong Joint Venture. Our consolidated financial statements detail our sales and other operational results, and report the financial results of the Hong Kong Joint Venture that is accounted for using the equity method of accounting. Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2017 and 2016 relate to the operational results of the Company and its consolidated subsidiary only and includes the Company’s equity share of earnings in the Hong Kong Joint Venture. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Hong Kong Joint Venture.”

While we believe that our overall sales are likely affected by the current global economic situation, we believe that we are specifically negatively impacted by the severe downturn in the U.S. housing market that occurred in 2008. Although there has since been improvement in the industry, it has not returned to pre-2008 performance. As stated elsewhere in this report, our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies); every downturn in new home construction and new home sales negatively impacts sales by our USI Electric subsidiary. Our operating results for the current fiscal years ended March 31, 2017 and 2016 continue to be significantly impacted by the economic conditions of the U.S. housing market.

We further believe that our fiscal 2017 and 2016 retail sales were impacted by the movement of the smoke and carbon monoxide alarm retail markets toward ten-year sealed alarms to comply with new laws passed in several states, including California and New York. As the Company continues its introduction of its new line of sealed battery units, the Company expects an improvement in sales and higher gross profit margins.

Comparison of Results of Operations for the Years Ended March 31, 2017 and 2016

Sales. In fiscal year 2017, our net sales are $14,083,428 compared to sales in the prior year of $13,740,840, an increase of $342,588 (2.5%). The increase in sales is primarily attributable to the introduction during the prior fiscal year of the Company’s new sealed battery safety alarms.

Gross Profit. Gross profit percentage is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit percentage for the fiscal year ended March 31, 2017 was 29.5% compared to 27.5% in fiscal 2016. The increase in 2017 gross margin is attributed to the mix of products sold and the introduction of the Company’s new sealed battery safety alarms to the market.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased to $4,444,230 in fiscal 2017 from $4,480,330 in fiscal 2016. As a percentage of net sales, these expenses were generally comparable at 31.6% for the fiscal year ended March 31, 2017 and 32.6% for the fiscal year ended March 31, 2016.

Research and Development. Research and development expense for the fiscal year ended March 31, 2017 was $682,508, of which approximately $525,000 was for new product development. Research and development expense for the fiscal year ended March 31, 2016 was $665,278, of which approximately $500,000 was for new product development. The increase in overall research and development expense for the 2017 period compared to the 2016 period was due to additional independent testing of certain new products in development.

Interest Expense (Net). For the fiscal year ended March 31, 2017, the Company incurred interest expense of $63,252 related to borrowing costs principally associated with interest paid on amounts borrowed from the factor and on extended trade payables due to the Hong Kong Joint Venture. For the fiscal year ended March 31, 2016, the Company incurred interest expense of $29,768 related to borrowing costs principally associated with interest paid on extended trade payables due to the Hong Kong Joint Venture. The increase in interest expense results from higher borrowing during the fiscal year to fund operating cash requirements. Amounts borrowed from Merchant Factors Corporation (Merchant or Factor) bear interest at prime plus 2%, and are secured by trade accounts receivable, and inventory. Amounts borrowed from the Hong Kong Joint Venture are restricted to the purchase of the Company’s new sealed battery alarms and bear interest at 3.25%, are for a term of ninety (90) days, and are unsecured.

Income Taxes. For the fiscal years ended March 31, 2017 and 2016, our statutory Federal tax rate was 34.0%. The income tax rate indicated by the provision for income tax expense as shown on the Consolidated Statements of Operations for the fiscal years ended March 31, 2017 and 2016 varies from the expected statutory rate. Footnote H to the financial statements provides a reconciliation of the amount of tax that would be expected at statutory rates and the amount of tax expense or benefit provided at the effective rate of tax for each fiscal period.

Net Loss. We reported a net loss of $2,058,902 for the fiscal year 2017, compared to a net loss of $2,137,792 for fiscal 2016, a $78,890 (3.7%) decrease in the net loss. The net loss is primarily due to sales volumes that are insufficient to cover general and administrative expense. Our loss also included an increase in the loss from investment in the Hong Kong Joint Venture that increased to $1,017,510 in fiscal 2017 from a loss of $741,846 in fiscal 2016, a $275,664 (37.2%) increase in the loss. See “Hong Kong Joint Venture” below for further discussion regarding the operations of the Hong Kong Joint Venture.

Financial Condition, Liquidity and Capital Resources

The Company had net losses of $2,058,902 and $2,137,792 for the years ended March 31, 2017 and 2016, respectively. Furthermore, as of March 31, 2017, working capital (computed as the excess of current assets over current liabilities) decreased by $907,077 from $4,463,601 on March 31, 2016, to $3,556,524 on March 31, 2017, and the Company experienced negative cash flows from operations of $2,153,188 and $822,957 for the fiscal years ended March 31, 2017 and 2016, respectively.

Our operating activities used cash of $2,153,188 for the year ended March 31, 2017 principally as a result of a net loss of $2,058,902. In addition to the net loss, operating cash was used as accounts receivable and amounts due from factor increased by $327,548 and inventories increased by $816,857. The net loss was partially offset by the non-cash loss of the Hong Kong Joint Venture of $1,017,510. Operating activities used cash of $822,957 for the year ended March 31, 2016 principally as a result of a net loss of $2,137,792. In addition, operating activities used cash as accounts receivable and amounts due from factor increased by $141,281, and inventories increased by $31,065. The net loss was partially offset by the non-cash loss of the Hong Kong Joint Venture of $741,846, and increases in accounts payable and accrued expenses of $659,222.

Our investing activities provided cash of $102,581 during the fiscal year ended March 31, 2017 resulting from dividends received from the Hong Kong Joint Venture. Our investing activities provided cash of $822,367 during the fiscal year ended March 31, 2016 resulting from the withdrawal of funds held by the factor of $631,906 and dividends received from the Hong Kong Joint Venture of $190,461.

Financing activities provided cash of $1,950,234 during the fiscal year ended March 31, 2017 as a result of cash advances against factored trade accounts receivable with our factor. Financing activities provided cash of $313,891 during the fiscal year ended March 31, 2016 as a result of cash advances against factored trade accounts receivable with our factor.

Management believes that sales by the Company and by our USI Electric subsidiary have been negatively impacted by the ongoing downturn in the U.S. housing market and delays in commencing sales of the Company’s new line of sealed smoke and carbon monoxide (CO) alarms. The new line of sealed smoke and carbon monoxide alarms began selling during the current fiscal year and management expects an improvement in sales related to these items. Management believes that with an improved housing market and sales of our new sealed products, the Company will improve profitability. As of March 31, 2017 the Company has completed and received approval of its complete line of sealed ionization models.

Management expects our new sealed products will compete on price and functionality with similar products offered by our larger competitors. While we believe there will be market acceptance of our new products we cannot be assured of this. Should our products not achieve the level of acceptance we anticipate, this will have a significant impact on our future operations, and our sales may decline, potentially impacting our ability to continue operating in our current fashion.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant. Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. In addition, we have secured extended payment terms for purchases up to $2,000,000 from our Hong Kong Joint Venture for the purchase of inventory. These amounts are unsecured, bear interest at 3.25%, and provide for repayment terms of ninety days for each advance thereunder. The combined unused availability of these facilities totaled approximately $1,384,574 at March 31, 2017. Effective April 1, 2017, the Company has increased its payment terms to purchase up to $3,000,000 from our Hong Kong Joint Venture and the interest rate thereon has been increased to 4.00%.

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s new line of sealed battery ionization smoke alarms and carbon monoxide products, and obtaining additional financing on its credit facility. The Company has seen positive results on this plan during the fiscal year ended March 31, 2017 due to the release of its sealed battery products and management expects this growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

Hong Kong Joint Venture

In fiscal year 2017, sales of the Hong Kong Joint Venture were $15,470,589 compared to $17,581,195 in fiscal 2016. During the fiscal year ended March 31, 2017, sales to the Company increased compared to the prior year by approximately $517,000 principally due to sales of the new sealed battery product line. However, sales to unaffiliated customers of the Hong Kong Joint Venture declined during the year by approximately $2,600,000 principally due to lower sales to unaffiliated customers primarily in Europe.

Gross margins of the Hong Kong Joint Venture for fiscal year 2017 decreased to 12.5% from 13.3% in the prior fiscal year. The primary reason for the decrease is the decrease in margins realized on sales to unaffiliated customers.

Selling, general and administrative expenses of the Hong Kong Joint Venture for fiscal 2017 were generally comparable on a dollar basis at $4,298,006, compared to $4,338,438 in the prior fiscal year. As a percentage of sales, these expenses were 27.8% and 24.7%, respectively, for the fiscal years ended March 31, 2017 and 2016. Selling, general and administrative expenses were higher as a percentage as certain fixed costs do not decrease proportionally with decreased sales.

Investment income and interest income, net of interest expense, was $508,881 for fiscal year 2017, compared to $537,048 for fiscal year 2016.

The net loss was $1,808,497 for fiscal year 2017 compared to a net loss of $1,584,012 for the fiscal year ended March 31, 2016. The increase in the net loss for fiscal 2017 was primarily due to decreased sales to unaffiliated customers primary in Europe.

Cash needs of the Hong Kong Joint Venture are currently met by cash on hand. Working capital increased to $9,957,418 as of March 31, 2017 from $7,998,345 as of March 31, 2016.

Related Party Transactions

Pursuant to its written charter, the Audit Committee of the Board of Directors of the Company reviews and approves all transactions with related persons that are required to be disclosed under applicable regulation. During the fiscal year ended March 31, 2017 and 2016, inventory purchases and other company expenses of approximately $988,000 and $493,000, respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt received travel mileage benefits from these charges and the Company utilized some of these benefits. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2017 and 2016 amounted to $102,004 and $66,884, respectively, and the amount outstanding at March 31, 2017 and 2016 is $24,068 and $66,884, respectively.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with US GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with US GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our Chief Financial Officer, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2017 for the reasons described above.

Changes in Internal Control over Financial Reporting.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2017.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement filed pursuant to Regulation 14A and issued in conjunction with the 2017 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS

(a)1. Financial Statements.

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)
10.4	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.5	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.6	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747) ), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), and by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 1-31747)
23.1	Consent of Marcum LLP*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated July 14, 2017*
101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2017 and 2016; (ii) Consolidated Statements of Operations for the years ended March 31, 2017 and 2016; (iii) Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.

July 14, 2017	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey B. Grossblatt	President, Chief Executive Officer	July 14, 2017
Harvey B. Grossblatt	and Director

/s/ James B. Huff	Chief Financial Officer	July 14, 2017
James B. Huff	(principal financial officer and
principal accounting officer)

/s/ Cary Luskin	Director	July 14, 2017
Cary Luskin

/s/ Ronald A. Seff	Director	July 14, 2017
Ronald A. Seff

/s/ Ira Bormel	Director	July 14, 2017
Ira Bormel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Universal Security Instruments, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. and Subsidiary (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Security Instruments, Inc. and Subsidiary, as of March 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

Marcum llp

Philadelphia, Pennsylvania

July 14, 2017

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,
	2017	2016 (Revised)
ASSETS
CURRENT ASSETS
Cash	$262,355	$362,728

Accounts receivable:
Trade, less allowance for doubtful accounts	170,010	17,389
Receivables from employees	60,087	62,090
Receivable from Hong Kong Joint Venture	17,584	60,506
	247,681	139,985

Amount due from factor	2,009,471	1,789,619
Inventories – finished goods	4,700,104	3,883,247
Prepaid expenses	491,928	410,166

TOTAL CURRENT ASSETS	7,711,539	6,585,745

INVESTMENT IN HONG KONG JOINT VENTURE	10,562,837	12,417,450
PROPERTY AND EQUIPMENT - NET	46,293	71,556
INTANGIBLE ASSETS - NET	62,604	67,075
OTHER ASSETS	4,000	6,000

TOTAL ASSETS	$18,387,273	$19,147,826

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit - factor	$2,264,125	$313,891
Accounts payable - trade	525,638	587,343
Accounts payable - Hong Kong Joint Venture	1,206,731	1,070,103
Accrued liabilities:
Accrued payroll and employee benefits	82,894	76,480
Accrued commissions and other	75,627	74,327

TOTAL CURRENT LIABILITIES	4,155,015	2,122,144

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; 20,000,000 shares authorized, 2,312,887 shares issued and outstanding at March 31, 2017 and 2016	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Retained earnings	963,430	3,022,332
Accumulated other comprehensive income	359,858	1,094,380
TOTAL SHAREHOLDERS’ EQUITY	14,232,258	17,025,682

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,387,273	$19,147,826

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2017	2016

Net sales	$14,083,428	$13,740,840
Cost of goods sold – acquired from Joint Venture	9,380,752	9,670,761
Cost of goods sold - other	554,078	290,649

GROSS PROFIT	4,148,598	3,779,430

Selling, general and administrative expense	4,444,230	4,480,330
Research and development expense	682,508	665,278

Operating loss	(978,140)	(1,366,178)

Other expense:
Loss from investment in Hong Kong Joint Venture	(1,017,510)	(741,846)
Interest expense, net	(63,252)	(29,768)

Loss from operations before income taxes	(2,058,902)	(2,137,792)

Income tax benefit	-	-

NET LOSS	$(2,058,902)	$(2,137,792)

Loss per share:
Basic and diluted	$(0.89)	$(0.92)

Shares used in computing net loss per share:
Weighted average basis and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended March 31,
	2017	2016

NET LOSS	$(2,058,902)	$(2,137,792)

Other Comprehensive Loss
Company’s Portion of Hong Kong
Joint Venture’s Other Comprehensive
Loss:
Currency translation	(657,806)	(156,983)
Unrealized loss on investment securities	(76,716)	(74,327)

Total Other Comprehensive Loss	(734,522)	(231,310)

COMPREHENSIVE LOSS	$(2,793,424)	$(2,369,102)

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accum. Other Compre- hensive Income	Total

Balance at April 1, 2015 (Revised – See Note P)	2,312,887	$23,129	$12,885,841	$5,160,124	$1,325,690	$19,394,784

Currency translation					(156,983)	(156,983)

Unrealized loss on investment securities					(74,327)	(74,327)

Net loss				(2,137,792)		(2,137,792)

Balance at March 31, 2016 (Revised)	2,312,887	23,129	12,885,841	3,022,332	1,094,380	17,025,682

Currency translation					(657,806)	(657,806)

Unrealized loss on investment securities					(76,716)	(76,716)

Net loss				(2,058,902)		(2,058,902)

Balance at March 31, 2017	2,312,887	$23,129	$12,885,841	$963,430	$359,858	$14,232,258

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(2,058,902)	$(2,137,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,734	37,534

Loss from investment in Hong Kong Joint Venture	1,017,510	741,846

Changes in operating assets and liabilities:
Increase in accounts receivable and amounts due from factor	(327,548)	(141,281)
Increase in inventories	(816,857)	(31,065)
(Increase) Decrease in prepaid expenses	(81,762)	28,579
Increase in accounts payable and accrued expenses	82,637	659,222
Decrease in other assets	2,000	20,000

NET CASH USED IN OPERATING ACTIVITIES	(2,153,188)	(822,957)

INVESTING ACTIVITIES:
Change in funds held by factor	-	631,906
Cash distributions from Joint Venture	102,581	190,461

NET CASH PROVIDED BY INVESTING ACTIVITIES	102,581	822,367

FINANCING ACTIVITIES:
Net proceeds from line of credit - factor	1,950,234	313,891

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,950,234	313,891

(DECREASE) INCREASE IN CASH	(100,373)	313,301

Cash at beginning of period	362,728	49,427

CASH AT END OF PERIOD	$262,355	$362,728

Supplemental information:
Interest paid	$63,252	$29,768
Income taxes paid	$-	$-

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

Revenue Recognition: The Company recognizes sales upon shipment of products, when title has passed to the buyer, net of applicable provisions for any discounts or allowances. We recognize revenue when the following criteria are met: evidence of an arrangement exists; the fee is fixed and determinable; delivery has taken place; and collectability is reasonably assured. Customers may not return, exchange or refuse acceptance of goods without our approval. However, the Company has entered into an agreement with a customer to grant pre-approved rights of return of up to fifty percent of products sold on certain invoices to provide for and gain acceptance within certain markets. When a pre-approved right of return is granted, revenue recognition is deferred until the right of return expires. We have established allowances to cover anticipated doubtful accounts based upon historical experience.

Accounts Receivable: The Company assigns the majority of its trade receivables on a pre-approved non-recourse basis to Merchant Factors Corporation (Merchant or Factor) under a factoring agreement on an ongoing basis. Factoring charges recognized on assignment of receivables are deducted from revenue in the consolidated statements of operations and amounted to $107,879 and $102,176 for the years ended March 31, 2017 and 2016, respectively.

Management considers amounts due from the Company’s factor to be “financing receivables”. Trade accounts receivable, other receivables, and receivables from our Hong Kong Joint Venture are not considered to be financing receivables.

At the time a receivable is assigned to our factor, the credit risk associated with the credit worthiness of the debtor is assumed by the factor. The Company continues to bear any credit risk associated with delivery or warranty issues related to the products sold.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At March 31, 2017 and 2016, an allowance of $57,000 has been provided for uncollectible trade accounts receivable.

Inventories: Inventories are stated at the lower of cost (first in/first out method) or market. Included as a component of finished goods inventory are additional non-material costs. These costs include freight, import duty and inspection fees. Expenses incurred for inventory quality control in the amount of approximately $43,000 and $37,000, have been capitalized and included in inventory for the fiscal years ended March 31, 2017 and 2016, respectively. We evaluate inventories on a quarterly basis and write down inventory that is considered obsolete or unmarketable in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The factors considered in performing this assessment include current operating results, anticipated future results, the manner in which the asset is used and the effects of obsolescence, demand, competition and other economic factors. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows is less than the assets’ carrying value, and losses are determined based upon the excess carrying value of the assets over its fair value. Based on this assessment, no impairment to long-lived assets resulted for fiscal years ended March 31, 2017 and 2016.

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

The Company follows Accounting Standards Codification (ASC) 740-10 that gives guidance to tax positions related to the recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.  Interest and penalties, if any, related to income tax matters are recorded as income tax expenses. See Note H, Income Taxes.

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

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $315,957 and $267,128 in fiscal years 2017 and 2016, respectively.

Foreign currency: The activity and accounts of the Hong Kong Joint Venture are denominated in Hong Kong dollars and are translated to US dollars in consolidation. The Company translates the accounts of the Hong Kong Joint Venture at the applicable exchange rate in effect at the year-end date for assets and liabilities and at the average exchange rate for the reporting period for statement of operation purposes. The Company currently does not maintain cash in foreign banks to support its operations in Hong Kong. The cumulative balance of currency translation, a component of accumulated other comprehensive income, amounted to $325,725 and $983,529 at March 31, 2017 and 2016, respectively.

Net Loss per Share: Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive) for the period. As a result of the net losses, the weighted average number of common shares outstanding is identical for the years ended March 31, 2017 and 2016 for both basic and diluted shares. In addition, there were no other securities outstanding during 2017 or 2016.

Recently Issued Accounting Pronouncements: Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s.

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

NOTE B – MANAGEMENT’S PLAN

The Company had net losses of $2,058,902 and $2,137,792 for the years ended March 31, 2017 and 2016, respectively. Furthermore, as of March 31, 2017, working capital (computed as the excess of current assets over current liabilities) decreased by $907,077 from $4,463,601 at March 31, 2016, to $3,556,524 at March 31, 2017, and the Company experienced negative cash flows from operations of $2,153,188 and $822,957 for the fiscal years ended March 31, 2017 and 2016, respectively.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of a factoring agreement with Merchant as further described in Note D – Short Term Borrowings and Credit Arrangements. Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. In addition, effective on April 1, 2017, we have secured extended payment terms for purchases up to $3,000,000 from our Hong Kong Joint Venture for the purchase of inventory. Effective April 1, 2017, amounts borrowed are unsecured, bear interest at 4.00%, and provide for repayment terms of ninety days for each advance thereunder. The combined availability of these facilities totaled approximately $1,385,000

We anticipate that the introduction of our complete line of sealed smoke and carbon monoxide alarms will result in increased sales. These sealed products will compete on price and functionality with similar products offered by our larger competitors. While we believe there will be market acceptance of our new products we cannot be assured of this. Should our products not achieve the level of acceptance we anticipate this will have a significant impact on our future operations and potentially impact our ability to continue operations.

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s new line of sealed battery ionization smoke alarms and carbon monoxide products, and obtaining additional financing on its credit facility. The Company has seen positive results on this plan during the fiscal year ended March 31, 2017 due to the release of its sealed battery products and management expects this growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

NOTE C – INVESTMENT IN THE HONG KONG JOINT VENTURE

The Company holds a 50% interest in a joint venture with a Hong Kong corporation, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of consumer electronic products. As of March 31, 2017 and 2016, the Company has an investment balance of $10,562,837 and $12,417,450, respectively for its 50% interest in the Hong Kong Joint Venture. There are no material differences between US-GAAP and those used by the Hong Kong Joint Venture.

The following represents summarized financial information derived from the financial statements of the Hong Kong Joint Venture as of March 31, 2017 and 2016.

	March 31,
		2016
	2017	(Revised)

Current assets	$12,314,103	$10,528,508
Property and other assets	11,960,064	17,193,499

Total assets	$24,274,167	$27,722,007

Current liabilities	$2,356,685	$2,530,163
Non-current liabilities	392,354	470,850

Equity	21,525,128	24,720,994

Total liabilities and equity	$24,274,167	$27,722,007

	For the Year Ended March 31,
	2017	2016

Net sales	$15,470,589	$17,581,195
Gross profit	1,932,919	2,337,649
Net loss	(1,808,497)	(1,584,012)

During the years ended March 31, 2017 and 2016, the Company purchased $9,595,346 and $9,078,485, respectively, of finished product from the Hong Kong Joint Venture, which represents 95.6% and 97.0%, respectively, of the Company’s total finished product purchases. Amounts due from the Hong Kong Joint Venture included in Accounts Receivable totaled $17,584 and $60,506 at March 31, 2017 and 2016, respectively.

At March 31, 2017 and 2016, the Company borrowed $1,206,731 and $1,070,103 under two separate extended payment term agreements with the Hong Kong Joint Venture. These agreements provide extended payment terms for the purchase of inventory from the Hong Kong Joint Venture. Purchases under the first of these agreements are limited to $2,000,000, bear interest at 3.25%, are for a term of ninety (90) days, and are unsecured. Dividends declared and paid by the Hong Kong Joint Venture, which amounted to $102,581 and $190,461 during the fiscal years ended March 31, 2017 and 2016, are first used to repay any outstanding balance on these agreements. At March 31, 2017 and 2016, $1,206,731 and $729,135, respectively, was outstanding under this arrangement with our Hong Kong Joint Venture. Under the second extended payment term agreement, the Hong Kong Joint Venture provides extended repayment terms of sixty (60) days for purchases of certain other products as may from time to time be negotiated with the Hong Kong Joint Venture. At March 31, 2017 and 2016 there was $0 and $340,968, respectively, outstanding on the sixty day arrangement. Amounts borrowed, if any, under this arrangement are unsecured, non-interest bearing, and are not subject to the $2,000,000 limitation discussed above. Effective April 1, 2017, the Company has increased its payment terms for purchases up to $3,000,000 from our Hong Kong Joint Venture and the interest rate thereon has been increased to 4.00%.

The Company’s investment in the Hong Kong Joint Venture as recorded on the Company’s consolidated balance sheets has been adjusted for the effect of intercompany profit of the Hong Kong Joint Venture in the ending inventory of the Company.

NOTE D – SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

On January 15, 2015, the Company entered into a factoring agreement (Agreement) with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. The Agreement for the assignment of accounts receivable expires on January 6, 2018 and provides for continuation of the program on successive two year periods until terminated by one of the parties to the Agreement. In accordance with the provisions of the Agreement with Merchant, the Company may take advances equal to eighty percent (80%) of the uncollected non-recourse factored trade accounts receivable balance less applicable factoring commissions, and may borrow up to fifty percent (50%) of eligible inventories subject to a borrowing limitation on inventory of $1,000,000. The amount available to borrow from Merchant is approximately $587,000 and $2,067,000 at March 31, 2017 and 2016, respectively. Advances on factored trade accounts receivable and borrowing on inventories are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (effective rate 5.50% at March 31, 2016 and 6.00% at March 31, 2017). Advances under the Agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance. At March 31, 2017 and 2016 there was $2,264,125 and $313,891 borrowed and outstanding under the factoring agreement.

Under the Agreement, the Company assigned receivables of $13,770,764 and $12,942,571 during the years ended March 31, 2017 and 2016, respectively. The uncollected balance of non-recourse receivables held by the factor amounted to $2,009,471 and $1,789,619 at March 31, 2017 and 2016. Collected cash maintained on deposit at March 31 2017 and 2016 with the factor earns interest at the factor’s prime rate of interest less 2.5 percent (effective rate of 1.50% at March 31, 2017.) There was no cash on deposit with the Factor at March 31, 2017 or 2016.

NOTE E – PROPERTY AND EQUIPMENT - NET

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided by using the straight-line method based on estimated useful lives. Expenditures for major betterments that extend the useful life of property and equipment are capitalized. Repair and maintenance costs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations.

The estimated useful lives for financial reporting purposes are as follows:

Leasehold improvements	-	Shorter of term of lease or useful life of asset
Machinery and equipment	-	5 to 10 years
Furniture and fixtures	-	5 to 15 years
Computer equipment	-	5 years

Property and equipment consist of the following:

	March 31,
	2017	2016
Leasehold improvements	$166,722	$166,722
Machinery and equipment	190,400	190,400
Furniture and fixtures	261,292	261,292
Computer equipment	286,528	286,528
	904,942	904,942
Less accumulated depreciation and amortization	(858,649)	(833,386)
	$46,293	$71,556

Depreciation and amortization expense totaled $25,263 and $33,062 for fiscal years ended March 31, 2017 and 2016, respectively.

NOTE F - LEASES

During January 2009, the Company entered into an operating lease for its office and warehouse location in Owings Mills, Maryland which expires in March 2019. This lease is subject to increasing rentals at 3% per year. In June 2009, we amended this lease to include an additional 3,000 square feet of warehouse. In October 2016, the Company renewed and expanded its operating lease through February 2018 for a 3,400 square foot office in Naperville, Illinois. This lease is subject to increasing rentals at three percent (3%) per year.

Each of the operating leases for real estate has renewal options with terms and conditions similar to the original lease. Rent expense, including common area maintenance, totaled $220,492 and $214,072 for the years ended March 31, 2017 and 2016, respectively.

	2018	2019	2020	Total
Future minimum lease payments are as follows:	$229,082	$174,958	$10,170	$414,210

NOTE G – INCOME TAXES

The Company files its income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Income tax returns filed for the fiscal years ended March 31, 2016, 2015, and 2014 are considered open and subject to examination by tax authorities. Deferred income tax assets and liabilities are computed and recognized for those differences that have future tax consequences and will result in net taxable or deductible amounts in future periods. Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes. The deferred tax liabilities and assets for the Company result primarily from net operating loss and tax credit carry forwards, reserves and accrued liabilities.

At March 31, 2017, the Company has total net federal and state operating loss carry forwards of approximately $8,418,000, which expire in various amounts at dates from 2017 through 2032. There are certain limitations to the use and application of these items. Management reviews net operating loss carry forwards and income tax credit carry forwards to evaluate if those amounts are recoverable. After a review of projected taxable income and the components of the deferred tax assets in accordance with applicable accounting guidance it was determined that it is more likely than not that the tax benefits associated with the remaining components of the deferred tax assets will not be realized. This determination was made based on the Company’s history of losses from operations and the uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to their expiration. Accordingly, a valuation allowance was established to fully offset the value of the deferred tax assets. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

The reconciliation between the statutory federal income tax provision and the actual effective tax provision is as follows:

	Years ended March 31,
	2017	2016
Federal benefit at statutory rate (34%) before loss carry-forward	$(700,027)	$(726,849)
Non-repatriated loss of Hong Kong Joint Venture	345,953	252,228
Permanent differences	57,651	83,024
State income tax benefit – net of federal effect	(30,515)	(38,815)
Expiration of tax credits	251,520	243,043
Increase in deferred tax valuation allowance	75,418	187,369
	$-	$-

The individual components of the Company’s deferred tax assets are as follows:

	March 31,
	2017	2016
Deferred tax assets:
Accruals and allowances	$58,558	$57,922
Inventory uniform capitalization	17,966	26,309
Net operating loss carry forward	3,156,643	2,821,998
Foreign tax credit carry forward	695,827	947,347
Research and development tax credit carry forward	61,701	61,701
Allowance for unrealizable deferred tax assets	(3,990,695)	(3,915,277)
Net deferred tax asset	$-	$-

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

For the fiscal year ended March 31, 2017, the Company had one customer that represented 14.8% of the Company’s net sales. The Company had one customer that represented 14.1% of net sales for the year ended March 31, 2016.

NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly Results of Operations (Unaudited):

The unaudited quarterly results of operations for fiscal years 2017 and 2016 are summarized as follows:

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
2017
Net sales	$3,178,607	$4,213,705	$3,177,632	$3,513,484
Gross profit	1,062,994	1,246,616	1,048,780	790,208
Net loss	(389,679)	(64,066)	(549,806)	(1,055,351)
Net loss per share:
Basic and diluted	(0.17)	(0.03)	(0.24)	(0.45)

2016
Net sales	$2,936,490	$3,278,225	$4,112,908	$3,413,217
Gross profit	882,427	684,657	1,308,368	903,978
Net loss	(777,077)	(411,302)	(174,172)	(775,241)
Net loss per share:
Basic and diluted	(0.34)	(0.18)	(0.08)	(0.34)

NOTE K – RETIREMENT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. All full-time employees who have completed 12 months of service are eligible to participate. Employees are permitted to contribute up to the amounts prescribed by law. The Company may provide contributions to the plan consisting of a matching amount equal to a percentage of the employee’s contribution, not to exceed four percent (4%). Employer contributions were $37,855 and $47,338 for the years ended March 31, 2017 and 2016, respectively.

NOTE L – RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2017 and 2016, inventory purchases and other company expenses of approximately $988,000 and $493,000, respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt received mileage benefits from these charges and the Company utilized some of these benefits. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2017 and 2016 amounted to $102,004 and $66,884, respectively, and the amount outstanding at March 31, 2017 and 2016 is $24,068 and $66,884, respectively.

NOTE M – INTANGIBLE ASSETS - NET

Intangible assets consist of legal expenses of $89,434 incurred in obtaining and perfecting patents on newly developed detector technology and are capitalized for financial statement purposes. Upon issuance, patents are amortized on a straight-line basis over twenty years. Amortization expense for the fiscal year ended March 31, 2017 and 2016 was $4,471 and $4,472, respectively. Accumulated amortization at March 31, 2017 and 2016 was $26,830 and $22,359, respectively. Amortization expense for the next five years is expected to be $4,472 through 2022.

NOTE N – SHAREHOLDERS’ EQUITY

Under the terms of the Company’s 2011 Non-Qualified Stock Option Plan, 120,000 shares of common stock are reserved for the granting of stock options. There were no stock options outstanding at March 31, 2017 or 2016.

NOTE O – SUBSEQUENT EVENTS

Subsequent to March 31, 2017, we have secured extended payment terms for purchases up to $3,000,000 from our Hong Kong Joint Venture for the purchase of inventory.

NOTE P – PRIOR PERIOD REVISIONS

The retained earnings and accumulated other comprehensive income of the Company as at April 1, 2015 have been revised to reflect an adjustment to the carrying value of the Company’s investment in its Hong Kong Joint Venture. As of April 1, 2015 adjustments of the Hong Kong Joint Venture’s financial statements reflect revisions related to the carrying value of certain of its assets and liabilities. Management has determined that the revisions as shown below are not material to the Company’s consolidated financial statements.

	Balance March 31, 2015	Adjustment Increase (Decrease)	Revised Balance April 1, 2015

Revisions to financial statements of the HKJV:

Property and other assets	$20,606,047	$(709,799)	$19,896,248
Current Liabilities	5,980,992	(1,853,383)	4,127,609
Equity	25,993,581	1,143,584	27,137,165

Revisions to consolidated financial statements of the Company:

Investment in HKJV	$12,943,280	$637,787	$13,581,067
Retained earnings	4,588,332	571,792	5,160,124
Accumulated other comprehensive income	1,259,695	65,995	1,325,690

	Balance March 31, 2016	Adjustment Increase (Decrease)	Revised Balance March 31, 2016
Revisions to financial statements of the HKJV:

Property and other assets	$17,903,298	$(709,799)	$17,193,499
Current Liabilities	4,383,546	(1,853,383)	2,530,163
Equity	23,577,410	1,143,584	24,720,994

Revisions to consolidated financial statements of the Company:

Investment in HKJV	$11,779,663	$637,787	$12,417,450
Retained earnings	2,450,540	571,792	3,022,332
Accumulated other comprehensive income	1,028,385	65,995	1,094,380

