Form 10-Q
period 2017-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2017-08-21
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At August 15, 2017, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	June 30, 2017	March 31, 2017
ASSETS

CURRENT ASSETS
Cash	$246,508	$262,355

Accounts receivable:
Trade, less allowance for doubtful accounts	456,550	170,010
Receivables from employees	60,782	60,087
Receivable from Hong Kong Joint Venture	418,183	17,584
	935,515	247,681

Amount due from factor	1,636,881	2,009,471
Inventories – finished goods	4,424,193	4,700,104
Prepaid expenses	519,882	491,928

TOTAL CURRENT ASSETS	7,762,979	7,711,539

INVESTMENT IN HONG KONG JOINT VENTURE	10,526,794	10,562,837
PROPERTY AND EQUIPMENT – NET	53,488	46,293
INTANGIBLE ASSET - NET	61,486	62,604
OTHER ASSETS	4,000	4,000

TOTAL ASSETS	$18,408,747	$18,387,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$1,727,836	$2,264,125
Accounts payable - trade	846,745	525,638
Accounts payable - Hong Kong Joint Venture	1,882,526	1,206,731
Accrued liabilities:
Payroll and employee benefits	45,266	82,894
Commissions and other	65,712	75,627

TOTAL CURRENT LIABILITIES	4,568,085	4,155,015

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at June 30, 2017 and March 31, 2017	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Retained earnings	419,767	963,430
Accumulated other comprehensive income	511,925	359,858
TOTAL SHAREHOLDERS’ EQUITY	13,840,662	14,232,258
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,408,747	$18,387,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2017	2016

Net sales	$3,318,237	$3,178,607
Cost of goods sold – acquired from Joint Venture	2,252,427	2,043,027
Cost of goods sold – other	84,277	72,586

GROSS PROFIT	981,533	1,062,994

Selling, general and administrative expense	1,143,920	1,113,720
Research and development expense	174,723	137,631

Operating loss	(337,110)	(188,357)

Other expense:
Loss from investment in Hong Kong Joint Venture	188,110	197,086
Interest expense	18,443	4,236

NET LOSS	$(543,663)	$(389,679)

Loss per share:
Basic and diluted	(0.24)	(0.17)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,
	2017	2016

NET LOSS	$(543,663)	$(389,679)

Other Comprehensive Income (Loss)
Company’s portion of Hong Kong Joint Venture’s other Comprehensive income (loss):
Currency translation	132,544	(166,303)
Unrealized income (loss) on investment securities	19,523	(16,580)
Total Other Comprehensive Income (Loss)	152,067	(182,883)
COMPREHENSIVE LOSS	$(391,596)	$(572,562)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2017	2016

OPERATING ACTIVITIES
Net loss	$(543,663)	$(389,679)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,029	7,874
Loss from investment in Hong Kong Joint Venture	188,110	197,086
Changes in operating assets and liabilities:
Increase in accounts receivable and amounts due from factor	(315,244)	(137,066)
Decrease (Increase) in inventories, prepaid expenses, and other	247,957	(650,112)
Increase in accounts payable and accrued expenses	949,359	1,260,118

NET CASH PROVIDED BY OPERATING ACTIVITIES	536,548	288,221

INVESTING ACTIVITIES:

Purchase of equipment	(16,106)	-
Increase in funds held by factor	-	(161,305)

NET CASH USED IN INVESTING ACTIVITIES	(16,106)	(161,305)

FINANCING ACTIVITIES:
Net repayment of Line of Credit - Factor	(536,289)	(313,891)

NET CASH USED IN FINANCING ACTIVITIES	(536,289)	(313,891)

NET DECREASE IN CASH	(15,847)	(186,975)

Cash at beginning of period	262,355	362,728

CASH AT END OF PERIOD	$246,508	$175,753

SUPPLEMENTAL INFORMATION:
Interest paid	$18,443	$4,236
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its wholly-owned subsidiary. Except for the condensed consolidated balance sheet as of March 31, 2017, which was derived from audited financial statements, the accompanying condensed consolidated financial statements are unaudited. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US-GAAP) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2017 audited financial statements filed with the Securities and Exchange Commission on Form 10-K on July 14, 2017. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Management Plans

The Company had net losses of $543,663 for the three months ended June 30, 2017 and $2,058,902 and $2,137,792 for the years ended March 31, 2017 and 2016, respectively. Furthermore, as of June 30, 2017, working capital (computed as the excess of current assets over current liabilities) decreased by $361,630 from $3,556,524 at March 31, 2017, to $3,194,894 at June 30, 2017. In addition, the Company experienced negative cash flows from operations of $2,153,188 and $822,957 for the fiscal years ended March 31, 2017 and 2016, respectively.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement (Agreement) with Merchant Factor Corporation (Merchant or Factor). Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. In addition, we have secured extended payment terms for purchases up to $3,000,000 from our Hong Kong Joint Venture for the purchase of the new sealed battery products. These amounts are unsecured, bear interest at 4.5%, and have repayment terms of ninety days for each advance thereunder. The combined availability of these facilities totaled approximately $1,766,000 at June 30, 2017.

The Company has a history of sales that are insufficient to generate profitable operations and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s new line of sealed battery safety alarms, and seeking additional financing on our existing credit facility. These plans are in effect and approved by management. The Company has seen positive results on this plan during the fiscal year ended March 31, 2017 and through June 30, 2017 due to the increased sales of certain of its sealed battery products and management expects this growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of these condensed consolidated financial statements.

Line of Credit – Factor

On January 15, 2015, the Company entered into a Factoring Agreement with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. The Agreement for the assignment of accounts receivable expires on January 6, 2018 and provides for continuation of the program for successive two year periods until terminated by one of the parties to the Agreement. In accordance with the provisions of the Agreement, the Company may take advances equal to eighty percent (80%) of the uncollected non-recourse factored trade accounts receivable balance less applicable factoring commissions and may borrow up to fifty percent (50%) of eligible inventories subject to a borrowing limitation on inventory of $1,000,000. As of June 30, 2017, the Company had borrowings of $1,727,836 under the Agreement with Merchant, and the Company had remaining availability under the discount factoring agreement of approximately $633,459. Advances on factored trade accounts receivable and borrowing on inventories are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 6.25% at June 30, 2017). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Joint Venture

The Company and its joint venture partner, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Hong Kong Joint Venture”), that manufactures security products in its facilities located in the People’s Republic of China. There are no material differences between US-GAAP and the basis of accounting used by the Hong Kong Joint Venture. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture as of and for the three months ended June 30, 2017 and 2016:

	2017	2016
	(Unaudited)	(Unaudited)
Net sales	$3,165,980	$3,483,330
Gross profit	454,631	708,193
Net loss	(527,061)	(206,176)
Total current assets	12,665,252	13,295,549
Total assets	24,241,558	28,582,355
Total current liabilities	2,548,771	5,115,432
Total liabilities	2,939,357	5,589,468

During the three months ended June 30, 2017 and 2016 the Company purchased $1,891,141 and $2,595,526, respectively, of products directly from the Hong Kong Joint Venture for resale. For the three months ended June 30, 2017 the Company has decreased its equity in the net loss of the Joint Venture to reflect a decrease of $75,421 in inter-Company profit on purchases held by the Company in inventory. For the three months ended June 30, 2016 the Company has increased its equity in the net loss of the Joint Venture to reflect an increase of $93,998 in inter-company profit on purchases held by the Company in inventory.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At June 30, 2017 and 2016, an allowance of approximately $57,000 has been provided for uncollectible trade accounts receivable.

Net Loss per Common Share

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three month periods ended June 30, 2017 or 2016. As a result, basic and diluted weighted average common shares outstanding are identical for the three month periods ended June 30, 2017 and 2016.

Contingencies

From time to time, the Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows in future years.

Recent Accounting Standards Not Yet Adopted

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

In December 2016 the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. The amendments in ASU 2016-20 update and affect narrow aspects of the guidance issued in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Narrow Scope Improvements and Practical Expedients, which provided revised guidance on certain issues relating to revenue from contracts with customers, including clarification of the objective of the collectability criterion. In March 2016, the FASB issued a final amendment to clarify the implementation guidance for principal versus agent considerations and in April 2016 issued a final amendment to clarify the guidance related to identifying performance obligations and the accounting for intellectual property licenses. We are currently evaluating the impact these updates may have on our condensed consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies and provides guidance on eight cash flow classification issues and is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact that adopting this new accounting standard will have on its condensed consolidated financial statements and disclosures.

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three month periods ended June 30, 2017 and 2016 relate to the operational results of the Company. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

The Company has developed new products based on new smoke and gas detection technologies, with what the Company believes are improved sensing technology and product features. To date we have applied for thirteen patents on these new technologies and features. We have been granted ten patents (including six for new technologies and features). Most of our new technologies and features have been trademarked under the trade name IoPhic.

Results of Operations

Three Months Ended June 30, 2017 and 2016

Sales. Net sales for the three months ended June 30, 2017 were $3,318,237 compared to $3,178,607 for the comparable three months in the prior year, an increase of $139,630 (4.4%). Sales increased principally due to the introduction of the Company’s new line of sealed battery safety alarms.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 29.6% and 33.4% of sales for the quarters ended June 30, 2017 and 2016, respectively. The decrease in gross profit margin was primarily due to the mix of products sold to differing customers and to promotional pricing allowances on the Company’s new line of sealed battery safety alarms.

Expenses. Selling, general and administrative expenses were $1,143,920 for the three months ended June 30, 2017, compared to $1,113,720 for the comparable three months in the prior year. As a percentage of net sales, these expenses decreased to 34.5% for the three month period ended June 30, 2017, from 35.0% for the 2016 period. These expenses as a percentage are comparable with selling, general, and administrative expenses of the comparable period in the prior fiscal year.

Research and development expenses were $174,723 for the three month period ended June 30, 2017 compared to $137,631 for the comparable quarter of the prior year, an increase of $37,092 (27.0%). The primary reasons for the increase is the increased expenditures to independent testing facilities as the new sealed product line is completed.

Interest Expense and Other. Our interest expense was $18,443 for the quarter ended June 30, 2017, compared to interest expense of $4,236 for the quarter ended June 30, 2016. Interest expense is dependent upon the total amounts borrowed on average from the Factor and from our Hong Kong Joint Venture. Amounts borrowed from the Factor and the Hong Kong Joint Venture increased in the current fiscal year’s three month period as compared to the same period in the prior fiscal year.

Net Loss. We reported a net loss of $543,663 for the quarter ended June 30, 2017, compared to a net loss of $389,679 for the corresponding quarter of the prior fiscal year, a $153,984 (39.5%) increase in the net loss. The primary reasons for the increase in net loss is the decrease in gross margins due to the promotional pricing of the Company’s new line of sealed battery safety alarms during the current year’s quarter, as explained above, and an increase in interest expense of $14,207 as compared to the comparable quarter of the prior fiscal year.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three months ended June 30, 2017 were $3,165,980, compared to $3,483,330, for the comparable period in the prior fiscal year. The 9.1% decrease in net sales by the Joint Venture for the three month periods is due to lower volumes of sales to the Company and other unaffiliated customers.

Gross Profit Margin. Gross margins of the Joint Venture for the three month period ended June 30, 2017 decreased to 14.4% from 20.3% for the 2016 corresponding period. Gross margins depend on sales volume of various products, with varying margins, accordingly, increased sales of higher margin products and decreased sales of lower margin products positively affect the overall gross margins. In addition, currency exchange losses impacted the gross margin negatively in the three months ended June 30, 2017.

Expenses. Selling, general and administrative expenses were $1,074,003 for the three month periods ended June 30, 2017, compared to $977,293 in the comparable period in the prior year. As a percentage of sales, expenses were 33.9% for the three month period ended June 30, 2017, compared to 28.1% for the three month period ended June 30, 2016. These expenses increased due to reclassification of certain items in the prior fiscal year and due to exchange losses.

Interest Income. Interest income on assets held for investment was $70,960 for the three month period ended June 30, 2017, compared to interest income of $97,954 for the prior year’s period. Interest income is dependent on the average balance of assets held for investment.

Net Loss. Net loss for the three months ended June 30, 2017 was $527,061 compared to a net loss of $206,176 in the comparable period last year. The increase in the net loss for the three month period is due primarily to decreased gross profit margins.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations and existing cash and marketable securities. During the three months ended June 30, 2017, working capital increased by $159,063 from $9,957,418 on March 31, 2017 to $10,116,481 on June 30, 2017.

Management Plans and Liquidity

The Company had net losses of $543,663 for the three months ended June 30, 2017 and $2,058,902 and $2,137,792 for the years ended March 31, 2017 and 2016, respectively. Furthermore, as of June 30, 2017, working capital (computed as the excess of current assets over current liabilities) decreased by $361,630 from $3,556,524 at March 31, 2017, to $3,194,894 at June 30, 2017. In addition, the Company experienced negative cash flows from operations of $2,153,188 and $822,957 for the fiscal years ended March 31, 2017 and 2016, respectively.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our factoring agreement (Agreement) with Merchant Factor Corporation (Merchant or Factor). Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. In addition, we have secured extended payment terms for purchases up to $3,000,000 from our Hong Kong Joint Venture for the purchase of the new sealed battery products. These amounts are unsecured, bear interest at 4.5%, and have repayment terms of ninety days for each advance thereunder. The combined availability of these facilities totaled approximately $1,766,000 at June 30, 2017.

The Company has a history of sales that are insufficient to generate profitable operations and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s new line of sealed battery safety alarms, and seeking additional financing on our existing credit facility. These plans are in effect and approved by management. The Company has seen positive results on this plan during the fiscal year ended March 31, 2017 and through June 30, 2017 due to the increased sales of certain of its sealed battery products and management expects this growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of these condensed consolidated financial statements.

Operating activities provided cash of $536,548 for the three months ended June 30, 2017. This was primarily due to an increase in accounts payable and accrued expenses of $949,359 and a decrease in inventories and prepaid expenses of $247,947 offset by a net loss of $543,663 and an increase in accounts receivable and amounts due from factor of $315,244. The net loss includes a non-cash loss from investment in the Hong Kong Joint Venture of $188,110. Operating activities provided cash of $288,221 for the three months ended June 30, 2016. This was primarily due to an increase in accounts payable and accrued expenses of $1,260,118, and offset by a net loss of $389,679, an increase in inventories and prepaid expenses of $650,112, and an increase in trade accounts receivable and amounts due from factor of $137,066.

Investing activities used cash during the three months ended June 30, 2017 resulting from the purchase of $16,106 in equipment. Investing activities used cash of $161,305 during the three months ended June 30, 2016 as a result of the investment of interest bearing funds held by the factor.

Financing activities used cash of $536,289 during the three months ended June 30, 2017 and used cash of $313,891 during the three months ended June 30, 2016, which is comprised of repayments net of advances on the line of credit from our factor.

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

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. For a detailed discussion on the application on these and other accounting policies, see Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended March 31, 2017 as filed with the Securities and Exchange Commission on July 14, 2017. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 6.	EXHIBITS

Exhibit No. (* Indicates filed herewith)
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)
10.4	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.5	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.6	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747) , by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747) and by addendum dated July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017, File No. 1-31747)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated August 21, 2017.*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and March 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements*

 Filed herewith *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: August 21, 2017	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

		By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer

