Form 10-Q
period 2017-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2017-11-17
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At November 17, 2017, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	September 30, 2017	March 31, 2017
ASSETS
CURRENT ASSETS
Cash	$257,637	$262,355
Accounts receivable:
Trade, less allowance for doubtful accounts	365,143	170,010
Receivables from employees	64,751	60,087
Receivable from Hong Kong Joint Venture	18,367	17,584
	448,261	247,681

Amount due from factor	1,836,304	2,009,471
Inventories – finished goods	5,851,393	4,700,104
Prepaid expenses	291,476	491,928

TOTAL CURRENT ASSETS	8,685,071	7,711,539

INVESTMENT IN HONG KONG JOINT VENTURE	10,638,820	10,562,837
PROPERTY AND EQUIPMENT – NET	48,755	46,293
INTANGIBLE ASSET - NET	60,368	62,604
OTHER ASSETS	4,000	4,000

TOTAL ASSETS	$19,437,014	$18,387,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$1,046,749	$2,264,125
Accounts payable - trade	511,800	525,638
Accounts payable - Hong Kong Joint Venture	3,976,508	1,206,731
Accrued liabilities:
Payroll and employee benefits	75,322	82,894
Commissions and other	51,861	75,627

TOTAL CURRENT LIABILITIES	5,662,240	4,155,015

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at September 30, 2017 and March 31, 2017	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Retained earnings	251,842	963,430
Accumulated other comprehensive income	613,962	359,858
TOTAL SHAREHOLDERS’ EQUITY	13,774,774	14,232,258
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,437,014	$18,387,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2017	2016

Net sales	$3,582,816	$4,213,705
Cost of goods sold – acquired from Joint Venture	2,360,196	2,905,992
Cost of goods sold – other	63,832	61,097

GROSS PROFIT	1,158,788	1,246,616

Selling, general and administrative expense	1,145,801	1,154,895
Research and development expense	168,701	182,352

Operating loss	(155,714)	(90,631)

Other income (expense):
Income from investment in Hong Kong Joint Venture	9,989	51,114
Interest expense	(22,200)	(24,549)

NET LOSS	$(167,925)	$(64,066)

Loss per share:
Basic and diluted	(0.07)	(0.03)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended September 30,
	2017	2016

Net sales	$6,901,053	$7,392,312
Cost of goods sold - acquired from Joint Venture	4,612,623	4,949,019
Cost of goods sold - other	148,109	133,683

GROSS PROFIT	2,140,321	2,309,610

Selling, general and administrative expense	2,289,721	2,268,615
Research and development expense	343,424	319,983

Operating loss	(492,824)	(278,988)

Other expense:
Loss from investment in Hong Kong Joint Venture	(178,121)	(145,972)
Interest expense	(40,643)	(28,785)

NET LOSS	$(711,588)	$(453,745)

Loss per share:
Basic and diluted	(0.31)	(0.20)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2017	2016	2017	2016
NET LOSS	$(167,925)	$(64,066)	$(711,588)	$(453,745)

Other Comprehensive Income (Loss)
Company’s portion of Hong Kong Joint Venture’s other comprehensive income (loss):
Currency translation	112,941	(113,541)	245,485	(279,844)
Unrealized (loss) gain on investment securities	(10,904)	(4,341)	8,619	(20,921)
Total Other Comprehensive Income (Loss)	102,037	(117,882)	254,104	(300,765)
COMPREHENSIVE LOSS	$(65,888)	$(181,948)	$(457,484)	$(754,510)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(711,588)	$(453,745)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,880	15,633
Loss from investment in Hong Kong Joint Venture	178,121	145,972
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and amounts due from factor	(27,413)	37,307
Increase in inventories, prepaid expenses, and other	(950,837)	(911,794)
Increase in accounts payable and accrued expenses	2,724,601	596,591

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,228,764	(570,036)

INVESTING ACTIVITIES:
Purchase of equipment	(16,106)	-

NET CASH USED IN INVESTING ACTIVITIES	(16,106)	-

FINANCING ACTIVITIES:
Net (repayment of) proceeds from Line of Credit - Factor	(1,217,376)	349,100

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,217,376)	349,100

NET DECREASE IN CASH	(4,718)	(220,936)

Cash at beginning of period	262,355	362,728

CASH AT END OF PERIOD	$257,637	$141,792

SUPPLEMENTAL INFORMATION:
Interest paid	$40,643	$28,785
Income taxes paid	-	-

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

Management Plans

The Company had net losses of $711,588 for the six months ended September 30, 2017 and $2,058,902 and $2,137,792 for the years ended March 31, 2017 and 2016, respectively. Furthermore, as of September 30, 2017, working capital (computed as the excess of current assets over current liabilities) decreased by $533,693 from $3,556,524 at March 31, 2017, to $3,022,831 at September 30, 2017. In addition, the Company experienced negative cash flows from operations of $2,153,188 and $822,957 for the fiscal years ended March 31, 2017 and 2016, respectively.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement (Agreement) with Merchant Factor Corporation (Merchant or Factor). Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The availability remaining under this facility is approximately $801,000 at September 30, 2017.

In addition, we have secured extended payment terms of up to $3,000,000 for the purchase of sealed battery products from our Hong Kong Joint Venture. Amounts due for purchases under these extended payment terms are unsecured, bear interest at 4.5%, and are payable ninety days from the date of each purchase thereunder. At September 30, 2017 the Company has a balance under this facility with the Hong Kong Joint Venture of $3,976,508. The Hong Kong Joint Venture has waived the over advance position subject to a Letter of Intent to the Company dated August 30, 2017 from Taisun Magnetics, Ltd., a related party, to provide additional long-term, interest only financing of $1,000,000. The loan from Taisun Magnetics, Ltd, when consummated, will be applied to reduce the balance outstanding on the extended payment term facility provided by our Hong Kong Joint Venture.

The Company has a history of sales that are insufficient to generate profitable operations and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s new line of sealed battery safety alarms, seeking additional financing, and reducing non-essential expenditures. This plan is in effect and approved by management. Management has continued to work on this through September 30, 2017. Though no assurances can be given, if management’s plan is successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of these condensed consolidated financial statements.

Line of Credit – Factor

On January 15, 2015, the Company entered into the Agreement with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. The Company has been in negotiations with Merchant regarding the Agreement and was notified on October 25, 2017 that the agreement was amended with an effective date of September 1, 2017. The Agreement with Merchant was modified to restrict borrowing solely to eligible accounts receivable and removing the Company’s ability to borrow up to $1,000,000 supported by inventory. Under the modified Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. Additional funding, characterized by Merchant as an over advance, may be provided up to one hundred percent (100%) of eligible accounts receivable. The over advance portion, if any, may not exceed fifty percent (50%) of eligible inventory up to a maximum of $500,000. The Agreement expires on January 6, 2018 and provides for continuation of the program for successive two year periods until terminated by one of the parties to the Agreement. As of September 30, 2017, the Company had borrowings of $1,046,749 under the Agreement, and the Company had remaining availability under the Agreement of approximately $801,000. Advances on factored trade accounts receivable are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 6.25% at September 30, 2017). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Revenue Recognition

The Company recognizes sales upon shipment of products, when title has passed to the buyer, net of applicable provisions for any discounts or allowances. We recognize revenue when the following criteria are met: evidence of an arrangement exists; fixed and determinable fee; delivery has taken place; and collectability is reasonably assured. Customers may not return, exchange or refuse acceptance of goods without our approval. However, the Company has entered into an agreement with a customer to grant pre-approved rights of return of up to fifty percent of products sold on certain invoices to provide for and gain acceptance within certain markets. When a pre-approved right of return is granted, revenue recognition is deferred until the right of return expires. Upon the recognition of a sale we will establish an allowance to cover anticipated doubtful accounts based upon historical experience.

Joint Venture

The Company and its joint venture partner, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Hong Kong Joint Venture”), that manufactures security products in its facilities located in the People’s Republic of China. There are no material differences between US-GAAP and the basis of accounting used by the Hong Kong Joint Venture. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture as of and for the six months ended September 30, 2017 and 2016:

	2017 (Unaudited)	2016 (Unaudited)
Net sales	$8,069,639	$8,273,094
Gross profit	1,653,871	2,208,510
Net (loss) income	(501,882)	206,428
Total current assets	12,905,014	13,042,873
Total assets	24,026,974	28,010,955
Total current liabilities	2,019,534	4,359,497
Total liabilities	2,409,799	4,833,183

During the six months ended September 30, 2017 and 2016 the Company purchased $5,548,858 and $5,726,467, respectively, of products directly from the Hong Kong Joint Venture for resale. For the six months ended September 30, 2017 the Company has decreased its equity in the net loss of the Joint Venture to reflect a decrease of $72,820 in inter-Company profit on purchases held by the Company in inventory. For the six months ended September 30, 2016 the Company has reduced its equity in the net earnings of the Joint Venture to reflect an increase of $249,186 in inter-company profit on purchases held by the Company in inventory.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At September 30, 2017 and 2016, an allowance of approximately $57,000 has been provided for uncollectible trade accounts receivable.

Net Loss per Common Share

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three and six month periods ended September 30, 2017 or 2016. As a result, basic and diluted weighted average common shares outstanding are identical for the three and six month periods ended September 30, 2017 and 2016.

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

In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 affects any entity using US GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies and provides guidance on eight cash flow classification issues and is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect that adopting this new accounting standard will have a material impact on the condensed consolidated financial statements and footnote disclosures.

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three and six month periods ended September 30, 2017 and 2016 relate to the operational results of the Company. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

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

Results of Operations

Three Months Ended September 30, 2017 and 2016

Sales. Net sales for the three months ended September 30, 2017 were $3,582,816 compared to $4,213,705 for the comparable three months in the prior period, a decrease of $630,889 (15.0%). Sales decreased principally due to a reduction in sales to a single customer as compared to sales to that customer in the prior year’s comparable period.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 32.3% and 29.6% of sales for the quarters ended September 30, 2017 and 2016, respectively. The increase in gross profit margin was primarily due to the mix of products sold to differing customers and to the introduction of the Company’s new line of sealed battery safety alarms which generally have higher margins.

Expenses. Selling, general and administrative expenses were $1,145,801 for the three months ended September 30, 2017, compared to $1,154,895 for the comparable three months in the prior year. As a percentage of net sales, these expenses increased to 32.0% for the three month period ended September 30, 2017, from 27.4% for the 2016 period. These expenses, as a dollar amount, are comparable to the prior year’s period, however the expenses increase as a percentage of sales due to selling, general, and administrative expenses that do not decrease in the same proportion as decreases in sales.

Research and development expenses were $168,701 for the three month period ended September 30, 2017 compared to $182,352 for the comparable quarter of the prior year, a decrease of $13,651 (7.5%). The primary reasons for the decrease are the decreased expenditures to independent testing facilities as the new sealed product line is completed.

Interest Expense and Other. Our interest expense was $22,200 for the quarter ended September 30, 2017, compared to interest expense of $24,549 for the quarter ended September 30, 2016. Interest expense is dependent upon the total amounts borrowed on average from the Factor and from our Hong Kong Joint Venture. Amounts borrowed from the Factor and the Hong Kong Joint Venture increased in the current fiscal year’s three month period as compared to the same period in the prior fiscal year resulting in the decrease in interest expense noted above.

Net Loss. We reported a net loss of $167,925 for the quarter ended September 30, 2017, compared to a net loss of $64,066 for the corresponding quarter of the prior fiscal year, a $103,859 (162.1%) increase in the net loss.

Six Months Ended September 30, 2017 and 2016

Sales. Net sales for the six months ended September 30, 2017 were $6,901,053 compared to $7,392,312 for the comparable six months in the prior period, a decrease of $491,259 (6.6%). Sales decreased principally due to a reduction in sales to a single customer as compared to sales to that customer in the prior year’s comparable period.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 31.0% for the period ended September 30, 2017 and 31.2% for the period ended September 30, 2016. The decrease in gross profit margin was primarily due to the mix of products sold to differing customers and to promotional pricing allowances on the Company’s new line of sealed battery safety alarms.

Expenses. Selling, general and administrative expenses were $2,289,721 at September 30, 2017 compared to $2,268,615 for the comparable six months in the prior year. As a percentage of sales, these expenses were 33.2% for the six month period ended September 30, 2017 and 30.7% for the comparable 2016 period. These expenses, as a dollar amount, are comparable to the prior year’s period, however the expenses increase as a percentage of sales due to selling, general, and administrative expenses that do not decrease in the same proportion as decreases in sales.

Research and development expenses were $343,424 for the six months ended September 30, 2017 compared to $319,983 for the comparable period of the prior year, an increase of $23,441 (7.3%). The primary reasons for the increase is the slight increase of expenditures to independent testing facilities during the six month period ended September 30, 2017 as the new sealed product line is completed.

Interest Expense and Other. Our interest expense was $40,643 for the six months ended September 30, 2017, compared to interest expense of $28,785 for the six months ended September 30, 2016. Interest expense is dependent upon the total amounts borrowed on average from the Factor and from our Hong Kong Joint Venture. Amounts borrowed from the Factor and the Hong Kong Joint Venture increased in the current fiscal year’s six month period as compared to the same period in the prior fiscal year resulting in the increase in interest expense noted above.

Net Loss. We reported a net loss of $711,588 for the six months ended September 30, 2017 compared to a net loss of $453,745 for the corresponding period of the prior fiscal year, an increase in the net loss of $257,843 (56.8%).

Joint Venture

Net Sales. Net sales of the Joint Venture for the three and six months ended September 30, 2017 were $4,903,659 and $8,069,639 respectively, compared to $4,789,764 and $8,273,094, respectively, for the comparable period in the prior fiscal year. The 2.4% increase and 2.5% decrease in net sales by the Joint Venture for the respective three and six month periods are due to increased sales to the Company for the three month period ended September 30, 2017 and lower sales to the Company for the six month period ended September 30, 2017.

Gross Profit Margin. Gross margins of the Joint Venture for the three month period ended September 30, 2017 decreased to 24.5% from 31.3% for the 2016 corresponding period. For the six month period ended September 30, 2017, gross margins were 20.5% compared to 26.7% for the same period of the prior year. Gross margins depend on sales volume of various products, with varying margins, accordingly, increased sales of higher margin products and decreased sales of lower margin products positively affect the overall gross margins. In addition, foreign currency exchange gains and/or losses impact gross margins.

Expenses. Selling, general and administrative expenses were $1,217,372 and $2,291,375 respectively, for the three and six month periods ended September 30, 2017, compared to $1,129,972 and $2,107,265 in the prior year’s respective periods. As a percentage of sales, expenses were 24.8% and 28.4% for the three and six month periods ended September 30, 2017, compared to 23.6% and 25.5% for the three and six month periods ended September 30, 2016. The changes in selling, general and administrative expense as a percent of sales for the three and six month periods were primarily due to costs that do not change at the same rate as changes in sales volume.

Interest Income. Interest income on assets held for investment was $19,159 and $90,119 respectively, for the three and six month periods ended September 30, 2017, compared to interest income of $106,763 and $204,717, respectively, for the prior year’s periods. Interest income is dependent on the average balance of assets held for investment. Amounts held for investment decreased during the current years fiscal periods.

Net Income (Loss). Net earnings (loss) for the three and six months ended September 30, 2017 were $25,179 and $(501,882), respectively, compared to net earnings of $412,603 and $206,427, respectively, in the comparable periods last year. The decrease in net earnings for the three and six month periods ended September 30, 2017 is due primarily to decreased gross profit margins for the joint venture as noted above.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the six months ended September 30, 2017, working capital decreased by $39,017 from $9,957,418 on March 31, 2017 to $9,918,401 on September 30, 2017.

Management Plans and Liquidity

The Company had net losses of $711,588 for the six months ended September 30, 2017 and $2,058,902 and $2,137,792 for the years ended March 31, 2017 and 2016, respectively. Furthermore, as of September 30, 2017, working capital (computed as the excess of current assets over current liabilities) decreased by $533,693 from $3,556,524 at March 31, 2017, to $3,022,831 at September 30, 2017. In addition, the Company experienced negative cash flows from operations of $2,153,188 and $822,957 for the fiscal years ended March 31, 2017 and 2016, respectively.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement (Agreement) with Merchant Factor Corporation (Merchant or Factor). Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The availability remaining under this facility is approximately $801,000 at September 30, 2017.

In addition, we have secured extended payment terms of up to $3,000,000 for the purchase of sealed battery products from our Hong Kong Joint Venture. Amounts due for purchases under these extended payment terms are unsecured, bear interest at 4.5%, and are payable ninety days from the date of each purchase thereunder. At September 30, 2017 the Company has a balance under this facility with the Hong Kong Joint Venture of approximately $3,976,508. The Hong Kong Joint Venture has waived the over advance position subject to a Letter of Intent to the Company dated August 30, 2017 from Taisun Magnetics, Ltd., a related party, to provide additional long-term, interest only financing of $1,000,000. The loan from Taisun Magnetics, Ltd., when consummated, will be applied to reduce the balance outstanding on the extended payment term facility provided by our Hong Kong Joint Venture.

The Company has a history of sales that are insufficient to generate profitable operations and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s new line of sealed battery safety alarms, seeking additional financing, and reducing non-essential expenditures. This plan is in effect and approved by management. Management has continued to work on this plan through September 30, 2017. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of these condensed consolidated financial statements.

Operating activities provided cash of $1,228,764 for the six months ended September 30, 2017. This was primarily due to an increase in accounts payable and accrued expenses of $2,724,601 and offset by an increase in inventories and prepaid expenses of $950,837, a net loss of $711,588, and an increase in accounts receivable and amounts due from factor of $27,413. The net loss includes a non-cash loss from investment in the Hong Kong Joint Venture of $178,121. Operating activities used cash of $570,036 for the six months ended September 30, 2016. This was primarily due to an increase in inventory and prepaid expenses of $911,794 and a net loss of $453,745. This was partially offset by increases of $596,591 in accounts payable and accrued expenses, and a non-cash loss from the investment in the Hong Kong Joint Venture of $145,972.

Investing activities used cash during the six months ended June 30, 2017 resulting from the purchase of $16,106 in equipment. Investing activities did not use or provide cash during the six months ended September 30, 2016.

Financing activities used cash of $1,217,376 during the six months ended September 30, 2017 and provided cash of $349,100 during the six months ended September 30, 2016, which is comprised of advances net of repayments on the line of credit from our factor.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 6.	EXHIBITS

Exhibit No. (* Indicates filed herewith)

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747), as amended by Amendment dated October 25, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form8-K filed October 27,2017, File No. 1.31747)
10.4	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747), as amended by Amendment to Lease dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.5	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747) and by addendum dated July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017, File No. 1-31747)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated November 17, 2017*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and March 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: November 17, 2017	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer

