Form 10-Q
period 2017-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2018-02-20
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At February 14, 2018, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	December 31, 2017	March 31, 2017
ASSETS
CURRENT ASSETS
Cash	$52,525	$262,355
Accounts receivable:
Trade, less allowance for doubtful accounts	306,532	170,010
Receivables from employees	62,155	60,087
Receivable from Hong Kong Joint Venture	12,054	17,584
	380,741	247,681

Amount due from factor	2,106,594	2,009,471
Inventories – finished goods	5,552,737	4,700,104
Prepaid expenses	179,266	491,928

TOTAL CURRENT ASSETS	8,271,863	7,711,539

INVESTMENT IN HONG KONG JOINT VENTURE	10,083,608	10,562,837
PROPERTY AND EQUIPMENT – NET	42,169	46,293
INTANGIBLE ASSET - NET	59,250	62,604
OTHER ASSETS	4,000	4,000

TOTAL ASSETS	$18,460,890	$18,387,273

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit – factor	$1,381,226	$2,264,125
Accounts payable - trade	223,033	525,638
Accounts payable - Hong Kong Joint Venture	3,860,994	1,206,731
Accrued liabilities:
Payroll and employee benefits	52,119	82,894
Commissions and other	62,047	75,627

TOTAL CURRENT LIABILITIES	5,579,419	4,155,015

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at December 31, 2017 and March 31, 2017	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
(Accumulated Deficit) Retained earnings	(762,954)	963,430
Accumulated other comprehensive income	735,455	359,858
TOTAL SHAREHOLDERS’ EQUITY	12,881,471	14,232,258
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,460,890	$18,387,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2017	2016

Net sales	$3,555,431	$3,177,632
Cost of goods sold – acquired from Joint Venture	2,410,122	2,000,313
Cost of goods sold – other	77,761	128,539

GROSS PROFIT	1,067,548	1,048,780

Selling, general and administrative expense	1,136,033	1,008,865
Research and development expense	169,521	199,638

Operating loss	(238,006)	(159,723)

Other expense:
Loss from investment in Hong Kong Joint Venture	(676,705)	(369,745)
Interest expense	(100,085)	(20,338)

NET LOSS	$(1,014,796)	$(549,806)

Loss per share:
Basic and diluted	(0.44)	(0.24)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended December 31,
	2017	2016

Net sales	$10,456,484	$10,569,944
Cost of goods sold - acquired from Joint Venture	7,022,745	6,949,332
Cost of goods sold - other	225,870	262,222

GROSS PROFIT	3,207,869	3,358,390

Selling, general and administrative expense	3,425,754	3,277,480
Research and development expense	512,945	519,621

Operating loss	(730,830)	(438,711)

Other expense:
Loss from investment in Hong Kong Joint Venture	(854,826)	(515,717)
Interest expense	(140,728)	(49,123)

NET LOSS	$(1,726,384)	$(1,003,551)

Loss per share:
Basic and diluted	(0.75)	(0.43)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2017	2016	2017	2016

NET LOSS	$(1,014,796)	$(549,806)	$(1,726,384)	$(1,003,551)

Other Comprehensive Income (Loss)
Company’s portion of Hong Kong Joint Venture’s other comprehensive income (loss):
Currency translation
Unrealized loss on investment securities	150,095	(180,486)	395,580	(460,330)
	(28,602)	(69,389)	(19,983)	(90,310)
Total Other Comprehensive Income (Loss)	121,493	(249,875)	375,597	(550,640)
COMPREHENSIVE LOSS	$(893,303)	$(799,681)	$(1,350,787)	$(1,554,191)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(1,726,384)	$(1,003,551)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,584	21,797
Loss from investment in Hong Kong Joint Venture	854,826	515,717
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and amounts due from factor	(230,183)	398,177
Increase in inventories, prepaid expenses, and other	(539,971)	(1,466,836)
Increase in accounts payable and accrued expenses	2,307,303	845,338

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	689,175	(689,358)

INVESTING ACTIVITIES:
Cash distributions from Joint Venture	-	102,581
Purchase of equipment	(16,106)	-

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(16,106)	102,581

FINANCING ACTIVITIES:

Net (repayment of) proceeds from Line of Credit - Factor	(882,899)	379,875

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(882,899)	379,875

NET DECREASE IN CASH	(209,830)	(206,902)

Cash at beginning of period	262,355	362,728

CASH AT END OF PERIOD	$52,525	$155,826

SUPPLEMENTAL INFORMATION:
Interest paid	$140,728	$49,123
Income taxes paid	-	-

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

Management Plans

The Company had net losses of $1,726,384 for the nine months ended December 31, 2017 and $2,058,902 and $2,137,792 for the years ended March 31, 2017 and 2016, respectively. Furthermore, as of December 31, 2017, working capital (computed as the excess of current assets over current liabilities) decreased by $864,080 from $3,556,524 at March 31, 2017, to $2,692,444 at December 31, 2017. In addition, the Company experienced negative cash flows from operations of $2,153,188 and $822,957 for the fiscal years ended March 31, 2017 and 2016, respectively. The Company experienced positive cash flows from operations for the nine month period ended December 31, 2017 of $689,175.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement (Agreement) with Merchant Factor Corporation (Merchant or Factor). Advances from the Factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The availability remaining under this facility is approximately $722,000 at December 31, 2017.

In addition, we have secured extended payment terms of up to $4,000,000 for the purchase of sealed battery products from our Hong Kong Joint Venture. Amounts due for purchases under these extended payment terms are unsecured, bear interest at 4.5%, and are payable one hundred twenty days from the date of each purchase thereunder. At December 31, 2017 the Company has a balance under this arrangement with the Hong Kong Joint Venture of $3,860,994.

The Company has a history of sales that are insufficient to generate profitable operations and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s line of sealed battery safety alarms and other new products, seeking additional financing, and reducing non-essential expenditures. This plan is in effect, approved by management, and management has continued to work on this plan through December 31, 2017. Though no assurances can be given, if management’s plan is successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of these condensed consolidated financial statements.

Line of Credit – Factor

On January 15, 2015, the Company entered into the Agreement with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. Effective September 1, 2017 the Agreement with Merchant was modified to restrict borrowing solely to eligible accounts receivable and removing the Company’s ability to borrow up to $1,000,000 supported by inventory. Under the modified Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. Additional funding, characterized by Merchant as an over advance, may be provided up to one hundred percent (100%) of eligible accounts receivable. The over advance portion, if any, may not exceed fifty percent (50%) of eligible inventory up to a maximum of $500,000. The Agreement which was extended on January 7, 2018, expires on January 6, 2020, and provides for continuation of the program for successive two year periods until terminated by one of the parties to the Agreement. As of December 31, 2017, the Company had borrowings of $1,381,226 under the Agreement, and the Company had remaining availability under the Agreement of approximately $722,000. Advances on factored trade accounts receivable are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 6.25% at December 31, 2017). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Joint Venture

The Company and its joint venture partner, a Hong Kong corporation, each owns a 50% interest in a Hong Kong joint venture, Eyston Company Limited (the “Hong Kong Joint Venture”), that manufactures security products in its facilities located in the People’s Republic of China. There are no material differences between US-GAAP and the basis of accounting used by the Hong Kong Joint Venture. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture as of and for the nine months ended December 31, 2017 and 2016:

	2017 (Unaudited)	2016 (Unaudited)
Net sales	$10,169,231	$13,271,177
Gross profit	1,580,652	2,169,453
Net loss	(1,561,216)	(782,051)
Total current assets	12,794,028	13,136,416
Total assets	23,473,281	25,825,609
Total current liabilities	2,287,795	3,878,625
Total liabilities	2,655,138	4,352,661

During the nine months ended December 31, 2017 and 2016 the Company purchased $7,179,110 and $8,122,013, respectively, of products directly from the Hong Kong Joint Venture for resale. For the nine months ended December 31, 2017 the Company has reduced its equity in the net loss of the Joint Venture to reflect an increase of $74,218 in inter-Company profit on purchases held by the Company in inventory. For the nine months ended December 31, 2016 the Company has reduced its equity in the net earnings of the Joint Venture to reflect an increase of $124,692 in inter-company profit on purchases held by the Company in inventory.

Income Taxes

We calculate our interim tax provision in accordance with the guidance for accounting for income taxes in interim periods. We estimate the annual effective tax rate and apply that tax rate to our ordinary quarterly pre-tax income. The tax expense or benefit related to discrete events during the interim period is recognized in the interim period in which those events occurred. In addition, we considered the effect of recent changes in tax law related to the Tax Cut and Jobs Act that occurred during the quarter ended December 31, 2017. These changes reduced the value of the Company’s deferred tax assets by approximately $1,000,000. However, as further explained below, the Company had previously established a full valuation allowance on its deferred tax assets. The Company has not yet completed the analysis to determine its share of the accumulated earnings and profits of the Hong Kong Joint Venture.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At December 31, 2017 and 2016, an allowance of approximately $57,000 has been provided for uncollectible trade accounts receivable.

Net Loss per Common Share

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three and nine month periods ended December 31, 2017 and 2016. As a result, basic and diluted weighted average common shares outstanding are identical for the three and nine month periods ended December 31, 2017 and 2016.

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

In December 2016 the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. The amendments in ASU 2016-20 update and affect narrow aspects of the guidance issued in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Narrow Scope Improvements and Practical Expedients, which provided revised guidance on certain issues relating to revenue from contracts with customers, including clarification of the objective of the collectability criterion. In March 2016, the FASB issued a final amendment to clarify the implementation guidance for principal versus agent considerations and in April 2016 issued a final amendment to clarify the guidance related to identifying performance obligations and the accounting for intellectual property licenses. The Company is currently assessing the impact of adopting this new accounting standard but does not expect that the adoption of this new accounting standard will have a material impact on the condensed consolidated financial statements and footnote disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies and provides guidance on eight cash flow classification issues and is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact of adopting this new accounting standard but does not expect that the adoption of this new accounting standard will have a material impact on the condensed consolidated financial statements and footnote disclosures.

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50% owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three and nine month periods ended December 31, 2017 and 2016 relate to the operational results of the Company. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

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

Results of Operations

Three Months Ended December 31, 2017 and 2016

Sales. Net sales for the three months ended December 31, 2017 were $3,555,431 compared to $3,177,632 for the comparable three months in the prior period, an increase of $377,799 (11.9%). Sales increased principally due to an increase in sales to a single customer as compared to sales to that customer in the prior year’s comparable period.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 30.0% and 33.0% of sales for the quarters ended December 31, 2017 and 2016, respectively. The decrease in gross profit margin was primarily due to the mix of products sold to differing customers.

Expenses. Selling, general and administrative expenses were $1,136,033 for the three months ended December 31, 2017, compared to $1,008,865 for the comparable three months in the prior year. As a percentage of net sales, these expenses increased to 32.0% for the three month period ended December 31, 2017, from 31.7% for the 2016 period. The increase in expenses, as a dollar amount is primarily due to fluctuations in certain expenses within this category, including an increase in insurance expense of approximately $105,000 and a decrease in professional fees of approximately $65,000. The increase in insurance expense is related to increased product liability insurance expense.

Research and development expenses were $169,521 for the three month period ended December 31, 2017 compared to $199,638 for the comparable quarter of the prior year, a decrease of $30,117 (15.1%). The primary reasons for the decrease are the decreased expenditures to independent testing facilities as the new sealed product line is completed.

Interest Expense and Other. Interest expense of $100,085 was recorded for the quarter ended December 31, 2017, compared to interest expense of $20,338 for the quarter ended December 31, 2016. Interest expense for the quarter ended December 31, 2017 includes a reclassification of approximately $57,000 in interest expense from the prior two quarters that was previously misclassified as a component of cost of goods sold. Interest expense is dependent upon the total amounts borrowed on average from the Factor and from our Hong Kong Joint Venture. Amounts borrowed from the Factor and the Hong Kong Joint Venture increased in the current fiscal year’s three month period as compared to the same period in the prior fiscal year resulting in the increase in interest expense noted above.

Net Loss. We reported a net loss of $1,014,796 for the quarter ended December 31, 2017, compared to a net loss of $549,806 for the corresponding quarter of the prior fiscal year, a $464,990 (84.6%) increase in the net loss. The increase in the net loss was primarily the result of an increase in the net loss of the Hong Kong Joint Venture and by increases in interest and insurance expense as noted above.

Nine Months Ended December 31, 2017 and 2016

Sales. Net sales for the nine months ended December 31, 2017 were $10,456,484 compared to $10,569,944 for the comparable nine months in the prior period, a decrease of $113,460 (1.1%). Sales, as a dollar amount, were generally comparable to sales in the prior year’s comparable period. However, the Company sold less to a single large customer as compared to the previous year’s nine month period and offset by increased sales to several new customers.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 30.7% for the period ended December 31, 2017 and 31.8% for the period ended December 31, 2016. The decrease in gross profit margin was primarily due to the mix of products sold to differing customers.

Expenses. Selling, general and administrative expenses were $3,425,754 at December 31, 2017 compared to $3,277,480 for the comparable nine months in the prior year. As a percentage of sales, these expenses were 32.8% for the nine month period ended December 31, 2017 and 31.0% for the comparable 2016 period. The increase in expenses, as a dollar amount, is primarily due to fluctuations in certain expenses within this category including an increase in insurance expense of approximately $245,000 and a decrease in professional fees of approximately $194,000. The increase in insurance expense is related to increased product liability insurance expense.

Research and development expenses were $512,945 for the nine months ended December 31, 2017 compared to $519,621 for the comparable period of the prior year, a decrease of $6,676 (1.3%). The primary reasons for the increase is the slight increase of expenditures to independent testing facilities during the nine month period ended December 31, 2017 as the new sealed product line is completed.

Interest Expense and Other. Our interest expense was $140,728 for the nine months ended December 31, 2017, compared to interest expense of $49,123 for the nine months ended December 31, 2016. Interest expense for the nine month period ended December 31, 2017 includes a reclassification of approximately $57,000 in interest expense from the prior two quarters that was previously misclassified as a component of cost of goods sold. Interest expense is dependent upon the total amounts borrowed on average from the Factor and from our Hong Kong Joint Venture. Amounts borrowed from the Factor and the Hong Kong Joint Venture increased in the current fiscal year’s nine month period as compared to the same period in the prior fiscal year resulting in the increase in interest expense noted above.

Net Loss. We reported a net loss of $1,726,384 for the nine months ended December 31, 2017 compared to a net loss of $1,003,551 for the corresponding period of the prior fiscal year, an increase in the net loss of $722,833 (72.0%).

Joint Venture

Net Sales. Net sales of the Joint Venture for the three and nine months ended December 31, 2017 were $2,099,592 and $10,169,231, respectively, compared to $4,998,083 and $13,271,177, respectively, for the comparable period in the prior fiscal year. The 58.0% decrease and 23.4% decrease in net sales by the Joint Venture for the respective three and nine month periods are due to decreased sales to the Company for the three month period and nine month periods ended December 31, 2017.

Gross Profit Margin. Gross margins of the Joint Venture for the three month period ended December 31, 2017 decreased to a negative (3.4%) from a negative (0.8%) for the 2016 corresponding period. For the nine month period ended December 31, 2017, gross margins were 15.5% compared to 16.4% for the same period of the prior year. Gross margins depend on sales volume of various products, with varying margins, accordingly, increased sales of higher margin products and decreased sales of lower margin products positively affect the overall gross margins. In addition, foreign currency exchange gains and/or losses impact gross margins.

Expenses. Selling, general and administrative expenses were $1,134,807 and $3,377,504 respectively, for the three and nine month periods ended December 31, 2017, compared to $1,201,701 and $3,308,966 in the prior year’s respective periods. As a percentage of sales, expenses were 54.0% and 33.2% for the three and nine month periods ended December 31, 2017, compared to 24.0% and 24.9% for the three and nine month periods ended December 31, 2016. The changes in selling, general and administrative expense as a percent of sales for the three and nine month periods were primarily due to costs that do not change at the same rate as changes in sales volume.

Interest Income. Interest income on assets held for investment was $63,298 and $229,544 respectively, for the three and nine month periods ended December 31, 2017, compared to interest income of $227,901 and $432,618, respectively, for the prior year’s periods. Interest income is dependent on the average balance of assets held for investment. Amounts held for investment decreased during the current years’ fiscal periods.

Net Loss. Net loss for the three and nine months ended December 31, 2017 were $1,059,334 and $1,561,216, respectively, compared to a net loss of $988,478 and $782,051, respectively, in the comparable periods last year. The increase in the net loss for the three and nine month periods ended December 31, 2017 is due primarily to decreased sales to the Company as noted above.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the nine months ended December 31, 2017, working capital increased by $562,916 from $9,957,418 on March 31, 2017 to $10,520,334 on December 31, 2017.

Management Plans and Liquidity

The Company had net losses of $1,726,384 for the nine months ended December 31, 2017 and $2,058,902 and $2,137,792 for the years ended March 31, 2017 and 2016, respectively. Furthermore, as of December 31, 2017, working capital (computed as the excess of current assets over current liabilities) decreased by $864,080 from $3,556,524 at March 31, 2017, to $2,692,444 at December 31, 2017. In addition, the Company experienced negative cash flows from operations of $2,153,188 and $822,957 for the fiscal years ended March 31, 2017 and 2016, respectively. The Company experienced positive cash flows from operations for the nine month period ended December 31, 2017 of $689,175.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement (Agreement) with Merchant Factor Corporation (Merchant or Factor). Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The availability remaining under this facility is approximately $722,000 at December 31, 2017.

In addition, we have secured extended payment terms of up to $4,000,000 for the purchase of sealed battery products from our Hong Kong Joint Venture. Amounts due for purchases under these extended payment terms are unsecured, bear interest at 4.5%, and are payable one hundred twenty days from the date of each purchase thereunder. At December 31, 2017 the Company has a balance under this arrangement with the Hong Kong Joint Venture of $3,860,994.

The Company has a history of sales that are insufficient to generate profitable operations and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s new line of sealed battery safety alarms and other new products, seeking additional financing, and reducing non-essential expenditures. This plan is in effect, approved by management, and management has continued to work on this plan through December 31, 2017. Though no assurances can be given, if management’s plan is successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of these condensed consolidated financial statements.

Operating activities provided cash of $689,175 for the nine months ended December 31, 2017. This was primarily due to an increase in accounts payable and accrued expenses of $2,307,303 and offset by a net loss of $1,726,384, an increase in inventories and prepaid expenses of $539,971, and an increase in accounts receivable and amounts due from factor of $230,183. The net loss includes a non-cash loss from investment in the Hong Kong Joint Venture of $854,826. Operating activities used cash of $689,358 for the nine months ended December 31, 2016. This was primarily due to an increase in inventory and prepaid expenses of $1,466,836 and a net loss of $1,003,551. This was partially offset by a decrease of $398,177 in accounts receivable, increases of $845,338 in accounts payable and accrued expenses, and a non-cash loss from the investment in the Hong Kong Joint Venture of $515,717.

Investing activities used cash during the nine months ended December 31, 2017 resulting from the purchase of $16,106 in equipment. Investing activities provided cash during the nine months ended December 31, 2016 of $102,581 consisting of dividends received from the Hong Kong Joint Venture.

Financing activities used cash of $882,899 during the nine months ended December 31, 2017 and provided cash of $379,875 during the nine months ended December 31, 2016, which is comprised of advances net of repayments on the line of credit from our factor.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 6.                EXHIBITS

Exhibit No. (* Indicates filed herewith)

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747), as amended by Amendment dated October 25, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form8-K filed October 27, 2017, File No. 1.31747)
10.4	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747), as amended by Amendment to Lease dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.5	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747) and by addendum dated July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017, File No. 1-31747)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated February 20, 2018*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2017 and March 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: February 20, 2018	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer

