Form 10-K
period 2018-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2018-07-16
CIK 102109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2018 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from         to ______.

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

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the New York Stock Exchange (NYSE MKT LLC) on September 30, 2017, was $3,613,895.

The number of shares of common stock outstanding as of July 12, 2018 was 2,312,887.

documents incorporated by reference

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2018 Annual Meeting of Shareholders.

UNIVERSAL SECURITY INSTRUMENTS, INC.

2018 ANNUAL REPORT ON FORM 10-K

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

In 1989 we formed Eyston Company Limited, a limited liability company under the laws of Hong Kong, as a joint venture with a Hong Kong-based partner, to manufacture various products in the Peoples Republic of China (the “Hong Kong Joint Venture”). We currently own a 50% interest in the Hong Kong Joint Venture and are a significant customer of the Hong Kong Joint Venture (74.0% and 62.0% of its sales during fiscal 2018 and 2017 respectively), with the balance of its sales made to unrelated customers worldwide. We import all of our products from foreign suppliers. For the fiscal year ended March 31, 2018, approximately 97.8% of our purchases were imported from the Hong Kong Joint Venture.

Our sales for the year ended March 31, 2018 were $14,873,189 compared to $14,083,428 for the year ended March 31, 2017. We reported a net loss of $2,262,310 in fiscal 2018 compared to a net loss of $2,058,902 in fiscal 2017, an increase in the net loss of $203,408 (9.9%). The net loss is primarily due to sales volumes that are insufficient to cover general and administrative expense.

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

Our line of safety alarms consists of units powered by replaceable batteries, ten year sealed batteries, and electrical with battery backup alarms. Our replaceable battery products contain different types of batteries with different battery lives, and some with alarm silencers. The smoke alarms marketed to the electrical distribution trade also include hearing impaired and heat alarms with a variety of features. We also market door chimes, ventilation products, and ground fault circuit interrupters.

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

A significant portion of our sales are made by approximately 42 independent sales organizations, compensated by commission, which represents approximately 230 sales representatives, some of which have warehouses where USI Electric products are maintained for sale. In addition, the Company has established a national distribution system with eight regional stocking warehouses throughout the United States which generally enables customers to receive their orders the next day without paying for overnight freight charges. Our agreements with these sales organizations are generally cancelable by either party upon 30 days’ notice. We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business. Sales are also made directly by the officers and full-time employees of the Company and our USI Electric subsidiary, seven of whom have other responsibilities for the Company. Sales outside the United States are made by our officers and through exporters, and amounted to less than one percent of total net sales in fiscal years 2018 and 2017.

We also market our products through our website and through our own sales catalogs and brochures, which are mailed directly to trade customers. Our customers, in turn, may advertise our products in their own catalogs and brochures and in their ads in newspapers and other media. We also exhibit and sell our products at various trade shows, including the annual National Hardware Show.

Our backlog of orders as of March 31, 2018 was approximately $1,326,000. Our backlog as of March 31, 2017 was approximately $830,000. This increase in backlog is primarily due to the timing of orders of our safety products.

Hong Kong Joint Venture

We have a 50% interest in Eyston Company Limited, the Hong Kong Joint Venture, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of certain of our electronic and electrical products.

We believe that the Hong Kong Joint Venture arrangement will ensure a continuing source of supply for a majority of our safety products at competitive prices. During fiscal years 2018 and 2017, 97.8% and 95.6%, respectively, of our total inventory purchases were made from the Hong Kong Joint Venture. The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms. Negative changes in economic and political conditions in China or any other adversity to the Hong Kong Joint Venture will unfavorably affect the value of our investment in the Hong Kong Joint Venture and would have a material adverse effect on the Company’s ability to purchase products for distribution.

Our purchases from the Hong Kong Joint Venture represented approximately 74.0% of the Hong Kong Joint Venture’s total sales during fiscal 2018 and 62.0% of total sales during fiscal 2017, with the balance of the Hong Kong Joint Venture’s sales being primarily made in Europe and Australia, to unrelated customers. The Hong Kong Joint Venture’s sales to unrelated customers were $3,504,494 in fiscal 2018 and $5,875,243 in fiscal 2017. Please see Note C of the consolidated financial statements, and management’s discussion and analysis of financial condition and results of operations, for a comparison of annual sales and earnings of the Hong Kong Joint Venture.

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

Competition

In fiscal years 2018 and 2017, sales of safety products accounted for substantially all of our total sales. In the sale of smoke alarms and carbon monoxide alarms, we compete in all of our markets with First Alert and Walter Kidde Portable Equipment, Inc. These companies have greater financial resources and financial strength than we have. However, we believe that our safety products compete favorably in the market primarily on the basis of styling, features and pricing.

The safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Employees

As of March 31, 2018, we had 14 employees, 10 of whom are engaged in administration and sales, and the balance of whom are engaged in product development. Our employees are not unionized, and we believe that our relations with our employees are satisfactory.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Effective January 2009, we entered into a ten year operating lease for a 12,000 square foot office and warehouse located in Baltimore County, Maryland expiring in April 2019. In June 2009, we amended this lease to include an additional 3,000 square feet of warehouse space contiguous to our existing warehouse in Baltimore County, Maryland. Monthly rental expense, with common area maintenance, currently approximates $14,000 and increases 3% per year.

Effective March 2003, we entered into an operating lease for office space in Naperville, Illinois. This lease, consisting of 3,400 square feet, was renewed in December 2017 and extends through February 2019. The monthly rental, with common area maintenance, approximated $5,500 per month during the current fiscal year and is subject to increasing rentals of 3% per year.

The Hong Kong Joint Venture currently operates an approximately 150,000 square foot manufacturing facility in the Guangdong province of Southern China and a manufacturing facility in the Fujian province of Southern China totaling approximately 280,000 square feet. In February, 2018 the Hong Kong Joint Venture closed a manufacturing facility in Nan’an and transferred the equipment and operations from that facility to the Fujian facility. The Hong Kong Joint Venture has offered the closed facility for sale or lease. The Hong Kong Joint Venture’s offices and warehouses are leased pursuant to various leases with rental payments of approximately $24,000 per month.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

Harvey B. Grossblatt	71	President, and Chief Executive Officer

James B. Huff	66	Chief Financial Officer, Secretary and Treasurer

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

Market for Common Stock

Our common stock, $.01 par value (the “Common Stock”) trades on the NYSE MKT LLC exchange, under the symbol UUU. As of March 31, 2018, there were 146 record holders of the Common Stock. The closing price for the Common Stock on that date was $1.41. We have not paid any cash dividends on our common stock, and it is our present intention to retain all cash flow for use in future operations. The following table sets forth the high and low prices for the Common Stock for each full quarterly period during the fiscal years indicated.

Fiscal Year Ended March 31, 2018
First Quarter	High	$3.25
	Low	$2.50

Second Quarter	High	$2.95
	Low	$1.50

Third Quarter	High	$2.10
	Low	$1.30

Fourth Quarter	High	$2.15
	Low	$1.15

Fiscal Year Ended March 31, 2017
First Quarter	High	$4.63
	Low	$3.45

Second Quarter	High	$3.97
	Low	$2.91

Third Quarter	High	$4.20
	Low	$3.05

Fourth Quarter	High	$4.08
	Low	$2.80

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50% owned Hong Kong Joint Venture. Our consolidated financial statements detail our sales and other operational results, and report the financial results of the Hong Kong Joint Venture that is accounted for using the equity method of accounting. Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2018 and 2017 relate to the operational results of the Company and its consolidated subsidiary only and includes the Company’s equity share of earnings in the Hong Kong Joint Venture. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Hong Kong Joint Venture.”

We believe that our overall sales are likely affected by the severe downturn in the U.S. housing market that occurred in 2008. Although there has since been improvement in the industry, it has not returned to pre-2008 performance. As stated elsewhere in this report, our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies); every downturn in new home construction and new home sales negatively impacts sales by our USI Electric subsidiary. Our operating results for the current fiscal years ended March 31, 2018 and 2017 continue to be significantly impacted by the economic conditions of the U.S. housing market.

We further believe that our fiscal 2018 and 2017 retail sales were impacted by the movement of the smoke and carbon monoxide alarm retail markets toward ten-year sealed alarms to comply with new laws passed in several states, including California and New York. As the Company continues to market its new line of sealed battery units, the Company expects an improvement in sales and higher gross profit margins.

Comparison of Results of Operations for the Years Ended March 31, 2018 and 2017

Sales. In fiscal year 2018, our net sales are $14,873,189 compared to sales in the prior year of $14,083,428, an increase of $789,761 (5.6%). The increase in sales is primarily attributable to sales of the Company’s new sealed battery safety alarms.

Gross Profit. Gross profit percentage is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit percentage for the fiscal year ended March 31, 2018 was 30.5% compared to 29.5% in fiscal 2017. The increase in 2018 gross margin is attributed to the mix of products sold and sales of the Company’s sealed battery safety alarms that typically have higher margins.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $4,616,391 in fiscal 2018 from $4,444,230 in fiscal 2017. As a percentage of net sales, these expenses were generally comparable at 31.0% for the fiscal year ended March 31, 2018 and 31.6% for the fiscal year ended March 31, 2017.

Research and Development. Research and development expense for the fiscal year ended March 31, 2018 was $653,899, of which approximately $500,000 was for new product development. Research and development expense for the fiscal year ended March 31, 2017 was $682,508, of which approximately $525,000 was for new product development. The decrease in overall research and development expense for the 2018 period compared to the 2017 period was due to decreased independent testing of new products in development.

Interest Expense (Net). For the fiscal years ended March 31, 2018 and 2017, the Company incurred net interest expense of $213,125 and $63,252, respectively, related to borrowing costs associated with interest paid on amounts borrowed from the factor and on extended trade payables due to the Hong Kong Joint Venture. The increase in interest expense results from additional borrowing during the fiscal year ended March 31, 2108 to fund inventory purchases and operating cash requirements. Amounts borrowed from Merchant Factors Corporation (Merchant or Factor) bear interest at prime plus 2%, and are secured by trade accounts receivable, and inventory. Amounts payable to the Hong Kong Joint Venture are restricted to the purchase of the Company’s sealed battery alarms and bear interest at 4.5%, are for a term of one hundred-twenty (120) days, and are unsecured. Effective June 1, 2018, interest expense on amounts payable to the Hong Kong Joint Venture increased to 5.5%.

Income Taxes. For the fiscal years ended March 31, 2018 and 2017 our statutory Federal tax rate was 30.8% and 34.0%, respectively. The income tax rate indicated by the provision for income tax expense as shown on the Consolidated Statements of Operations for the fiscal years ended March 31, 2018 and 2017 varies from the expected statutory rate. Footnote G to the financial statements provides a reconciliation of the amount of tax that would be expected at statutory rates and the amount of tax expense or benefit provided at the effective rate of tax for each fiscal period.

Net Loss. We reported a net loss of $2,262,310 for the fiscal year 2018, compared to a net loss of $2,058,902 for fiscal 2017, an increase of $203,408 (9.9%) in the net loss. The net loss is primarily due to sales volumes that are insufficient to cover general and administrative expense. In addition, the Company has seen significant increases in product liability insurance costs and in interest expense on borrowings to fund inventory purchases and continued operating losses during the fiscal year ended March 31, 2018. Our loss also included the loss from investment in the Hong Kong Joint Venture of $1,322,950 in fiscal 2018 compared to a loss of $1,017,510 in fiscal 2017. See “Hong Kong Joint Venture” below for further discussion regarding the operations of the Hong Kong Joint Venture.

Financial Condition, Liquidity and Capital Resources

The Company had net losses of $2,262,310 and $2,058,902 for the years ended March 31, 2018 and 2017, respectively. Furthermore, as of March 31, 2018, working capital (computed as the excess of current assets over current liabilities) decreased by $924,180 from $3,556,524 on March 31, 2017, to $2,632,344 on March 31, 2018.

Our operating activities provided cash of $534,883 for the year ended March 31, 2018 principally as a result of the increase in the accounts payable due to the Hong Kong Joint Venture and accrued expenses of $2,648,563 and a decrease in prepaid expenses of $213,828. This was partially offset by a net loss of $2,262,310 which includes a non-cash loss of the Hong Kong Joint Venture of $1,322,950. In addition to the net loss, operating cash was used as accounts receivable and amounts due from factor increased by $627,646 and inventories increased by $791,788. Operating activities used cash of $2,153,188 for the year ended March 31, 2017 principally as a result of a net loss of $2,058,902 which includes a non-cash loss of the Hong Kong Joint Venture of $1,017,510. In addition, operating activities used cash as accounts receivable and amounts due from factor increased by $327,548, and inventories increased by $816,857.

Our investing activities used cash of $16,106 during the fiscal year ended March 31, 2018 resulting from the purchase of computer equipment. Our investing activities provided cash of $102,581 during the fiscal year ended March 31, 2017 resulting from dividends received from the Hong Kong Joint Venture.

Financing activities used cash of $652,971 during the fiscal year ended March 31, 2018 as a result of net cash repayment of advances against factored trade accounts receivable with our factor. Financing activities provided cash of $1,959,234 during the fiscal year ended March 31, 2017 as a result of net cash advances against factored trade accounts receivable with our factor.

Management believes that sales by the Company and by our USI Electric subsidiary have been negatively impacted by the ongoing downturn in the U.S. housing market and delays in commencing sales of the Company’s new line of sealed smoke and carbon monoxide (CO) alarms. The new line of sealed smoke and carbon monoxide alarms began selling during the fiscal year ended March 31, 2017 and management expects sales will continue to improve as sales of these items gain acceptance in the market. Management believes that with an improved housing market and sales of our sealed products, the Company will improve profitability. As of March 31, 2017 the Company has completed and received approval of its complete line of sealed ionization models.

Management expects our sealed products will compete on price and functionality with similar products offered by our larger competitors. While we believe there will be market acceptance of our new products we cannot be assured of this. Should our products not achieve the level of acceptance we anticipate, this will have a significant impact on our future operations, and our sales may decline, potentially impacting our ability to continue operating in our current fashion.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant. Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. In addition, we have secured extended payment terms for purchases up to $4,000,000 from our Hong Kong Joint Venture for the purchase of inventory. These amounts are unsecured, bear interest at 4.5%, and provide for repayment terms of one hundred-twenty days for each advance thereunder. Effective June 1, 2018, the interest rate on advances from the Hong Kong Joint Venture increases to 5.5%. The combined unused availability of these facilities totaled approximately $1,171,000 at March 31, 2018.

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s new line of sealed battery ionization smoke alarms and carbon monoxide products, and obtaining additional financing on its credit facility. The Company has seen positive results on this plan during the fiscal years ended March 31, 2018 and 2017 due to sales of its sealed battery products and management expects this growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

Hong Kong Joint Venture

In fiscal year 2018, sales of the Hong Kong Joint Venture were $14,010,358 compared to $15,470,589 in fiscal 2017. During the fiscal year ended March 31, 2018, sales to the Company increased compared to the prior year by approximately $910,000.

Gross margins of the Hong Kong Joint Venture for fiscal year 2018 decreased to 8.6% from 12.5% in the prior fiscal year. The primary reasons for the decrease is a change in the mix of products sold that includes a higher percentage of sealed battery units to the Company that have lower gross profit margins and foreign currency losses.

Selling, general and administrative expenses of the Hong Kong Joint Venture for fiscal 2018 were $4,270,845, compared to $4,298,006 in the prior fiscal year. As a percentage of sales, these expenses were 30.5% and 27.8%, respectively, for the fiscal years ended March 31, 2018 and 2017. Selling, general and administrative expenses were higher as a percentage as certain fixed costs do not decrease proportionally with decreased sales.

Investment income and interest income, net of interest expense, was $339,981 for fiscal year 2018, compared to $508,881 for fiscal year 2017 principally due to a reduction in the principal amounts invested.

The net loss was $2,864,061 for fiscal year 2018 compared to a net loss of $1,808,497 for the fiscal year ended March 31, 2017. The net loss for fiscal 2018 and 2017 was primarily due to sales that are insufficient to cover fixed general and administrative costs.

Cash needs of the Hong Kong Joint Venture are currently met by cash on hand. Working capital is $9,808,216 as of March 31, 2018 and $9,957,418 as of March 31, 2017.

Related Party Transactions

Pursuant to its written charter, the Audit Committee of the Board of Directors of the Company reviews and approves all transactions with related persons that are required to be disclosed under applicable regulation. During the fiscal year ended March 31, 2018 and 2017, inventory purchases and other company expenses of approximately $1,667,000 and $988,000, respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives travel mileage and other credit card benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2018 and 2017 amounted to $160,438 and $102,004, respectively, and the amount outstanding at March 31, 2018 and 2017 is $8,225 and $24,068, respectively.

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

Revenue Recognition: We recognize sales upon shipment of products net of applicable provisions for any discounts or allowances. The shipping date from our warehouse is the appropriate point of revenue recognition since upon shipment we have substantially completed our obligations which entitle us to receive the benefits represented by the revenues, and the shipping date provides a consistent point within our control to measure revenue. Customers may not return, exchange or refuse acceptance of goods without our approval. However, the Company has entered into an agreement with a customer to grant pre-approved rights of return of up to twenty-five percent of products sold on certain invoices to provide for and gain acceptance within certain markets. When a pre-approved right of return is granted, revenue recognition is deferred until the right of return expires. We have established allowances to cover anticipated doubtful accounts based upon historical experience. The Company reflects the factored accounts receivable as Amount due from Factor with the corresponding advance from the Factor reflected separately as Line of Credit – Factor. The Company assigns trade receivables on a pre-approved non-recourse basis to the Factor under the Factoring Agreement on an ongoing basis.

Inventories: Inventories are valued at the lower of cost or net realizable value. Cost is determined on the first in/first out method. We evaluate inventories on a quarterly basis and write down inventory that is deemed obsolete or unmarketable in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.

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

In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. This guidance is effective for annual periods beginning on or after December 15, 2017, including interim reporting periods within that reporting period and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this new accounting standard is not expected to have a material impact on the consolidated financial statements and footnote disclosures.

In December 2016 the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. The amendments in ASU 2016-20 update and affect narrow aspects of the guidance issued in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Narrow Scope Improvements and Practical Expedients, which provided revised guidance on certain issues relating to revenue from contracts with customers, including clarification of the objective of the collectability criterion. In March 2016, the FASB issued a final amendment to clarify the implementation guidance for principal versus agent considerations and in April 2016 issued a final amendment to clarify the guidance related to identifying performance obligations and the accounting for intellectual property licenses. The Company adopted this new accounting standard on April 1, 2018 which has not had a material impact on the condensed consolidated financial statements and footnote disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies and provides guidance on eight cash flow classification issues and is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this new accounting standard on April 1, 2018 which has not had a material impact on the condensed consolidated financial statements and footnote disclosures.

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

Our Chief Financial Officer, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2018 for the reasons described above.

Changes in Internal Control over Financial Reporting.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2018.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement filed pursuant to Regulation 14A and issued in conjunction with the 2018 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS

(a)1. Financial Statements.

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)
10.4	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.5	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.6	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747) and by addendum dated July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017, File No. 1-31747)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 1-31747)

23.1	Consent of Marcum LLP*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated July 16, 2018*
101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2018 and 2017; (ii) Consolidated Statements of Operations for the years ended March 31, 2018 and 2017; (iii) Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2018 and 2017; and (v) Notes to Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.

July 16, 2018	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey B. Grossblatt	President, Chief Executive Officer	July 16, 2018
Harvey B. Grossblatt	and Director

/s/ James B. Huff	Chief Financial Officer	July 16, 2018
James B. Huff	(principal financial officer and
principal accounting officer)

/s/ Cary Luskin	Director	July 16, 2018
Cary Luskin

/s/ Ronald A. Seff	Director	July 16, 2018
Ronald A. Seff

/s/ Ira Bormel	Director	July 16, 2018
Ira Bormel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Universal Security Instruments, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. and Subsidiary (the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2015.

Philadelphia, Pennsylvania

July 16, 2018

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,
	2018	2017
ASSETS

CURRENT ASSETS
Cash	$128,161	$262,355

Accounts receivable:
Trade, less allowance for doubtful accounts	418,550	170,010
Receivables from employees	55,568	60,087
Receivable from Hong Kong Joint Venture	-	17,584
	474,118	247,681

Amount due from factor	2,410,680	2,009,471
Inventories – finished goods	5,491,892	4,700,104
Prepaid expenses	278,100	491,928

TOTAL CURRENT ASSETS	8,782,951	7,711,539

INVESTMENT IN HONG KONG JOINT VENTURE	10,023,275	10,562,837
INTANGIBLE ASSETS - NET	58,132	62,604
PROPERTY AND EQUIPMENT - NET	35,585	46,293
OTHER ASSETS	4,000	4,000

TOTAL ASSETS	$18,903,943	$18,387,273

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit – factor	$1,611,154	$2,264,125
Accounts payable - Hong Kong Joint Venture	3,838,627	1,206,731
Accounts payable - trade	494,253	525,638
Accrued liabilities:
Accrued payroll and employee benefits	51,066	82,894
Accrued commissions and other	155,507	75,627

TOTAL CURRENT LIABILITIES	6,150,607	4,155,015

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; 20,000,000 shares authorized, 2,312,887 shares issued and outstanding at March 31, 2018 and 2017	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
(Accumulated Deficit) Retained earnings	(1,298,880)	963,430
Accumulated other comprehensive income	1,143,246	359,858
TOTAL SHAREHOLDERS’ EQUITY	12,753,336	14,232,258

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,903,943	$18,387,273

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2018	2017

Net sales	$14,873,189	$14,083,428
Cost of goods sold – acquired from Joint Venture	10,099,984	9,380,752
Cost of goods sold - other	229,150	554,078

GROSS PROFIT	4,544,055	4,148,598

Selling, general and administrative expense	4,616,391	4,444,230
Research and development expense	653,899	682,508

Operating loss	(726,235)	(978,140)

Other expense:
Loss from investment in Hong Kong Joint Venture	(1,322,950)	(1,017,510)
Interest expense, net	(213,125)	(63,252)

Loss from operations before income taxes	(2,262,310)	(2,058,902)

Income tax benefit	-	-

NET LOSS	$(2,262,310)	$(2,058,902)

Loss per share:
Basic and diluted	$(0.98)	$(0.89)

Shares used in computing net loss per share:
Weighted average basis and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended March 31,
	2018	2017

NET LOSS	$(2,262,310)	$(2,058,902)

Other Comprehensive Income (Loss)
Company’s Portion of Hong Kong
Joint Venture’s Other Comprehensive
Income (Loss):
Currency translation gain (loss)	761,916	(657,806)
Unrealized gain (loss) on investment securities	21,472	(76,716)

Total Other Comprehensive Income (Loss)	783,388	(734,522)

COMPREHENSIVE LOSS	$(1,478,922)	$(2,793,424)

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	(Accumulated Deficit) Retained	Accum. Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance at April 1, 2016	2,312,887	$23,129	$12,885,841	$3,022,332	$1,094,380	$17,025,682

Currency translation					(657,806)	(657,806)

Unrealized loss on investment securities					(76,716)	(76,716)

Net loss				(2,058,902)		(2,058,902)

Balance at March 31, 2017	2,312,887	23,129	12,885,841	963,430	359,858	14,232,258

Currency translation					761,916	761,916

Unrealized gain on investment securities					21,472	21,472

Net loss				(2,262,310)		(2,262,310)

Balance at March 31, 2018	2,312,887	$23,129	$12,885,841	$(1,298,880)	$1,143,246	$12,753,336

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(2,262,310)	$(2,058,902)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	31,286	29,734

Loss from investment in Hong Kong Joint Venture	1,322,950	1,017,510

Changes in operating assets and liabilities:
Increase in accounts receivable and amounts due from factor	(627,646)	(327,548)
Increase in inventories	(791,788)	(816,857)
Decrease (Increase) in prepaid expenses	213,828	(81,762)
Increase in accounts payable and accrued expenses	2,648,563	82,637
Decrease in other assets	-	2,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	534,883	(2,153,188)

INVESTING ACTIVITIES:
Purchase of equipment	(16,106)
Cash distributions from Joint Venture	-	102,581

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(16,106)	102,581

FINANCING ACTIVITIES:
Net (repayment of) proceeds from line of credit - factor	(652,971)	1,950,234

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(652,971)	1,950,234

DECREASE IN CASH	(134,194)	(100,373)

Cash at beginning of period	262,355	362,728

CASH AT END OF PERIOD	$128,161	$262,355

Supplemental information:
Interest paid	$162,446	$63,252
Income taxes paid	$-	$-

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary USI Electric, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. We believe that our 50% ownership interest in the Hong Kong Joint Venture allows us to significantly influence the operations of the Hong Kong Joint Venture. As such, we account for our interest in the Hong Kong Joint Venture using the equity method of accounting. We have included our investment balance as a non-current asset and have included our share of the Hong Kong Joint Venture’s loss in our consolidated statements of operations. The investment and earnings and losses are adjusted to eliminate intercompany profits.

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

Revenue Recognition: The Company recognizes sales upon shipment of products, when title has passed to the buyer, net of applicable provisions for any discounts or allowances. We recognize revenue when the following criteria are met: evidence of an arrangement exists; the fee is fixed and determinable; delivery has taken place; and collectability is reasonably assured. Customers may not return, exchange or refuse acceptance of goods without our approval. However, the Company has entered into an agreement with a customer to grant pre-approved rights of return of up to twenty-five percent of products sold on certain invoices to provide for and gain acceptance within certain markets. When a pre-approved right of return is granted, revenue recognition is deferred until the right of return expires. We have established allowances to cover anticipated doubtful accounts based upon historical experience.

Accounts Receivable: The Company assigns the majority of its trade receivables on a pre-approved non-recourse basis to Merchant Factors Corporation (Merchant or Factor) under a factoring agreement on an ongoing basis. Factoring charges recognized on assignment of receivables are deducted from revenue in the consolidated statements of operations and amounted to $118,729 and $107,879 for the years ended March 31, 2018 and 2017, respectively.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At March 31, 2018 and 2017, an allowance of $57,000 has been provided for uncollectible trade accounts receivable.

Inventories: Inventories are stated at the lower of cost (first in/first out method) or net realizable value. Included as a component of finished goods inventory are additional non-material costs. These costs include freight, import duty and inspection fees. Expenses incurred for inventory quality control in the amount of approximately $45,000 and $43,000, have been capitalized and included in inventory for the fiscal years ended March 31, 2018 and 2017, respectively. We evaluate inventories on a quarterly basis and write down inventory that is considered obsolete or unmarketable in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.

Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The factors considered in performing this assessment include current operating results, anticipated future results, the manner in which the asset is used and the effects of obsolescence, demand, competition and other economic factors. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows is less than the assets’ carrying value, and losses are determined based upon the excess carrying value of the assets over its fair value. Based on this assessment, no impairment to long-lived assets resulted for fiscal years ended March 31, 2018 and 2017.

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

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $462,469 and $315,957 in fiscal years 2018 and 2017, respectively.

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

The cumulative balance of currency translation, a component of accumulated other comprehensive income, amounted to $561,870 and $325,725 at March 31, 2018 and 2017, respectively.

Net Loss per Share: Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive) for the period. As a result of the net losses, the weighted average number of common shares outstanding is identical for the years ended March 31, 2018 and 2017 for both basic and diluted shares. In addition, there were no other securities outstanding during 2018 or 2017.

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

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. This guidance is effective for annual periods beginning on or after December 15, 2017, including interim reporting periods within that reporting period and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this new accounting standard is not expected to have a material impact on the consolidated financial statements and footnote disclosures.

In December 2016 the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. The amendments in ASU 2016-20 update and affect narrow aspects of the guidance issued in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Narrow Scope Improvements and Practical Expedients, which provided revised guidance on certain issues relating to revenue from contracts with customers, including clarification of the objective of the collectability criterion. In March 2016, the FASB issued a final amendment to clarify the implementation guidance for principal versus agent considerations and in April 2016 issued a final amendment to clarify the guidance related to identifying performance obligations and the accounting for intellectual property licenses. The Company adopted this new accounting standard on April 1, 2018 which has not had a material impact on the condensed consolidated financial statements and footnote disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies and provides guidance on eight cash flow classification issues and is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this new accounting standard on April 1, 2018 which has not had a material impact on the condensed consolidated financial statements and footnote disclosures.

NOTE B – MANAGEMENT’S PLAN

The Company had net losses of $2,262,310 and $2,058,902 for the years ended March 31, 2018 and 2017, respectively. Furthermore, as of March 31, 2018, working capital (computed as the excess of current assets over current liabilities) decreased by $924,180 from $3,556,524 at March 31, 2017, to $2,632,344 at March 31, 2018.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of a factoring agreement with Merchant as further described in Note D – Short Term Borrowings and Credit Arrangements. Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. In addition, we have secured extended payment terms for purchases up to $4,000,000 from our Hong Kong Joint Venture for the purchase of sealed battery inventory. Amounts borrowed from the Hong Kong Joint Venture under these extended payment terms are unsecured, bear interest at 4.50%, and provide for repayment terms of one hundred-twenty days for each advance thereunder. Effective June 1, 2018, the interest rate on advances from the Hong Kong Joint Venture increases to 5.5%. The combined availability remaining under these facilities totaled approximately $1,171,000 at March 31, 2018.

We anticipate, now that our complete line of sealed smoke and carbon monoxide alarms has been introduced, that sales will continue to increase. These sealed products will compete on price and functionality with similar products offered by our larger competitors. While we believe there will be market acceptance of our new products we cannot be assured of this. Should our products not achieve the level of acceptance we anticipate this will have a significant impact on our future operations and potentially impact our ability to continue operations.

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s new line of sealed battery ionization smoke alarms and carbon monoxide products, and obtaining additional financing on its credit facility. The Company has seen positive results on this plan during the fiscal years ended March 31, 2018 and 2017 due to sales of its sealed battery products and management expects this growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

NOTE C – INVESTMENT IN THE HONG KONG JOINT VENTURE

The Company holds a 50% interest in a joint venture with a Hong Kong corporation, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of consumer electronic products. As of March 31, 2018 and 2017, the Company has an investment balance of $10,023,275 and $10,562,837, respectively for its 50% interest in the Hong Kong Joint Venture. There are no material differences between US-GAAP and those used by the Hong Kong Joint Venture.

The following represents summarized financial information derived from the financial statements of the Hong Kong Joint Venture as of March 31, 2018 and 2017.

	March 31,
	2018	2017
Current assets	$12,515,645	$12,314,103
Property and other assets	10,687,962	11,960,064

Total assets	$23,203,607	$24,274,167

Current liabilities	$2,707,429	$2,356,685
Non-current liabilities	389,961	392,354

Equity	20,106,217	21,525,128

Total liabilities and equity	$23,203,607	$24,274,167

	For the Year Ended March 31,
	2018	2017

Net sales	$14,010,358	$15,470,589
Gross profit	1,211,742	1,932,919
Net loss	(2,864,061)	(1,808,497)

During the years ended March 31, 2018 and 2017, the Company purchased $10,505,864 and $9,595,346, respectively, of finished product from the Hong Kong Joint Venture, which represents 97.8% and 95.6%, respectively, of the Company’s total finished product purchases.

At March 31, 2018 and 2017, the Company had outstanding $3,838,627 and $1,206,731 under an extended payment term agreement with the Hong Kong Joint Venture. This agreement provides extended payment terms for the purchase of inventory from the Hong Kong Joint Venture. Purchases under this agreement is limited to $4,000,000, bears interest at 4.50%, is for a term of one hundred-twenty (120) days, and is unsecured. Dividends declared and paid by the Hong Kong Joint Venture, which amounted to $0 and $102,581 during the fiscal years ended March 31, 2018 and 2017, respectively, are first used to repay any outstanding balance on the agreement.

The Company’s investment in the Hong Kong Joint Venture as recorded on the Company’s consolidated balance sheets has been adjusted for the effect of intercompany profit of the Hong Kong Joint Venture in the ending inventory of the Company.

NOTE D – SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

On January 15, 2015, the Company entered into the Agreement with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. Effective September 1, 2017 the Agreement with Merchant was modified to restrict borrowing solely to eligible accounts receivable and removing the Company’s ability to borrow up to $1,000,000 supported by inventory. Under the modified Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. Additional funding, characterized by Merchant as an over advance, may be provided up to one hundred percent (100%) of eligible accounts receivable. The over advance portion, if any, may not exceed fifty percent (50%) of eligible inventory up to a maximum of $500,000. The Agreement which was extended on January 7, 2018, expires on January 6, 2020, and provides for continuation of the program for successive two year periods until terminated by one of the parties to the Agreement. The amount available to borrow from Merchant is approximately $1,009,000 and $587,000 at March 31, 2018 and 2017, respectively. Advances on factored trade accounts receivable and borrowing on inventories are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (effective rate 6.00% at March 31, 2017 and 6.75% at March 31, 2018). Advances under the Agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance. At March 31, 2018 and 2017 there was $1,611,154 and $2,264,125 borrowed and outstanding under the factoring agreement.

Under the Agreement, the Company assigned receivables of $15,052,852 and $13,770,764 during the years ended March 31, 2018 and 2017, respectively. The uncollected balance of non-recourse receivables held by the factor amounted to $2,410,680 and $2,009,471 at March 31, 2018 and 2017. Collected cash maintained on deposit at March 31 2018 and 2017 with the factor earns interest at the factor’s prime rate of interest less 2.5 percent (effective rate of 2.25% and 1.50% at March 31, 2018 and 2017, respectively.) There was no cash on deposit with the Factor at March 31, 2018 or 2017.

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

The estimated useful lives for financial reporting purposes are as follows:

Leasehold improvements	-	Shorter of term of lease or useful life of asset
Machinery and equipment	-	5 to 10 years
Furniture and fixtures	-	5 to 15 years
Computer equipment	-	5 years

Property and equipment consist of the following:

	March 31,
	2018	2017
Leasehold improvements	$166,722	$166,722
Machinery and equipment	190,400	190,400
Furniture and fixtures	261,292	261,292
Computer equipment	302,634	286,528
	921,048	904,942
Less accumulated depreciation and amortization	(885,463)	(858,649)
	$35,585	$46,293

Depreciation and amortization expense totaled $26,814 and $25,263 for fiscal years ended March 31, 2018 and 2017, respectively.

NOTE F - LEASES

During January 2009, the Company entered into an operating lease for its office and warehouse location in Owings Mills, Maryland which expires in March 2019. This lease is subject to increasing rentals at 3% per year. In June 2009, we amended this lease to include an additional 3,000 square feet of warehouse. In December 2017, the Company renewed and expanded its operating lease through February 2019 for a 3,400 square foot office in Naperville, Illinois. This lease is subject to increasing rentals at three percent (3%) per year.

Our operating leases for real estate are generally renewable with terms and conditions similar to the original lease. Rent expense, including common area maintenance, totaled $223,355 and $220,492 for the years ended March 31, 2018 and 2017, respectively.

	2019	2020	2021	Total
Future minimum lease payments are as follows:	$236,631	$10,170	$0	$246,801

NOTE G – INCOME TAXES

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, changes rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, eliminates the corporate alternative minimum tax (“AMT”) and changes how existing AMT credits can be realized, creates the base erosion anti-abuse tax (BEAT), a new minimum tax, and creates a new limitation on deductible interest expense.

The SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period, which should not extend beyond one year from the Tax Act’s enactment date, for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. At March 31, 2018, the Company has not completed its accounting for the tax effects of enactment of the Tax Act.

The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of our Hong Kong Joint Venture. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the Hong Kong Joint Venture, as well as the amount of non-U.S. income taxes paid on such earnings. The Company has initially determined that it will not owe a Transition Tax since it estimates that it has sufficient net operating loss carryforwards and foreign tax credit carryforwards to offset the expected E&P of its Hong Kong Joint Venture that are subject to the tax. However, the Company is continuing to gather additional information to refine its computation.

The Company files its income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Income tax returns filed for the fiscal years ended March 31, 2017, 2016, and 2015 are considered open and subject to examination by tax authorities. Deferred income tax assets and liabilities are computed and recognized for those differences that have future tax consequences and will result in net taxable or deductible amounts in future periods. Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes. The deferred tax liabilities and assets for the Company result primarily from net operating loss and tax credit carry forwards, reserves and accrued liabilities.

At March 31, 2018 and 2017, the Company has total net federal and state operating loss carry forwards of approximately $9,301,000 and $8,418,000, respectively, which expire in various amounts at dates from 2018 through 2032. There are certain limitations to the use and application of these items. Management reviews net operating loss carry forwards and income tax credit carry forwards to evaluate if those amounts are recoverable. After a review of projected taxable income and the components of the deferred tax assets in accordance with applicable accounting guidance it was determined that it is more likely than not that the tax benefits associated with the remaining components of the deferred tax assets will not be realized. This determination was made based on the Company’s history of losses from operations and the uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to their expiration. Accordingly, a valuation allowance was established to fully offset the value of the deferred tax assets. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

The reconciliation between the statutory federal income tax provision and the actual effective tax provision is as follows:

	Years ended March 31,
	2018	2017
Federal benefit at statutory rate (30.8% for 2018 and 34.0% for 2017) before loss carry-forward	$(695,660)	$(700,027)
Non-repatriated loss of Hong Kong Joint Venture	382,027	345,953
Permanent and other differences	13,336	57,651
State income tax benefit – net of federal effect	(31,785)	(30,515)
Expiration of tax credits	236,628	251,520
Change in value of deferred tax assets due to change in effective rate	1,197,474	-
Change in deferred tax asset valuation allowance	(1,102,020)	75,418
	$-	$-

The individual components of the Company’s deferred tax assets are as follows:

	March 31,
	2018	2017
Deferred tax assets:
Accruals and allowances	$36,409	$58,558
Inventory uniform capitalization	33,250	17,966
Net operating loss carry forward	2,298,116	3,156,643
Foreign tax credit carry forward	459,199	695,827
Research and development tax credit carry forward	61,701	61,701
Allowance for unrealizable deferred tax assets	(2,888,675)	(3,990,695)
Net deferred tax asset	$-	$-

NOTE H - COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on consultation with legal counsel, that there are no outstanding material claims outside of the normal course of business.

The Company’s employment agreement with its CEO (the “CEO Agreement”) requires the Company to make certain post-employment payments to the CEO in the event of his termination following a change in control, death, disability, non-renewal, or resignation with “Good Reason” under terms of the CEO Agreement. Additionally, the CEO Agreement requires the Company to make post-employment payments, which can range from approximately $94,000 to $1,995,000, dependent upon the controlling event, as discussed above. On July 9, 2018, the Company renewed the CEO Agreement through July 31, 2019.

NOTE I - MAJOR CUSTOMERS

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. As described in Note C, the Company purchased a majority of its products from its 50% owned Hong Kong Joint Venture.

For the fiscal year ended March 31, 2018, the Company had one customer that represented 13.9% of the Company’s net sales. The Company had one customer that represented 14.8% of net sales for the year ended March 31, 2017.

NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly Results of Operations (Unaudited):

The unaudited quarterly results of operations for fiscal years 2018 and 2017 are summarized as follows:

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
2018
Net sales	$3,318,237	$3,582,816	$3,555,431	$4,416,705
Gross profit	981,533	1,158,788	1,067,548	1,336,186
Net loss	(543,663)	(167,925)	(1,014,796)	(535,926)
Net loss per share:
Basic and diluted	(0.24)	(0.07)	(0.44)	(0.23)

2017
Net sales	$3,178,607	$4,213,705	$3,177,632	$3,513,484
Gross profit	1,062,994	1,246,616	1,048,780	790,208
Net loss	(389,679)	(64,066)	(549,806)	(1,055,351)
Net loss per share:
Basic and diluted	(0.17)	(0.03)	(0.24)	(0.45)

NOTE K – RETIREMENT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. All full-time employees who have completed 12 months of service are eligible to participate. Employees are permitted to contribute up to the amounts prescribed by law. The Company may provide contributions to the plan consisting of a matching amount equal to a percentage of the employee’s contribution, not to exceed four percent (4%). Employer contributions were $37,876 and $37,855 for the years ended March 31, 2018 and 2017, respectively.

NOTE L – RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2018 and 2017, inventory purchases and other company expenses of approximately $1,667,000 and $988,000, respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives mileage benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2018 and 2017 amounted to $160,438 and $102,004, respectively, and the amount outstanding at March 31, 2018 and 2017 is $8,225 and $24,068, respectively.

NOTE M – INTANGIBLE ASSETS - NET

Intangible assets consist of legal expenses of $89,434 incurred in obtaining and perfecting patents on newly developed detector technology and are capitalized for financial statement purposes. Upon issuance, patents are amortized on a straight-line basis over twenty years. Amortization expense for the fiscal year ended March 31, 2018 and 2017 was $4,472 and $4,471, respectively. Accumulated amortization at March 31, 2018 and 2017 was $31,302 and $26,830, respectively. Amortization expense for the next five years is expected to be $4,472 through 2023.

NOTE N – SHAREHOLDERS’ EQUITY

Under the terms of the Company’s 2011 Non-Qualified Stock Option Plan, 120,000 shares of common stock are reserved for the granting of stock options. There were no stock options outstanding at March 31, 2018 or 2017.

