Form 10-Q
period 2018-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2018-08-20
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At August 20, 2018, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	(unaudited)	(audited)
	June 30, 2018	March 31, 2018
CURRENT ASSETS
Cash	$77,072	$128,161
Accounts receivable:
Trade, less allowance for doubtful accounts	138,861	418,550
Receivables from employees	55,496	55,568
Receivable from Hong Kong Joint Venture	378,674	-
	573,031	474,118

Amount due from factor	1,978,763	2,410,680
Inventories – finished goods	5,863,773	5,491,892
Prepaid expenses	223,856	278,100

TOTAL CURRENT ASSETS	8,716,495	8,782,951

INVESTMENT IN HONG KONG JOINT VENTURE	9,390,105	10,023,275
INTANGIBLE ASSET - NET	57,014	58,132
PROPERTY AND EQUIPMENT – NET	29,611	35,585
OTHER ASSETS	4,000	4,000

TOTAL ASSETS	$18,197,225	$18,903,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$1,204,399	$1,611,154
Accounts payable - Hong Kong Joint Venture	4,333,195	3,838,627
Accounts payable - trade	613,196	494,253
Accrued liabilities:
Accrued payroll and employee benefits	58,932	51,066
Accrued commissions and other	61,770	155,507

TOTAL CURRENT LIABILITIES	6,271,492	6,150,607

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at June 30, 2018 and March 31, 2018	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(1,737,713)	(1,298,880)
Accumulated other comprehensive income	754,476	1,143,246
TOTAL SHAREHOLDERS’ EQUITY	11,925,733	12,753,336
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,197,225	$18,903,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2018	2017

Net sales	$4,045,996	$3,318,237
Cost of goods sold – acquired from Joint Venture	2,618,867	2,252,427
Cost of goods sold – other	186,985	84,277

GROSS PROFIT	1,240,144	981,533

Selling, general and administrative expense	1,197,771	1,143,920
Research and development expense	153,387	174,723

Operating loss	(111,014)	(337,110)

Other expense:
Loss from investment in Hong Kong Joint Venture	244,400	188,110
Interest expense	83,419	18,443

NET LOSS	$(438,833)	$(543,663)

Loss per share:
Basic and diluted	$(0.19)	$(0.24)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,
	2018	2017
NET LOSS	$(438,833)	$(543,663)
Other Comprehensive (Loss) Income
Company’s portion of Hong Kong Joint Venture’s other Comprehensive (loss) income:
Currency translation	(379,479)	132,544
Unrealized (loss) income on investment securities	(9,291)	19,523
Total Other Comprehensive (Loss) Income	(388,770)	152,067
COMPREHENSIVE LOSS	$(827,603)	$(391,596)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(438,833)	$(543,663)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,092	10,029
Loss from investment in Hong Kong Joint Venture	244,400	188,110
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable and amounts due from factor	333,004	(315,244)
(Increase) Decrease in inventories, prepaid expenses, and other	(317,637)	247,957
Increase in accounts payable and accrued expenses	527,640	949,359

NET CASH PROVIDED BY OPERATING ACTIVITIES	355,666	536,548

INVESTING ACTIVITIES:
Purchase of equipment	-	(16,106)

NET CASH USED IN INVESTING ACTIVITIES	-	(16,106)

FINANCING ACTIVITIES:
Net repayment of Line of Credit - Factor	(406,755)	(536,289)

NET CASH USED IN FINANCING ACTIVITIES	(406,755)	(536,289)

NET DECREASE IN CASH	(51,089)	(15,847)

Cash at beginning of period	128,161	262,355

CASH AT END OF PERIOD	$77,072	$246,508

SUPPLEMENTAL INFORMATION:
Interest paid	$96,367	$18,443
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its wholly-owned subsidiary. Except for the condensed consolidated balance sheet as of March 31, 2018, which was derived from audited financial statements, the accompanying condensed consolidated financial statements are unaudited. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US-GAAP) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2018 audited financial statements filed with the Securities and Exchange Commission on Form 10-K on July 16, 2018. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Management Plans

The Company had net losses of $438,833 for the three months ended June 30, 2018 and $2,262,310 and $2,058,902 for the years ended March 31, 2018 and 2017, respectively. Furthermore, as of June 30, 2018, working capital (computed as the excess of current assets over current liabilities) decreased by $187,341 from $2,632,344 at March 31, 2018, to $2,445,003 at June 30, 2018.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement (Agreement) with Merchant Factor Corporation (Merchant or Factor). Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. At June 30, 2018, the Company had approximately $913,000 of availability on the facility with Merchant.

In addition, we have secured extended payment terms for purchases up to $4,000,000 from Eyston Company Limited, our Hong Kong Joint Venture for the purchase of the sealed battery products. These amounts are unsecured and have repayment terms of one hundred-twenty days for each advance thereunder. The interest rate on amounts due to the Hong Kong Joint Venture was 4.5% through June 1, 2018 when this was increased to 5.5%. At June 30, 2018, the balance of accounts payable due to the Hong Kong Joint Venture was $4,333,195.

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s line of sealed battery ionization smoke alarms and carbon monoxide products, and obtaining additional financing on its credit facility. The Company has seen positive results on this plan during the fiscal years ended March 31, 2018 and 2017 and through June 30, 2018 due to sales of its sealed battery products and management expects this growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs for the next twelve months following the issuance date of this report.

Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

Line of Credit – Factor

On January 15, 2015, the Company entered into the Agreement with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. Under the Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. Additional funding, characterized by Merchant as an over advance, may be provided up to one hundred percent (100%) of eligible accounts receivable. The over advance portion, if any, may not exceed fifty percent (50%) of eligible inventory up to a maximum of $500,000. The Agreement which expires on January 6, 2020, and provides for continuation of the program for successive two year periods until terminated by one of the parties to the Agreement. As of June 30, 2018, the Company had borrowings of $1,204,399 under the Agreement, and the Company had remaining availability under the Agreement of approximately $913,000. Advances on factored trade accounts receivable are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 7.00% at June 30, 2018). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Revenue Recognition

Adoption of ASC Topic 606, Revenue from Contracts with Customers

On April 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method. Results for reporting periods beginning after April 1, 2018 are presented under ASC Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC Topic 605, “Revenue Recognition”. The adoption of ASC Topic 606 had no material impact on our current or previously recorded results of operations.

Revenue Recognition

The Company’s primary source of revenue is the sale of safety and security products based upon purchase orders or contracts with customers. Revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the product is shipped or delivered to the customer. Customers may not return, exchange or refuse acceptance of goods without our approval. Generally, the Company does not grant extended payment terms. Shipping and handling costs associated with outbound freight, after control over a product has transferred to a customer, are accounted for as a fulfillment cost and are recorded in selling, general and administrative expense.

The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for products sold. Revenue is recorded at the transaction price net of estimates of variable consideration. The Company uses the expected value method based on historical data in considering the impact of estimates of variable consideration, which may include trade discounts, allowances, product returns (including rights of return) or warranty replacements. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

The Company has entered into an agreement with a single customer to grant pre-approved rights of return of up to twenty-five percent of products sold on certain invoices to provide for and gain acceptance within certain markets. This customer has been provided extended payment terms to provide for a portion of the payment to be made within 120 days.

Disaggregation of Revenue

The Company presents revenue associated with sales of products acquired from our Hong Kong Joint Venture separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the fiscal quarters ended June 30, 2018 and 2017 are as follows:

	Three months ended
	June 30, 2018	June 30, 2017
Sales of products acquired from our HKJV	$3,764,416	$3,156,044
Sales of GFCI’s and ventilation fans	281,580	162,193
	$4,045,996	$3,318,237

Receivables

Receivables are recorded when the Company has an unconditional right to consideration. We have established allowances to cover anticipated doubtful accounts based upon historical experience.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for satisfied or partially satisfied performance obligations on contracts with an original expected duration of one year or more. The Company’s contracts are predominantly short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC Topic 606 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

Joint Venture

The Company and its joint venture partner, a Hong Kong corporation, each owns a 50% interest in the Hong Kong joint venture that manufactures security products in its facilities located in the People’s Republic of China. There are no material differences between US-GAAP and the basis of accounting used by the Hong Kong Joint Venture. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture as of and for the three months ended June 30, 2018 and 2017:

	2018 (Unaudited)	2017 (Unaudited)
Net sales	$3,266,557	$3,165,980
Gross profit	346,111	454,631
Net loss	(546,959)	(527,061)
Total current assets	13,189,847	12,665,252
Total assets	22,082,883	24,241,558
Total current liabilities	2,990,291	2,548,771
Total liabilities	3,378,728	2,939,357

During the three months ended June 30, 2018 and 2017 the Company purchased $2,804,372 and $1,891,141, respectively, of products directly from the Hong Kong Joint Venture for resale. For the three months ended June 30, 2018 the Company has decreased its equity in the net loss of the Joint Venture to reflect a decrease of $29,079 in inter-Company profit on purchases held by the Company in inventory. For the three months ended June 30, 2017 the Company has decreased its equity in the net loss of the Joint Venture to reflect a decrease of $75,421 in inter-company profit on purchases held by the Company in inventory.

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

The SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period, which should not extend beyond one year from the Tax Act’s enactment date, for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. At June 30, 2018, the Company has not completed its accounting for the tax effects of enactment of the Tax Act.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At June 30, 2018 and 2017, an allowance of approximately $57,000 has been provided for uncollectible trade accounts receivable.

Net Loss per Common Share

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three month periods ended June 30, 2018 or 2017. As a result, basic and diluted weighted average common shares outstanding are identical for the three month periods ended June 30, 2018 and 2017.

Contingencies

From time to time, the Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows in future years.

Recently Adopted Accounting Standards

Changes to accounting principles generally accepted in the United States of America (US-GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s.

In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 affects any entity using US-GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

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

In December 2016 the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. The amendments in ASU 2016-20 update and affect narrow aspects of the guidance issued in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Narrow Scope Improvements and Practical Expedients, which provided revised guidance on certain issues relating to revenue from contracts with customers, including clarification of the objective of the collectability criterion. In March 2016, the FASB issued a final amendment to clarify the implementation guidance for principal versus agent considerations and in April 2016 issued a final amendment to clarify the guidance related to identifying performance obligations and the accounting for intellectual property licenses. See the revenue recognition accounting policy note for further information on the Company’s adoption of this standard on April 1, 2018.

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three month periods ended June 30, 2018 and 2017 relate to the operational results of the Company. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

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

Changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact the cost of our products. All of our products are imported from the Peoples Republic of China (PRC). To date, only our ground fault circuit interrupters, which constitute only a small portion of our sales, have been included in products subject to a new 25% tariff effective August 23, 2018. The next group of tariffs are expected to be announced at the end of September or in early October, and we do not know if smoke detectors and/or carbon monoxide alarms manufactured in the PRC will be included. We are monitoring these developments and will determine our strategies once definitive announcements have been made. Any increase in tariffs that is not offset by an increase in our sales prices could have an adverse effect on our business, financial position, results of operations or cash flows.

Results of Operations

Three Months Ended June 30, 2018 and 2017

Sales. Net sales for the three months ended June 30, 2018 were $4,045,996 compared to $3,318,237 for the comparable three months in the prior year, an increase of $727,759 (21.9%). Sales increased principally due to the complete introduction of the Company’s line of sealed battery safety alarms.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 30.7% and 29.6% of sales for the quarters ended June 30, 2018 and 2017, respectively. The increase in gross profit margin was primarily due to the mix of products sold to differing customers.

Expenses. Selling, general and administrative expenses were $1,197,771 for the three months ended June 30, 2018, compared to $1,143,920 for the comparable three months in the prior year. As a percentage of net sales, these expenses decreased to 29.6% for the three month period ended June 30, 2018, from 34.5% for the 2017 period. These expenses decreased as a percentage of net sales since selling, general, and administrative expenses do not increase in direct proportion to increased sales.

Research and development expenses were $153,387 for the three month period ended June 30, 2018 compared to $174,723 for the comparable quarter of the prior year, a decrease of $21,336 (12.2%). The primary reasons for the decrease are decreased expenditures for engineering salaries and amounts paid to independent testing facilities as the new sealed product line has been completed.

Interest Expense and Other. Our interest expense was $83,419 for the quarter ended June 30, 2018, compared to interest expense of $18,443 for the quarter ended June 30, 2017. Interest expense is dependent upon the total amounts borrowed on average from the Factor and on extended trade payables due to the Hong Kong Joint Venture. Amounts due to the Hong Kong Joint Venture increased in the current fiscal year’s three month period as compared to the same period in the prior fiscal year.

Net Loss. We reported a net loss of $438,833 for the quarter ended June 30, 2018, compared to a net loss of $543,663 for the corresponding quarter of the prior fiscal year, a $104,830 (19.3%) decrease in the net loss. The primary reasons for the decrease in net loss is the increase in gross sales due to the complete introduction of the Company’s line of sealed battery safety alarms.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three months ended June 30, 2018 were $3,266,557, compared to $3,165,980, for the comparable period in the prior fiscal year. The net sales of the Joint Venture were generally comparable with the three month period of the prior fiscal year. While sales to the Company increased during this period when compared to the prior year, the Joint Venture’s net sales to other unaffiliated customers decreased from the prior year’s period.

Gross Profit Margin. Gross margins of the Joint Venture for the three month period ended June 30, 2018 decreased to 10.6% from 14.4% for the 2017 corresponding period. Gross margins depend on sales volume of various products, with varying margins, accordingly, increased sales of lower margin products and decreased sales of higher margin products negatively affect the overall gross margins. Currency exchange gains impacted the gross margin positively in the three months ended June 30, 2018.

Expenses. Selling, general and administrative expenses were $1,137,851 for the three month periods ended June 30, 2018, compared to $1,074,003 in the comparable period in the prior year. As a percentage of sales, expenses were 34.8% for the three month period ended June 30, 2018, compared to 33.9% for the three month period ended June 30, 2017.

Interest Income. Interest income on assets held for investment was $40,046 for the three month period ended June 30, 2018, compared to interest income of $70,960 for the prior year’s period. Interest income is dependent on the average balance of assets held for investment.

Net Loss. Net loss for the three months ended June 30, 2018 was $546,959 compared to a net loss of $527,061 in the comparable period last year. The increase in the net loss for the three month period is due primarily to decreased gross profit margins.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations and existing cash and marketable securities. During the three months ended June 30, 2018, working capital increased by $391,340 from $9,808,216 on March 31, 2018 to $10,199,556 on June 30, 2018.

Management Plans and Liquidity

The Company had net losses of $438,833 for the three months ended June 30, 2018 and $2,262,310 and $2,058,902 for the years ended March 31, 2018 and 2017, respectively. Furthermore, as of June 30, 2018, working capital (computed as the excess of current assets over current liabilities) decreased by $187,341 from $2,632,344 at March 31, 2018, to $2,445,003 at June 30, 2018.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement (Agreement) with Merchant Factor Corporation (Merchant or Factor). Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. At June 30, 2018, the Company had approximately $913,000 of availability on the facility with Merchant. In addition, we have secured extended payment terms for purchases up to $4,000,000 from the Hong Kong Joint Venture for the purchase of the sealed battery products. These amounts are unsecured and have repayment terms of one hundred-twenty days for each advance thereunder. The interest rate on amounts due to the Hong Kong Joint Venture was 4.5% through June 1, 2018 when this was increased to 5.5%. At June 30, 2018, the balance of accounts payable due to the Hong Kong Joint Venture was $4,333,195.

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s line of sealed battery ionization smoke alarms and carbon monoxide products, and obtaining additional financing on its credit facility. The Company has seen positive results on this plan during the fiscal years ended March 31, 2018 and 2017 and through June 30, 2018 due to sales of its sealed battery products and management expects this growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs for the next twelve months following the issuance date of this report.. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

Operating activities provided cash of $355,666 for the three months ended June 30, 2018. This was primarily due to an increase in accounts payable and accrued expenses of $527,640 and a decrease in accounts receivable and amounts due to factor of $333,004 offset by a net loss of $438,833 and an increase in inventories, prepaid expenses and other of $317,637. The net loss includes a non-cash loss from the investment in the Hong Kong Joint Venture of $244,400. Operating activities provided cash of $536,548 for the three months ended June 30, 2017. This was primarily due to an increase in accounts payable and accrued expenses of $949,359 and a decrease in inventories and prepaid expenses of $247,957 offset by a net loss of $543,663 and an increase in accounts receivable and amounts due from factor of $315,244. The net loss includes a non-cash loss from the investment in the Hong Kong Joint Venture of $188,110.

Investing activities did not provide or use cash during the three months ended June 30, 2018. Investing activities used cash of $16,106 during the three months ended June 30, 2017 resulting from the purchase of equipment.

Financing activities used cash of $406,755 and $536,289 during the three months ended June 30, 2018 and 2017, respectively, which is comprised of repayments net of advances on the line of credit from our factor.

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

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. For a detailed discussion on the application on these and other accounting policies, see Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended March 31, 2018 as filed with the Securities and Exchange Commission on July 16, 2018. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

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

Inventories. Inventories are valued at the lower of cost or net realizable value. Cost is determined on the first-in first-out method. We evaluate inventories on a quarterly basis and write down inventory that is deemed obsolete or unmarketable in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 6.	EXHIBITS

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)
10.4	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.5	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.6	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747), by addendum dated July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017, File No. 1-31747), and by addendum dated July 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2018, File No. 1-31747)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated August 20, 2018*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and March 31, 2018; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017; ; ( iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and 2017; and ( iv) Notes to Condensed Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: August 20, 2018	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer

