Form 10-Q
period 2018-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2018-11-19
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At November 14, 2018, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	September 30, 2018	March 31, 2018
ASSETS
CURRENT ASSETS
Cash	$13,067	$128,161

Accounts receivable:
Trade, less allowance for doubtful accounts	533,616	418,550
Receivables from employees	62,257	55,568
Receivable from Hong Kong Joint Venture	107,900	-
	703,773	474,118

Amount due from factor	2,176,369	2,410,680
Inventories – finished goods	6,673,098	5,491,892
Prepaid expenses	263,265	278,100

TOTAL CURRENT ASSETS	9,829,572	8,782,951

INVESTMENT IN HONG KONG JOINT VENTURE	9,025,865	10,023,275
INTANGIBLE ASSET - NET	55,896	58,132
PROPERTY AND EQUIPMENT – NET	23,283	35,585
OTHER ASSETS	4,000	4,000

TOTAL ASSETS	$18,938,616	$18,903,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$1,546,847	$1,611,154
Accounts payable - Hong Kong Joint Venture	5,167,049	3,838,627
Accounts payable - trade	377,910	494,253
Accrued liabilities:
Accrued payroll and employee benefits	84,574	51,066
Accrued commissions and other	57,671	155,507

TOTAL CURRENT LIABILITIES	7,234,051	6,150,607

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at September 30, 2018 and March 31, 2018	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(1,859,037)	(1,298,880)
Accumulated other comprehensive income	654,632	1,143,246
TOTAL SHAREHOLDERS’ EQUITY	11,704,565	12,753,336
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,938,616	$18,903,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2018	2017

Net sales	$4,526,252	$3,582,816
Cost of goods sold – acquired from Joint Venture	2,796,928	2,360,196
Cost of goods sold – other	272,832	63,832

GROSS PROFIT	1,456,492	1,158,788

Selling, general and administrative expense	1,098,568	1,145,801
Research and development expense	120,918	168,701

Operating income (loss)	237,006	(155,714)

Other expense:
(Loss) income from investment in Hong Kong Joint Venture	(264,396)	9,989
Interest expense	(93,934)	(22,200)

NET LOSS	$(121,324)	$(167,925)

Loss per share:
Basic and diluted	$(0.05)	$(0.07)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended September 30,
	2018	2017

Net sales	$8,572,248	$6,901,053
Cost of goods sold – acquired from Joint Venture	5,415,795	4,612,623
Cost of goods sold – other	459,817	148,109

GROSS PROFIT	2,696,636	2,140,321

Selling, general and administrative expense	2,296,339	2,289,721
Research and development expense	274,305	343,424

Operating income (loss)	125,992	(492,824)

Other expense:
Loss from investment in Hong Kong Joint Venture	(508,796)	(178,121)
Interest expense	(177,353)	(40,643)

NET LOSS	$(560,157)	$(711,588)

Loss per share:
Basic and diluted	$(0.24)	$(0.31)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2018	2017	2018	2017

NET LOSS	$(121,324)	$(167,925)	$(560,157)	$(711,588)

Other Comprehensive (Loss) Income
Company’s portion of Hong Kong Joint Venture’s other comprehensive (loss) income:
Currency translation	(58,381)	112,941	(437,860)	245,485
Unrealized (loss) gain on investment securities	(41,463)	(10,904)	(50,754)	8,619
Total Other Comprehensive (Loss) Income	(99,844)	102,037	(488,614)	254,104
COMPREHENSIVE LOSS	$(221,168)	$(65,888)	$(1,048,771)	$(457,484)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2018

	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated Deficit	AOCI*	Total

Balance at April 1, 2018	2,312,887	$23,129	$12,885,841	$(1,298,880)	$1,143,246	$12,753,336

Currency translation					(379,479)	(379,479)
Unrealized loss on investment securities					(9,291)	(9,291)

Net loss				(438,833)		(438,833)

Balance at June 30, 2018	2,312,887	$23,129	$12,885,841	$(1,737,713)	$754,476	$11,925,733

Currency translation					(58,381)	(58,381)
Unrealized loss on investment securities					(41,463)	(41,463)

Net loss				(121,324)		(121,324)

Balance at Sept. 30, 2018	2,312,887	$23,129	$12,885,841	$(1,859,037)	$654,632	$11,704,565

* Accumulated Other Comprehensive Income

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2017

	Common Shares	Stock Amount	Additional Paid-In Capital	Retained Earnings	AOCI*	Total

Balance at April 1, 2017	2,312,887	$23,129	$12,885,841	$963,430	$359,858	$14,232,258

Currency translation					132,544	132,544
Unrealized gain on investment securities					19,523	19,523

Net loss				(543,663)		(543,663)

Balance at June 30, 2017	2,312,887	$23,129	$12,885,841	$419,767	$511,925	$13,840,662

Currency translation					112,941	112,941
Unrealized loss on investment securities					(10,904)	(10,904)

Net loss				(167,925)		(167,925)

Balance at September 30, 2017	2,312,887	$23,129	$12,885,841	$251,842	$613,962	$13,774,774

* Accumulated Other Comprehensive Income

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(560,157)	$(711,588)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,538	15,880
Loss from investment in Hong Kong Joint Venture	508,796	178,121
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and amounts due from factor	4,656	(27,413)
Increase in inventories, prepaid expenses, and other	(1,166,371)	(950,837)
Increase in accounts payable and accrued expenses	1,147,751	2,724,601

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(50,787)	1,228,764

INVESTING ACTIVITIES:
Purchase of equipment	-	(16,106)

NET CASH USED IN INVESTING ACTIVITIES	-	(16,106)

FINANCING ACTIVITIES:
Net repayment of Line of Credit - Factor	(64,307)	(1,217,376)

NET CASH USED IN FINANCING ACTIVITIES	(64,307)	(1,217,376)

NET DECREASE IN CASH	(115,094)	(4,718)

Cash at beginning of period	128,161	262,355

CASH AT END OF PERIOD	$13,067	$257,637

SUPPLEMENTAL INFORMATION:
Interest paid	$177,353	$40,643
Income taxes paid	-	-

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

Management Plans

The Company had net losses of $560,157 for the six months ended September 30, 2018 and $2,262,310 and $2,058,902 for the years ended March 31, 2018 and 2017, respectively. Furthermore, as of September 30, 2018, working capital (computed as the excess of current assets over current liabilities) decreased by $36,823 from $2,632,344 at March 31, 2018, to $2,595,521 at September 30, 2018.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement (Agreement) with Merchant Factor Corporation (Merchant or Factor). Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. At September 30, 2018, the Company had approximately $640,000 of availability on the facility with Merchant. In addition, we have secured extended payment terms for purchases up to $4,000,000 from Eyston Company Limited, our Hong Kong Joint Venture for the purchase of the sealed battery products. These amounts are unsecured and have repayment terms of one hundred-twenty days for each advance thereunder. The interest rate on amounts due to the Hong Kong Joint Venture is 5.5%. At September 30, 2018, the balance of accounts payable due to the Hong Kong Joint Venture was $5,167,049. .

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s line of sealed battery ionization smoke alarms and carbon monoxide products, and obtaining additional financing on its credit facility. The Company has seen positive results on this plan during the fiscal years ended March 31, 2018 and 2017 and through September 30, 2018 due to sales of its sealed battery products and management expects this growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs for the next twelve months following the issuance date of this report. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

Line of Credit – Factor

On January 15, 2015, the Company entered into the Agreement with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. Under the Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. Additional funding, characterized by Merchant as an over advance, may be provided up to one hundred percent (100%) of eligible accounts receivable. The over advance portion, if any, may not exceed fifty percent (50%) of eligible inventory up to a maximum of $500,000. The Agreement expires on January 6, 2020, and provides for continuation of the program for successive two year periods until terminated by one of the parties to the Agreement. As of September 30, 2018, the Company had borrowings of $1,546,847 under the Agreement, and the Company had remaining availability under the Agreement of approximately $640,000. Advances on factored trade accounts receivable are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 7.25% at September 30, 2018). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Revenue Recognition

Adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers

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

Disaggregation of Revenue

The Company presents below revenue associated with sales of products acquired from our Hong Kong Joint Venture separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the three and six months ended September 30, 2018 and 2017 are as follows:

	Three months ended		Six months ended
	Sept. 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017
Sales of products acquired from our HKJV	$4,127,542	$3,224,111	$7,891,958	$6,380,155
Sales of GFCI’s and ventilation fans	398,710	358,705	680,290	520,898
	$4,526,252	$3,582,816	$8,572,248	$6,901,053

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

Joint Venture

The Company and its joint venture partner, a Hong Kong corporation, each owns a 50% interest in the Hong Kong joint venture that manufactures security products in its facilities located in the People’s Republic of China. There are no material differences between US-GAAP and the basis of accounting used by the Hong Kong Joint Venture. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture as of and for the six months ended September 30, 2018 and 2017:

	2018 (Unaudited)	2017 (Unaudited)
Net sales	$7,956,223	$8,069,639
Gross profit	1,115,832	1,653,871
Net loss	(749,404)	(501,882)
Total current assets	14,298,736	12,905,014
Total assets	21,306,062	24,026,974
Total current liabilities	2,915,045	2,019,534
Total liabilities	3,304,457	2,409,799

During the six months ended September 30, 2018 and 2017 the Company purchased $6,400,803 and $5,548,858, respectively, of products directly from the Hong Kong Joint Venture for resale. For the six months ended September 30, 2018 the Company has decreased its investment in the Joint Venture to reflect an increase of $134,094 in inter-Company profit on purchases held by the Company in inventory. For the six months ended September 30, 2017 the Company has increased its investment in the net earnings of the Joint Venture to reflect a decrease of $72,820 in inter-company profit on purchases held by the Company in inventory.

Income Taxes

We calculate our interim tax provision in accordance with the guidance for accounting for income taxes in interim periods. We estimate the annual effective tax rate and apply that tax rate to our ordinary quarterly pre-tax income. The tax expense or benefit related to discrete events during the interim period is recognized in the interim period in which those events occurred.

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided whenever it is more likely than not that a deferred tax asset will not be realized. The Company has previously established a full valuation allowance on its deferred tax assets to recognize that net operating losses, and research and foreign tax credits expiring in future periods will likely not be realized. This determination was made based on continued taxable losses which cause uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to expiration. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

The Tax Cut and Jobs Act includes a “Deemed Repatriation Transition Tax” (“Transition Tax”) and is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of our Hong Kong Joint Venture. The Company has completed its tax returns for the fiscal year ending March 31, 2018 and determined that it will not have a net tax liability since it has sufficient net operating loss carryforwards and foreign tax credit carryforwards to offset the unremitted earnings and profits of its Hong Kong Joint Venture that are subject to the Transition tax. The Company has remaining net operating loss and foreign tax credits carryforwards that remain fully reserved. Our ability to realize the remaining tax benefits associated with these net operating loss and foreign tax credits carryforwards depends primarily upon the timing of future taxable income and the expiration dates of the components of these carryforwards. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At September 30, 2018 and 2017, an allowance of approximately $57,000 has been provided for uncollectible trade accounts receivable.

Net Loss per Common Share

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three and six month periods ended September 30, 2018 or 2017. As a result, basic and diluted weighted average common shares outstanding are identical for the three and six month periods ended September 30, 2018 and 2017.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies and provides guidance on eight cash flow classification issues and is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this new accounting standard on April 1, 2018 which did not have a material impact on the condensed consolidated financial statements and footnote disclosures.

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three and six month periods ended September 30, 2018 and 2017 relate to the operational results of the Company. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

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

Changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact the cost of our products. All of our products are imported from the Peoples Republic of China (PRC). To date, our ground fault circuit interrupters, which constitute only a small portion of our sales, have been included in products subject to a new 25% tariff effective August 23, 2018. Additionally, on September 28, 2018, tariffs of 10% have been imposed on our Carbon Monoxide and Photoelectric alarms. We are monitoring these developments and will determine our strategies as additional information becomes available. Any increase in tariffs that is not offset by an increase in our sales prices could have an adverse effect on our business, financial position, results of operations or cash flows.

Results of Operations

Three Months Ended September 30, 2018 and 2017

Sales. Net sales for the three months ended September 30, 2018 were $4,526,252 compared to $3,582,816 for the comparable three months in the prior year, an increase of $943,436 (26.3%). Sales increased principally due to the complete introduction of the Company’s line of sealed battery safety alarms.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 32.2% and 32.3% of sales for the quarters ended September 30, 2018 and 2017, respectively. The decrease in gross profit margin was primarily due to the mix of products sold to differing customers.

Expenses. Selling, general and administrative expenses were $1,098,568 for the three months ended September 30, 2018, compared to $1,145,801 for the comparable three months in the prior year. As a percentage of net sales, these expenses decreased to 24.3% for the three month period ended September 30, 2018, from 32.0% for the 2017 period. These expenses decreased as a percentage of net sales since selling, general, and administrative expenses do not increase in direct proportion to increased sales.

Research and development expenses were $120,918 for the three month period ended September 30, 2018 compared to $168,701 for the comparable quarter of the prior year, a decrease of $47,783 (28.3%). The primary reasons for the decrease are decreased expenditures for engineering salaries and amounts paid to independent testing facilities as the new sealed product line has been completed.

Interest Expense. Our interest expense was $93,934 for the quarter ended September 30, 2018, compared to interest expense of $22,200 for the quarter ended September 30, 2017. Interest expense is dependent upon the total amounts borrowed on average from the Factor and on extended trade payables due to the Hong Kong Joint Venture. Amounts due to the Hong Kong Joint Venture increased in the current fiscal year’s three month period as compared to the same period in the prior fiscal year.

Net Loss. We reported a net loss of $121,324 for the quarter ended September 30, 2018, compared to a net loss of $167,925 for the corresponding quarter of the prior fiscal year, a $46,601 (27.8%) decrease in the net loss. The primary reason for the decrease in the net loss is the increase in sales due to the complete introduction of the Company’s line of sealed battery safety alarms.

Six Months Ended September 30, 2018 and 2017

Sales. Net sales for the six months ended September 30, 2018 were $8,572,248 compared to $6,901,053 for the comparable six months in the prior period, an increase of $1,671,195 (24.2%). Sales increased principally due to the complete introduction of the Company’s line of sealed battery safety alarms.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 31.5% for the period ended September 30, 2018 and 31.0% for the period ended September 30, 2017. The increase in gross profit margin was primarily due to the mix of products sold to differing customers.

Expenses. Selling, general and administrative expenses were $2,296,339 for the six months ended September 30, 2018 compared to $2,289,721 for the comparable six months in the prior year. As a percentage of sales, these expenses were 26.8 % for the six month period ended September 30, 2018 and 33.2% for the comparable 2017 period. These expenses decreased as a percentage of net sales since selling, general, and administrative expenses do not increase in direct proportion to increased sales.

Research and development expenses were $274,305 for the six months ended September 30, 2018 compared to $343,424 for the comparable period of the prior year, a decrease of $69,119 (20.1%). The primary reasons for the decrease are decreased expenditures for engineering salaries and amounts paid to independent testing facilities as the new sealed product line has been completed.

Interest Expense. Our interest expense was $177,353 for the six months ended September 30, 2018, compared to interest expense of $40,643 for the six months ended September 30, 2017. Interest expense is dependent upon the total amounts borrowed on average from the Factor and from our Hong Kong Joint Venture. Amounts borrowed from the Factor and the Hong Kong Joint Venture increased in the current fiscal year’s six month period as compared to the same period in the prior fiscal year resulting in the increase in interest expense noted above.

Net Loss. We reported a net loss of $560,157 for the six months ended September 30, 2018 compared to a net loss of $711,588 for the corresponding period of the prior fiscal year, a decrease in the net loss of $151,431 (21.3%). The primary reason for the decrease in the net loss is the increase in sales due to the complete introduction of the Company’s line of sealed battery safety alarms.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three and six months ended September 30, 2018 were $4,689,666 and $7,956,223 respectively, compared to $4,903,659 and $8,069,639, respectively, for the comparable period in the prior fiscal year. The 4.4% and 1.4% decreases in net sales by the Joint Venture for the respective three and six month periods are due to decreased sales to unaffiliated customers.

Gross Profit Margin. Gross margins of the Joint Venture for the three month period ended September 30, 2018 decreased to 16.4% from 24.5% for the 2017 corresponding period. For the six month period ended September 30, 2018, gross margins were 14.0% compared to 20.5% for the same period of the prior year. Gross margins depend on sales volume of various products, with varying margins. In addition, foreign currency exchange gains and/or losses impact gross margins.

Expenses. Selling, general and administrative expenses were $1,105,220 and $2,243,071 respectively, for the three and six month periods ended September 30, 2018, compared to $1,217,372 and $2,291,375 in the prior year’s respective periods. As a percentage of sales, expenses were 23.6% and 28.2% for the three and six month periods ended September 30, 2018, compared to 24.8% and 28.4% for the three and six month periods ended September 30, 2017. The changes in selling, general and administrative expense as a percent of sales for the three and six month periods were primarily due to costs that do not change at the same rate as changes in sales volume.

Interest Income. Interest income on assets held for investment was $28,957 and $69,003 respectively, for the three and six month periods ended September 30, 2018, compared to interest income of $19,159 and $90,119, respectively, for the prior year’s periods. Interest income is dependent on yields and on the average balance of assets held for investment.

Net Loss. Net losses for the three and six months ended September 30, 2018 were $202,445 and $749,404, respectively, compared to net earnings (loss) of $25,179 and $(501,882), respectively, in the comparable periods last year. The decrease in net earnings for the three and six month periods ended September 30, 2018 is due primarily to decreased sales to unaffiliated customers.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the six months ended September 30, 2018, working capital increased by $1,575,475 from $9,808,216 on March 31, 2018 to $11,383,691 on September 30, 2018.

Management Plans and Liquidity

The Company had net losses of $560,157 for the six months ended September 30, 2018 and $2,262,310 and $2,058,902 for the years ended March 31, 2018 and 2017, respectively. Furthermore, as of September 30, 2018, working capital (computed as the excess of current assets over current liabilities) decreased by $36,823 from $2,632,344 at March 31, 2018, to $2,595,521 at September 30, 2018.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement (Agreement) with Merchant Factor Corporation (Merchant or Factor). Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. At September 30, 2018, the Company had approximately $640,000 of availability on the facility with Merchant. In addition, we have secured extended payment terms for purchases up to $4,000,000 from Eyston Company Limited, our Hong Kong Joint Venture for the purchase of the sealed battery products. These amounts are unsecured and have repayment terms of one hundred-twenty days for each advance thereunder. The interest rate on amounts due to the Hong Kong Joint Venture is 5.5%. At September 30, 2018, the balance of accounts payable due to the Hong Kong Joint Venture was $5,167,049. .

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s line of sealed battery ionization smoke alarms and carbon monoxide products, and obtaining additional financing on its credit facility. The Company has seen positive results on this plan during the fiscal years ended March 31, 2018 and 2017 and through September 30, 2018 due to sales of its sealed battery products and management expects this growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs for the next twelve months following the issuance date of this report. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

Operating activities used cash of $50,787 for the six months ended September 30, 2018. This was primarily due to an increase in inventories, prepaid and other of $1,166,371 and a net loss of $560,157 and offset by an increase in accounts payable and accrued expenses of $1,147,751. The net loss includes a non-cash loss from the investment in the Hong Kong Joint Venture of $508,796. Operating activities provided cash of $1,228,764 for the six months ended September 30, 2017. This was primarily due to an increase in accounts payable and accrued expenses of $2,724,601 and offset by a net loss of $711,588 and an increase in inventories, prepaid expenses and other of $950,837. The net loss includes a non-cash loss from the investment in the Hong Kong Joint Venture of $178,121.

There were no investing activities for the six months ended September 30 2018. Investing activities used cash during the six months ended September 30, 2017 resulting from the purchase of $16,106 in equipment.

Financing activities used cash of $64,307 during the six months ended September 30, 2018 and used cash of $1,217,376 during the six months ended September 30, 2017, which is comprised of advances net of repayments on the line of credit from our factor.

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

In December 2016 the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. The amendments in ASU 2016-20 update and affect narrow aspects of the guidance issued in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Narrow Scope Improvements and Practical Expedients, which provided revised guidance on certain issues relating to revenue from contracts with customers, including clarification of the objective of the collectability criterion. In March 2016, the FASB issued a final amendment to clarify the implementation guidance for principal versus agent considerations and in April 2016 issued a final amendment to clarify the guidance related to identifying performance obligations and the accounting for intellectual property licenses. The Company adopted this new accounting standard on April 1, 2018 which did not have a material impact on the condensed consolidated financial statements and footnote disclosures.

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

Income Taxes. The Company files its income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Income tax returns filed for the fiscal years ended March 31, 2018, 2017, and 2016 are considered open and subject to examination by tax authorities. Deferred income tax assets and liabilities are computed and recognized for those differences that have future tax consequences and will result in net taxable or deductible amounts in future periods. Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes. The deferred tax liabilities and assets for the Company result primarily from net operating loss and tax credit carry forwards, reserves and accrued liabilities. We calculate our interim tax provision in accordance with the guidance for accounting for income taxes in interim periods. We estimate the annual effective tax rate and apply that tax rate to our ordinary quarterly pre-tax income. The tax expense or benefit related to discrete events during the interim period is recognized in the interim period in which those events occurred.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)
10.4	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.5	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.6	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747), by addendum dated July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017, File No. 1-31747), and by addendum dated July 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2018, File No. 1-31747)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated November 19, 2018*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and March 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: November 19, 2018	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer

