Form 10-Q
period 2018-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2019-02-19
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At February 19, 2019, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	December 31, 2018	March 31, 2018
ASSETS
CURRENT ASSETS
Cash	$144,348	$128,161

Accounts receivable:
Trade, less allowance for doubtful accounts	1,014,975	418,550
Receivables from employees	65,788	55,568
Receivable from Hong Kong Joint Venture	11,173	-
	1,091,936	474,118

Amount due from factor	1,970,890	2,410,680
Inventories – finished goods	7,244,161	5,491,892
Prepaid expenses	203,480	278,100

TOTAL CURRENT ASSETS	10,654,815	8,782,951

INVESTMENT IN HONG KONG JOINT VENTURE	8,611,079	10,023,275
INTANGIBLE ASSET - NET	54,778	58,132
PROPERTY AND EQUIPMENT – NET	21,642	35,585
OTHER ASSETS	4,000	4,000

TOTAL ASSETS	$19,346,314	$18,903,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$1,527,712	$1,611,154
Accounts payable - Hong Kong Joint Venture	5,833,162	3,838,627
Accounts payable - trade	803,933	494,253
Accrued liabilities:
Accrued payroll and employee benefits	68,510	51,066
Accrued commissions and other	84,810	155,507

TOTAL CURRENT LIABILITIES	8,318,127	6,150,607

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at December 31, 2018 and March 31, 2018	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(2,376,030)	(1,298,880)
Accumulated other comprehensive income	495,247	1,143,246
TOTAL SHAREHOLDERS’ EQUITY	11,028,187	12,753,336
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,346,314	$18,903,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2018	2017

Net sales	$4,491,862	$3,555,431
Cost of goods sold – acquired from Joint Venture	2,974,182	2,410,122
Cost of goods sold – other	456,302	77,761

GROSS PROFIT	1,061,378	1,067,548

Selling, general and administrative expense	1,120,585	1,136,033
Research and development expense	86,461	169,521

Operating loss	(145,668)	(238,006)

Other expense:
Loss from investment in Hong Kong Joint Venture	(255,401)	(676,705)
Interest expense	(115,924)	(100,085)

NET LOSS	$(516,993)	$(1,014,796)

Loss per share:
Basic and diluted	$(0.22)	$(0.44)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended December 31,
	2018	2017

Net sales	$13,064,110	$10,456,484
Cost of goods sold – acquired from Joint Venture	8,389,977	7,022,745
Cost of goods sold – other	916,119	225,870

GROSS PROFIT	3,758,014	3,207,869

Selling, general and administrative expense	3,416,924	3,425,754
Research and development expense	360,766	512,945

Operating loss	(19,676)	(730,830)

Other expense:
Loss from investment in Hong Kong Joint Venture	(764,197)	(854,826)
Interest expense	(293,277)	(140,728)

NET LOSS	$(1,077,150)	$(1,726,384)

Loss per share:
Basic and diluted	$(0.47)	$(0.75)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2018	2017	2018	2017

NET LOSS	$(516,993)	$(1,014,796)	$(1,077,150)	$(1,726,384)

Other Comprehensive (Loss) Income Company’s portion of Hong Kong Joint Venture’s other comprehensive (loss) income:
Currency translation	(218,016)	150,095	(655,876)	395,580
Unrealized gain (loss) on investment securities	58,631	(28,602)	7,877	(19,983)
Total Other Comprehensive (Loss) Income	(159,385)	121,493	(647,999)	375,597
COMPREHENSIVE LOSS	$(676,378)	$(893,303)	$(1,725,149)	$(1,350,787)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2018

	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated Deficit	AOCI*	Total

Balance at April 1, 2018	2,312,887	$23,129	$12,885,841	$(1,298,880)	$1,143,246	$12,753,336

Currency translation					(379,479)	(379,479)
Unrealized loss on investment securities					(9,291)	(9,291)

Net loss				(438,833)		(438,833)

Balance at June 30, 2018	2,312,887	$23,129	$12,885,841	$(1,737,713)	$754,476	$11,925,733

Currency translation					(58,381)	(58,381)
Unrealized loss on investment securities					(41,463)	(41,463)

Net loss				(121,324)		(121,324)

Balance at September 30, 2018	2,312,887	$23,129	$12,885,841	$(1,859,037)	$654,632	$11,704,565

Currency translation					(218,016)	(218,016)
Unrealized gain on investment securities					58,631	58,631

Net loss				(516,993)	________________	(516,993)

Balance at December 31, 2018	2,312,887	$23,129	$12,885,841	$(2,376,030)	$495,247	$11,028,187

* Accumulated Other Comprehensive Income

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2017

	Common Shares	Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI*	Total

Balance at April 1, 2017	2,312,887	$23,129	$12,885,841	$963,430	$359,858	$14,232,258

Currency translation					132,544	132,544
Unrealized gain on investment securities					19,523	19,523

Net loss				(543,663)		(543,663)

Balance at June 30, 2017	2,312,887	$23,129	$12,885,841	$419,767	$511,925	$13,840,662

Currency translation					112,941	112,941
Unrealized loss on investment securities					(10,904)	(10,904)

Net loss				(167,925)		(167,925)

Balance at September 30, 2017	2,312,887	$23,129	$12,885,841	$251,842	$613,962	$13,774,774

Currency translation					150,095	150,095
Unrealized loss on investment securities					(28,602)	(28,602)

Net loss				(1,014,796)		(1,014,796)

Balance at December 31, 2017	2,312,887	$23,129	$12,885,841	$(762,954)	$735,455	$12,881,471

* Accumulated Other Comprehensive Income

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(1,077,150)	$(1,726,384)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,297	23,584
Loss from investment in Hong Kong Joint Venture	764,197	854,826
Changes in operating assets and liabilities:
Increase in accounts receivable and amounts due from factor	(178,028)	(230,183)
Increase in inventories, prepaid expenses, and other	(1,677,649)	(539,971)
Increase in accounts payable and accrued expenses	2,250,962	2,307,303

NET CASH PROVIDED BY OPERATING ACTIVITIES	99,629	689,175

INVESTING ACTIVITIES:
Purchase of equipment	-	(16,106)

NET CASH USED IN INVESTING ACTIVITIES	-	(16,106)

FINANCING ACTIVITIES:
Net repayment of Line of Credit - Factor	(83,442)	(882,899)

NET CASH USED IN FINANCING ACTIVITIES	(83,442)	(882,899)

NET INCREASE (DECREASE) IN CASH	16,187	(209,830)

Cash at beginning of period	128,161	262,355

CASH AT END OF PERIOD	$144,348	$52,525

SUPPLEMENTAL INFORMATION:
Interest paid	$208,860	$140,728
Income taxes paid	-	-

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

Management Plans

The Company had net losses of $1,077,150 for the nine months ended December 31, 2018 and $2,262,310 and $2,058,902 for the years ended March 31, 2018 and 2017, respectively. Furthermore, as of December 31, 2018, working capital (computed as the excess of current assets over current liabilities) decreased by $295,656 from $2,632,344 at March 31, 2018, to $2,336,688 at December 31, 2018.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement (Agreement) with Merchant Factor Corporation (Merchant or Factor). Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. At December 31, 2018, the Company had approximately $400,000 of availability on the facility with Merchant. In addition, we have secured extended payment terms for purchases up to $4,000,000 from Eyston Company Limited, our Hong Kong Joint Venture for the purchase of the sealed battery products. These amounts are unsecured and have repayment terms of one hundred-twenty days for each advance thereunder. The interest rate on amounts due to the Hong Kong Joint Venture is 5.5%. At December 31, 2018, the balance of accounts payable due to the Hong Kong Joint Venture was $5,833,162.

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s line of sealed battery ionization smoke alarms and carbon monoxide products, and obtaining additional financing on its credit facility. The Company has seen positive results on this plan during the fiscal years ended March 31, 2018 and 2017 and through December 31, 2018 due to sales of its sealed battery products and management expects this growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs for the next twelve months following the issuance date of this report. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

Line of Credit – Factor

On January 15, 2015, the Company entered into the Agreement with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. Under the Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. Additional funding, characterized by Merchant as an over advance, may be provided up to one hundred percent (100%) of eligible accounts receivable. The over advance portion, if any, may not exceed fifty percent (50%) of eligible inventory up to a maximum of $500,000. The Agreement expires on January 6, 2020, and provides for continuation of the program for successive two year periods until terminated by one of the parties to the Agreement. As of December 31, 2018, the Company had borrowings of $1,527,712 under the Agreement, and the Company had remaining availability under the Agreement of approximately $400,000. Advances on factored trade accounts receivable are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 7.50% at December 31, 2018). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Revenue Recognition

Adoption of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers

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

Disaggregation of Revenue

The Company presents below revenue associated with sales of products acquired from our Hong Kong Joint Venture separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the three and nine months ended December 31, 2018 and 2017 are as follows:

	Three months ended		Nine months ended
	Dec. 31, 2018	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2017
Sales of products acquired from our HKJV	$3,965,173	$3,458,924	$11,857,131	$9,839,079
Sales of GFCI’s and ventilation fans	526,689	96,507	1,206,979	617,405
	$4,491,862	$3,555,431	$13,064,110	$10,456,484

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

Joint Venture

The Company and its joint venture partner, a Hong Kong corporation, each owns a 50% interest in the Hong Kong joint venture that manufactures security products in its facilities located in the People’s Republic of China. There are no material differences between US-GAAP and the basis of accounting used by the Hong Kong Joint Venture. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture as of and for the nine months ended December 31, 2018 and 2017:

	2018 (Unaudited)	2017 (Unaudited)
Net sales	$11,175,101	$10,169,231
Gross profit	1,536,150	1,580,652
Net loss	(1,175,720)	(1,561,216)
Total current assets	14,382,102	12,794,028
Total assets	20,699,448	23,473,281
Total current liabilities	2,759,398	2,287,795
Total liabilities	3,148,268	2,655,138

During the nine months ended December 31, 2018 and 2017 the Company purchased $9,316,375 and $7,179,110, respectively, of products directly from the Hong Kong Joint Venture for resale. For the nine months ended December 31, 2018 the Company has decreased its investment in the Joint Venture to reflect an increase of $176,337 in inter-Company profit on purchases held by the Company in inventory. For the nine months ended December 31, 2017 the Company has decreased its investment in the net earnings of the Joint Venture to reflect an increase of $74,218 in inter-company profit on purchases held by the Company in inventory.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At December 31, 2018 and 2017, an allowance of approximately $57,000 has been provided for uncollectible trade accounts receivable.

Net Loss per Common Share

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three and nine month periods ended December 31, 2018 or 2017. As a result, basic and diluted weighted average common shares outstanding are identical for the three and nine month periods ended December 31, 2018 and 2017.

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three and nine month periods ended December 31, 2018 and 2017 relate to the operational results of the Company. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

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

Changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact the cost of our products. All of our products are imported from the Peoples Republic of China (PRC). To date, our ground fault circuit interrupters (GFCI), which constitute only a small portion of our sales, have been included in products subject to a new 25% tariff effective August 23, 2018. Additionally, on September 28, 2018, tariffs of 10% have been imposed on our Carbon Monoxide and Photoelectric alarms. We are monitoring these developments and will determine our strategies as additional information becomes available. Any increase in tariffs that is not offset by an increase in our sales prices could have an adverse effect on our business, financial position, results of operations or cash flows.

Results of Operations

Three Months Ended December 31, 2018 and 2017

Sales. Net sales for the three months ended December 31, 2018 were $4,491,862 compared to $3,555,431 for the comparable three months in the prior year, an increase of $936,431 (26.3%). Sales increased principally due to increased volume of the Company’s line of sealed battery safety alarms and sales of GFCI’s and other electrical devices not marketed in the prior fiscal year.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 23.6% and 30.0% of sales for the quarters ended December 31, 2018 and 2017, respectively. The decrease in gross profit margin was primarily due to the imposition of new tariffs which took effect during the quarter and to the mix of products sold to differing customers.

Expenses. Selling, general and administrative expenses were generally comparable at $1,120,585 for the three months ended December 31, 2018, compared to $1,136,033 for the comparable three months in the prior year. As a percentage of net sales, these expenses decreased to 24.9% for the three month period ended December 31, 2018, from 32.0% for the 2017 period. These expenses decreased as a percentage of net sales since selling, general, and administrative expenses do not increase in direct proportion to increased sales

Research and development expenses were $86,461 for the three month period ended December 31, 2018 compared to $169,521 for the comparable quarter of the prior year, a decrease of $83,060 (49.0%). The primary reason for the decrease is the completion of independent testing and a reduction in salaries expense.

Interest Expense. Our interest expense was $115,924 for the quarter ended December 31, 2018, compared to interest expense of $100,085 for the quarter ended December 31, 2017. Interest expense is dependent upon the total amounts borrowed on average from the Factor and on extended trade payables due to the Hong Kong Joint Venture and on interest rates that have increased during this fiscal quarter. Amounts due to the Hong Kong Joint Venture increased in the current fiscal year’s three month period as compared to the same period in the prior fiscal year.

Net Loss. We reported a net loss of $516,993 for the quarter ended December 31, 2018, compared to a net loss of $1,014,796 for the corresponding quarter of the prior fiscal year, a $497,803 (49.1%) decrease in the net loss. The primary reasons for the decrease in the net loss are the reduction in the net loss of the Hong Kong Joint Venture.

Nine Months Ended December 31, 2018 and 2017

Sales. Net sales for the nine months ended December 31, 2018 were $13,064,110 compared to $10,456,484 for the comparable nine months in the prior period, an increase of $2,607,626 (24.9%). Sales increased principally due to increased volume of the Company’s line of sealed battery safety alarms and sales of GFCI’s and other electrical devices not marketed in the prior fiscal year.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 28.8% for the nine month period ended December 31, 2018 and 30.7% for the nine month period ended December 31, 2017. The decrease in gross profit margin was primarily due to the imposition of new tariffs which took effect during the third fiscal quarter and to the mix of products sold to differing customers.

Expenses. Selling, general and administrative expenses were generally comparable at $3,416,924 for the nine months ended December 31, 2018 compared to $3,425,754 for the comparable nine months in the prior year. As a percentage of sales, these expenses were 26.2% for the nine month period ended December 31, 2018 and 32.8% for the comparable 2017 period. These expenses decreased as a percentage of net sales since selling, general, and administrative expenses do not increase in direct proportion to increased sales.

Research and development expenses were $360,766 for the nine months ended December 31, 2018 compared to $512,945 for the comparable period of the prior year, a decrease of $152,179 (29.7%). The primary reason for the decrease is the completion of independent testing and a reduction in salaries expense.

Interest Expense. Our interest expense was $293,277 for the nine months ended December 31, 2018, compared to interest expense of $140,728 for the nine months ended December 31, 2017. Interest expense is dependent upon the total amounts borrowed on average from the Factor and from our Hong Kong Joint Venture and on interest rates that have increased during this fiscal year. Amounts borrowed from the Factor and the Hong Kong Joint Venture increased in the current fiscal year’s nine month period as compared to the same period in the prior fiscal year resulting in the increase in interest expense noted above.

Net Loss. We reported a net loss of $1,077,150 for the nine months ended December 31, 2018 compared to a net loss of $1,726,384 for the corresponding period of the prior fiscal year, a decrease in the net loss of $649,234 (37.6%). The primary reason for the decrease in the net loss is the increase in sales partially offset by the imposition of the new tariffs.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three and nine months ended December 31, 2018 were $3,218,878 and $11,175,101 respectively, compared to $2,099,592 and $10,169,231, respectively, for the comparable period in the prior fiscal year. The 53.3% and 9.9% increases in net sales by the Joint Venture for the respective three and nine month periods are due to increased sales to the Company.

Gross Profit Margin. Gross margins of the Joint Venture for the three month period ended December 31, 2018 increased to 13.1% from (3.4)% for the 2017 corresponding period. For the nine month period ended December 31, 2018, gross margins were 13.8% compared to 15.5% for the same period of the prior year. Gross margins depend on sales volume of various products, with varying margins. In addition, foreign currency exchange gains and/or losses impact gross margins.

Expenses. Selling, general and administrative expenses were $1,022,455 and $3,265,526 respectively, for the three and nine month periods ended December 31, 2018, compared to $1,134,807 and $3,377,504 in the prior year’s respective periods. As a percentage of sales, expenses were 31.8% and 29.2% for the three and nine month periods ended December 31, 2018, compared to 54.1% and 33.2% for the three and nine month periods ended December 31, 2017. The changes in selling, general and administrative expense as a percent of sales for the three and nine month periods were primarily due to costs that do not change at the same rate as changes in sales volume.

Interest Income. Interest income on assets held for investment was $25,664 and $94,667 respectively, for the three and nine month periods ended December 31, 2018, compared to interest income of $63,298 and $229,544, respectively, for the prior year’s periods. Interest income is dependent on yields and on the average balance of assets held for investment.

Net Loss. Net losses for the three and nine months ended December 31, 2018 were $426,316 and $1,175,720, respectively, compared to net losses of $1,059,334 and $1,561,216, respectively, in the comparable period last year. The decrease in the net loss for the three and nine month periods ended December 31, 2018 is due primarily to increased sales to the Company.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations. During the nine months ended December 31, 2018, working capital increased by $1,814,488 from $9,808,216 on March 31, 2018 to $11,622,704 on December 31, 2018.

Management Plans and Liquidity

The Company had net losses of $1,077,150 for the nine months ended December 31, 2018 and $2,262,310 and $2,058,902 for the years ended March 31, 2018 and 2017, respectively. Furthermore, as of December 31, 2018, working capital (computed as the excess of current assets over current liabilities) decreased by $295,656 from $2,632,344 at March 31, 2018, to $2,336,688 at December 31, 2018.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement (Agreement) with Merchant Factor Corporation (Merchant or Factor). Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. At December 31, 2018, the Company had approximately $400,000 of availability on the facility with Merchant. In addition, we have secured extended payment terms for purchases up to $4,000,000 from Eyston Company Limited, our Hong Kong Joint Venture for the purchase of the sealed battery products. These amounts are unsecured and have repayment terms of one hundred-twenty days for each advance thereunder. The interest rate on amounts due to the Hong Kong Joint Venture is 5.5%. At December 31, 2018, the balance of accounts payable due to the Hong Kong Joint Venture was $5,833,162.

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s line of sealed battery ionization smoke alarms and carbon monoxide products, and obtaining additional financing on its credit facility. The Company has seen positive results on this plan during the fiscal years ended March 31, 2018 and 2017 and through December 31, 2018 due to sales of its sealed battery products and management expects this growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs for the next twelve months following the issuance date of this report. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

Operating activities provided cash of $99,629 for the nine months ended December 31, 2018. This was primarily due to an increase in accounts payable and accrued expenses of $2,250,962 and offset by a net loss of $1,077,150 and an increase in accounts receivable of $178,028, and an increase in inventories, prepaid expenses and other of $1,677,649. The net loss includes a non-cash loss from the investment in the Hong Kong Joint Venture of $764,197.

Operating activities provided cash of $689,175 for the nine months ended December 31, 2017. This was primarily due to an increase in accounts payable and accrued expenses of $2,307,303 and offset by a net loss of $1,726,384 and an increase in accounts receivable of $230,183, and in increase in inventories, prepaid expenses and other of $539,971. The net loss includes a non-cash loss from the investment in the Hong Kong Joint Venture of $854,826.

There were no investing activities for the nine months ended December 31, 2018. Investing activities used cash during the nine months ended December 31, 2017 resulting from the purchase of $16,106 in equipment.

Financing activities used cash of $83,442 during the nine months ended December 31, 2018 and used cash of $882,899 during the nine months ended December 31, 2017, which is comprised of net repayments on the line of credit from our factor.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)
10.4	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.5	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.6	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747), by addendum dated July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017, File No. 1-31747), and by addendum dated July 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2018, File No. 1-31747)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated February 19, 2019*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2018 and March 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: February 19, 2019	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer

