Form 10-K
period 2019-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2019-07-15
CIK 102109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2019 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-31747

UNIVERSAL SECURITY INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	52-0898545
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

11407 Cronhill Drive, Suite A, Owings Mills, Maryland	21117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(410) 363-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	UUU	NYSE MKT LLC

Securities registered pursuant to Section 12(g) of the Act:

 None

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the New York Stock Exchange (NYSE MKT LLC) on September 30, 2018, was $2,478,100.

The number of shares of common stock outstanding as of July 15, 2019 was 2,312,887.

documents incorporated by reference

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2019 Annual Meeting of Shareholders.

UNIVERSAL SECURITY INSTRUMENTS, INC.

2019 ANNUAL REPORT ON FORM 10-K

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

In 1989 we formed Eyston Company Limited, a limited liability company under the laws of Hong Kong, as a joint venture with a Hong Kong-based partner, to manufacture various products in the Peoples Republic of China (the “Hong Kong Joint Venture”). We currently own a 50% interest in the Hong Kong Joint Venture and are a significant customer of the Hong Kong Joint Venture (82.9% and 74.0% of its sales during fiscal 2019 and 2018 respectively), with the balance of its sales made to unrelated customers worldwide. We import all of our products from foreign suppliers. For the fiscal year ended March 31, 2019, approximately 87.2% of our purchases were imported from the Hong Kong Joint Venture.

Our sales for the year ended March 31, 2019 were $17,588,040 compared to $14,873,189 for the year ended March 31, 2018. We reported a net loss of $1,347,986 in fiscal 2019 compared to a net loss of $2,262,310 in fiscal 2018, a decrease in the net loss of $914,324 (40.4%). The net loss is primarily due to increases in interest expense, product liability insurance expense, and the Company’s interest in the loss from investment in the Hong Kong joint venture.

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

Our line of safety alarms consists of units powered by replaceable batteries, ten year sealed batteries, or are 120 volt with battery backup. Our replaceable battery products contain different types of batteries with different battery lives, and some include alarm silencers. The smoke alarms marketed to the electrical distribution trade also include hearing impaired and heat alarms with a variety of features. We also market door chimes, ventilation products, ground fault circuit interrupters (GFCI’s), and other electrical devices.

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

Import Matters

We import all of our products. As an importer, we are subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions, and currency fluctuations. Substantially all of our safety products, including products we purchase from our Hong Kong Joint Venture, are imported from the People’s Republic of China. These products are currently subject to tariffs ranging from ten to twenty-five percent.

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

A significant portion of our sales are made by approximately 40 independent sales organizations, compensated by commission, which represents approximately 100 sales representatives, some of which have warehouses where USI Electric products are maintained for sale. In addition, the Company has established a national distribution system with eight regional stocking warehouses throughout the United States which generally enables customers to receive their orders the next day without paying for overnight freight charges. Our agreements with these sales organizations are generally cancelable by either party upon 30 days’ notice. We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business. Sales are also made directly by the officers and full-time employees of the Company and our USI Electric subsidiary, seven of whom have other responsibilities for the Company. Sales outside the United States are made by our officers and through exporters, and amounted to less than five percent of total net sales in fiscal years 2019 and 2018.

We also market our products through our website and through our own sales catalogs and brochures, which are mailed directly to trade customers. Our customers, in turn, may advertise our products in their own catalogs and brochures and in their ads in newspapers and other media. We also exhibit and sell our products at various trade shows, including the annual National Hardware Show.

Our backlog of orders as of March 31, 2019 was approximately $748,000. Our backlog as of March 31, 2018 was approximately $1,326,000. This decrease in backlog is primarily due to the timing of orders of our safety products.

Hong Kong Joint Venture

We have a 50% interest in Eyston Company Limited, the Hong Kong Joint Venture, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of certain of our electronic and electrical products.

We believe that the Hong Kong Joint Venture arrangement will ensure a continuing source of supply for a majority of our safety products at competitive prices. During fiscal years 2019 and 2018, 87.2% and 97.8%, respectively, of our total inventory purchases were made from the Hong Kong Joint Venture. The products produced by the Hong Kong Joint Venture include smoke alarms and carbon monoxide alarms. Negative changes in economic and political conditions in China or any other adversity to the Hong Kong Joint Venture will unfavorably affect the value of our investment in the Hong Kong Joint Venture and would have a material adverse effect on the Company’s ability to purchase products for distribution.

Our purchases from the Hong Kong Joint Venture represented approximately 82.9% of the Hong Kong Joint Venture’s total sales during fiscal 2019 and 74.0% of total sales during fiscal 2018, with the balance of the Hong Kong Joint Venture’s sales being primarily made in Europe and Australia, to unrelated customers. The Hong Kong Joint Venture’s sales to unrelated customers were $2,039,878 in fiscal 2019 and $3,504,494 in fiscal 2018. Please see Note C of the consolidated financial statements, and management’s discussion and analysis of financial condition and results of operations, for a comparison of annual sales and earnings of the Hong Kong Joint Venture.

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

Competition

In fiscal years 2019 and 2018, sales of safety products accounted for substantially all of our total sales. In the sale of smoke alarms and carbon monoxide alarms, we compete in all of our markets with First Alert and Walter Kidde Portable Equipment, Inc. These companies have greater financial resources and financial strength than we have. However, we believe that our safety products compete favorably in the market primarily on the basis of styling, features and pricing.

The safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Employees

As of March 31, 2019, we had thirteen employees, nine of whom are engaged in administration and sales, and the balance of whom are engaged in product development. Our employees are not unionized, and we believe that our relations with our employees are satisfactory.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Effective April 1 2019, we extended our operating lease for a 15,000 square foot office and warehouse located in Baltimore County, Maryland to expire in April 2022. Monthly rental expense, with common area maintenance, currently approximates $14,500 and increases 2.5% per year.

Effective March 2003, we entered into an operating lease for office space in Naperville, Illinois. This lease, consisting of 3,400 square feet, was renewed in November 2018 and extends through February 2020. The monthly rental, with common area maintenance, approximated $5,500 per month during the current fiscal year and is subject to increasing rentals of 3% per year.

The Hong Kong Joint Venture currently operates an approximately 100,000 square foot manufacturing facility in the Guangdong province of Southern China and a manufacturing facility in the Fujian province of Southern China totaling approximately 250,000 square feet. In February, 2018 the Hong Kong Joint Venture closed a manufacturing facility in Nan’an and transferred the equipment and operations from that facility to the Fujian facility. The Hong Kong Joint Venture has offered the closed facility for sale or lease. The Hong Kong Joint Venture’s offices and warehouses are leased pursuant to various leases with rental payments of approximately $24,000 per month.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

Harvey B. Grossblatt	72	President, and Chief Executive Officer

James B. Huff	67	Chief Financial Officer, Secretary and Treasurer

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

Market for Common Stock

Our common stock, $.01 par value (the “Common Stock”) trades on the NYSE MKT LLC exchange, under the symbol UUU. As of March 31, 2019, there were 143 record holders of the Common Stock. The closing price for the Common Stock on that date was $1.34. We have not paid any cash dividends on our common stock, and it is our present intention to retain all cash flow for use in future operations. The following table sets forth the high and low prices for the Common Stock for each full quarterly period during the fiscal years indicated.

Fiscal Year Ended March 31, 2019
First Quarter	High	$3.50
	Low	$1.05

Second Quarter	High	$2.65
	Low	$1.15

Third Quarter	High	$2.12
	Low	$0.98

Fourth Quarter	High	$1.95
	Low	$1.05

Fiscal Year Ended March 31, 2018
First Quarter	High	$3.25
	Low	$2.50

Second Quarter	High	$2.95
	Low	$1.50

Third Quarter	High	$2.10
	Low	$1.30

Fourth Quarter	High	$2.15
	Low	$1.15

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50% owned Hong Kong Joint Venture. Our consolidated financial statements detail our sales and other operational results, and report the financial results of the Hong Kong Joint Venture that is accounted for using the equity method of accounting. Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2019 and 2018 relate to the operational results of the Company and its consolidated subsidiary only and includes the Company’s equity share of earnings in the Hong Kong Joint Venture. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Hong Kong Joint Venture.”

Our overall sales are primarily dependent upon the strength of the U.S. housing market. As stated elsewhere in this report, our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies); every downturn in new home construction and new home sales negatively impacts sales by our USI Electric subsidiary. Our operating results for the current fiscal years ended March 31, 2019 and 2018 continue to be significantly impacted by the economic conditions of the U.S. housing market.

We further believe that our fiscal 2019 and 2018 retail sales have improved with the addition of GFCI’s and other electrical devices to our product line, and the movement of the smoke and carbon monoxide alarm retail markets toward ten-year sealed alarms to comply with new laws passed in several states, including California and New York. As the Company continues to market its line of ten-year sealed battery units, GFCI’s, and other electrical devices, the Company expects an improvement in sales and higher gross profit margins.

Comparison of Results of Operations for the Years Ended March 31, 2019 and 2018

Sales. In fiscal year 2019, our net sales are $17,588,040 compared to sales in the prior year of $14,873,189, an increase of $2,714,851 (18.3%). The increase in sales is primarily attributable to sales of the Company’s sealed battery safety alarms, GFCI’s, and other electrical products.

Gross Profit. Gross profit percentage is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit percentage for the fiscal year ended March 31, 2019 was 31.6% compared to 30.5% in fiscal 2018. The increase in 2019 gross margin is attributed to the mix of products sold and sales of the Company’s sealed battery safety alarms, and GFCI’s that typically have higher margins.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $4,864,521 in fiscal 2019 from $4,616,391 in fiscal 2018. As a percentage of net sales, these expenses were 27.6% for the fiscal year ended March 31, 2019 and 31.0% for the fiscal year ended March 31, 2018. These expenses decreased as a percentage as they do not increase in direct proportion to increases in sales. These expenses increased as a dollar amount due primarily to increases in insurance expense.

Research and Development. Research and development expense for the fiscal year ended March 31, 2019 was $502,845, of which approximately $100,000 was for new product development. Research and development expense for the fiscal year ended March 31, 2018 was $653,899, of which approximately $500,000 was for new product development. The decrease in overall research and development expense for the 2019 period compared to the 2018 period was due to decreased independent testing of new products as our new products reached market.

Interest Expense (Net). For the fiscal years ended March 31, 2019 and 2018, the Company incurred net interest expense of $484,953 and $213,125, respectively, related to borrowing costs associated with interest paid on amounts borrowed from our factor and on extended trade payables due to the Hong Kong Joint Venture. The increase in interest expense resulted from additional borrowing during the fiscal year ended March 31, 2019 to fund inventory purchases and operating cash requirements.

Income Taxes. For the fiscal years ended March 31, 2019 and 2018 our statutory Federal tax rate was 21.0% and 30.8%, respectively. The Company has accumulated net operating losses and other income tax credits for which a full valuation allowance has been established. Accordingly, income taxes or deferred income tax benefits indicated by the provision for income taxes as shown on the Consolidated Statements of Operations for the fiscal years ended March 31, 2019 and 2018 varies from the expected statutory rate. Footnote G to the financial statements provides a reconciliation of the amount of tax that would be expected at statutory rates and the amount of tax expense or benefit provided at the effective rate of tax for each fiscal period.

Net Loss. We reported a net loss of $1,347,986 for the fiscal year 2019, compared to a net loss of $2,262,310 for fiscal 2018, a decrease of $914,324 (40.4%) in the net loss. The net loss is primarily due to increases in interest expense, product liability insurance expense, and the loss from investment in the Hong Kong Joint Venture of $1,049,897 in fiscal 2019 compared to a loss of $1,322,950 in fiscal 2018. See “Hong Kong Joint Venture” below for further discussion regarding the operations of the Hong Kong Joint Venture.

Financial Condition, Liquidity and Capital Resources

The Company had net losses of $1,347,986 and $2,262,310 for the years ended March 31, 2019 and 2018, respectively. Furthermore, as of March 31, 2019, working capital (computed as the excess of current assets over current liabilities) decreased by $278,031 from $2,632,344 on March 31, 2018, to $2,354,313 on March 31, 2019.

Our operating activities provided cash of $5,874 for the year ended March 31, 2019 principally as a result of the increase in the accounts payable due to the Hong Kong Joint Venture and accrued expenses of $1,642,022 and a decrease in prepaid expenses of $132,910. This was partially offset by a net loss of $1,347,986 which includes a non-cash loss of the Hong Kong Joint Venture of $1,049,897. In addition to the net loss, operating cash was used as accounts receivable and amounts due from factor increased by $130,614 and inventories increased by $1,360,413. Operating activities provided cash of $534,883 for the year ended March 31, 2018 principally as a result of a net loss of $2,262,310 which includes a non-cash loss of the Hong Kong Joint Venture of $1,322,950. In addition, operating activities used cash as accounts receivable and amounts due from factor increased by $627,646, and inventories increased by $791,788, and partially offset by an increase in accounts payable and accrued expense of $2,648,563.

Our investing activities did not provide or use cash during the fiscal year ended March 31, 2019. Our investing activities provided cash of $16,106 during the fiscal year ended March 31, 2018 resulting from the purchase of computer equipment.

Financing activities provided cash of $240,437 during the fiscal year ended March 31, 2019 as a result of advances against trade accounts receivable provided by our factor. Financing activities used cash of $652,971 during the fiscal year ended March 31, 2018 as a result of net cash repayment of amounts advanced by our factor on trade accounts receivable.

Our overall sales are primarily dependent upon the strength of the U.S. housing market. As stated elsewhere in this report, our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies); every downturn in new home construction and new home sales negatively impacts sales by our USI Electric subsidiary. Our operating results for the fiscal years ended March 31, 2019 and 2018 continue to be significantly impacted by the economic conditions of the U.S. housing market. The new line of sealed smoke and carbon monoxide alarms began selling during the fiscal year ended March 31, 2017 and management expects sales will continue to improve as sales of these items gain acceptance in the market. Management believes that with an improved housing market and sales of our sealed products, the Company will improve profitability.

Management expects our new product offerings including sealed battery alarm and ground fault circuit interrupter products will compete on price and functionality with similar products offered by our larger competitors. While we believe there will be market acceptance of our new products we cannot be assured of this. Should our products not achieve the level of acceptance we anticipate, this will have a significant impact on our future operations, and our sales may decline, potentially impacting our ability to continue operating in our current fashion.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under our Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $605,266 at March 31, 2019. In addition, we have secured extended payment terms for purchases up to $4,000,000 from our Hong Kong Joint Venture for the purchase of sealed battery alarms. These amounts are unsecured, bear interest at 5.5% per annum, and provide for repayment terms of 120 days for each purchase. The balance outstanding under this agreement at March 31, 2019 was $4,962,023 with $2,758,960 of this amount being beyond agreed repayment terms. The Hong Kong Joint Venture has provided discretionary approval to allow the Company to exceed the agreed upon repayment terms and has indicated it has no plans or intentions that would materially impact the financial position, operations, or cash flows of the Company.

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s new line of sealed battery ionization smoke alarms, carbon monoxide products, and ground fault circuit interrupters. In addition the Company is seeking improved terms on its credit facility with the Hong Kong Joint Venture. The Company has seen positive results on this plan during the fiscal years ended March 31, 2019 and 2018 due to sales of its new product offerings and management expects this growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

Hong Kong Joint Venture

In fiscal year 2019, sales of the Hong Kong Joint Venture were $13,252,710 compared to $14,010,358 in fiscal 2018. During the fiscal year ended March 31, 2019, sales to the Company increased compared to the prior year by approximately $658,524.

Gross margins of the Hong Kong Joint Venture for fiscal year 2019 increased to 13.0% from 8.6% in the prior fiscal year. The primary reason for the increase is a change in the mix of products sold that includes a higher percentage of sealed battery units to the Company.

Selling, general and administrative expenses of the Hong Kong Joint Venture for fiscal 2019 were $4,141,982, compared to $4,270,845 in the prior fiscal year. As a percentage of sales, these expenses were 31.3% and 30.5%, respectively, for the fiscal years ended March 31, 2019 and 2018. Selling, general and administrative expenses were higher as a percentage as certain fixed costs do not decrease proportionally with decreased sales.

Investment income and interest income, net of interest expense, was $105,920 for fiscal year 2019, compared to $339,981 for fiscal year 2018 principally due to a reduction in the principal amounts invested.

The net loss was $1,791,405 for fiscal year 2019 compared to a net loss of $2,864,061 for the fiscal year ended March 31, 2018. The net loss for fiscal 2019 and 2018 was primarily due to sales that are insufficient to cover fixed general and administrative costs.

Cash needs of the Hong Kong Joint Venture are currently met by cash on hand. Working capital is $11,608,698 as of March 31, 2019 and $9,808,216 as of March 31, 2018.

Related Party Transactions

Pursuant to its written charter, the Audit Committee of the Board of Directors of the Company reviews and approves all transactions with related persons that are required to be disclosed under applicable regulation. During the fiscal year ended March 31, 2019 and 2018, inventory purchases and other company expenses of approximately $1,723,000 and $1,667,000, respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives travel mileage and other credit card benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2019 and 2018 amounted to $168,826 and $160,438, respectively, and the amount outstanding at March 31, 2019 and 2018 is $55,321 and $8,225, respectively.

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

Accounting Standards

New Accounting Standards

See Note A, Recently issued accounting pronouncements, in the Notes to the Consolidated Financial Statements for a discussion of recently adopted new accounting guidance and new accounting guidance not yet adopted

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

Our Chief Financial Officer, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2019 for the reasons described below.

Material weaknesses arose in our oversight of the accounting function as well as the disclosure controls and procedures of the Hong Kong Joint Venture (HKJV). The HKJV is a material component of the Company’s consolidated financial statements. With respect to our internal control over financial reporting, the matters noted above are being discussed among management, the HKJV and our Audit Committee. Management intends to review, revise and improve our internal controls over financial reporting until the material weaknesses in internal control over financial reporting are eliminated. Management’s specific remediation to address these material weaknesses will include among other items: a) enhancing corporate financial reporting resources, particularly for oversight, and process improvement, and b) reinforcing internal policies with all process owners.

Changes in Internal Control over Financial Reporting.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2019.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement filed pursuant to Regulation 14A and issued in conjunction with the 2019 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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
10.6

Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747) ), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747) by addendum dated July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017, File No. 1-31747), and by addendum dated July 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2018, File No. 1-31747).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 1-31747)

23.1	Consent of Marcum LLP*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated July 15, 2019*
101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2019 and 2018; (ii) Consolidated Statements of Operations for the years ended March 31, 2019 and 2018; (iii) Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2019 and 2018; and (v) Notes to Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.

July 15, 2019	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey B. Grossblatt	President, Chief Executive Officer	July 15, 2019
Harvey B. Grossblatt	and Director

/s/ James B. Huff	Chief Financial Officer	July 15, 2019
James B. Huff	(principal financial officer and
principal accounting officer)

/s/ Cary Luskin	Director	July 15, 2019
Cary Luskin

/s/ Ronald A. Seff	Director	July 15, 2019
Ronald A. Seff

/s/ Ira Bormel	Director	July 15, 2019
Ira Bormel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Universal Security Instruments, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. and Subsidiary (the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Philadelphia, Pennsylvania

July 15, 2019

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,
	2019	2018
CURRENT ASSETS
Cash	$374,472	$128,161
Accounts receivable:
Trade, less allowance for doubtful accounts	365,293	418,550
Receivables from employees	54,916	55,568
Receivable from Hong Kong Joint Venture	45,217	-
	465,426	474,118

Amount due from factor	2,549,986	2,410,680
Inventories – finished goods	6,852,305	5,491,892
Prepaid expenses	145,190	278,100

TOTAL CURRENT ASSETS	10,387,379	8,782,951

INVESTMENT IN HONG KONG JOINT VENTURE	8,441,889	10,023,275
INTANGIBLE ASSETS - NET	53,660	58,132
PROPERTY AND EQUIPMENT - NET	19,998	35,585
OTHER ASSETS	4,000	4,000

TOTAL ASSETS	$18,906,926	$18,903,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit – factor	$1,851,591	$1,611,154
Accounts payable - Hong Kong Joint Venture	4,962,023	3,838,627
Accounts payable - trade	616,444	494,253
Accrued liabilities:
Accrued payroll and employee benefits	132,132	51,066
Accrued commissions and other	470,876	155,507

TOTAL CURRENT LIABILITIES	8,033,066	6,150,607

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; 20,000,000 shares authorized, 2,312,887 shares issued and outstanding at March 31, 2019 and 2018	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(2,646,866)	(1,298,880)
Accumulated other comprehensive income	611,756	1,143,246
TOTAL SHAREHOLDERS’ EQUITY	10,873,860	12,753,336

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,906,926	$18,903,943

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2019	2018

Net sales	$17,588,040	$14,873,189
Cost of goods sold – acquired from Joint Venture	10,688,538	10,099,984
Cost of goods sold - other	1,345,271	229,150

GROSS PROFIT	5,554,231	4,544,055

Selling, general and administrative expense	4,864,522	4,616,391
Research and development expense	502,845	653,899

Operating income (loss)	186,864	(726,235)

Other expense:
Loss from investment in Hong Kong Joint Venture	(1,049,897)	(1,322,950)
Interest expense, net	(484,953)	(213,125)

Loss before income taxes	(1,347,986)	(2,262,310)

Income tax benefit	-	-

NET LOSS	$(1,347,986)	$(2,262,310)

Loss per share:
Basic and diluted	$(0.58)	$(0.98)

Shares used in computing net loss per share:
Weighted average basis and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended March 31,
	2019	2018

NET LOSS	$(1,347,986)	$(2,262,310)

Other Comprehensive (Loss) Income Company’s Portion of Hong Kong Joint Venture’s Other Comprehensive (Loss) Income:
Currency translation (loss) gain	(542,062)	761,916
Unrealized gain on investment securities	10,572	21,472

Total Other Comprehensive (Loss) Income	(531,490)	783,388

COMPREHENSIVE LOSS	$(1,879,476)	$(1,478,922)

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accum. Other Comprehensive Income	Total

Balance at April 1, 2017	2,312,887	$23,129	$12,885,841	$963,430	$359,858	$14,232,258

Currency translation gain					761,916	761,916

Unrealized gain on investment securities					21,472	21,472

Net loss				(2,262,310)		(2,262,310)

Balance at March 31, 2018	2,312,887	23,129	12,885,841	(1,298,880)	1,143,246	12,753,336

Currency translation loss					(542,062)	(542,062)

Unrealized gain on investment securities					10,572	10,572

Net loss				(1,347,986)		(1,347,986)

Balance at March 31, 2019	2,312,887	$23,129	$12,885,841	$(2,646,866)	$611,756	$10,873,860

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(1,347,986)	$(2,262,310)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,058	31,286

Loss from investment in Hong Kong Joint Venture	1,049,897	1,322,950

Changes in operating assets and liabilities:
Increase in accounts receivable and amounts due from factor	(130,614)	(627,646)
Increase in inventories	(1,360,413)	(791,788)
Decrease (Increase) in prepaid expenses	132,910	213,828
Increase in accounts payable and accrued expenses	1,642,022	2,648,563
Decrease in other assets	-	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,874	534,883

INVESTING ACTIVITIES:
Purchase of equipment	-	(16,106)
Cash distributions from Joint Venture	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	(16,106)

FINANCING ACTIVITIES:
Net proceeds from (repayment of) line of credit - factor	240,437	(652,971)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	240,437	(652,971)

INCREASE (DECREASE) IN CASH	246,311	(134,194)

Cash at beginning of period	128,161	262,355

CASH AT END OF PERIOD	$374,472	$128,161

Supplemental information:
Interest paid	$398,406	$162,446
Income taxes paid	$-	$-

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

Revenue Recognition:

Adoption of ASC Topic 606, Revenue from Contracts with Customers - On April 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method. Results for reporting periods beginning after April 1, 2018 are presented under ASC Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC Topic 605, “Revenue Recognition”. The adoption of ASC Topic 606 had no material impact on our current or previously recorded results of operations.

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

Disaggregation of Revenue: The Company presents below revenue associated with sales of products acquired from our Hong Kong Joint Venture separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the fiscal years ended March 31, 2019 and 2018 are as follows:

	Fiscal Year ended
	March 31, 2019	March 31, 2018
Sales of products acquired from our HKJV	$16,039,519	$14,342,046
Sales of GFCI’s and ventilation fans	1,548,521	531,143
	$17,588,040	$14,873,189

Accounts Receivable: The Company assigns the majority of its trade receivables on a pre-approved non-recourse basis to Merchant Factors Corporation (Merchant or Factor) under a factoring agreement on an ongoing basis. Factoring charges recognized on assignment of receivables are deducted from revenue in the consolidated statements of operations and amounted to $132,137 and $118,729 for the years ended March 31, 2019 and 2018, respectively.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At March 31, 2019 and 2018, an allowance of $57,000 has been provided for uncollectible trade accounts receivable.

Inventories: Inventories are stated at the lower of cost (first in/first out method) or net realizable value. Included as a component of finished goods inventory are additional non-material costs. These costs include freight, import duty and inspection fees. Expenses incurred for inventory quality control in the amount of approximately $45,000 and $45,000, have been capitalized and included in inventory for the fiscal years ended March 31, 2019 and 2018, respectively. We evaluate inventories on a quarterly basis and write down inventory that is considered obsolete or unmarketable in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.

Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The factors considered in performing this assessment include current operating results, anticipated future results, the manner in which the asset is used and the effects of obsolescence, demand, competition and other economic factors. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of expected future cash flows is less than the assets’ carrying value, and losses are determined based upon the excess carrying value of the assets over its fair value. Based on this assessment, no impairment to long-lived assets resulted for fiscal years ended March 31, 2019 and 2018.

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

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $472,570 and $462,469 in fiscal years 2019 and 2018, respectively.

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

The cumulative balance of currency translation, a component of accumulated other comprehensive income, amounted to $561,358 and $1,103,420 at March 31, 2019 and 2018, respectively.

Net Loss per Share: Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive) for the period. As a result of the net losses, the weighted average number of common shares outstanding is identical for the years ended March 31, 2019 and 2018 for both basic and diluted shares. In addition, there were no other securities outstanding during 2019 or 2018.

Recently Issued Accounting Standards: Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s.

In July 2018, the Financial Accounting Standards Board, or FASB, issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This amendment provides entities with an additional and optional transition method to adopt the new leases standard. Under the new transition method, an entity can initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). ASU 2018-11 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. We do not expect that the adoption of ASU 2018-11 on April 1, 2019 will have a material impact on our financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting.  This guidance expands the scope of accounting for share-based payment arrangements to include share-based payment transactions for acquiring goods and services from nonemployees. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. We do not expect that the adoption of ASU 2018-07 on April 1, 2019 will have a material impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. Under this amendment, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  We do not expect that the adoption of ASU 2016-02 on April 1, 2019 will have a material impact on our financial statements

NOTE B – MANAGEMENT’S PLAN

The Company had net losses of $1,347,986 and $2,262,310 for the years ended March 31, 2019 and 2018, respectively. Furthermore, as of March 31, 2018, working capital (computed as the excess of current assets over current liabilities) decreased by $278,031 from $2,632,344 at March 31, 2018, to $2,354,313 at March 31, 2019.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant. Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $605,266 at March 31, 2019. In addition, we have secured extended payment terms for purchases up to $4,000,000 from our Hong Kong Joint Venture for the purchase of inventory. These amounts are unsecured, bear interest at 5.5%, and provide for repayment terms of one hundred-twenty days for each advance thereunder. The balance outstanding under this agreement at March 31, 2019 is $4,962,023 with $2,758,960 of this amount being beyond agreed repayment terms. The Hong Kong Joint Venture has provided discretionary approval to allow the Company to exceed the agreed upon repayment terms and has indicated it has no plans or intentions that would materially impact the financial position, operations, or cash flows of the Company.

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

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s line of sealed battery ionization smoke alarms and carbon monoxide products, and obtaining additional financing on its credit facility. The Company has seen positive results on this plan during the fiscal years ended March 31, 2019 and 2018 due to sales of its sealed battery products, GFCI’s, and other electrical products and management expects this growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

NOTE C – INVESTMENT IN THE HONG KONG JOINT VENTURE

The Company holds a 50% interest in a joint venture with a Hong Kong corporation, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of consumer electronic products. As of March 31, 2019 and 2018, the Company has an investment balance of $8,441,889 and $10,023,275, respectively for its 50% interest in the Hong Kong Joint Venture. There are no material differences between US-GAAP and those used by the Hong Kong Joint Venture.

The following represents summarized financial information derived from the financial statements of the Hong Kong Joint Venture as of March 31, 2019 and 2018.

	March 31,
	2019	2018
Current assets	$13,953,342	$12,515,645
Property and other assets	5,949,528	10,687,962

Total assets	$19,902,870	$23,203,607

Current liabilities	$2,344,644	$2,707,429
Non-current liabilities	388,437	389,961

Equity	17,169,789	20,106,217

Total liabilities and equity	$19,902,870	$23,203,607

	For the Year Ended March 31,
	2019	2018

Net sales	$13,252,710	$14,010,358
Gross profit	1,716,392	1,211,742
Net loss	(1,791,405)	(2,864,061)

During the years ended March 31, 2019 and 2018, the Company purchased $10,982,518 and $10,505,864, respectively, of finished product from the Hong Kong Joint Venture, which represents 87.2% and 97.8%, respectively, of the Company’s total finished product purchases.

At March 31, 2019 and 2018, the Company had outstanding $4,962,023 and $3,838,627 under an extended payment term agreement with the Hong Kong Joint Venture. The agreement provides extended payment terms for the purchase of inventory from the Hong Kong Joint Venture. Purchases under the agreement are limited to $4,000,000, bear interest at 5.50%, are for a term of one hundred-twenty (120) days, and are unsecured. Dividends declared and paid by the Hong Kong Joint Venture, which amounted to $0 and $0 for the fiscal years ended March 31, 2019 and 2018, respectively, are first used to repay any outstanding balance on the agreement. The balance outstanding under this agreement at March 31, 2019 is $4,962,023 with $2,758,960 of this amount being beyond agreed repayment terms.

The Company’s investment in the Hong Kong Joint Venture as recorded on the Company’s consolidated balance sheets has been adjusted for the effect of intercompany profit of the Hong Kong Joint Venture in the ending inventory of the Company.

NOTE D – SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

On January 15, 2015, the Company entered into an Agreement with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. Effective September 1, 2017 the Agreement with Merchant was modified to restrict borrowing solely to eligible accounts receivable and removing the Company’s ability to borrow up to $1,000,000 supported by inventory. Under the modified Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. Additional funding, characterized by Merchant as an over advance, may be provided up to one hundred percent (100%) of eligible accounts receivable. The over advance portion, if any, may not exceed fifty percent (50%) of eligible inventory up to a maximum of $500,000. The Agreement which was extended on January 7, 2018, expires on January 6, 2020, and provides for continuation of the program for successive two year periods until terminated by one of the parties to the Agreement. The amount available to borrow from Merchant is approximately $605,000 and $1,009,000 at March 31, 2019 and 2018, respectively. Advances on factored trade accounts receivable and borrowing on inventories are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (effective rate 7.50% at March 31, 2019 and 6.75% at March 31, 2018). Advances under the Agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance. At March 31, 2019 and 2018 there was $1,851,591 and $1,611,154 borrowed and outstanding under the factoring agreement.

Under the Agreement, the Company assigned receivables of $16,868,324 and $15,052,852 during the years ended March 31, 2019 and 2018, respectively. The uncollected balance of non-recourse receivables held by the factor amounted to $2,549,986 and $2,410,680 at March 31, 2019 and 2018. Collected cash maintained on deposit at March 31 2019 and 2018 with the factor earns interest at the factor’s prime rate of interest less 2.5 percent (effective rate of 3.00% and 2.25% at March 31, 2019 and 2018, respectively.) There was no cash on deposit with the Factor at March 31, 2019 or 2018.

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

The estimated useful lives for financial reporting purposes are as follows:

Leasehold improvements	-	Shorter of term of lease or useful life of asset
Machinery and equipment	-	5 to 10 years
Furniture and fixtures	-	5 to 15 years
Computer equipment	-	5 years

Property and equipment consist of the following:

	March 31,
	2018	2017
Leasehold improvements	$166,722	$166,722
Machinery and equipment	190,400	190,400
Furniture and fixtures	261,292	261,292
Computer equipment	302,634	302,634
	921,048	921,048
Less accumulated depreciation and amortization	(901,050)	(885,463)
	$19,998	$35,585

Depreciation and amortization expense totaled $15,587 and $26,814 for fiscal years ended March 31, 2019 and 2018, respectively.

NOTE F - LEASES

During January 2009, the Company entered into an operating lease for its office and warehouse location in Owings Mills, Maryland which expired in March 2019. On October 24, 2018, we extended this operating lease to expire in April 2022. This lease is subject to increasing rentals at 2.5% per year. In November 2018, the Company renewed its operating lease through February 2020 for a 3,400 square foot office in Naperville, Illinois. This lease is subject to increasing rentals at three percent (3.0%) per year.

Our operating leases for real estate are generally renewable with terms and conditions similar to the original lease. Rent expense, including common area maintenance, totaled $208,734 and $223,355 for the years ended March 31, 2019 and 2018, respectively.

	2020	2021	2022	2023	Total
Future minimum lease payments are as follows:	$221,568	$171,110	$175,431	$14,620	$582,779

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

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to provide guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. We finalized our analysis within the measurement period in accordance with SAB 118. During the year ended March 31, 2019, we did not make any changes to the provisional amounts recorded in our March 31, 2018 Annual Report on Form 10-K in connection with the Tax Act.

The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, which resulted in an approximately $1.2 million reduction of the Company’s net deferred tax assets with a corresponding reduction to the valuation allowance.

.

The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of our Hong Kong Joint Venture. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the Hong Kong Joint Venture, as well as the amount of non-U.S. income taxes paid on such earnings. The Company has determined that it does not owe a Transition Tax since it has sufficient net operating loss carryforwards and foreign tax credit carryforwards to offset the E&P of its Hong Kong Joint Venture that are subject to the tax.

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

At March 31, 2019 and 2018, the Company has total net federal and state operating loss carry forwards of approximately $278,431 and $9,301,000, respectively, which expire in various amounts at dates from 2019 through 2033. There are certain limitations to the use and application of these items. Management reviews net operating loss carry forwards and income tax credit carry forwards to evaluate if those amounts are recoverable. After a review of projected taxable income and the components of the deferred tax assets in accordance with applicable accounting guidance it was determined that it is more likely than not that the tax benefits associated with the remaining components of the deferred tax assets will not be realized. This determination was made based on the Company’s history of losses from operations and the uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to their expiration. Accordingly, a valuation allowance was established to fully offset the value of the deferred tax assets. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses

The reconciliation between the statutory federal income tax provision and the actual effective tax provision is as follows:

	Years ended March 31,
	2019	2018
Federal benefit at statutory rate (21.0% for 2019 and 30.8% for 2018) before loss carry-forward	$(283,077)	$(695,660)
Non-repatriated loss of Hong Kong Joint Venture	220,478	382,027
Permanent and other differences	14,581	13,336
State income tax benefit – net of federal effect	(8,437)	(31,785)
Expiration of tax credits	132,439	236,628
Change in value of deferred tax assets due to change in effective rate	-	1,197,474
Change in deferred tax asset valuation allowance	(75,984)	(1,102,020)
	$-	$-

The individual components of the Company’s deferred tax assets are as follows:

	March 31,
	2019	2018
Deferred tax assets:
Accruals and allowances	$42,055	$36,409
Inventory uniform capitalization	17,316	33,250
Net operating loss carry forward	68,745	2,298,116
Foreign tax credit carry forward	72,213	459,199
Research and development tax credit carry forward	61,701	61,701
Allowance for unrealizable deferred tax assets	(262,030)	(2,888,675)
Net deferred tax asset	$-	$-

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

The Company had one customer that represented 12.2% and 13.9% of the Company’s net sales for the fiscal years ending March 31, 2019 and 2018, respectively.

NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly Results of Operations (Unaudited):

The unaudited quarterly results of operations for fiscal years 2019 and 2018 are summarized as follows:

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
2019
Net sales	$4,045,996	$4,526,252	$4,491,862	$4,523,930
Gross profit	1,240,144	1,456,492	1,061,378	1,796,217
Net loss	(438,833)	(121,324)	(516,993)	(270,836)
Net loss per share:
Basic and diluted	(0.19)	(0.05)	(0.22)	(0.12)

2018
Net sales	$3,318,237	$3,582,816	$3,555,431	$4,416,705
Gross profit	981,533	1,158,788	1,067,548	1,336,186
Net loss	(543,663)	(167,925)	(1,014,796)	(535,926)
Net loss per share:
Basic and diluted	(0.24)	(0.07)	(0.44)	(0.23)

NOTE K – RETIREMENT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. All full-time employees who have completed 12 months of service are eligible to participate. Employees are permitted to contribute up to the amounts prescribed by law. The Company may provide contributions to the plan consisting of a matching amount equal to a percentage of the employee’s contribution, not to exceed four percent (4%). Employer contributions were $36,868 and $37,876 for the years ended March 31, 2019 and 2018, respectively.

NOTE L – RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2019 and 2018, inventory purchases and other company expenses of approximately $1,723,000 and $1,667,000, respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives mileage benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2019 and 2018 amounted to $168,826 and $160,438, respectively, and the amount outstanding at March 31, 2019 and 2018 is $55,321 and $8,225, respectively.

NOTE M – INTANGIBLE ASSETS - NET

Intangible assets consist of legal expenses of $89,434 incurred in obtaining and perfecting patents on newly developed detector technology and are capitalized for financial statement purposes. Upon issuance, patents are amortized on a straight-line basis over twenty years. Amortization expense for the fiscal year ended March 31, 2019 and 2018 was $4,472 and $4,472, respectively. Accumulated amortization at March 31, 2019 and 2018 was $35,774 and $31,302, respectively. Amortization expense for the next five years is expected to be $4,472 through 2024.

NOTE N – SHAREHOLDERS’ EQUITY

Under the terms of the Company’s 2011 Non-Qualified Stock Option Plan, 120,000 shares of common stock are reserved for the granting of stock options. There were no stock options outstanding at March 31, 2019 or 2018.

