Form 10-Q
period 2019-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2019-08-19
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At August 19, 2019, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	June 30, 2019	March 31, 2019
ASSETS
CURRENT ASSETS
Cash	$223,598	$374,472

Accounts receivable:
Trade, less allowance for doubtful accounts	482,963	365,293
Receivables from employees	54,930	54,916
Receivable from Hong Kong Joint Venture	12,144	45,217
	550,037	465,426

Amount due from factor	1,943,961	2,549,986
Inventories – finished goods	7,487,800	6,852,305
Prepaid expenses	130,163	145,190

TOTAL CURRENT ASSETS	10,335,559	10,387,379

INVESTMENT IN HONG KONG JOINT VENTURE	7,923,355	8,441,889
INTANGIBLE ASSET – NET	52,542	53,660
PROPERTY AND EQUIPMENT – NET	465,883	19,998
OTHER ASSETS	4,000	4,000

TOTAL ASSETS	$18,781,339	$18,906,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit – factor	$1,695,381	$1,851,591
Short-term portion of lease asset liability	162,906	-
Accounts payable – Hong Kong Joint Venture	5,625,164	4,962,023
Accounts payable – trade	391,823	616,444
Accrued liabilities:
Accrued payroll and employee benefits	99,401	132,132
Accrued commissions and other	407,544	470,876

TOTAL CURRENT LIABILITIES	8,382,219	8,033,066

LONG-TERM PORTION OF LEASE ASSET LIABILITY	283,784	-
COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at June 30, 2019 and March 31, 2019	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(3,255,820)	(2,646,866)
Accumulated other comprehensive income	462,186	611,756
TOTAL SHAREHOLDERS’ EQUITY	10,115,336	10,873,860
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,781,339	$18,906,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2019	2018
Net sales	$4,343,291	$4,045,996
Cost of goods sold – acquired from Joint Venture	2,793,539	2,618,867
Cost of goods sold – other	304,923	186,985

GROSS PROFIT	1,244,829	1,240,144

Selling, general and administrative expense	1,236,839	1,197,771
Research and development expense	140,643	153,387

Operating loss	(132,653)	(111,014)

Other expense:
Loss from investment in Hong Kong Joint Venture	368,964	244,400
Interest expense	107,337	83,419

NET LOSS	$(608,954)	$(438,833)

Loss per share:
Basic and diluted	$(0.26)	$(0.19)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,
	2019	2018
NET LOSS	$(608,954)	$(438,833)

Other Comprehensive Loss
Company’s portion of Hong Kong Joint Venture’s other
Comprehensive loss:
Currency translation	(100,773)	(379,479)
Unrealized loss on investment securities	(48,797)	(9,291)
Total Other Comprehensive Loss	(149,570)	(388,770)
COMPREHENSIVE LOSS	$(758,524)	$(827,603)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2019 (Unaudited)

	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated Deficit	AOCI*	Total
Balance at April 1, 2019	2,312,887	$23,129	$12,885,841	$(2,646,866)	$611,756	$10,873,860

Currency translation					(100,773)	(100,773)
Unrealized loss on investment securities					(48,797)	(48,797)

Net loss				(608,954)		(608,954)

Balance at June 30, 2019	2,312,887	$23,129	$12,885,841	$(3,255,820)	$462,186	$10,115,336

* Accumulated Other Comprehensive Income

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2018 (Unaudited)

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

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(608,954)	$(438,833)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,923	7,092
Loss from investment in Hong Kong Joint Venture	368,964	244,400
Changes in operating assets and liabilities:
Decrease in accounts receivable and amounts due from factor	521,414	333,004
Increase in inventories, prepaid expenses, and other	(620,468)	(317,637)
Increase in accounts payable and accrued expenses	342,457	527,640

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,336	355,666

FINANCING ACTIVITIES

Net repayment of Line of Credit - Factor	(156,210)	(406,755)

NET CASH USED IN FINANCING ACTIVITIES	(156,210)	(406,755)

NET DECREASE IN CASH	(150,874)	(51,089)

Cash at beginning of period	374,472	128,161

CASH AT END OF PERIOD	$223,598	$77,072

Supplemental disclosures of cash flow information:
Interest paid	$107,290	$96,367
Income taxes paid	-	-

Supplemental disclosures of non-cash activities:
Right-of-use asset in exchange for operating lease liability	$475,538	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its wholly-owned subsidiary. Except for the condensed consolidated balance sheet as of March 31, 2019, which was derived from audited financial statements, the accompanying condensed consolidated financial statements are unaudited. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US-GAAP) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2019 audited financial statements filed with the Securities and Exchange Commission on Form 10-K on July 16, 2019. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Management Plans

The Company had net losses of $608,954 for the three months ended June 30, 2019 and $1,347,986 and $2,262,310 for the years ended March 31, 2019 and 2018, respectively. Furthermore, as of June 30, 2019, working capital (computed as the excess of current assets over current liabilities) decreased by $400,973 from $2,354,313 at March 31, 2019, to $1,953,340 at June 30, 2019.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under our Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $268,500 at June 30, 2019. In addition, we have secured extended payment terms for purchases up to $4,000,000 from our Hong Kong Joint Venture for the purchase of sealed battery alarms. These amounts are unsecured, bear interest at 5.5% per annum, and provide for repayment terms of 120 days for each purchase. The balance outstanding under this agreement at June 30, 2019 was $5,625,164 with $2,301,890 of this amount being beyond agreed repayment terms. The Hong Kong Joint Venture has provided discretionary approval to allow the Company to exceed the agreed upon repayment terms and has indicated it has no plans or intentions that would materially impact the financial position, operations, or cash flows of the Company.

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s line of sealed battery ionization smoke alarms, carbon monoxide products, and ground fault circuit interrupters. In addition the Company is seeking improved terms on its credit facility with the Hong Kong Joint Venture. The Company has seen positive results on this plan during the fiscal years ended March 31, 2019 and 2018 and through June 30, 2019 due to sales of its product offerings and management expects this growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

Line of Credit – Factor

On January 15, 2015, the Company entered into the Agreement with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. Under the Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. Additional funding, characterized by Merchant as an over advance, may be provided up to one hundred percent (100%) of eligible accounts receivable. The over advance portion, if any, may not exceed fifty percent (50%) of eligible inventory up to a maximum of $500,000. The Agreement expires on January 6, 2020, and provides for continuation of the program for successive two year periods until terminated by one of the parties to the Agreement. As of June 30, 2019, the Company had borrowings of $1,695,381 under the Agreement, and the Company had remaining availability under the Agreement of approximately $268,500. Advances on factored trade accounts receivable are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 7.50% at June 30, 2019). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Disaggregation of Revenue

The Company presents revenue associated with sales of products acquired from our Hong Kong Joint Venture separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the fiscal quarters ended June 30, 2019 and 2018 are as follows:

	Three months ended
	June 30, 2019	June 30, 2018
Sales of products acquired from our HKJV	$3,939,841	$3,764,416
Sales of GFCI’s and ventilation fans	403,450	281,580
	$4,343,291	$4,045,996

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

Joint Venture

The Company and its joint venture partner, a Hong Kong corporation, each owns a 50% interest in the Hong Kong joint venture that manufactures security products in its facilities located in the People’s Republic of China. There are no material differences between US-GAAP and the basis of accounting used by the Hong Kong Joint Venture. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture as of and for the three months ended June 30, 2019 and 2018:

	2019 (Unaudited)	2018 (Unaudited)
Net sales	$3,149,100	$3,266,557
Gross profit	161,680	346,111
Net loss	(808,833)	(546,959)
Total current assets	12,875,232	13,189,847
Total assets	18,982,477	22,082,883
Total current liabilities	2,159,436	2,990,291
Total liabilities	2,902,978	3,378,728

During the three months ended June 30, 2019 and 2018 the Company purchased $2,859,967 and $2,804,372, respectively, of products directly from the Hong Kong Joint Venture for resale. For the three months ended June 30, 2019 the Company has decreased its equity in the net loss of the Joint Venture to reflect a decrease of $35,453 in inter-Company profit on purchases held by the Company in inventory. For the three months ended June 30, 2018 the Company has decreased its equity in the net loss of the Joint Venture to reflect a decrease of $29,079 in inter-company profit on purchases held by the Company in inventory.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At June 30, 2019 and 2018, an allowance of approximately $57,000 has been provided for uncollectible trade accounts receivable.

Net Loss per Common Share

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three month periods ended June 30, 2019 or 2018. As a result, basic and diluted weighted average common shares outstanding are identical for the three month periods ended June 30, 2019 and 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less are accounted for similar to previous guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to previous guidance for sales-type leases, direct financing leases and operating leases. The Company adopted the standard on April 1, 2019, the date it became effective for public companies based on the Company’s fiscal year, using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of April 1, 2019 as a result of this adoption. Upon adoption, the Company elected the package of practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classification. The Company also elected the practical expedient provided in a subsequent amendment to the standard that removed the requirement to separate lease and non-lease components, provided certain conditions were met.

The impact of the adoption of this guidance on the Company’s condensed consolidated financial statements is discussed below:

The Company is a lessee in lease agreements for office space. Certain of the Company’s leases contain provisions that provide for one or more options to renew at the Company’s sole discretion. The Company’s leases are comprised of fixed lease payments, with its real estate leases including lease payments subject to a rate or index which may be variable. Certain real estate leases also include executory costs such as common area maintenance (non-lease component). As a practical expedient permitted under ASC 842, the Company has elected to account for the lease and non-lease components as a single lease component. Lease payments, which may include lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable lease amounts based on a rate or index (fixed in substance) as stipulated in the lease contract. None of the Company’s lease agreements contain any residual value guarantees or material restrictive covenants. As a result of the Company’s election of the package of practical expedients permitted within ASC 842, which among other things, allows for the carryforward of historical lease classification, all of the Company’s lease agreements in existence at the date of adoption that were classified as operating leases under ASC 840 have been classified as operating leases under ASC 842. Lease expense for payments related to the Company’s operating leases is recognized on a straight-line basis over the related lease term, which includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term and amounted to $475,538 at the date of adoption. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of June 30, 2019, the Company had right-of-use assets of $446,690 and lease liabilities of $446,690 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the condensed consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease asset liability on the condensed consolidated balance sheet. As of June 30, 2019 the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases were 2.83 years and 6.0%, respectively. During the three months ended June 30, 2019, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $35,192, which is included as an operating cash outflow within the consolidated statements of cash flows. During the three months ended June 30, 2019, the operating lease costs related to the Company’s operating leases was $28,848, which is included in operating costs and expenses in the condensed consolidated statements of operations. During the three months ended June 30, 2019, the Company did not enter into any lease agreements set to commence in the future and there were no newly leased assets for which a right-of use asset was recorded in exchange for a new lease liability, other than those lease assets recorded upon implementation.

The future minimum payments under operating leases were as follows at June 30, 2019 for the fiscal year ending March 31, 2020:

2020 (remainder)	$125,413
2021	171,440
2022	175,770
2023	14,670

Total minimum operating lease payments	487,293
Less: amounts representing interest	(40,603)
Present value of net minimum operating lease payments	446,690
Less: current portion	162,906
Long-term portion of operating lease obligations	283,784

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three month periods ended June 30, 2019 and 2018 relate to the operational results of the Company. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

The Company has developed products based on new smoke and gas detection technologies, with what the Company believes are improved sensing technology and product features. To date we have applied for thirteen patents on these new technologies and features. We have been granted ten patents (including six for new technologies and features). Most of our new technologies and features have been trademarked under the trade name IoPhic.

Changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact the cost of our products. All of our products are imported from the Peoples Republic of China (PRC). To date, our ground fault circuit interrupters (GFCI), which constitute only a small portion of our sales, have been included in products subject to a 25% tariff effective August 23, 2018. Additionally, tariffs of 25% have been imposed on our Carbon Monoxide and Photoelectric alarms and additional tariffs of 10% have been proposed on the remainder of items the Company imports beginning after September 1, 2019. We are monitoring these developments and will determine our strategies as additional information becomes available. Any increase in tariffs that is not offset by an increase in our sales prices could have an adverse effect on our business, financial position, results of operations or cash flows.

Results of Operations

Three Months Ended June 30, 2019 and 2018

Sales. Net sales for the three months ended June 30, 2019 were $4,343,291 compared to $4,045,996 for the comparable three months in the prior year, an increase of $297,295 (7.3%). Sales increased principally due to the increased sales of ground fault circuit interrupters and other electrical devices and accessories.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 28.7% and 30.7% of sales for the quarters ended June 30, 2019 and 2018, respectively. The decrease in gross profit margin was primarily due to the increase in tariffs as discussed above.

Expenses. Selling, general and administrative expenses were $1,236,839 for the three months ended June 30, 2019, compared to $1,197,771 for the comparable three months in the prior year. As a percentage of net sales, these expenses decreased to 28.5% for the three month period ended June 30, 2019, from 29.6% for the 2018 period. These expenses decreased as a percentage of net sales since selling, general, and administrative expenses do not increase in direct proportion to increased sales.

Research and development expenses were $140,643 for the three month period ended June 30, 2019 compared to $153,387 for the comparable quarter of the prior year, a decrease of $12,744 (8.3%). The primary reasons for the decrease are decreased expenditures paid to independent testing facilities as the sealed product line has been completed.

Interest Expense and Other. Our interest expense was $107,337 for the quarter ended June 30, 2019, compared to interest expense of $83,419 for the quarter ended June 30, 2018. Interest expense is dependent upon the total amounts borrowed on average from the Factor and on extended trade payables due to the Hong Kong Joint Venture. Amounts due to the Hong Kong Joint Venture increased in the current fiscal year’s three month period as compared to the same period in the prior fiscal year.

Net Loss. We reported a net loss of $608,954 for the quarter ended June 30, 2019, compared to a net loss of $438,833 for the corresponding quarter of the prior fiscal year, a $170,121 (38.8%) increase in the net loss. The net loss increased principally due to the increase in the Company’s equity in the loss of the Hong Kong Joint Venture.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three months ended June 30, 2019 were $3,149,100, compared to $3,266,557, for the comparable period in the prior fiscal year. The net sales of the Joint Venture were generally comparable with the three month period of the prior fiscal year. While sales to the Company increased during this period when compared to the prior year, the Joint Venture’s net sales to other unaffiliated customers decreased from the prior year’s period.

Gross Profit Margin. Gross margins of the Joint Venture for the three month period ended June 30, 2019 decreased to 5.1% from 10.6% for the 2018 corresponding period. Gross margins depend on sales volume of various products, with varying margins, accordingly, increased sales of higher margin products and decreased sales of lower margin products positively affect the overall gross margins.

Expenses. Selling, general and administrative expenses were $1,077,299 for the three month periods ended June 30, 2019, compared to $1,137,851 in the comparable period in the prior year. As a percentage of sales, expenses were 34.2% for the three month period ended June 30, 2019, compared to 34.8% for the three month period ended June 30, 2018.

Interest Income. Interest income on assets held for investment was $64,384 for the three month period ended June 30, 2019, compared to interest income of $40,046 for the prior year’s period. Interest income is dependent on the average balance of assets held for investment.

Net Loss. Net loss for the three months ended June 30, 2019 was $808,833 compared to a net loss of $546,959 in the comparable period last year. The increase in the net loss for the three month period is due primarily to decreased gross profit margins.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from operations and existing cash and marketable securities. During the three months ended June 30, 2019, working capital decreased by $1,586,215 from $11,608,698 on March 31, 2019 to $10,022,483 on June 30, 2019.

Management Plans and Liquidity

The Company had net losses of $608,954 for the three months ended June 30, 2019 and $1,347,986 and $2,262,310 for the years ended March 31, 2019 and 2018, respectively. Furthermore, as of June 30, 2019, working capital (computed as the excess of current assets over current liabilities) decreased by $400,973 from $2,354,313 at March 31, 2019, to $1,953,340 at June 30, 2019.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under our Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $268,500 at June 30, 2019. In addition, we have secured extended payment terms for purchases up to $4,000,000 from our Hong Kong Joint Venture for the purchase of sealed battery alarms. These amounts are unsecured, bear interest at 5.5% per annum, and provide for repayment terms of 120 days for each purchase. The balance outstanding under this agreement at June 30, 2019 was $5,625,164 with $2,301,890 of this amount being beyond agreed repayment terms. The Hong Kong Joint Venture has provided discretionary approval to allow the Company to exceed the agreed upon repayment terms and has indicated it has no plans or intentions that would materially impact the financial position, operations, or cash flows of the Company.

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s line of sealed battery ionization smoke alarms, carbon monoxide products, and ground fault circuit interrupters. In addition the Company is seeking improved terms on its credit facility with the Hong Kong Joint Venture. The Company has seen positive results on this plan during the fiscal years ended March 31, 2019 and 2018 and through June 30, 2019 due to sales of its product offerings and management expects this growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

Operating activities provided cash of $5,336 for the three months ended June 30, 2019. This was primarily due to an increase in accounts payable and accrued expenses of $342,457 and a decrease in accounts receivable and amounts due to factor of $521,414 offset by a net loss of $608,954 and an increase in inventories, prepaid expenses and other of $620,468. The net loss includes a non-cash loss from the investment in the Hong Kong Joint Venture of $368,964. Operating activities provided cash of $355,666 for the three months ended June 30, 2018. This was primarily due to an increase in accounts payable and accrued expenses of $527,640 and a decrease in accounts receivable and amounts due to factor of $333,004 offset by a net loss of $438,833 and an increase in inventories, prepaid expenses and other of $317,637. The net loss includes a non-cash loss from the investment in the Hong Kong Joint Venture of $244,400.

Investing activities did not use or provide cash during the period ended June 30, 2019 or 2018.

Financing activities used cash of $156,210 and $406,755 during the three months ended June 30, 2019 and 2018, respectively, which is comprised of repayments net of advances on the line of credit from our factor.

Critical Accounting Policies and Estimates

In the notes to the consolidated financial statements, and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K, we have disclosed those accounting policies that we consider to be significant in determining our results of Operations and financial condition. Except as disclosed below, there have been no material changes to those policies that we consider to be significant since the filing of our Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to accounting principles generally accepted in the U.S.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less are accounted for similar to previous guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to previous guidance for sales-type leases, direct financing leases and operating leases. The Company adopted the standard on April 1, 2019, the date it became effective for public companies based on the Company’s fiscal year, using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of April 1, 2019 as a result of this adoption. Upon adoption, the Company elected the package of practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classification. The Company also elected the practical expedient provided in a subsequent amendment to the standard that removed the requirement to separate lease and non-lease components, provided certain conditions were met.

The impact of the adoption of this guidance on the Company’s condensed consolidated financial statements is discussed below:

The Company is a lessee in lease agreements for office space. Certain of the Company’s leases contain provisions that provide for one or more options to renew at the Company’s sole discretion. The Company’s leases are comprised of fixed lease payments, with its real estate leases including lease payments subject to a rate or index which may be variable. Certain real estate leases also include executory costs such as common area maintenance (non-lease component). As a practical expedient permitted under ASC 842, the Company has elected to account for the lease and non-lease components as a single lease component. Lease payments, which may include lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable lease amounts based on a rate or index (fixed in substance) as stipulated in the lease contract.

None of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants. As a result of the Company’s election of the package of practical expedients permitted within ASC 842, which among other things, allows for the carryforward of historical lease classification, all of the Company’s lease agreements in existence at the date of adoption that were classified as operating leases under ASC 840 have been classified as operating leases under ASC 842. Lease expense for payments related to the Company’s operating leases is recognized on a straight-line basis over the related lease term, which includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term and amount to $475,538 at the date of adoption. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives.

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

Material weaknesses arose in our oversight of the accounting function as well as the disclosure controls and procedures of the Hong Kong Joint Venture (HKJV). The HKJV is a material component of the Company’s consolidated financial statements. With respect to our internal control over financial reporting, these matters above are being discussed among management, the HKJV and our Audit Committee. Management intends to review, revise and improve our internal controls over financial reporting until the material weaknesses in internal control over financial reporting are eliminated. Management’s specific remediation to address these material weaknesses will include among other items: a) enhancing corporate financial reporting resources, particularly for oversight, and process improvement, and b) reinforcing internal policies with all process owners.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 6.	EXHIBITS

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)
10.4	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.5	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.6	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747) ), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747) by addendum dated July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017, File No. 1-31747), and by addendum dated July 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2018, File No. 1-31747).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated August 19, 2019*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2019 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2019 and March 31, 2019; (ii) Consolidated Statements of Operations for the three month periods ended June 30, 2019 and 2018; (iii) Consolidated Statements of Shareholders’ Equity for the three month periods ended June 30, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the three month periods ended June 30, 2019 and 2018; and (v) Notes to Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: August 19, 2019	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer