Form 10-Q
period 2019-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2019-11-19
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	UUU	NYSE MKT LLC

At November 14, 2019, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	September 30, 2019	March 31, 2019
ASSETS
CURRENT ASSETS
Cash	$39,558	$374,472
Accounts receivable:
Trade, less allowance for doubtful accounts	317,603	365,293
Receivables from employees	56,780	54,916
Receivable from Hong Kong Joint Venture	81,756	45,217
	456,139	465,426

Amount due from factor	1,618,523	2,549,986
Inventories – finished goods	7,051,113	6,852,305
Prepaid expenses	127,764	145,190

TOTAL CURRENT ASSETS	9,293,097	10,387,379

INVESTMENT IN HONG KONG JOINT VENTURE	7,404,145	8,441,889
INTANGIBLE ASSET - NET	51,426	53,660
PROPERTY AND EQUIPMENT – NET	425,425	19,998
OTHER ASSETS	4,000	4,000

TOTAL ASSETS	$17,178,093	$18,906,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$1,185,277	$1,851,591
Short-term portion of lease asset liability	140,776	-
Accounts payable - Hong Kong Joint Venture	5,501,165	4,962,023
Accounts payable - trade	314,598	616,444
Accrued liabilities:
Accrued payroll and employee benefits	106,539	132,132
Accrued commissions and other	397,374	470,876

TOTAL CURRENT LIABILITIES	7,645,729	8,033,066

LONG-TERM PORTION OF LEASE ASSET LIABILITY	263,224	-
COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at September 30, 2019 and March 31, 2019	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(3,956,634)	(2,646,866)
Accumulated other comprehensive income	316,804	611,756
TOTAL SHAREHOLDERS’ EQUITY	9,269,140	10,873,860
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,178,093	$18,906,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2019	2018
Net sales	$3,622,269	$4,526,252
Cost of goods sold – acquired from Joint Venture	2,278,601	2,796,928
Cost of goods sold – other	253,322	272,832

GROSS PROFIT	1,090,346	1,456,492

Selling, general and administrative expense	1,134,909	1,098,568
Research and development expense	176,733	120,918

Operating (loss) income	(221,296)	237,006

Other expense:
Loss from investment in Hong Kong Joint Venture	(373,827)	(264,396)
Interest expense	(105,691)	(93,934)

NET LOSS	$(700,814)	$(121,324)

Loss per share:
Basic and diluted	$(0.30)	$(0.05)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended September 30,
	2019	2018
Net sales	$7,965,560	$8,572,248
Cost of goods sold – acquired from Joint Venture	5,072,140	5,415,795
Cost of goods sold – other	558,245	459,817

GROSS PROFIT	2,335,175	2,696,636

Selling, general and administrative expense	2,371,748	2,296,339
Research and development expense	317,376	274,305

Operating (loss) income	(353,949)	125,992

Other expense:
Loss from investment in Hong Kong Joint Venture	(742,791)	(508,796)
Interest expense	(213,028)	(177,353)

NET LOSS	$(1,309,768)	$(560,157)

Loss per share:
Basic and diluted	$(0.57)	$(0.24)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2019	2018	2019	2018
NET LOSS	$(700,814)	$(121,324)	$(1,309,768)	$(560,157)

Other Comprehensive (Loss) Income
Company’s portion of Hong Kong Joint Venture’s other comprehensive (loss) income:
Currency translation	(153,194)	(58,381)	(253,967)	(437,860)
Unrealized (loss) gain on investment securities	7,812	(41,463)	(40,985)	(50,754)
Total Other Comprehensive (Loss) Income	(145,382)	(99,844)	(294,952)	(488,614)
COMPREHENSIVE LOSS	$(846,196)	$(221,168)	$(1,604,720)	$(1,048,771)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2019

	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated Deficit	AOCI*	Total
Balance at April 1, 2019	2,312,887	$23,129	$12,885,841	$(2,646,866)	$611,756	$10,873,860

Currency translation					(100,773)	(100,773)
Unrealized loss on investment securities					(48,797)	(48,797)

Net loss				(608,954)		(608,954)

Balance at June 30, 2019	2,312,887	$23,129	$12,885,841	$(3,255,820)	$462,186	$10,115,336

Currency translation					(153,194)	(153,194)
Unrealized gain on investment securities					7,812	7,812

Net loss				(700,814)		(700,814)

Balance at Sept. 30, 2019	2,312,887	$23,129	$12,885,841	$(3,956,634)	$316,804	$9,269,140

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

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(1,309,768)	$(560,157)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	808	14,538
Loss from investment in Hong Kong Joint Venture	742,791	508,796
Changes in operating assets and liabilities:
Decrease in accounts receivable and amounts due from factor	940,750	4,656
Increase in inventories, prepaid expenses, and other	(181,382)	(1,166,371)
Increase in accounts payable and accrued expenses	138,201	1,147,751

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	331,400	(50,787)

INVESTING ACTIVITIES:
Purchase of equipment	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES:
Net repayment of Line of Credit - Factor	(666,314)	(64,307)

NET CASH USED IN FINANCING ACTIVITIES	(666,314)	(64,307)

NET DECREASE IN CASH	(334,914)	(115,094)

Cash at beginning of period	374,472	128,161

CASH AT END OF PERIOD	$39,558	$13,067

SUPPLEMENTAL INFORMATION:
Interest paid	$171,098	$177,353
Income taxes paid	-	-

Supplemental disclosures of non-cash activities:
Right-of-use asset in exchange for operating lease liability	$475,538	-

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

Management Plans

The Company had net losses of $1,309,768 for the six months ended September 30, 2019 and $1,347,986 and $2,262,310 for the years ended March 31, 2019 and 2018, respectively. Furthermore, as of September 30, 2019, working capital (computed as the excess of current assets over current liabilities) decreased by $706,945 from $2,354,313 at March 31, 2019, to $1,647,368 at September 30, 2019.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under our Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $433,000 at September 30, 2019. In addition, we have secured extended payment terms for purchases up to $4,000,000 from our Hong Kong Joint Venture for the purchase of sealed battery alarms. These amounts are unsecured, bear interest at 5.5% per annum, and provide for repayment terms of 120 days for each purchase. The balance outstanding under this agreement at September 30, 2019 was $5,501,165 with $2,947,236 of this amount being beyond agreed repayment terms. The Hong Kong Joint Venture has provided discretionary approval to allow the Company to exceed the agreed upon repayment terms and has indicated it has no plans or intentions that would materially impact the financial position, operations, or cash flows of the Company.

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s line of sealed battery ionization smoke alarms, carbon monoxide products, and ground fault circuit interrupters. Notwithstanding the above, the Company has seen substantial increases in its cost structure including the imposition of tariffs on the importation of its products from the Peoples Republic of China and in interest incurred on its credit facilities through September 30, 2019. In addition, sales revenue for the six months ended September 30, 2019 has not met management’s expectations. Though no assurances can be given, if management’s plan is successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

Line of Credit – Factor

On January 15, 2015, the Company entered into the Agreement with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. Under the Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. Additional funding, characterized by Merchant as an over advance, may be provided up to one hundred percent (100%) of eligible accounts receivable. The over advance portion, if any, may not exceed fifty percent (50%) of eligible inventory up to a maximum of $500,000. The Agreement expires on January 6, 2020, and provides for continuation of the program for successive two year periods until terminated by one of the parties to the Agreement. As of September 30, 2019, the Company had borrowings of $1,185,277 under the Agreement, and the Company had remaining availability under the Agreement of approximately $433,000. Advances on factored trade accounts receivable are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 7.00% at September 30, 2019). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Disaggregation of Revenue

The Company presents below revenue associated with sales of products acquired from our Hong Kong Joint Venture separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the three and six months ended September 30, 2019 and 2018 are as follows:

	Three months ended		Six months ended
	Sept. 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Sales of products acquired from our HKJV	$3,281,392	$4,127,542	$7,221,233	$7,891,958
Sales of GFCI’s and ventilation fans	340,877	398,710	744,327	680,290
	$3,622,269	$4,526,252	$7,965,560	$8,572,248

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

Joint Venture

The Company and its joint venture partner, a Hong Kong corporation, each owns a 50% interest in the Hong Kong joint venture that manufactures security products in its facilities located in the People’s Republic of China. There are no material differences between US-GAAP and the basis of accounting used by the Hong Kong Joint Venture. The following represents summarized balance sheet and income statement information of the Hong Kong Joint Venture as of and for the six months ended September 30, 2019 and 2018:

	2019	2018
	(Unaudited)	(Unaudited)
Net sales	$4,919,756	$7,956,223
Gross profit	368,790	1,115,832
Net loss	(1,496,807)	(749,404)
Total current assets	12,304,440	14,298,736
Total assets	18,281,656	21,306,062
Total current liabilities	2,267,448	2,915,045
Total liabilities	3,162,532	3,304,457

During the six months ended September 30, 2019 and 2018 the Company purchased $4,528,333 and $6,400,803, respectively, of products directly from the Hong Kong Joint Venture for resale. For the six months ended September 30, 2019 the Company has decreased its investment in the Joint Venture to reflect an increase of $6,217 in inter-Company profit on purchases held by the Company in inventory. For the six months ended September 30, 2018 the Company has decreased its investment in the net earnings of the Joint Venture to reflect a increase of $134,094 in inter-company profit on purchases held by the Company in inventory.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At September 30, 2019 and 2018, an allowance of approximately $57,000 has been provided for uncollectible trade accounts receivable.

Net Loss per Common Share

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three or six month periods ended September 30, 2019 or 2018. As a result, basic and diluted weighted average common shares outstanding are identical for the three and six month periods ended September 30, 2019 and 2018.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term and amounted to $475,538 at the date of adoption. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of September 30, 2019, the Company had right-of-use assets of $407,465 and lease liabilities of $404,000 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the condensed consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease asset liability on the condensed consolidated balance sheet. As of September 30, 2019 the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases were 2.58 years and 6.0%, respectively. During the six months ended September 30, 2019, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $76,997, which is included as an operating cash outflow within the consolidated statements of cash flows. During the six months ended September 30, 2019, the operating lease costs related to the Company’s operating leases was $68,262, which is included in operating costs and expenses in the condensed consolidated statements of operations. During the six months ended September 30, 2019, the Company did not enter into any lease agreements set to commence in the future and there were no newly leased assets for which a right-of use asset was recorded in exchange for a new lease liability, other than those lease assets recorded upon implementation.

The future minimum payments under operating leases were as follows at September 30, 2019 for the fiscal year ending March 31, 2020:

2020 (remainder)	$83,609
2021	170,772
2022	175,770
2023	14,670

Total minimum operating lease payments	$444,821
Less: amounts representing interest	(40,821)
Present value of net minimum operating lease payments	$404,000
Less: current portion	140,776
Long-term portion of operating lease obligations	$263,224

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

overview

We are in the business of marketing and distributing safety and security products which are primarily manufactured through our 50%-owned Hong Kong Joint Venture. Our financial statements detail our sales and other operational results only, and report the financial results of the Hong Kong Joint Venture using the equity method. Accordingly, the following discussion and analysis of the three and six month periods ended September 30, 2019 and 2018 relate to the operational results of the Company. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Joint Venture.”

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

Changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact the cost of our products. All of our products are imported from the Peoples Republic of China (PRC). To date, only certain of our products such as Carbon Monoxide and Photoelectric alarms, and USB devices, have been subjected to tariffs of 25%. We are monitoring these developments and will determine our strategies as additional information becomes available. Any increase in tariffs that is not offset by an increase in our sales prices could have an adverse effect on our business, financial position, results of operations or cash flows.

Results of Operations

Three Months Ended September 30, 2019 and 2018

Sales. Net sales for the three months ended September 30, 2019 were $3,622,269 compared to $4,526,252 for the comparable three months in the prior year, a decrease of $903,983 (20.0%). Sales decreased principally due to reduced sales for rebuilding projects in Puerto Rico due to the delay in emergency management funding and to resistance to the pass through of increased costs associated with tariffs on goods imported from the Peoples Republic of China.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 30.1% and 32.2% of sales for the quarters ended September 30, 2019 and 2018, respectively. The decrease in gross profit margin was primarily due to the imposition of tariffs and the mix of products sold to differing customers.

Expenses. Selling, general and administrative expenses were $1,134,909 for the three months ended September 30, 2019, compared to $1,098,568 for the comparable three months in the prior year. As a percentage of net sales, these expenses increased to 31.3% for the three month period ended September 30, 2019, from 24.3% for the 2018 period. These expenses increased as a percentage of net sales since selling, general, and administrative expenses do not decrease in direct proportion to decreased sales.

Research and development expenses were $176,733 for the three month period ended September 30, 2019 compared to $120,918 for the comparable quarter of the prior year, an increase of $55,815 (46.5%). The primary reason for the increase is amounts paid to engineering consultants for services towards meeting revised smoke alarm testing standards proposed for the year 2020.

Interest Expense. Our interest expense was $105,691 for the quarter ended September 30, 2019, compared to interest expense of $93,934 for the quarter ended September 30, 2018. Interest expense is dependent upon the total amounts borrowed on average from the Factor and on extended trade payables due to the Hong Kong Joint Venture. Amounts due to the Hong Kong Joint Venture increased in the current fiscal year’s three month period as compared to the same period in the prior fiscal year.

Net Loss. We reported a net loss of $700,814 for the quarter ended September 30, 2019, compared to a net loss of $121,324 for the corresponding quarter of the prior fiscal year, a $579,490 (477.6%) increase in the net loss. The primary reason for the increase in the net loss is the decrease in sales as discussed above, the imposition of tariffs, and the increase in our net loss of the Hong Kong Joint Venture.

Six Months Ended September 30, 2019 and 2018

Sales. Net sales for the six months ended September 30, 2019 were $7,965,560 compared to $8,572,248 for the comparable six months in the prior period, a decrease of $606,688 (7.1%). Sales decreased principally due to reduced sales for rebuilding projects in Puerto Rico due to the delay in emergency management funding and to resistance to the pass through of increased costs associated with tariffs on goods imported from the Peoples Republic of China.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 29.3% for the period ended September 30, 2019 and 31.5% for the period ended September 30, 2018. The decrease in gross profit margin was primarily due to the imposition of tariffs and the mix of products sold to differing customers.

Expenses. Selling, general and administrative expenses were $2,371,748 for the six months ended September 30, 2019 compared to $2,296,339 for the comparable six months in the prior year. As a percentage of sales, these expenses were 29.7% for the six month period ended September 30, 2018 and 26.8% for the comparable 2017 period. These expenses increased as a percentage of net sales since selling, general, and administrative expenses do not decrease in direct proportion to decreased sales.

Research and development expenses were $317,376 for the six months ended September 30, 2019 compared to $274,305 for the comparable period of the prior year, an increase of $43,071 (15.7%). The primary reason for the increase is amounts paid to engineering consultants for services towards meeting revised smoke alarm testing standards proposed for the year 2020.

Interest Expense. Our interest expense was $213,028 for the six months ended September 30, 2019, compared to interest expense of $177,353 for the six months ended September 30, 2018. Interest expense is dependent upon the total amounts borrowed on average from the Factor and on extended trade payables due to the Hong Kong Joint Venture and on interest rates which vary with the prime rate of interest.

Net Loss. We reported a net loss of $1,309,768 for the six months ended September 30, 2019 compared to a net loss of $560,157 for the corresponding period of the prior fiscal year, an increase in the net loss of $749,611 (133.8%). The primary reason for the increase in the net loss is the decrease in sales as discussed above, the imposition of tariffs, and the increase in our net loss of the Hong Kong Joint Venture.

Joint Venture

Net Sales. Net sales of the Joint Venture for the three and six months ended September 30, 2019 were $1,770,656 and $4,919,756 respectively, compared to $4,689,666 and $7,956,223, respectively, for the comparable period in the prior fiscal year. The 62.2% and 38.2% decreases in net sales by the Joint Venture for the respective three and six month periods are due to decreased sales to the Company and to unaffiliated customers.

Gross Profit Margin. Gross margins of the Joint Venture for the three month period ended September 30, 2019 decreased to 11.7% from 16.4% for the 2018 corresponding period. For the six month period ended September 30, 2019, gross margins were 7.5% compared to 14.0% for the same period of the prior year. Gross margins depend on sales volume of various products, with varying margins. In addition, foreign currency exchange gains and/or losses impact gross margins.

Expenses. Selling, general and administrative expenses were $1,006,501 and $2,083,800 respectively, for the three and six month periods ended September 30, 2019, compared to $1,105 220 and $2,243,071 in the prior year’s respective periods. As a percentage of sales, expenses were 56.8% and 42.3% for the three and six month periods ended September 30, 2019, compared to 23.6% and 28.2% for the three and six month periods ended September 30, 2018. The changes in selling, general and administrative expense as a percent of sales for the three and six month periods were primarily due to costs that do not change at the same rate as changes in sales volume.

Interest Income. Interest income on assets held for investment was $164,490 and $228,874 respectively, for the three and six month periods ended September 30, 2019, compared to interest income of $28,957 and $69,003, respectively, for the prior year’s periods. Interest income is dependent on yields and on the average balance of assets held for investment and amounts due from the Company.

Net Loss. Net losses for the three and six months ended September 30, 2019 were $687,974 and $1,496,807 respectively, compared to net losses of $202,445 and $749,404, respectively, in the comparable periods last year. The decrease in net earnings for the three and six month periods ended September 30, 2019 is due primarily to decreased sales to the company and to unaffiliated customers.

Liquidity. Cash needs of the Joint Venture are currently met by funds generated from the sale of assets held for investment. During the six months ended September 30, 2019, working capital decreased by $1,313,082 from $11,608,698 on March 31, 2019 to $10,295,616 on September 30, 2019.

Management Plans and Liquidity

The Company had net losses of $1,309,768 for the six months ended September 30, 2019 and $1,347,986 and $2,262,310 for the years ended March 31, 2019 and 2018, respectively. Furthermore, as of September 30, 2019, working capital (computed as the excess of current assets over current liabilities) decreased by $706,945 from $2,354,313 at March 31, 2019, to $1,647,368 at September 30, 2019.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under our Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $433,000 at September 30, 2019. In addition, we have secured extended payment terms for purchases up to $4,000,000 from our Hong Kong Joint Venture for the purchase of sealed battery alarms. These amounts are unsecured, bear interest at 5.5% per annum, and provide for repayment terms of 120 days for each purchase. The balance outstanding under this agreement at September 30, 2019 was $5,501,165 with $2,947,236 of this amount being beyond agreed repayment terms. The Hong Kong Joint Venture has provided discretionary approval to allow the Company to exceed the agreed upon repayment terms and has indicated it has no plans or intentions that would materially impact the financial position, operations, or cash flows of the Company.

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s line of sealed battery ionization smoke alarms, carbon monoxide products, and ground fault circuit interrupters. Notwithstanding the above, the Company has seen substantial increases in its cost structure including the imposition of tariffs on the importation of its products from the Peoples Republic of China and in interest incurred on its credit facilities through September 30, 2019. In addition, sales revenue for the six months ended September 30, 2019 has not met management’s expectations. Though no assurances can be given, if management’s plan is successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

Operating activities provided cash of $331,400 for the six months ended September 30, 2019. This was primarily due to a decrease in trade accounts receivable and amounts due from factor of $940,750, an increase in accounts payable and accrued expenses of $138,201 and offset by a net loss of $1,309,768 and an increase in inventories, prepaid expenses and other of $181,382. The net loss includes a non-cash loss from the investment in the Hong Kong Joint Venture of $742,791. Operating activities used cash of $50,787 for the six months ended September 30, 2018. This was primarily due to an increase in inventories, prepaid and other of $1,166,371 and a net loss of $560,157 and offset by an increase in accounts payable and accrued expenses of $1,147,751. The net loss includes a non-cash loss from the investment in the Hong Kong Joint Venture of $508,796

There were no investing activities for the six months ended September 30 2019 or 2018

Financing activities used cash of $666,314 during the six months ended September 30, 2018 and used cash of $64,307 during the six months ended September 30, 2018, which is comprised of advances net of repayments on the line of credit from our factor.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 6.	EXHIBITS

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)
10.4	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.5	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)

10.6	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747) ), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747), by addendum dated July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017, File No. 1-31747), and by addendum dated July 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2018, File No. 1-31747), and by addendum dated July 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2019, file No. 1-31747).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated November 19, 2019*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and March 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: November 19, 2019	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer

