Form 10-K
period 2020-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2020-08-11
CIK 102109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2020 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-31747

UNIVERSAL SECURITY INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	52-0898545
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

11407 Cronhill Drive, Suite A, Owings Mills, Maryland	21117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number,	(410) 363-3000
including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	UUU	NYSE MKT LLC

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

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the New York Stock Exchange (NYSE MKT LLC) on September 30, 2019, was $1,755,321.

The number of shares of common stock outstanding as of August 6, 2020 was 2,312,887.

documents incorporated by reference

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2020 Annual Meeting of Shareholders.

UNIVERSAL SECURITY INSTRUMENTS, INC.

2020 ANNUAL REPORT ON FORM 10-K

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

In 1989 we formed Eyston Company Limited (Eyston), a limited liability company under the laws of Hong Kong, as a 50% joint venture partner with a Hong Kong-based partner, to manufacture various products in the Peoples Republic of China (the “Hong Kong Joint Venture”). The Company imports almost all of its products from the People’s Republic of China (PRC), and, until March 31, 2020, the Company was a 50% owner of Eyston Company Limited, the Company’s Hong Kong Joint Venture, which manufactures almost all of the Company’s products in the PRC.

In light of the shutdowns, quarantines and other restrictions and delays in operations and travel caused by or related to COVID-19 in Hong Kong, the PRC and the United States, the Company has experienced delays in shipping and receiving of products. As the Company’s products are sold primarily to the construction industry and do-it-yourself centers, restrictions and limitations imposed by the COVID-19 pandemic have had a negative impact on the Company’s sales. The Company is not yet able to quantify the full impact of the COVID-19 pandemic on its sales and financial results, but believes that the pandemic was a factor in significantly lower sales for the fourth quarter of its fiscal year ended March 31, 2020 when compared to sales for the 2019 period. As previously disclosed in a filing of Form 8-K, this filing of Form 10-K originally due on June 29, 2020, was delayed by the effects related to the COVID-19 pandemic.

Effective, March 31, 2020 we sold our 50% interest in the Hong Kong Joint Venture in exchange for $4,000,000. The proceeds of the sale were used to reduce our outstanding trade account payable balance owed to the Hong Kong Joint Venture. Subsequent to March 31, 2020 Eyston will continue to be the Company’s principal supplier of safety alarms and the Company will pay for these purchases upon evidence of shipment from the factory. We import all of our products from foreign suppliers. For the fiscal year ended March 31, 2020, approximately 82.7% of our purchases were imported from Eyston.

Our sales for the year ended March 31, 2020 were $14,803,024 compared to $17,588,040 for the year ended March 31, 2019. We reported a net loss of $5,813,891 in fiscal 2020 compared to a net loss of $1,347,986 in fiscal 2019, an increase in the net loss of $4,465,905 (331.3%). The net loss is primarily due to the loss arising from the sale of the Company’s interest in the Hong Kong Joint Venture, the Company’s interest in the loss from investment in the Hong Kong joint venture’s operations, and operating losses from the Company’s domestic operations during the fiscal year ended March 31, 2020.

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

Safety Products

We market a line of residential smoke and carbon monoxide alarms under the trade names “UNIVERSAL” and “USI Electric” both of which are manufactured by Eyston.

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

Our wholly-owned subsidiary, USI Electric, Inc., focuses its sales and marketing efforts to maximize safety product sales, especially smoke alarms and carbon monoxide alarms manufactured by Eyston, to the electrical distribution trade.

Import Matters

We import all of our products. As an importer, we are subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions, and currency fluctuations. Substantially all of our safety products are imported from the People’s Republic of China. These products are currently subject to tariffs ranging from ten to twenty-five percent.

We have attempted to protect ourselves from fluctuations in currency exchange rates to the extent possible by negotiating commitments in U.S. dollars. Our inventory purchases are also subject to delays in delivery due to problems with shipping and docking facilities, as well as other problems associated with purchasing products abroad.

As previously discussed, in light of the shutdowns, quarantines and other restrictions and delays in operations and travel caused by or related to COVID-19 in Hong Kong, the PRC and the United States, the Company has experienced delays in shipping and receiving of products.

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

A significant portion of our sales are made by approximately 40 independent sales organizations, compensated by commission, which represents approximately 100 sales representatives, some of which have warehouses where USI Electric products are maintained for sale. In addition, the Company has established a national distribution system with eight regional stocking warehouses throughout the United States which generally enables customers to receive their orders the next day without paying for overnight freight charges. Our agreements with these sales organizations are generally cancelable by either party upon 30 days’ notice. We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business. Sales are also made directly by the officers and full-time employees of the Company and our USI Electric subsidiary, seven of whom have other responsibilities for the Company. Sales outside the United States are made by our officers and through exporters, and amounted to less than five percent of total net sales in fiscal years 2020 and 2019.

We also market our products through our website and through our own sales catalogs and brochures, which are mailed directly to trade customers. Our customers, in turn, may advertise our products in their own catalogs and brochures and in their ads in newspapers and other media. We also exhibit and sell our products at various trade shows, including the annual National Hardware Show.

Our backlog of orders as of March 31, 2020 was approximately $507,000. Our backlog as of March 31, 2019 was approximately $748,000. This decrease in backlog is primarily due to the timing of orders of our safety products.

Hong Kong Joint Venture

Through March 31, 2020 we held a fifty percent interest in Eyston Company Limited, the Hong Kong Joint Venture, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of certain of our electronic and electrical products. Effective, March 31, 2020 we sold our fifty percent interest in the Hong Kong Joint Venture in exchange for $4,000,000. The proceeds from the sale were used to reduce our trade accounts payable due to the Hong Kong Joint Venture by $4,000,000. In addition, the Company and the HKJV agreed to convert $839,831 of trade accounts payable to an interest only note payable requiring monthly interest only payments. In April, 2020 the Company and the HKJV formalized these terms into a note payable agreement with a maturity date of April 19, 2022. Subsequent to March 31, 2020 Eyston will continue to be the Company’s principal supplier of safety alarms and the Company will pay for these purchases upon evidence of shipment from the factory. During the fiscal years ended March 31, 2020 and 2019, 82.7% and 87.2%, respectively, of our total inventory purchases were made from Eyston.

Other Suppliers

Certain private label products are manufactured for us by other foreign suppliers. We believe that our relationships with our suppliers are good. The loss of any of our suppliers would have a short-term adverse effect on our operations, but replacement sources for these other suppliers could be developed.

Competition

In fiscal years 2020 and 2019, sales of safety products accounted for substantially all of our total sales. In the sale of smoke alarms and carbon monoxide alarms, we compete in all of our markets with First Alert and Walter Kidde Portable Equipment, Inc. These companies have greater financial resources and financial strength than we have. However, we believe that our safety products compete favorably in the market primarily on the basis of styling, features and pricing.

The safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Employees

As of March 31, 2020, we had thirteen employees, nine of whom are engaged in administration and sales, and the balance of whom are engaged in product development. Our employees are not unionized, and we believe that our relations with our employees are satisfactory.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Effective October, 2018, we extended our operating lease for a 15,000 square foot office and warehouse located in Baltimore County, Maryland to expire in April 2022. Monthly rental expense, with common area maintenance, currently approximates $14,500 and increases 2.5% per year.

Effective March 2003, we entered into an operating lease for office space in Naperville, Illinois. This lease, consisting of 3,400 square feet, was renewed in November 2019 and extends through February 2021. The monthly rental, with common area maintenance, approximated $5,500 per month during the current fiscal year and is subject to increasing rentals of 3% per year.

The Company believes that its current facilities are currently suitable and adequate.

ITEM 3.	LEGAL PROCEEDINGS

From time to time the Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

Harvey B. Grossblatt	73	President, and Chief Executive Officer

James B. Huff	68	Chief Financial Officer, Secretary and Treasurer

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

Market for Common Stock

Our common stock, $.01 par value (the “Common Stock”) trades on the NYSE MKT LLC exchange, under the symbol UUU. As of March 31, 2020, there were 141 record holders of the Common Stock. The closing price for the Common Stock on that date was $0.38. We have not paid any cash dividends on our common stock, and it is our present intention to retain all cash flow for use in future operations. The following table sets forth the high and low prices for the Common Stock for each full quarterly period during the fiscal years indicated.

Fiscal Year Ended March 31, 2020
First Quarter	High	$1.39
	Low	$1.15

Second Quarter	High	$1.33
	Low	$0.81

Third Quarter	High	$1.03
	Low	$0.35

Fourth Quarter	High	$0.92
	Low	$0.30

Fiscal Year Ended March 31, 2019
First Quarter	High	$3.50
	Low	$1.05

Second Quarter	High	$2.65
	Low	$1.15

Third Quarter	High	$2.12
	Low	$0.98

Fourth Quarter	High	$1.95
	Low	$1.05

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We are in the business of marketing and distributing safety and security products which are primarily manufactured in the Peoples Republic of China. Our consolidated financial statements detail our sales and other operational results, and for the fiscal years ended March 31, 2020 and 2019 report the financial results of the Hong Kong Joint Venture (Eyston) that is accounted for using the equity method of accounting through the date of the sale of the Company’s 50% interest on March 31, 2020. Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2020 and 2019 relate to the operational results of the Company and its consolidated subsidiary only and includes the Company’s equity share of losses in the Hong Kong Joint Venture. A discussion and analysis of the Hong Kong Joint Venture’s operational results for these periods is presented below under the heading “Hong Kong Joint Venture.”

In light of the shutdowns, quarantines and other restrictions and delays in operations and travel caused by or related to COVID-19 in Hong Kong, the PRC and the United States, the Company has experienced delays in shipping and receiving of products.

As the Company’s products are sold primarily to the construction industry and do-it-yourself centers, restrictions and limitations imposed by the COVID-19 pandemic have had a negative impact on the Company’s sales. The Company is not yet able to quantify the full impact of the COVID-19 pandemic on its sales and financial results, but believes that the pandemic was a factor in significantly lower sales for the fourth quarter of its fiscal year ended March 31, 2020 when compared to sales for the 2019 period.

Our overall sales are primarily dependent upon the strength of the U.S. housing market. As stated elsewhere in this report, our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies); every downturn in new home construction and new home sales negatively impacts sales by our USI Electric subsidiary. Our operating results for the fiscal years ended March 31, 2020 and 2019 continue to be significantly impacted by the economic conditions of the U.S. housing market.

We further believe that the movement of the smoke and carbon monoxide alarm retail markets toward ten-year sealed alarms to comply with new laws passed in several states, including California and New York will benefit future sales including its line of ten-year sealed battery units, GFCI’s, and other electrical devices.

Comparison of Results of Operations for the Years Ended March 31, 2020 and 2019

Sales. In fiscal year 2020, our net sales are $14,803,024 compared to sales in the prior year of $17,588,040, a decrease of $2,785,016 (15.8%). The decrease in sales is primarily attributable to reduced sales to distributor customers reflecting generally reduced demand during the final three fiscal quarters of the fiscal year ended March 31, 2020.

Gross Profit. Gross profit percentage is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit percentage for the fiscal year ended March 31, 2020 was 25.4% compared to 31.6% in fiscal 2019. The decrease in 2020 gross margin is attributed to the mix of products sold.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased to $4,628,881 in fiscal 2020 from $4,864,522 in fiscal 2019. As a percentage of net sales, these expenses were 31.3% for the fiscal year ended March 31, 2020 and 27.6% for the fiscal year ended March 31, 2019. These expenses increased as a percentage as they do not decrease in direct proportion to decreases in sales. These expenses decreased as a dollar amount due primarily to decreases in insurance, salaries expense, freight, and commissions.

Research and Development. Research and development expense for the fiscal year ended March 31, 2020 was $691,886, of which approximately $200,000 was for new product development. Research and development expense for the fiscal year ended March 31, 2019 was $502,845, of which approximately $100,000 was for new product development. The increase in overall research and development expense for the 2020 period compared to the 2019 period was due to increased independent testing of products.

Interest Expense (Net). For the fiscal years ended March 31, 2020 and 2019, the Company incurred net interest expense of $409,703 and $484,953, respectively, related to borrowing costs associated with interest paid on amounts borrowed from our factor and on extended trade payables due to the Hong Kong Joint Venture. The decrease in interest expense resulted from reduced borrowing during the fiscal year ended March 31, 2020 to fund inventory purchases and operating cash requirements.

Income Taxes. For the fiscal years ended March 31, 2020 and 2019 our statutory Federal tax rate was 21.0%. The Company has accumulated net operating losses and other income tax credits for which a full valuation allowance has been established. Accordingly, income taxes or deferred income tax benefits indicated by the provision for income taxes as shown on the Consolidated Statements of Operations for the fiscal years ended March 31, 2020 and 2019 varies from the expected statutory rate. Footnote G to the financial statements provides a reconciliation of the amount of tax that would be expected at statutory rates and the amount of tax expense or benefit provided at the effective rate of tax for each fiscal period.

Net Loss. We reported a net loss of $5,813,891 for the fiscal year 2020, compared to a net loss of $1,347,986 for fiscal 2019, an increase of $4,465,905 (331.3%) in the net loss. The increase in the net loss is primarily due to the loss arising from the sale of the Company’s interest in the Hong Kong Joint Venture, the Company’s interest in the loss from investment in the Hong Kong joint venture’s operations during the fiscal year ended March 31, 2020, and operating losses.

See “Hong Kong Joint Venture” below for further discussion regarding the operations of the Hong Kong Joint Venture.

Financial Condition, Liquidity and Capital Resources

The Company had net losses of $5,813,891 and $1,347,986 for the years ended March 31, 2020 and 2019, respectively. As of March 31, 2020, working capital (computed as the excess of current assets over current liabilities) increased by $2,705,185 from $2,354,313 on March 31, 2019, to $5,059,498 on March 31, 2020.

Our operating activities provided cash of $9,248 for the year ended March 31, 2020. There was a decrease in the accounts payable due to the Hong Kong Joint Venture and accrued expenses of $356,096, and the decrease in the operating lease liability of $156,250. In addition the Company had a net loss of $5,813,891 which includes a non-cash loss from operations of the Hong Kong Joint Venture of $1,369,655 and the non-cash loss on the sale of our ownership interest in the Hong Kong Joint Venture of $2,472,620. Operating cash was provided as accounts receivable and amounts due from factor decreased by $568,879 and inventories decreased by $1,728,346. Our operating activities provided cash of $5,874 for the year ended March 31, 2019 principally as a result of the increase in the accounts payable due to the Hong Kong Joint Venture and accrued expenses of $1,642,022. This was partially offset by a net loss of $1,347,986 which includes a non-cash loss of the Hong Kong Joint Venture of $1,049,897. In addition to the net loss, operating cash decreased as accounts receivable and amounts due from factor increased by $130,614 and inventories increased by $1,360,413.

Our investing activities did not provide or use cash during the fiscal years ended March 31, 2020 or 2019.

Financing activities used cash of $289,926 during the fiscal year ended March 31, 2020 as a result of the net repayment of amounts due to our Factor. Financing activities provided cash of $240,437 during the fiscal year ended March 31, 2019 as a result of net advances against trade accounts receivable provided by our factor.

Our overall sales are primarily dependent upon the strength of the U.S. housing market. As stated elsewhere in this report, our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies); every downturn in new home construction and new home sales negatively impacts sales by our USI Electric subsidiary. Our operating results for the fiscal years ended March 31, 2020 and 2019 continue to be significantly impacted by the economic conditions of the U.S. housing market. The improved line of sealed smoke and carbon monoxide alarms began selling during the fiscal year ended March 31, 2017 and management expects sales will improve as these items gain acceptance in the market. Management believes that with an improved housing market and sales of our sealed products, the Company will improve profitability.

Management expects our product offerings including sealed battery alarm and ground fault circuit interrupter products will compete on price and functionality with similar products offered by our larger competitors. While we believe there will be market acceptance of our products we cannot be assured of this. Should our products not achieve the level of acceptance we anticipate, this will have a significant impact on our future operations, and our sales may decline, potentially impacting our ability to continue operating in our current fashion.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under our Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $738,000 at March 31, 2020.

The Company sold its fifty percent ownership in the Hong Kong Joint venture effective March 31, 2020. The non-cash proceeds from the sale were used to reduce our trade accounts payable due to the Hong Kong Joint venture by $4,000,000. In addition, the Company and the HKJV agreed to convert $839,831 of trade accounts payable to an interest only note payable. In April, 2020 the Company and the HKJV formalized these terms into a note payable agreement with a maturity date of April 19, 2022. Until March 31, 2020 we had secured extended payment terms for purchases up to $4,000,000 from our Hong Kong Joint Venture for the purchase of sealed battery alarms. These amounts were unsecured, incurred interest at 5.5% per annum, and provided for repayment terms of 120 days for each purchase. Subsequent to March 31, 2020, Eyston will continue to be the Company’s principal supplier of safety alarms and the Company will pay for these purchases upon evidence of shipment from the factory.

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s line of sealed battery ionization smoke alarms, carbon monoxide products, and ground fault circuit interrupters. In addition, effective March 31, 2020, the Company sold its ownership interest in the Hong Kong Joint Venture reducing its current liabilities due to the Hong Kong Joint Venture by $4,000,000. Subsequent to March 31, 2020 the Company has seen positive results on this plan due to increased sales of its product offerings to a major home improvement retailer during the second quarter of the Company’s fiscal year ending March 31, 2021. The increase in sales to the major home improvement retailer has resulted in significant additional availability under the provisions of the Company’s facility with its Factor. Management expects this sales growth to continue going forward. In May, 2020 the Company received a Paycheck Protection Program loan of $221,400 under the CARES Act and expects the loan will be forgiven in compliance with the provisions of the Act. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs for the next twelve months following the issuance date of this report. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

Hong Kong Joint Venture

In fiscal year 2020, sales of the Hong Kong Joint Venture were $8,054,070 compared to $13,252,710 in fiscal 2019. The decline in sales is primarily due to decrease sales to the Company. During the fiscal year ended March 31, 2020, sales to the Company decreased compared to the prior year by approximately $3,700,000.

Gross margins of the Hong Kong Joint Venture for fiscal year 2020 decreased to 3.4% from 13.0% in the prior fiscal year. The primary reason for the decrease is the absorption of fixed production costs due to an insufficient volume of sales to the Company and others.

Selling, general and administrative expenses of the Hong Kong Joint Venture for fiscal 2020 were $4,186,690, compared to $4,141,982 in the prior fiscal year. As a percentage of sales, these expenses were 52.0% and 31.3%, respectively, for the fiscal years ended March 31, 2020 and 2019. Selling, general and administrative expenses were higher as a percentage as certain fixed costs do not decrease proportionally with decreased sales.

Investment income and interest income, net of interest expense, was $261,349 for fiscal year 2020, compared to $336,946 for fiscal year 2019 principally due to an increase in interest earned on trade accounts receivable due from the Company.

The net loss was $3,235,107 for fiscal year 2020 compared to a net loss of $1,791,405 for the fiscal year ended March 31, 2019. The net loss for fiscal 2020 and 2019 was primarily due to sales that are insufficient to cover fixed general and administrative cost.

Related Party Transactions

Pursuant to its written charter, the Audit Committee of the Board of Directors of the Company reviews and approves all transactions with related persons that are required to be disclosed under applicable regulation. During the fiscal year ended March 31, 2020 and 2019, inventory purchases and other company expenses of approximately $999,000 and $1,723,000, respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives travel mileage and other credit card benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2020 and 2019 amounted to $136,876 and $168,826, respectively, and the amount outstanding at March 31, 2020 and 2019 is $27,102 and $55,321, respectively.

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

Our Chief Financial Officer, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2020 because of the material weakness in internal control over financial reporting as discussed below.

Material weaknesses arose in our oversight of the accounting function as well as the disclosure controls and procedures of the Hong Kong Joint Venture (HKJV). The HKJV is a material component of the Company’s consolidated financial statements during the period covered by this report. Effective March 31, 2020 the Company sold its interest in the HKJV, and accordingly, the sale of the Company’s interest in the HKJV will remediate the necessity to design and implement appropriate disclosure controls and procedures in subsequent reporting periods.

Changes in Internal Control over Financial Reporting.

Effective in the quarter ended March 31, 2020 the Company sold its interest in the ownership of its former Hong Kong Joint Venture. Accordingly, the sale of the Company’s interest in the HKJV will remediate the necessity to design and implement appropriate disclosure controls and procedures in subsequent reporting periods. There have been no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2020.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement filed pursuant to Regulation 14A and issued in conjunction with the 2020 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS

(a)1. Financial Statements.

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)
10.4	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.5	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.6	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747) ), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747) by addendum dated July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017, File No. 1-31747), by addendum dated July 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2018, File No. 1-31747), by addendum dated July 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2019, File No. 1-31747), and by addendum dated July 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2020, File No. 1-31747).
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 1-31747)
23.1	Independent Registered Public Accounting Firm’s Consent*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated August 10, 2020*
101

Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2020 and 2019; (ii) Consolidated Statements of Operations for the years ended March 31, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Loss for the years ended March 31, 2020 and 2019 (iv) Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the years ended March 31, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.

August 11, 2020	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey B. Grossblatt	President, Chief Executive Officer	August 11, 2020
Harvey B. Grossblatt	and Director

/s/ James B. Huff	Chief Financial Officer	August 11, 2020
James B. Huff	(principal financial officer and
principal accounting officer)

/s/ Cary Luskin	Director	August 11, 2020
Cary Luskin

/s/ Ronald A. Seff	Director	August 11, 2020
Ronald A. Seff

/s/ Ira Bormel	Director	August 11, 2020
Ira Bormel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Universal Security Instruments, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. and Subsidiary (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Philadelphia, Pennsylvania

August 11, 2020

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,
	2020	2019
CURRENT ASSETS
Cash	$93,794	$374,472
Accounts receivable:
Trade, less allowance for doubtful accounts	109,548	365,293
Receivables from employees	36,876	54,916
Receivable from Hong Kong Joint Venture	-	45,217
	146,424	465,426

Amount due from factor	2,300,109	2,549,986
Inventories – finished goods	5,123,959	6,852,305
Prepaid expenses	113,145	145,190

TOTAL CURRENT ASSETS	7,777,431	10,387,379

INVESTMENT IN HONG KONG JOINT VENTURE	-	8,441,889
INTANGIBLE ASSETS - NET	49,189	53,660
PROPERTY AND EQUIPMENT - NET	346,477	19,998
OTHER ASSETS	4,000	4,000

TOTAL ASSETS	$8,177,097	$18,906,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit – factor	$1,561,665	$1,851,591
Short-term portion of operating lease liability	158,578	-
Accounts payable – trade	505,904	616,444
Accounts payable – Eyston Company Ltd.	266,409	4,962,023
Accrued liabilities:
Accrued payroll and employee benefits	136,683	132,132
Accrued commissions and other	88,694	470,876

TOTAL CURRENT LIABILITIES	2,717,933	8,033,066

ACCOUNTS PAYABLE – Eyston Company Ltd. – noncurrent	839,831	-
LONG-TERM PORTION OF OPERATING LEASE LIABILITY	171,120	-
TOTAL LONG-TERM LIABILITIES	1,010,951	-
COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; 20,000,000 shares authorized, 2,312,887 shares issued and outstanding at March 31, 2020 and 2019	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(8,460,757)	(2,646,866)
Accumulated other comprehensive income	-	611,756
TOTAL SHAREHOLDERS’ EQUITY	4,448,213	10,873,860

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,177,097	$18,906,926

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2020	2019
Net sales	$14,803,024	$17,588,040
Cost of goods sold – acquired from Joint Venture	10,009,571	10,688,538
Cost of goods sold - other	1,034,599	1,345,271

GROSS PROFIT	3,758,854	5,554,231

Selling, general and administrative expense	4,628,881	4,864,522
Research and development expense	691,886	502,845

Operating (loss) income	(1,561,913)	186,864

Other expense:
Loss from investment in Hong Kong Joint Venture	(3,842,275)	(1,049,897)
Interest expense, net	(409,703)	(484,953)

Loss before income taxes	(5,813,891)	(1,347,986)

Income tax benefit	-	-

NET LOSS	$(5,813,891)	$(1,347,986)

Loss per share:
Basic and diluted	$(2.51)	$(0.58)

Shares used in computing net loss per share:
Weighted average basis and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended March 31,
	2020	2019
NET LOSS	$(5,813,891)	$(1,347,986)

Other Comprehensive (Loss) Income Company’s Portion of Hong Kong Joint Venture’s Other Comprehensive (Loss) Income:
Currency translation loss	(134,151)	(542,062)
Unrealized (loss) gain on investment securities	(50,397)	10,572
Less: Reclassification adjustment for gain included in net loss	(427,208)	-
Total Other Comprehensive Loss	(611,756)	(531,490)

COMPREHENSIVE LOSS	$(6,425,647)	$(1,879,476)

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accum. Other Comprehensive Income	Total
Balance at April 1, 2018	2,312,887	$23,129	$12,885,841	$(1,298,880)	$1,143,246	$12,753,336

Currency translation loss					(542,062)	(542,062)

Unrealized gain on investment securities					10,572	10,572

Net loss				(1,347,986)		(1,347,986)

Balance at March 31, 2019	2,312,887	23,129	12,885,841	(2,646,866)	611,756	10,873,860

Currency translation loss					(134,151)	(134,151)
Unrealized loss on investment securities					(50,397)	(50,397)
Less: Reclassification adjustment for gain included in net loss					(427,208)	(427,208)
Net loss				(5,813,891)		(5,813,891)

Balance at March 31, 2020	2,312,887	$23,129	$12,885,841	$(8,460,757)	$-	$4,448,213

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(5,813,891)	$(1,347,986)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,690	20,058
Depreciation of right-of-use asset	156,250	-
Loss from investment in Hong Kong Joint Venture	3,842,275	1,049,897

Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable and amounts due from factor	568,879	(130,614)
Decrease (Increase) in inventories	1,728,346	(1,360,413)
Decrease in prepaid expenses	32,045	132,910
(Decrease) Increase in accounts payable and accrued expenses	(356,096)	1,642,022
Decrease in operating lease liability	(156,250)	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,248	5,874
FINANCING ACTIVITIES:
Net (repayment of) proceeds from line of credit - factor	(289,926)	240,437

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(289,926)	240,437

(DECREASE) INCREASE IN CASH	(280,678)	246,311

Cash at beginning of period	374,472	128,161

CASH AT END OF PERIOD	$93,794	$374,472

Supplemental information:
Interest paid	$496,250	$398,406
Income taxes paid	$-	$-
Supplemental disclosures of non-cash activities:
Right-of-use asset in exchange for operating lease liability	$485,948	-
Reduction in accounts payable – Eyston Company Ltd arising from the sale of the investment in the Hong Kong Joint Venture	$4,000,000	-

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Universal Security Instruments, Inc.’s (the “Company”) primary business is the sale of smoke alarms and other safety products to retailers, wholesale distributors and to the electrical distribution trade which includes electrical and lighting distributors as well as manufactured housing companies. The Company imports all of its safety and other products from foreign manufacturers. The Company, as an importer, is subject to tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions and currency fluctuations.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary USI Electric, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. In 1989 we formed Eyston Company Limited (Eyston), a limited liability company under the laws of Hong Kong, as a 50% joint venture partner with a Hong Kong-based partner, to manufacture various products in the Peoples Republic of China (the “Hong Kong Joint Venture”). Effective March 31, 2020 we sold our 50% interest in the Hong Kong Joint Venture in exchange for $4,000,000. We believe that our 50% ownership interest in the Hong Kong Joint Venture through the date of its sale on March 31, 2020 allowed us to significantly influence the operations of the Hong Kong Joint Venture. As such, we accounted for our interest in the operations of the Hong Kong Joint Venture using the equity method of accounting we have included our investment balance as a non-current asset through the date of sale. We have included our share of the Hong Kong Joint Venture’s loss in our consolidated statements of operations for fiscal years ended March 31, 2020 and 2019. The investment and earnings and losses were adjusted to eliminate intercompany profits through the date of its sale on March 31, 2020.

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

Disaggregation of Revenue: The Company presents below revenue associated with sales of products acquired from Eyston, the Hong Kong Joint Venture, separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the fiscal years ended March 31, 2020 and 2019 are as follows:

	Fiscal Year ended
	March 31, 2020	March 31, 2019
Sales of safety alarms acquired from Eyston	$13,098,923	$16,039,519
Sales of GFCI’s and ventilation fans	1,704,101	1,548,521
	$14,803,024	$17,588,040

Accounts Receivable: The Company assigns the majority of its trade receivables on a pre-approved non-recourse basis to Merchant Factors Corporation (Merchant or Factor) under a factoring agreement on an ongoing basis. Factoring charges recognized on assignment of receivables are deducted from revenue in the consolidated statements of operations and amounted to $118,141 and $132,137 for the years ended March 31, 2020 and 2019, respectively.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided. At March 31, 2020 and 2019, an allowance of $57,000 has been provided for uncollectible trade accounts receivable.

Inventories: Inventories are stated at the lower of cost (first in/first out method) or net realizable value. Included as a component of finished goods inventory are additional non-material costs. These costs include freight, import duty, tariffs, and inspection fees. Expenses incurred for inventory quality control in the amount of approximately $45,000 and $45,000, were absorbed in inventory for the fiscal years ended March 31, 2020 and 2019, respectively. We evaluate inventories on a quarterly basis and write down inventory that is considered obsolete or unmarketable in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.

Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The factors considered in performing this assessment include current operating results, anticipated future results, the manner in which the asset group is used and the effects of obsolescence, demand, competition and other economic factors. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these asset groups in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these asset groups. Impairment losses are recognized when the sum of expected future cash flows is less than the asset groups carrying value, and losses are determined based upon the excess carrying value of the asset group over its fair value. Based on this assessment, no impairment to long-lived assets resulted for fiscal years ended March 31, 2020 and 2019.

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

The Company follows Accounting Standards Codification (ASC) 740-10 that gives guidance to tax positions related to the recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.  Interest and penalties, if any, related to income tax matters are recorded as income tax expenses. See Note G, Income Taxes.

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

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $343,838 and $472,570 in fiscal years 2020 and 2019, respectively.

Foreign currency: The activity and accounts of the Hong Kong Joint Venture are denominated in Hong Kong dollars and are translated to US dollars. The Company translates the accounts of the Hong Kong Joint Venture at the applicable exchange rate in effect at the year-end date for assets and liabilities and at the average exchange rate for the reporting period for statement of operation purposes. The Company currently does not maintain cash in foreign banks to support its operations in Hong Kong.

The cumulative balance of currency translation, a component of accumulated other comprehensive income, amounted to $561,358 at March 31, 2019. The reclassification of the realized gain from other comprehensive income is included in the loss from investment in the Hong Kong Joint Venture in the Consolidated Statements of Operations.

Net Loss per Share: Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive) for the period. As a result of the net losses, the weighted average number of common shares outstanding is identical for the years ended March 31, 2020 and 2019 for both basic and diluted shares. In addition, there were no other securities outstanding during 2020 or 2019.

Recently Issued Accounting Standards: Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting.  This guidance expands the scope of accounting for share-based payment arrangements to include share-based payment transactions for acquiring goods and services from nonemployees. This guidance was adopted effective April 1, 2019 and did not have an effect on the financial statements of the Company at March 31, 2020.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less are accounted for similar to previous guidance for operating leases with the election of the practical expedient. The new standard requires lessors to account for leases using an approach that is substantially equivalent to previous guidance for sales-type leases, direct financing leases and operating leases. The Company adopted the standard on April 1, 2019, the date it became effective for public companies based on the Company’s fiscal year, using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to the accumulated deficit as of April 1, 2019 as a result of this adoption. Upon adoption, the Company elected the package of practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classification. The Company also elected the practical expedient provided in a subsequent amendment to the standard that removed the requirement to separate lease and non-lease components, provided certain conditions were met. (See Note F)

NOTE B – LIQUIDITY AND MANAGEMENT’S PLAN

The Company had net losses of $5,813,891 and $1,347,986 for the years ended March 31, 2020 and 2019, respectively.

As the Company’s products are sold primarily to the construction industry and do-it-yourself centers, restrictions and limitations imposed by the COVID-19 pandemic have had a negative impact on the Company’s sales. The Company is not yet able to quantify the full impact of the COVID-19 pandemic on its sales and financial results, but believes that the pandemic was a factor in significantly lower sales for the fourth quarter of its fiscal year ended March 31, 2020 when compared to sales for the 2019 period.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant. Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $738,000 at March 31, 2020.

The Company sold its fifty percent ownership in the Hong Kong Joint Venture effective March 31, 2020. The non-cash proceeds from the sale were used to reduce our trade accounts payable due to the Hong Kong Joint Venture by $4,000,000. In addition, the Company and the HKJV agreed to convert $839,831 of trade accounts payable to an interest only note payable. In April, 2020 the Company and the HKJV formalized these terms into a note payable agreement with a maturity date of April 19, 2022. Until March 31, 2020 the Company had secured extended payment terms for purchases up to $4,000,000 from our Hong Kong Joint Venture for the purchase of sealed battery alarms. These amounts were unsecured, incurred interest at 5.5% per annum, and provided for repayment terms of 120 days for each purchase. Subsequent to March 31, 2020 Eyston will continue to be the Company’s principal supplier of safety alarms and the Company will pay for these purchases upon evidence of shipment from the factory.

We anticipate, now that our complete line of sealed smoke and carbon monoxide alarms has been introduced, that these products will compete on price and functionality with similar products offered by our larger competitors. While we believe there will be market acceptance of our products we cannot be assured of this. Should our products not achieve the level of acceptance we anticipate this will have a significant impact on our future operations and potentially impact our ability to continue operations.

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s line of sealed battery ionization smoke alarms, carbon monoxide products, and ground fault circuit interrupters. In addition, effective March 31, 2020, the Company sold its ownership interest in the Hong Kong Joint Venture reducing its current liabilities due to the Hong Kong Joint Venture by $4,000,000. Subsequent to March 31, 2020 the Company has seen positive results on this plan due to increased sales of its product offerings to a major home improvement retailer during the second quarter of the Company’s fiscal year ending March 31, 2021. The increase in sales to the major home improvement retailer has resulted in significant additional availability under the provisions of the Company’s facility with its Factor. Management expects this sales growth to continue going forward. In May, 2020 the Company received a Paycheck Protection Program loan of $221,400 under the CARES Act and expects the loan will be forgiven in compliance with the provisions of the Act. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs for the next twelve months following the issuance date of this report. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

NOTE C – INVESTMENT IN THE HONG KONG JOINT VENTURE

The Company held a fifty percent interest in Eyston Company Limited, the Hong Kong Joint Venture, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of certain of our electronic and electrical products. The Company sold its fifty percent interest in the Hong Kong Joint Venture in exchange for $4,000,000. The Company recorded a loss related to the sale of the Company’s investment in the Hong Kong Joint Venture of $2,472,620, and a loss from its equity share of the Hong Kong Joint Venture’s net loss for the year ended March 31, 2020 of $1,369,655. The combined loss is recorded as the loss from investment in the Hong Kong Joint Venture on the Consolidated Statements of Operations for the year ended March 31, 2020. The proceeds of the sale were used to reduce our outstanding trade account payable balance owed to the Hong Kong Joint Venture. As of March 31, 2019, the Company had an investment balance of $8,441,889, respectively for its 50% interest in the Hong Kong Joint Venture. There are no material differences between US-GAAP and those used by the Hong Kong Joint Venture.

The following represents summarized financial information derived from the financial statements of the Hong Kong Joint Venture as of March 31, 2019 and for the years ended March 31, 2020 and 2019.

March 31,
2019
Current assets	$13,953,342
Property and other assets	5,949,528

Total assets	$19,902,870

Current liabilities	$2,344,644
Non-current liabilities	388,437

Equity	17,169,789

Total liabilities and equity	$19,902,870

	For the Year Ended March 31,
	2020	2019
Net Sales	$8,054,070	$13,252,710
Gross Profit	276,787	1,716,392
Net Loss	(3,235,107)	(1,791,405)

During the years ended March 31, 2020 and 2019, the Company purchased $7,335,646 and $10,982,518, respectively, of finished product from the Hong Kong Joint Venture, which represents 82.7% and 87.2%, respectively, of the Company’s total finished product purchases.

Effective March 31, 2020, the Company sold its fifty percent ownership interest in the Hong Kong Joint Venture and converted $839,831 of trade accounts payable due to the Hong Kong Joint Venture to an unsecured long-term interest only note payable in April 2020. Interest is based on the Shanghai Commercial Bank Limited in Hong Kong US Dollar prime rate published on the first day of each calendar month plus 2% (5.25% effective rate at March 31, 2020) and is payable monthly. The principal balance of $839,831 is due and payable on April 19, 2022. The Company has reflected this amount as a noncurrent liability at March 31, 2020 as the terms of sale were completed with the HKJV in connection with the sale. At March 31, 2019, the Company had outstanding $4,962,023 under an extended payment term agreement with the Hong Kong Joint Venture. The extended payment term agreement was canceled with the sale of the Company’s interest in the Hong Kong Joint Venture. The agreement previously had provided for extended payment terms for the purchase of inventory from the Hong Kong Joint Venture. Purchases under the agreement were limited to $4,000,000, incurred interest at 5.50%, are for a term of one hundred-twenty (120) days, and were unsecured. Dividends declared and paid by the Hong Kong Joint Venture, which amounted to $0 for the fiscal years ended March 31, 2020 and 2019, are first used to repay any outstanding balance on the agreement. The balance outstanding under this agreement at March 31, 2019 is $4,962,023 with $2,758,960 of this amount being beyond agreed repayment terms.

The Company’s investment in the Hong Kong Joint Venture at March 31, 2019, as recorded on the Company’s consolidated balance sheets and through the date of sale, has been adjusted for the effect of intercompany profit of the Hong Kong Joint Venture in the ending inventory of the Company.

NOTE D – SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

On January 15, 2015, the Company entered into an Agreement with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. Under the modified Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. Additional funding, characterized by Merchant as an over advance, may be provided up to one hundred percent (100%) of eligible accounts receivable. The over advance portion, if any, may not exceed fifty percent (50%) of eligible inventory up to a maximum of $500,000. The Agreement which was extended on January 7, 2020, expires on January 6, 2022, and provides for continuation of the program for successive two year periods until terminated by one of the parties to the Agreement. The amount available to borrow from Merchant is approximately $738,000 and $605,000 at March 31, 2020 and 2019, respectively. Advances on factored trade accounts receivable and borrowing on inventories are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (effective rate 5.25% at March 31, 2020 and 7.50% at March 31, 2019). Advances under the Agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance. At March 31, 2020 and 2019 there was $1,561,665 and $1,851,591 borrowed and outstanding under the factoring agreement.

Under the Agreement, the Company assigned receivables of $14,162,999 and $16,868,324 during the years ended March 31, 2020 and 2019, respectively. The uncollected balance of non-recourse receivables held by the factor amounted to $2,300,109 and $2,549,986 at March 31, 2020 and 2019. Collected cash maintained on deposit at March 31, 2020 and 2019 with the factor earns interest at the factor’s prime rate of interest less 2.5 percent (effective rate of 0.75% and 3.00% at March 31, 2020 and 2019, respectively.) There was no cash on deposit with the Factor at March 31, 2020 or 2019.

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

The estimated useful lives for financial reporting purposes are as follows:

Leasehold improvements	-	Shorter of term of lease or useful life of asset
Machinery and equipment	-	5 to 10 years
Furniture and fixtures	-	5 to 15 years
Computer equipment	-	5 years

Property and equipment consist of the following:

	March 31,
	2020	2019
Leasehold improvements	$652,670	$166,722
Machinery and equipment	190,400	190,400
Furniture and fixtures	261,292	261,292
Computer equipment	302,634	302,634
	1,406,996	921,048
Less accumulated depreciation and amortization	(1,060,519)	(901,050)
	$346,477	$19,998

Depreciation and amortization expense totaled $159,469, which includes $156,250 of amortization of right-of-use lease asset, and $15,587 for fiscal years ended March 31, 2020 and 2019, respectively. Right-of-use lease assets of $329,698, net, are included in leasehold improvements in Property and Equipment on the Consolidated Balance Sheets.

NOTE F - LEASES

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

During January 2009, the Company entered into an operating lease for its office and warehouse location in Owings Mills, Maryland which was set to expire in March 2019. In October, 2018, we extended this operating lease to expire in April 2022. This lease is subject to increasing rentals at 2.5% per year. In November 2019, the Company renewed its operating lease through February 2021 for a 3,400 square foot office in Naperville, Illinois. This lease is subject to increasing rentals at three percent (3.0%) per year.

Our operating leases for real estate are generally renewable with terms and conditions similar to the original lease. Rent expense, including common area maintenance, totaled $208,734 for the year ended March 31, 2019. Rent expense for short term operating leases amounted to $67,448 for the year ended March 31, 2020. None of the Company’s lease agreements contain any residual value guarantees or material restrictive covenants. As a result of the Company’s election of the package of practical expedients permitted within ASC 842, which among other things, allows for the carryforward of historical lease classification, all of the Company’s lease agreements in existence at the date of adoption that were classified as operating leases under ASC 840 have been classified as operating leases under ASC 842. Lease expense for payments related to the Company’s operating leases is recognized on a straight-line basis over the related lease term, which includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term and amounted to approximately $485,000 at the date of adoption. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of March 31, 2020, the Company had right-of-use assets of $329,698 and lease liabilities of $329,698 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the consolidated balance sheet. As of March 31, 2020 the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases were two years and 6.0%, respectively. During the fiscal year ended March 31, 2020, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $160,605, which is included as an operating cash outflow within the consolidated statements of cash flows. During the fiscal year ended March 31, 2020, the operating lease costs related to the Company’s operating leases was $160,605 which is included in operating costs and expenses in the consolidated statements of operations. During the fiscal year ended March 31, 2020, the Company did not enter into any lease agreements set to commence in the future and there were no newly leased assets for which a right-of use asset was recorded in exchange for a new lease liability, other than those lease assets recorded upon implementation.

The future minimum payments under operating leases were as follows at March 31, 2020:

2021	$171,462
2022	175,792
2023	14,670
Total operating lease payments	$361,924
Less: amounts representing interest	(32,226)
Present value of net operating lease payments	$329,698
Less: current portion	158,578
Long-term portion of operating lease obligations	$171,120

NOTE G – INCOME TAXES

The Company files its income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Income tax returns filed for the fiscal years ended March 31, 2019, 2018, and 2017 are considered open and subject to examination by tax authorities. Deferred income tax assets and liabilities are computed and recognized for those differences that have future tax consequences and will result in net taxable or deductible amounts in future periods. Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes. The deferred tax liabilities and assets for the Company result primarily from net operating loss and tax credit carry forwards, reserves and accrued liabilities.

At March 31, 2020, the Company has total net federal and state operating loss carry forwards of approximately $5,714,000, which expire in various amounts at dates from 2020 through 2034. There are certain limitations to the use and application of these items. Management reviews net operating loss carry forwards and income tax credit carry forwards to evaluate if those amounts are recoverable. After a review of projected taxable income and the components of the deferred tax assets in accordance with applicable accounting guidance it was determined that it is more likely than not that the tax benefits associated with the remaining components of the deferred tax assets will not be realized. This determination was made based on the Company’s history of losses from operations and the uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to their expiration. Accordingly, a valuation allowance was established to fully offset the value of the deferred tax assets. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses

The reconciliation between the statutory federal income tax provision and the actual effective tax provision is as follows:

	Years ended March 31,
	2020	2019
Federal benefit at statutory rate (21%) before loss carry-forward	$(1,220,917)	$(283,077)
Non-repatriated loss of Hong Kong Joint Venture	-	220,478
Permanent and other differences	7,646	14,581
State income tax benefit – net of federal effect	(72,000)	(8,437)
Expiration of tax credits	-	132,439

Change in deferred tax asset valuation allowance	1,285,271	(75,984)
	$-	$-

The individual components of the Company’s deferred tax assets are as follows:

	March 31,
	2020	2019
Deferred tax assets:
Accruals and allowances	$39,112	$42,055
Inventory uniform capitalization	18,544	17,316
Net operating loss carry forward	1,258,433	68,745
Foreign tax credit carry forward	169,511	72,213
Research and development tax credit carry forward	61,701	61,701
Allowance for unrealizable deferred tax assets	(1,547,301)	(262,030)
Net deferred tax asset	$-	$-

NOTE H - COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on consultation with legal counsel, that there are no outstanding material claims outside of the normal course of business.

The Company’s employment agreement with its CEO (the “CEO Agreement”) requires the Company to make certain post-employment payments to the CEO in the event of his termination following a change in control, death, disability, non-renewal, or resignation with “Good Reason” under terms of the CEO Agreement. Additionally, the CEO Agreement requires the Company to make post-employment payments, which can range from approximately $94,000 to $1,995,000, dependent upon the controlling event, as discussed above. In July, 2020, the Company renewed the CEO Agreement through July 31, 2021.

NOTE I - CONCENTRATIONS

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. As described in Note C, the Company purchased a majority of its products from the Hong Kong Joint Venture.

The Company had two different customers, one in each of the fiscal years that ended March 31, 2020 and 2019 that represented 10.3% and 12.2% of the Company’s net sales.

NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly Results of Operations (Unaudited):

The unaudited quarterly results of operations for fiscal years 2020 and 2019 are summarized as follows:

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
2020
Net sales	$4,343,291	$3,622,269	$3,223,678	$3,613,786
Gross profit	1,244,829	1,090,346	769,992	653,687
Net loss	(608,954)	(700,814)	(1,011,833)	(3,492,290)
Net loss per share:
Basic and diluted	(0.26)	(0.30)	(0.44)	(1.51)

2019
Net sales	$4,045,996	$4,526,252	$4,491,862	$4,523,930
Gross profit	1,240,144	1,456,492	1,061,378	1,796,217
Net loss	(438,833)	(121,324)	(516,993)	(270,836)
Net loss per share:
Basic and diluted	(0.19)	(0.05)	(0.22)	(0.12)

NOTE K – RETIREMENT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. All full-time employees who have completed 12 months of service are eligible to participate. Employees are permitted to contribute up to the amounts prescribed by law. The Company may provide contributions to the plan consisting of a matching amount equal to a percentage of the employee’s contribution, not to exceed four percent (4%). Employer contributions were $41,121 and $36,868 for the years ended March 31, 2020 and 2019, respectively.

NOTE L – RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2020 and 2019, inventory purchases and other company expenses of approximately $999,000 and $1,723,000, respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives mileage benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2020 and 2019 amounted to $136,876 and $168,826, respectively, and the amount outstanding at March 31, 2020 and 2019 is $27,102 and $55,321, respectively.

NOTE M – INTANGIBLE ASSETS - NET

Intangible assets consist of legal expenses of $89,434 incurred in obtaining and perfecting patents on newly developed detector technology and are capitalized for financial statement purposes. Upon issuance, patents are amortized on a straight-line basis over twenty years. Amortization expense for the fiscal year ended March 31, 2020 and 2019 was $4,471 and $4,472, respectively. Accumulated amortization at March 31, 2020 and 2019 was $40,245 and $35,774, respectively. Amortization expense for the next five years is expected to be $4,475 through 2025.

NOTE N– SHAREHOLDERS’ EQUITY

Under the terms of the Company’s 2011 Non-Qualified Stock Option Plan, 120,000 shares of common stock are reserved for the granting of stock options. There were no stock options outstanding at March 31, 2020 or 2019.