Form 10-Q
period 2020-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2020-08-19
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	UUU	NYSE MKT LLC

At August 19, 2020, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	June 30, 2020	March 31, 2020
ASSETS
CURRENT ASSETS
Cash	$278,234	$93,794

Accounts receivable:
Trade, less allowance for doubtful accounts	150,613	109,548
Other Receivables	141,029	-
Receivables from employees	34,974	36,876
	326,616	146,424

Amount due from factor	1,523,265	2,300,109
Inventories – finished goods	4,620,029	5,123,959
Prepaid expenses	151,436	113,145

TOTAL CURRENT ASSETS	6,899,580	7,777,431

INTANGIBLE ASSETS - NET	48,071	49,189
PROPERTY AND EQUIPMENT – NET	306,027	346,477
OTHER ASSETS	4,000	4,000

TOTAL ASSETS	$7,257,678	$8,177,097

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit – factor	$777,685	$1,561,665
Note payable - bank	221,400	-
Short-term portion of operating lease liability	161,655	158,578
Accounts payable - trade	302,683	505,904
Accounts payable – Eyston Company Ltd.	-	266,409
Accrued liabilities:
Accrued payroll and employee benefits	118,522	136,683
Accrued commissions and other	95,918	88,694

TOTAL CURRENT LIABILITIES	1,677,863	2,717,933

NOTE PAYABLE – Eyston Company Ltd.	1,081,440	-
ACCOUNTS PAYABLE – Eyston Company Ltd. - noncurrent	-	839,831
LONG-TERM PORTION OF OPERATING LEASE LIABILITY	129,144	171,120
TOTAL LONG-TERM LIABILITIES	1,210,584	1,010,951

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at June 30, 2020 and March 31, 2020	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(8,539,739)	(8,460,757)

TOTAL SHAREHOLDERS’ EQUITY	4,369,231	4,448,213
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,257,678	$8,177,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2020	2019
Net sales	$2,940,768	$4,343,291
Cost of goods sold – acquired from Joint Venture	-	2,793,539
Cost of goods sold – other	1,863,625	304,923

GROSS PROFIT	1,077,143	1,244,829

Selling, general and administrative expense	986,669	1,236,839
Research and development expense	133,918	140,643

Operating loss	(43,444)	(132,653)

Other expense:
Loss from investment in Hong Kong Joint Venture	-	(368,964)
Interest expense	(35,538)	(107,337)

NET LOSS	$(78,982)	$(608,954)

Loss per share:
Basic and diluted	$(0.03)	$(0.26)

Shares used in computing loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,
	2020	2019
NET LOSS	$(78,982)	$(608,954)

Other Comprehensive Loss
Company’s portion of Hong Kong Joint Venture’s other comprehensive loss:
Currency translation	-	(100,773)
Unrealized loss on investment securities	-	(48,797)
Total Other Comprehensive Loss	-	(149,570)
COMPREHENSIVE LOSS	$(78,982)	$(758,524)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2020

(Unaudited)

	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at April 1, 2020	2,312,887	$23,129	$12,885,841	$(8,460,757)	$4,448,213

Net loss				(78,982)	(78,982)
Balance at June 30, 2020	2,312,887	$23,129	$12,885,841	$(8,539,739)	$4,369,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

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

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net Loss	$(78,982)	$(608,954)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,669	1,923
Loss from investment in Hong Kong Joint Venture	-	368,964
Changes in operating assets and liabilities:
Decrease in accounts receivable and amounts due from factor	596,652	521,414
Decrease (Increase) in inventories, prepaid expenses, and other	465,639	(620,468)
(Decrease) Increase in accounts payable and accrued expenses	(238,958)	342,457

NET CASH PROVIDED BY OPERATING ACTIVITIES	747,020	5,336

FINANCING ACTIVITIES:
Net repayment of Line of Credit – Factor	(783,980)	(156,210)
Note payable – Commercial Bank	221,400	-

NET CASH USED IN FINANCING ACTIVITIES	(562,580)	(156,210)

NET INCREASE (DECREASE) IN CASH	184,440	(150,874)

Cash at beginning of period	93,794	374,472

CASH AT END OF PERIOD	$278,234	$223,598

SUPPLEMENTAL INFORMATION:
Interest paid	$35,538	$107,290
Income taxes paid	-	-

Supplemental disclosures of non-cash activities:
Right-of-use asset in exchange for operating lease liability	$-	$485,948
Conversion of trade accounts payable to note payable	$1,081,440	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its wholly-owned subsidiary. Except for the condensed consolidated balance sheet as of March 31, 2020, which was derived from audited financial statements, the accompanying condensed consolidated financial statements are unaudited. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US-GAAP) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2020 audited financial statements filed with the Securities and Exchange Commission on Form 10-K on August 11, 2020. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Liquidity and Management Plans

The Company had a net loss of $78,982 for the three months ended June 30, 2020 and a net loss of $5,813,891 and $1,347,986 for the years ended March 31, 2020 and 2019, respectively. Working capital (computed as the excess of current assets over current liabilities) increased by $162,219 from $5,059,498 at March 31, 2020, to $5,221,717 at June 30, 2020.

As the Company’s products are sold primarily to the construction industry and do-it-yourself centers, restrictions and limitations imposed by the COVID-19 pandemic have had a negative impact on the Company’s sales. The Company is not yet able to quantify the full impact of the COVID-19 pandemic on its sales and financial results, but believes that the pandemic was a factor in significantly lower sales for the quarter ended June 30, 2020 when compared to sales for the 2019 period.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under our Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $695,000 at June 30, 2020.

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s line of sealed battery ionization smoke alarms, carbon monoxide products, and ground fault circuit interrupters. In addition, effective March 31, 2020, the Company sold its ownership interest in its former Hong Kong Joint Venture reducing its current liabilities due to the Hong Kong Joint Venture by $4,000,000. The Company has seen positive results on this plan due to increased sales of its product offerings to a major home improvement retailer during the second quarter of the Company’s fiscal year ending March 31, 2021. The increase in sales to the major home improvement retailer has resulted in significant additional availability under the provisions of the Company’s facility with its Factor. Management expects this sales growth to continue going forward. In May, 2020 the Company received a Paycheck Protection Program loan of $221,400 under the CARES Act and expects the loan will be forgiven in compliance with the provisions of the Act. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs for the next twelve months following the issuance date of this report. Cash flows and credit availability are expected to be adequate to fund operations for one year from the issuance date of this report.

Line of Credit – Factor

On January 15, 2015, the Company entered into the Agreement with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. Under the Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. Additional funding, characterized by Merchant as an over advance, may be provided up to one hundred percent (100%) of eligible accounts receivable. The over advance portion, if any, may not exceed fifty percent (50%) of eligible inventory up to a maximum of $500,000. The Agreement has been extended and now expires on January 6, 2022, and provides for continuation of the program for successive two year periods until terminated by one of the parties to the Agreement. As of June 30, 2020, the Company had borrowings of $777,685 under the Agreement, and the Company had remaining availability under the Agreement of approximately $695,000. Advances on factored trade accounts receivable are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 5.25% at June 30, 2020). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Disaggregation of Revenue

The Company presents below revenue associated with sales of products acquired from the Eyston Company Ltd. for separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the three months ended June 30, 2020 and 2019 are as follows:

	Three months ended
	June 30, 2020	June 30, 2019
Sales of products acquired from Eyston Company Ltd.	$2,454,835	$3,939,841
Sales of GFCI’s and ventilation fans	485,933	403,450
	$2,940,768	$4,343,291

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

Joint Venture

The Company held a fifty percent interest in Eyston Company Limited, the former Hong Kong Joint Venture, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of certain of our electronic and electrical products. The Company sold its fifty percent interest in the Hong Kong Joint Venture effective March 31, 2020. There are no material differences between US-GAAP and the basis of accounting used by the former Hong Kong Joint Venture for the period ended June 30, 2019. The following represents summarized balance sheet and income statement information of the former Hong Kong Joint Venture as of and for the three months ended June 30, 2019:

2019 (Unaudited)
Net sales	$3,149,100
Gross profit	161,680
Net loss	(808,833)
Total current assets	12,875,232
Total assets	18,982,477
Total current liabilities	2,159,436
Total liabilities	2,902,978

During the three months ended June 30, 2020 and 2019 the Company purchased $1,275,366 and $2,859,967, respectively, of products directly from the Hong Kong Joint Venture for resale. For the three months ended June 30, 2019 the Company decreased its equity in the net loss in the investment in the Joint Venture to reflect a decrease of $35,453 in inter-Company profit on purchases held by the Company in inventory.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At June 30, 2020 and March 31, 2020, an allowance of approximately $57,000 has been provided for uncollectible trade accounts receivable.

Loss per Common Share

Basic loss per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted loss per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three month periods ended June 30, 2020 or 2019. As a result, basic and diluted weighted average common shares outstanding are identical for the three periods ended June 30, 2020 and 2019.

Contingencies

From time to time, the Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows in future years.

Long-Term Note Payable – Eyston Company Ltd.

Effective March 31, 2020 the Company sold its fifty percent ownership interest in the Hong Kong Joint Venture. On April 19, 2020, the Company converted $1,081,440 of trade accounts payable due to the Hong Kong Joint Venture to an unsecured long-term note payable. Interest is based on the Shanghai Commercial Bank Limited in Hong Kong US Dollar prime rate published on the first day of each calendar month plus 2% (5.25% effective rate at June 30, 2020) and is payable monthly. The principal balance of $1,081,440 is due and payable on April 19, 2022.

Note Payable – Bank

On May 6, 2020, the Company received a Paycheck Protection Program loan under the CARES Act (Act) in the amount of $221,400. The loan bears interest at one percent and provides for monthly payments beginning in December, 2020 with a maturity of May 6, 2022. Under the provisions of the Act, if the proceeds of the loan are used for certain specified costs, repayment of the loan will be forgiven. Management expects the loan to be extinguished within one year from the balance sheet date, and accordingly, has classified the loan as a current liability.

Leases

The Company is a lessee in lease agreements for office space. Certain of the Company’s leases contain provisions that provide for one or more options to renew at the Company’s sole discretion. The Company’s leases are comprised of fixed lease payments, with its real estate leases including lease payments subject to a rate or index which may be variable. Certain real estate leases also include executory costs such as common area maintenance (non-lease component). As a practical expedient permitted under Accounting Standards Codification “ASC” 842, the Company has elected to account for the lease and non-lease components as a single lease component. Lease payments, which may include lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable lease amounts based on a rate or index (fixed in substance) as stipulated in the lease contract.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term and amounted to approximately $485,000 at the date of adoption. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of June 30, 2020, the Company had right-of-use assets of $290,799 and lease liabilities of $290,799 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the condensed consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the condensed consolidated balance sheet. As of June 30, 2020 the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases were 1.75 years and 6.0%, respectively. During the three months ended June 30, 2020, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $43,220, which is included as an operating cash outflow within the condensed consolidated statements of cash flows. During the three months ended June 30, 2020, the Company did not enter into any lease agreements set to commence in the future and there were no newly leased assets for which a right-of use asset was recorded in exchange for a new lease liability, other than those lease assets recorded upon implementation.

The future minimum payments under operating leases were as follows at June 30, 2020 for the fiscal year ending March 31, 2021:

2021 (remainder)	$128,242
2022	175,792
2023	14,670

Total operating lease payments	$318,704
Less: amounts representing interest	(27,905)
Present value of net operating lease payments	$290,799
Less: current portion	161,655
Long-term portion of operating lease obligations	$129,144

Recently Adopted Accounting Standards

Changes to US-GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s. Management determined that recently issued ASU’s did not have a material impact on the consolidated financial statements at June 30, 2020.

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

overview

We are in the business of marketing and distributing safety and security products. Our financial statements detail our sales and other operational results for the three month periods ended June 30, 2020 and 2019. Due to the sale of the Company’s interest in the Hong Kong Joint Venture effective March 31, 2020, the equity method financial results of the former Hong Kong Joint Venture are only included for the period ending June 30, 2019. Accordingly, the following discussion and analysis of the three month periods ended June 30, 2020 and 2019 relate to the operational results of the Company.

In light of the shutdowns, quarantines and other restrictions and delays in operations and travel caused by or related to COVID-19 in Hong Kong, the PRC and the United States, the Company may experience delays in shipping and receiving of products.

As the Company’s products are sold primarily to the construction industry and do-it-yourself centers, restrictions and limitations imposed by the COVID-19 pandemic have had a negative impact on the Company’s sales. The Company is not yet able to quantify the full impact of the COVID-19 pandemic on its sales and financial results, but believes that the pandemic was a factor in significantly lower sales for the quarter ended June 30, 2020 when compared to sales for the 2019 period.

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

Results of Operations

Three Months Ended June 30, 2020 and 2019

Sales. Net sales for the three months ended June 30, 2020 were $2,940,768 compared to $4,343,291 for the comparable three months in the prior year, a decrease of $1,402,523 (32.3%). Sales decreased principally due to reduced sales in the construction and retail segments due to the effects of the COVID-19 pandemic.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 36.6% and 28.7% of sales for the quarters ended June 30, 2020 and 2019, respectively. The Company was assessed and paid tariffs on imported products that were subsequently determined not to be subject to the tariffs. Accordingly, gross margins increased in the current period ended June 30, 2020, principally due to refunds of tariffs previously paid and lower tariff costs.

Expenses. Selling, general and administrative expenses were $986,669 for the three months ended June 30, 2020, compared to $1,236,839 for the comparable three months in the prior year. As a percentage of net sales, these expenses increased to 33.6% for the three month period ended June 30, 2020, from 28.5% for the 2019 period. These expenses increased as a percentage of net sales since selling, general, and administrative expenses do not fluctuate in direct proportion to sales.

Research and development expenses were $133,918 for the three month period ended June 30, 2020 compared to $140,643 for the comparable quarter of the prior year, a decrease of $6,725 (4.8%). The primary reason for the decrease is lower amounts paid to engineering consultants for services towards meeting revised smoke alarm testing standards.

Interest Expense. Our interest expense was $35,538 for the quarter ended June 30, 2020, compared to interest expense of $107,337 for the quarter ended June 30, 2019. Interest expense is primarily dependent upon the total amounts borrowed on average from the Factor and, in the prior year, extended trade payables due to the Hong Kong Joint Venture and on interest rates which vary with the prime rate of interest. Effective March 31, 2020, our interest in the Hong Kong Joint Venture was sold and the proceeds from the sale were used to reduce our indebtedness to the Hong Kong Joint Venture.

Net Loss. We reported a net loss of $78,982 for the quarter ended June 30, 2020, compared to a net loss of $608,954 for the corresponding quarter of the prior fiscal year, a $529,972 (87.0%) decrease in the net loss. The primary reason for the decrease in the net loss is the decrease in our equity in the net loss of the former Hong Kong Joint Venture, the refund of tariffs as discussed above, and the decrease in interest paid to the former Hong Kong Joint Venture.

Management Plans and Liquidity

The Company had a net loss of $78,982 for the three months ended June 30, 2020 and a net loss of $5,813,891 and $1,347,986 for the years ended March 31, 2020 and 2019, respectively. Working capital (computed as the excess of current assets over current liabilities) increased by $162,219 from $5,059,498 at March 31, 2020, to $5,221,717 at June 30, 2020.

In light of the shutdowns, quarantines and other restrictions and delays in operations and travel caused by or related to COVID-19 in Hong Kong, the PRC and the United States, the Company may experience delays in shipping and receiving of products.

As the Company’s products are sold primarily to the construction industry and do-it-yourself centers, restrictions and limitations imposed by the COVID-19 pandemic have had a negative impact on the Company’s sales. The Company is not yet able to quantify the full impact of the COVID-19 pandemic on its sales and financial results, but believes that the pandemic was a factor in significantly lower sales for the quarter ended June 30, 2020 when compared to sales for the 2019 period.

Our short-term borrowings to finance operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under our Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $695,000 at June 30, 2020.

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of the Company’s line of sealed battery ionization smoke alarms, carbon monoxide products, and ground fault circuit interrupters. In addition, effective March 31, 2020, the Company sold its ownership interest in the Hong Kong Joint Venture reducing its current liabilities due to the Hong Kong Joint Venture by $4,000,000. The Company has seen positive results on this plan due to increased sales of its product offerings to a major home improvement retailer during the second quarter of the Company’s fiscal year ending March 31, 2021. The increase in sales to the major home improvement retailer subsequent to June 30, 2020 has resulted in significant additional availability under the provisions of the Company’s facility with its Factor. Management expects this sales growth to continue going forward. In May, 2020 the Company received a Paycheck Protection Program loan of $221,400 under the CARES Act and expects the loan will be forgiven in compliance with the provisions of the Act. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs for the next twelve months following the issuance date of this report. Cash flows and credit availability is expected to be adequate to fund operations for at least one year from the issuance date of this report.

Operating activities provided cash of $747,020 for the three months ended June 30, 2020. This was primarily due to a decrease in accounts receivable and amounts due from factor of $596,652, a decrease in inventories, prepaid expenses and other of $465,639, and offset by a decrease in accounts payable and accrued expenses of $238,958, and a net loss of $78,982. Operating activities provided cash of $5,336 for the three months ended June 30, 2019. This was primarily due to a decrease in accounts receivable and amounts due from factor of $521,414, an increase in accounts payable and accrued expenses of $342,457, and offset by an increase in inventories, prepaid expenses and other of $620,468, and a net loss of $608,954. The net loss includes a non-cash loss from the investment in the Hong Kong Joint Venture of $368,964.

There were no investing activities for the three months ended June 30, 2020 or 2019.

Financing activities used cash of $562,580 and $156,210 during the three months ended June 30, 2020 and 2019, respectively, which is comprised of loan proceeds of $221,400 under the Paycheck Protection Program of the CARES Act for the three months ended June 30, 2020, and repayments, net of advances on the line of credit from our factor, of $783,980 and $156,210 for the periods ended June 30, 2020 and 2019, respectively.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as such item is defined in Rules 13a – 15(e) and 15d – 15(e) of the Exchange Act) that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures in accordance with applicable Securities and Exchange Commission guidance as of the end of the period covered by this quarterly report, and have concluded that disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

In previous reporting periods material weaknesses arose in our oversight of the accounting function as well as the disclosure controls and procedures of the Hong Kong Joint Venture (HKJV). The HKJV was a material component of the Company’s consolidated financial statements. The Company sold its 50% ownership interest in the HKJV effective March 31, 2020, and accordingly, considers that the above matter is no longer applicable as it relates to the Company’s disclosure controls and procedures. Other than the consequences of the sale of our interest in the Hong Kong Joint Venture, there have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 6.	EXHIBITS

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)

3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)

3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)

10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)

10.2	Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)

10.3	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)

10.4	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)

10.5	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747) ), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747), by addendum dated July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017, File No. 1-31747), and by addendum dated July 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2018, File No. 1-31747), and by addendum dated July 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2019, file No. 1-31747), and by addendum dated July 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2020, file No. 1-31747).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications*

99.1	Press Release dated August 19, 2020*

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and March 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2020 and 2019, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended June 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: August 19, 2020	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

		By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer