Form 10-Q
period 2020-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2020-11-09
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	UUU	NYSE MKT LLC

At November 6, 2020, the number of shares outstanding of the registrant’s common stock was 2,312,887.

2

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	(unaudited)	(audited)
	September 30, 2020	March 31, 2020
CURRENT ASSETS
Cash	$146,393	$93,794

Accounts receivable:
Trade, less allowance for doubtful accounts	21,729	109,548
Receivables from employees	35,557	36,876
	57,286	146,424
Amount due from factor	4,566,596	2,300,109
Inventories – finished goods	3,460,325	5,123,959
Prepaid expenses	162,057	113,145

TOTAL CURRENT ASSETS	8,392,657	7,777,431

INTANGIBLE ASSETS - NET	46,953	49,189
PROPERTY AND EQUIPMENT – NET	265,578	346,477
OTHER ASSETS	4,000	4,000

TOTAL ASSETS	$8,709,188	$8,177,097

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit – factor	$1,158,796	$1,561,665
Note payable - bank	221,400	-
Short-term portion of operating lease liability	173,625	158,578
Accounts payable - trade	560,103	505,904
Accounts payable – Eyston Company Ltd.	-	266,409
Accrued liabilities:
Accrued payroll and employee benefits	142,907	136,683
Accrued commissions and other	198,057	88,694

TOTAL CURRENT LIABILITIES	2,454,888	2,717,933

NOTE PAYABLE – Eyston Company Ltd.	1,081,440	-
ACCOUNTS PAYABLE – Eyston Company Ltd. - noncurrent	-	839,831
LONG-TERM PORTION OF OPERATING LEASE LIABILITY	77,784	171,120
TOTAL LONG-TERM LIABILITIES	1,159,224	1,010,951

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at September 30, 2020 and March 31, 2020	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(7,813,894)	(8,460,757)

TOTAL SHAREHOLDERS’ EQUITY	5,095,076	4,448,213
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,709,188	$8,177,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2020	2019
Net sales	$6,457,295	$3,622,269
Cost of goods sold – acquired from Joint Venture	-	2,278,601
Cost of goods sold – other	4,353,267	253,322

GROSS PROFIT	2,104,028	1,090,346

Selling, general and administrative expense	1,264,209	1,134,909
Research and development expense	91,750	176,733

Operating income (loss)	748,069	(221,296)

Other expense:
Loss from investment in Hong Kong Joint Venture	-	(373,827)
Interest expense	(22,224)	(105,691)

NET INCOME (LOSS)	$725,845	$(700,814)

Earnings (Loss) per share:
Basic and diluted	$0.31	$(0.30)

Shares used in computing earnings (loss) per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended September 30,
	2020	2019

Net sales	$9,398,063	$7,965,560
Cost of goods sold – acquired from Joint Venture	-	5,072,140
Cost of goods sold – other	6,216,892	558,245

GROSS PROFIT	3,181,171	2,335,175

Selling, general and administrative expense	2,250,878	2,371,748
Research and development expense	225,668	317,376

Operating income (loss)	704,625	(353,949)

Other expense:
Loss from investment in Hong Kong Joint Venture	-	(742,791)
Interest expense	(57,762)	(213,028)

NET INCOME (LOSS)	$646,863	$(1,309,768)

Earnings (Loss) per share:
Basic and diluted	$0.28	$(0.57)

Shares used in computing net earnings (loss) per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$725,845	$(700,814)	$646,863	$(1,309,768)
Other Comprehensive Loss
Company’s portion of Hong Kong Joint Venture’s other comprehensive loss:
Currency translation	-	(153,194)	-	(253,967)
Unrealized gain (loss) on investment securities	-	7,812	-	(40,985)
Total Other Comprehensive Loss	-	(145,382)	-	(294,952)
COMPREHENSIVE INCOME (LOSS)	$725,845	$(846,196)	$646,863	$(1,604,720)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at April 1, 2020	2,312,887	$23,129	$12,885,841	$(8,460,757)	$4,448,213
Net loss				(78,982)	(78,982)
Balance at June 30, 2020	2,312,887	$23,129	$12,885,841	$(8,539,739)	$4,369,231
Net income				725,845	725,845
Balance at September 30, 2020	2,312,887	$23,129	$12,885,841	$(7,813,894)	$5,095,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2019

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

*AOCI – Accumulated Other Comprehensive Income

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net Income (Loss)	$646,863	$(1,309,768)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,843	808
Loss from investment in Hong Kong Joint Venture	-	742,791
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable and amounts due from factor	(2,177,349)	940,750
Decrease (Increase) in inventories, prepaid expenses, and other	1,614,722	(181,382)
Increase in accounts payable and accrued expenses	144,989	138,201

NET CASH PROVIDED BY OPERATING ACTIVITIES	234,068	331,400

FINANCING ACTIVITIES:
Net repayment of Line of Credit – Factor	(402,869)	(666,314)
Note payable – Commercial Bank	221,400	-

NET CASH USED IN FINANCING ACTIVITIES	(181,469)	(666,314)

NET INCREASE (DECREASE) IN CASH	52,599	(334,914)

Cash at beginning of period	93,794	374,472

CASH AT END OF PERIOD	$146,393	$39,558

SUPPLEMENTAL INFORMATION:
Interest paid	$54,088	$171,098
Income taxes paid	-	-

Supplemental disclosures of non-cash activities:
Right-of-use asset in exchange for operating lease liability	$-	$485,948
Conversion of trade accounts payable to note payable	$1,081,440	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI, we, our, or the Company) and its wholly-owned subsidiary. Except for the condensed consolidated balance sheet as of March 31, 2020, which was derived from audited financial statements, the accompanying condensed consolidated financial statements are unaudited. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US-GAAP) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2020 audited financial statements filed with the Securities and Exchange Commission on Form 10-K on August 11, 2020. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Liquidity and Management Plans

As the Company previously reported, on August 31, 2020, the Company received a letter from NYSE American LLC (the “Exchange”) stating that the Exchange has determined that the Company is not in compliance with the Exchange’s continued listing requirements as the result of the Company’s failure to maintain stockholders’ equity of $6.0 million after reporting losses from continuing operations and/or net losses in its five most recent fiscal years. On September 23, 2020, the Company submitted to the Exchange the Company’s plan (the “Plan”) of actions the Company has taken or will take to regain compliance with the continued listing standards by February 28, 2022 (the “Plan Period”). On November 5, 2020, the Company received a letter from the Exchange advising the Company that the Exchange has accepted the Plan and granted the Plan Period through February 28, 2022. The Exchange will review the Company periodically to determine whether the Company is making progress consistent with the Plan. The Company is working diligently to execute its Plan to regain compliance with the Exchange’s continued listing requirements.

As our products are sold primarily to the construction industry and do-it-yourself centers, restrictions and limitations imposed by the COVID-19 pandemic have had an impact on the Company’s sales. We are not yet able to quantify the full impact of the COVID-19 pandemic on our sales and financial results, but we believe that during the first half of calendar 2020 (our fourth quarter of fiscal 2020 and first quarter of fiscal 2021) sales were negatively impacted by lower sales resulting from steps taken to combat the spread of COVID-19. Sales in our second fiscal quarter ended September 30, 2020 increased significantly when compared to sales for the 2019 period due to the Company’s ability to fill an order from inventory for a large national retailer new customer, when the national retailer’s usual supplier was unable to fill the order due to delays caused by the pandemic. We expect that this national retailer will continue to purchase products from the Company during our third fiscal quarter ending December 31, 2020. Our September quarter sales growth was also due to sales of two products to another large national retailer which purchased certain of our models as a 450 store test, which should be completed later this fiscal year. We anticipate that the sales growth anticipated through our fiscal quarter ending December 31, 2020, the associated increase in availability from the Factor resulting from these increased sales, and the funds received from the Paycheck Protection Program will provide sufficient working capital for the next twelve months following the date of this report. Our financial results were also positively impacted by a reduction in research and interest expenses for the six months ended September 30, 2020.

Our short-term borrowings to finance any operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of its Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under the Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on Merchant’s assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $2,985,000 at September 30, 2020.

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of our line of sealed battery ionization smoke alarms, carbon monoxide products, and ground fault circuit interrupters. The Company has seen positive results on this plan due to increased sales of its product offerings to a major home improvement retailer during the second quarter of our fiscal year ending March 31, 2021. The increase in sales to the major home improvement retailer has resulted in significant additional availability under the provisions of our facility with the Factor. Management anticipates this sales growth to continue going forward. In addition, effective March 31, 2020, we sold its ownership interest in its former Hong Kong Joint Venture reducing its current liabilities due to the Hong Kong Joint Venture by $4,000,000. Furthermore, in May, 2020 we received a Paycheck Protection Program loan of $221,400 under the CARES Act and expect the loan will be forgiven in compliance with the provisions of the Act. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, we anticipate that the Company should be able to meet its cash needs for the next twelve months following the issuance date of this report. Cash flows and credit availability are expected to be adequate to fund operations for one year from the issuance date of this report.

Line of Credit – Factor

On January 15, 2015, the Company entered into the Agreement with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. Under the Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. Additional funding, characterized by Merchant as an over advance, may be provided up to one hundred percent (100%) of eligible accounts receivable. The over advance portion, if any, may not exceed fifty percent (50%) of eligible inventory up to a maximum of $500,000. The Agreement has been extended and now expires on January 6, 2022, and provides for continuation of the program for successive two year periods until terminated by one of the parties to the Agreement. As of September 30, 2020, the Company had borrowings of $1,158,796 under the Agreement, and the Company had remaining availability under the Agreement of approximately $2,985,000. Advances on factored trade accounts receivable are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 5.25% at September 30, 2020). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Disaggregation of Revenue

The Company presents below revenue associated with sales of products acquired from Eyston Company Ltd. (Eyston) separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the three and six months ended September 30, 2020 and 2019 are as follows:

	Three months ended		Six months ended
	Sept. 30, 2020	Sept. 30, 2019	Sept. 30, 2020	Sept. 30, 2019
Sales of products acquired from Eyston	$5,821,498	$3,281,392	$8,276,333	$7,221,233
Sales of GFCI’s and ventilation fans	635,797	340,877	1,121,730	744,327
	$6,457,295	$3,622,269	$9,398,063	$7,965,560

Concentrations

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies.  The Company acquires all of the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. In addition, the Company had one customer in the fiscal quarter ended September 30, 2020 that represented 48.1% of the Company’s net sales. Sales to this one customer represented 33.0% of net sales for the six months ended September 30, 2020.

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

Joint Venture

The Company held a fifty percent interest in Eyston Company Limited, the former Hong Kong Joint Venture, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of certain of our electronic and electrical products. The Company sold its fifty percent interest in the Hong Kong Joint Venture effective March 31, 2020. There are no material differences between US-GAAP and the basis of accounting used by the former Hong Kong Joint Venture for the periods ended September 30, 2019. The following represents summarized balance sheet and income statement information of the former Hong Kong Joint Venture as of and for the six months ended September 30, 2019:

2019 (Unaudited)
Net sales	$4,919,756
Gross profit	368,790
Net loss	(1,496,807)
Total current assets	12,304,440
Total assets	18,281,656
Total current liabilities	2,267,448
Total liabilities	3,162,532

During the six months ended September 30, 2019 the Company purchased $4,528,333 of products directly from the Hong Kong Joint Venture for resale. For the six months ended September 30, 2019 the Company decreased its equity in the net loss in the investment in the Joint Venture to reflect an increase of $6,217 in inter-Company profit on purchases held by the Company in inventory.

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

The Company follows ASC 740-10 which provides guidance for tax positions related to the recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our condensed consolidated financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.  Interest and penalties, if any, related to income tax matters are recorded as income tax expenses.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At September 30, 2020 and March 31, 2020, an allowance of approximately $157,000 and $57,000, respectively, has been provided for uncollectible trade accounts receivable.

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings (loss) per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the six month periods ended September 30, 2020 or 2019. As a result, basic and diluted weighted average common shares outstanding are identical for the three and six months ended September 30, 2020 and 2019.

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

Long-Term Note Payable – Eyston Company Ltd.

Effective March 31, 2020 the Company sold its fifty percent ownership interest in the Hong Kong Joint Venture. On April 19, 2020, the Company converted $1,081,440 of trade accounts payable due to the Hong Kong Joint Venture to an unsecured long-term note payable. Interest is based on the Shanghai Commercial Bank Limited in Hong Kong US Dollar prime rate published on the first day of each calendar month plus 2% (5.25% effective rate at September 30, 2020) and is payable monthly. The principal balance of $1,081,440 is due and payable on April 19, 2022.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term and amounted to approximately $485,000 at the date of adoption. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of September 30, 2020, the Company had right-of-use assets of $251,409 and lease liabilities of $251,409 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the condensed consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the condensed consolidated balance sheet. As of September 30, 2020 the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases were 1.5 years and 6.0%, respectively. During the six months ended September 30, 2020, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $86,440, which is included as an operating cash outflow within the condensed consolidated statements of cash flows. During the six months ended September 30, 2020, the Company did not enter into any lease agreements set to commence in the future and there were no newly leased assets for which a right-of use asset was recorded in exchange for a new lease liability, other than those lease assets recorded upon implementation.

The future minimum payments under operating leases were as follows at September 30, 2020 for the fiscal year ending March 31, 2021:

2021 (remainder)	$83,736
2022	175,431
2023	29,340

Total operating lease payments	$288,507
Less: amounts representing interest	(37,098)
Present value of net operating lease payments	$251,409
Less: current portion	173,625
Long-term portion of operating lease obligations	$77,784

Recently Adopted Accounting Standards

Changes to US-GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s. Management determined that recently issued ASU’s did not have a material impact on the consolidated financial statements at September 30, 2020.

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

overview

We are in the business of marketing and distributing safety and security products. Our financial statements detail our sales and other operational results for the three and six month periods ended September 30, 2020 and 2019. Due to the sale of the Company’s interest in the Hong Kong Joint Venture effective March 31, 2020, the equity method financial results of the former Hong Kong Joint Venture are only included for the periods ended September 30, 2019. Accordingly, the following discussion and analysis of the three and six month periods ended September 30, 2020 and 2019 relate to the operational results of the Company.

In light of the shutdowns, quarantines and other restrictions and delays in operations and travel caused by or related to COVID-19 in Hong Kong, the PRC and the United States, the Company may experience delays in shipping and receiving of products.

As our products are sold primarily to the construction industry and do-it-yourself centers, restrictions and limitations imposed by the COVID-19 pandemic have had an impact on the Company’s sales. We are not yet able to quantify the full impact of the COVID-19 pandemic on our sales and financial results, but we believe that during the first half of calendar 2020 (our fourth quarter of fiscal 2020 and first quarter of fiscal 2021) sales were negatively impacted by lower sales resulting from steps taken to combat the spread of COVID-19. Sales in our second fiscal quarter ended September 30, 2020 increased significantly when compared to sales for the 2019 period due to the Company’s ability to fill an order from inventory for a large national retailer new customer, when the national retailer’s usual supplier was unable to fill the order due to delays caused by the pandemic. We expect that this national retailer will continue to purchase products from the Company during our third fiscal quarter ending December 31, 2020. Our September quarter sales growth was also due to sales of two products to another large national retailer which purchased certain of our models as a 450 store test, which should be completed later this fiscal year. We anticipate that the sales growth anticipated through our fiscal quarter ending December 31, 2020, the associated increase in availability from the Factor resulting from these increased sales, and the funds received from the Paycheck Protection Program will provide sufficient working capital for the next twelve months following the date of this report. Our financial results were also positively impacted by a reduction in research and interest expenses for the six months ended September 30, 2020.

The Company has developed products based on new smoke and gas detection technologies, with what the Company believes are improved sensing technology and product features. Most of our new technologies and features have been trademarked under the trade name IoPhic.

Changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact the cost of our products. All of our products are imported from the Peoples Republic of China (PRC). To date, only certain of our products such as Carbon Monoxide and Photoelectric alarms have been subjected to tariffs of 25%. We are monitoring these developments and will determine our strategies as additional information becomes available. Any increase in tariffs that is not offset by an increase in our sales prices could have an adverse effect on our business, financial position, results of operations or cash flows.

Results of Operations

Three Months Ended September 30, 2020 and 2019

Sales. Net sales for the three months ended September 30, 2020 were $6,457,295 compared to $3,622,269 for the comparable three months in the prior year, an increase of $2,835,026 (78.3%). Sales increased principally due to the Company’s ability to fill an order from inventory for a large national retailer new customer, when the national retailer’s usual supplier was unable to fill the order due to delays caused by the pandemic. The Company attributes the increased sales to the fact that the Company had significant inventory on hand prior to the beginning of the pandemic and was not adversely affected by decreased production by its suppliers.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 32.6% and 30.1% of sales for the quarters ended September 30, 2020 and 2019, respectively. The Company was assessed and paid tariffs on imported products that were subsequently determined not to be subject to the tariffs. Accordingly, gross margins are positively impacted in the current period ended September 30, 2020, principally due to refunds of tariffs previously paid and lower tariff costs.

Expenses. Selling, general and administrative expenses were $1,264,209 for the three months ended September 30, 2020, compared to $1,134,909 for the comparable three months in the prior year. As a percentage of net sales, these expenses decreased to 19.6% for the three month period ended September 30, 2020, from 31.3% for the 2019 period. These expenses decreased as a percentage of net sales since selling, general, and administrative expenses do not fluctuate in direct proportion to sales.

Research and development expenses were $91,750 for the three month period ended September 30, 2020 compared to $176,733 for the comparable quarter of the prior year, a decrease of $84,983 (48.1%). The primary reason for the decrease is lower amounts paid to engineering consultants for services towards meeting revised smoke alarm testing standards.

Interest Expense. Our interest expense was $22,224 for the quarter ended September 30, 2020, compared to interest expense of $105,691 for the quarter ended September 30, 2019. Interest expense is primarily dependent upon the total amounts borrowed on average from the Factor and, in the prior year, extended trade payables due to the Hong Kong Joint Venture and on interest rates which vary with the prime rate of interest. Effective March 31, 2020, our interest in the Hong Kong Joint Venture was sold and the proceeds from the sale were used to reduce our indebtedness to the Hong Kong Joint Venture.

Net Income (loss). We reported net income of $725,845 for the quarter ended September 30, 2020, compared to a net loss of $(700,814) for the corresponding quarter of the prior fiscal year, a $1,426,659 (203.6%) decrease in the net loss. The primary reason for the decrease in the net loss is increased sales in the current quarter, the decrease in our equity in the net loss of the former Hong Kong Joint Venture, the refund of tariffs as discussed above, and the decrease in interest paid to the former Hong Kong Joint Venture.

Six Months Ended September 30, 2020 and 2019

Sales. Net sales for the six months ended September 30, 2020 were $9,398,063 compared to $7,965,560 for the comparable six months in the prior period, an increase of $1,432,503 (18.0%). Sales increased principally due to the Company’s ability to fill an order from inventory for a large national retailer new customer, when the national retailer’s usual supplier was unable to fill the order due to delays caused by the pandemic. The Company attributes the increased sales to the fact that the Company had significant inventory on hand prior to the beginning of the pandemic and was not adversely affected by decreased production by its suppliers.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 33.8% for the period ended September 30, 2020 and 29.3% for the period ended September 30, 2019. The Company was assessed and paid tariffs on imported products that were subsequently determined not to be subject to the tariffs. Accordingly, gross margins are positively impacted in the current period ended September 30, 2020, principally due to refunds of tariffs previously paid and lower tariff costs.

Expenses. Selling, general and administrative expenses were $2,250,878 for the six months ended September 30, 2020 compared to $2,371,748 for the comparable six months in the prior year. As a percentage of sales, these expenses were 24.0% for the six month period ended September 30, 2020 and 29.7% for the comparable 2019 period. These expenses increased as a percentage of net sales since selling, general, and administrative expenses do not fluctuate in direct proportion to sales.

Research and development expenses were $225,668 for the six months ended September 30, 2020 compared to $317,376 for the comparable period of the prior year, a decrease of $91,708 (28.9%). The primary reason for the decrease is lower amounts paid to engineering consultants for services towards meeting revised smoke alarm testing standards.

Interest Expense. Our interest expense was $57,762 for the six months ended September 30, 2020, compared to interest expense of $213,028 for the six months ended September 30, 2019. Interest expense is dependent upon the total amounts borrowed on average from the Factor and on extended trade payables due to the Hong Kong Joint Venture and on interest rates which vary with the prime rate of interest. Effective March 31, 2020, our interest in the Hong Kong Joint Venture was sold and the proceeds from the sale were used to reduce our indebtedness to the Hong Kong Joint Venture.

Net Income (Loss). We reported net income of $646,863 for the six months ended September 30, 2020 compared to a net loss of $1,309,768 for the corresponding period of the prior fiscal year, a decrease in the net loss of $1,956,631 (149.4%). The primary reason for the decrease in the net loss is increased sales in the current quarter, the decrease in our equity in the net loss of the former Hong Kong Joint Venture, the refund of tariffs as discussed above, and the decrease in interest paid to the former Hong Kong Joint Venture.

Management Plans and Liquidity

As the Company previously reported, on August 31, 2020, the Company received a letter from NYSE American LLC (the “Exchange”) stating that the Exchange has determined that the Company is not in compliance with the Exchange’s continued listing requirements as the result of the Company’s failure to maintain stockholders’ equity of $6.0 million after reporting losses from continuing operations and/or net losses in its five most recent fiscal years. On September 23, 2020, the Company submitted to the Exchange the Company’s plan (the “Plan”) of actions the Company has taken or will take to regain compliance with the continued listing standards by February 28, 2022 (the “Plan Period”). On November 5, 2020, the Company received a letter from the Exchange advising the Company that the Exchange has accepted the Plan and granted the Plan Period through February 28, 2022. The Exchange will review the Company periodically to determine whether the Company is making progress consistent with the Plan. The Company is working diligently to execute its Plan to regain compliance with the Exchange’s continued listing requirements.

As our products are sold primarily to the construction industry and do-it-yourself centers, restrictions and limitations imposed by the COVID-19 pandemic have had an impact on the Company’s sales. We are not yet able to quantify the full impact of the COVID-19 pandemic on our sales and financial results, but we believe that during the first half of calendar 2020 (our fourth quarter of fiscal 2020 and first quarter of fiscal 2021) sales were negatively impacted by lower sales resulting from steps taken to combat the spread of COVID-19. Sales in our second fiscal quarter ended September 30, 2020 increased significantly when compared to sales for the 2019 period due to the Company’s ability to fill an order from inventory for a large national retailer new customer, when the national retailer’s usual supplier was unable to fill the order due to delays caused by the pandemic. We expect that this national retailer will continue to purchase products from the Company during our third fiscal quarter ending December 31, 2020. Our September quarter sales growth was also due to sales of two products to another large national retailer which purchased certain of our models as a 450 store test, which should be completed later this fiscal year. We anticipate that the sales growth anticipated through our fiscal quarter ending December 31, 2020, the associated increase in availability from the Factor resulting from these increased sales, and the funds received from the Paycheck Protection Program will provide sufficient working capital for the next twelve months following the date of this report. Our financial results were also positively impacted by a reduction in research and interest expenses for the six months ended September 30, 2020.

Our short-term borrowings to finance any operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of its Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under the Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on Merchant’s assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $2,985,000 at September 30, 2020.

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of our line of sealed battery ionization smoke alarms, carbon monoxide products, and ground fault circuit interrupters. The Company has seen positive results on this plan due to increased sales of its product offerings to a major home improvement retailer during the second quarter of our fiscal year ending March 31, 2021. The increase in sales to the major home improvement retailer has resulted in significant additional availability under the provisions of our facility with the Factor. Management anticipates this sales growth to continue going forward. In addition, effective March 31, 2020, we sold its ownership interest in its former Hong Kong Joint Venture reducing its current liabilities due to the Hong Kong Joint Venture by $4,000,000. Furthermore, in May, 2020 we received a Paycheck Protection Program loan of $221,400 under the CARES Act and expect the loan will be forgiven in compliance with the provisions of the Act. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, we anticipate that the Company should be able to meet its cash needs for the next twelve months following the issuance date of this report. Cash flows and credit availability are expected to be adequate to fund operations for one year from the issuance date of this report.

Operating activities provided cash of $234,068 for the six months ended September 30, 2020. This was primarily due to a decrease in inventories, prepaid expenses and other of $1,614,722, net income of $646,863, and an increase in accounts payable and accrued expenses of $144,989, offset by an increase in accounts receivable and amounts due from factor of $2,177,349. Operating activities provided cash of $331,400 for the six months ended September 30, 2019. This was primarily due to a decrease in accounts receivable and amounts due from factor of $940,750, an increase in accounts payable and accrued expenses of $138,201, and offset by an increase in inventories, prepaid expenses and other of $181,382, and a net loss of $1,309,768. The net loss includes a non-cash loss from the investment in the Hong Kong Joint Venture of $742,791.

There were no investing activities for the six months ended September 30, 2020 or 2019.

Financing activities used cash of $181,469 and $666,314 during the six months ended September 30, 2020 and 2019, respectively, which is comprised of loan proceeds of $221,400 under the Paycheck Protection Program of the CARES Act for the six months ended September 30, 2020, and repayments, net of advances on the line of credit from our factor, of $402,869 and $666,314 for the periods ended September 30, 2020 and 2019, respectively.

Critical Accounting Policies

In the notes to the consolidated financial statements, and in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K, we have disclosed those accounting policies that we consider to be significant in determining our results of Operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to accounting principles generally accepted in the U.S.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)
10.3	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.4	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.5	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747) ), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747), by addendum dated July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017, File No. 1-31747), and by addendum dated July 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2018, File No. 1-31747), and by addendum dated July 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2019, file No. 1-31747), and by addendum dated July 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2020, file No. 1-31747).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated November 9, 2020*
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and March 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended September 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: November 9, 2020	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer