Form 10-K
period 2021-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2021-07-08
CIK 102109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2021 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-31747

UNIVERSAL SECURITY INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	52-0898545
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

11407 Cronhill Drive, Suite A, Owings Mills, Maryland	21117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(410) 363-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	UUU	NYSE MKT LLC

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

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the New York Stock Exchange (NYSE MKT LLC) on September 30, 2020, was $3,923,658.

The number of shares of common stock outstanding as of July 5, 2021 was 2,312,887.

documents incorporated by reference

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2021 Annual Meeting of Shareholders.

UNIVERSAL SECURITY INSTRUMENTS, INC.

2021 ANNUAL REPORT ON FORM 10-K

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

In 1989 we formed Eyston Company Limited (Eyston), a limited liability company under the laws of Hong Kong, as a 50% joint venture partner with a Hong Kong-based partner, to manufacture various products in the Peoples Republic of China (the “Hong Kong Joint Venture”). Effective, March 31, 2020 we sold our 50% interest in Eyston, however Eyston continues to be the Company’s principal supplier of safety alarms. The Company imports almost all of its other products from foreign suppliers.

In light of the shutdowns, quarantines and other restrictions and delays in operations and travel caused by or related to COVID-19 in the PRC and the United States, the Company has experienced delays in shipping and receiving of products. As the Company’s products are sold primarily to the construction industry and do-it-yourself centers, restrictions and limitations imposed by the COVID-19 pandemic have had an impact on the Company’s sales We are not yet able to quantify the full impact of the COVID-19 pandemic on our sales and financial results, but we believe that during the first half of calendar 2020 (our fourth quarter of fiscal 2020 and first quarter of fiscal 2021) sales were negatively impacted by lower sales resulting from steps taken to combat the spread of COVID-19. Sales in our second and third fiscal quarters ended September 30, 2020, and December 31, 2020 increased significantly when compared to sales for the comparable 2019 periods due to the Company’s ability to fill orders from inventory for a large national retailer new customer, when the national retailer’s usual supplier was unable to fill the orders due to delays caused by the pandemic. Our sales growth was also due to sales of two products to another large national retailer which purchased certain of our models as a 1,350 store test, which were completed in the fourth quarter of the fiscal year ending March 31, 2021.

Our sales for the year ended March 31, 2021 were $17,520,151 compared to $14,803,024 for the year ended March 31, 2020. We reported net earnings of $268,343 in fiscal 2021 compared to a net loss of $5,813,891 in fiscal 2020, an increase in net earnings of $6,082,234 (104.6%). The net earnings for the fiscal year ended March 31, 2021 are attributed to increased sales and gross margins, and to the forgiveness of debt associated with the Paycheck Protection Program loan under the Cares Act. The net loss for the fiscal year ended March 31, 2020 is primarily due to the loss arising from the sale of the Company’s interest in the Hong Kong Joint Venture, the Company’s interest in the loss from investment in the Hong Kong joint venture’s operations, and operating losses from the Company’s domestic operations.

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

A significant portion of our sales are made by approximately 40 independent sales organizations, compensated by commission, which represents approximately 100 sales representatives, some of which have warehouses where USI Electric products are maintained for sale. In addition, the Company has established a national distribution system with eight regional stocking warehouses throughout the United States which generally enables customers to receive their orders the next day without paying for overnight freight charges. Our agreements with these sales organizations are generally cancelable by either party upon 30 days’ notice. We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business. Sales are also made directly by the officers and full-time employees of the Company and our USI Electric subsidiary, seven of whom have other responsibilities for the Company. Sales outside the United States are made by our officers and through exporters, and amounted to less than five percent of total net sales in fiscal years 2021 and 2020.

We also market our products through our website and through our own sales catalogs and brochures, which are mailed directly to trade customers. Our customers, in turn, may advertise our products in their own catalogs and brochures and in their ads in newspapers and other media. We also exhibit and sell our products at various trade shows, including the annual National Hardware Show.

Our backlog of orders as of March 31, 2021 was approximately $3,905,000. Our backlog as of March 31, 2020 was approximately $507,000. The increase in backlog is primarily due to delays in unloading of freight at California ports of entry caused by or related to COVID-19 issues.

Hong Kong Joint Venture

Through March 31, 2020 we held a fifty percent interest in Eyston Company Limited, the Hong Kong Joint Venture, which has manufacturing facilities in the People’s Republic of China, for the manufacturing of certain of our electronic and electrical products. Effective, March 31, 2020 we sold our fifty percent interest in the Hong Kong Joint Venture in exchange for $4,000,000. The proceeds from the sale were used to reduce our trade accounts payable due to the Hong Kong Joint Venture by $4,000,000. In addition, the Company and the HKJV agreed to convert $1,081,440 of trade accounts payable to an interest only note payable requiring monthly interest only payments. In April, 2020 the Company and the HKJV formalized these terms into a note payable agreement with a maturity date of April 19, 2022. Subsequent to March 31, 2020 Eyston will continue to be the Company’s principal supplier of safety alarms and the Company will pay for these purchases upon evidence of shipment from the factory. During the fiscal years ended March 31, 2021 and 2020, 77.6% and 82.7% of our total inventory purchases were made from Eyston, respectively.

Other Suppliers

Certain private label products are manufactured for us by foreign suppliers. We believe that our relationships with our suppliers are good. The loss of any of our suppliers would have a short-term adverse effect on our operations, but replacement sources for these other suppliers could be developed.

Competition

In fiscal years 2021 and 2020, sales of safety products accounted for substantially all of our total sales. In the sale of smoke alarms and carbon monoxide alarms, we compete in all of our markets with First Alert and Walter Kidde Portable Equipment, Inc. These companies have greater financial resources and financial strength than we have. However, we believe that our safety products compete favorably in the market primarily on the basis of styling, features and pricing.

The safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Employees

As of March 31, 2021, we had thirteen employees, nine of whom are engaged in administration and sales, and the balance of whom are engaged in product development. Our employees are not unionized, and we believe that our relations with our employees are satisfactory.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Effective October, 2018, we extended our operating lease for a 15,000 square foot office and warehouse located in Baltimore County, Maryland to expire in April 2022. Monthly rental expense, with common area maintenance, currently approximates $14,500 and increases 2.5% per year.

Effective March 2003, we entered into an operating lease for office space in Naperville, Illinois. This lease, consisting of 3,400 square feet, was renewed and extends through February 2022. The monthly rental, with common area maintenance, approximated $4,900 per month during the current fiscal year.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

Harvey B. Grossblatt	74	President, and Chief Executive Officer

James B. Huff	69	Chief Financial Officer, Secretary and Treasurer

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

Market for Common Stock

Our common stock, $.01 par value (the “Common Stock”) trades on the NYSE MKT LLC exchange, under the symbol UUU. As of March 31, 2021, there were 141 record holders of the Common Stock. The closing price for the Common Stock on that date was $6.75. We have not paid any cash dividends on our common stock, and it is our present intention to retain all cash flow for use in future operations. The following table sets forth the high and low prices for the Common Stock for each full quarterly period during the fiscal years indicated.

Fiscal Year Ended March 31, 2021
First Quarter	High	$1.38
	Low	$0.36

Second Quarter	High	$4.10
	Low	$0.75

Third Quarter	High	$13.94
	Low	$1.85

Fourth Quarter	High	$19.88
	Low	$4.73

Fiscal Year Ended March 31, 2020
First Quarter	High	$1.39
	Low	$1.15

Second Quarter	High	$1.33
	Low	$0.81

Third Quarter	High	$1.03
	Low	$0.35

Fourth Quarter	High	$0.92
	Low	$0.30

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We are in the business of marketing and distributing safety and security products which are primarily manufactured in the Peoples Republic of China. Our consolidated financial statements detail our sales and other operational results, and for the fiscal year ended March 31, 2020 report the financial results of the Hong Kong Joint Venture (Eyston) that is accounted for using the equity method of accounting through the date of the sale of the Company’s 50% interest on March 31, 2020. Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2021 and 2020 relate to the operational results of the Company and its consolidated subsidiary only and includes the Company’s equity share of losses in the Hong Kong Joint Venture up until the disposition of the Company’s 50% interest on March 31, 2020. A discussion and analysis of the Hong Kong Joint Venture’s operational results for the period ended March 31, 2020 is presented below under the heading “Hong Kong Joint Venture.”

In light of the shutdowns, quarantines and other restrictions and delays in operations and travel caused by or related to COVID-19 in the PRC and the United States, the Company has experienced delays in shipping and receiving of products. As the Company’s products are sold primarily to the construction industry and do-it-yourself centers, restrictions and limitations imposed by the COVID-19 pandemic have had an impact on the Company’s sales We are not yet able to quantify the full impact of the COVID-19 pandemic on our sales and financial results, but we believe that during the first half of calendar 2020 (our fourth quarter of fiscal 2020 and first quarter of fiscal 2021) sales were negatively impacted by lower sales resulting from steps taken to combat the spread of COVID-19. Sales in our second and third fiscal quarters ended September 30, 2020, and December 31, 2020 increased significantly when compared to sales for the comparable 2019 periods due to the Company’s ability to fill orders from inventory for a large national retailer new customer, when the national retailer’s usual supplier was unable to fill the orders due to delays caused by the pandemic. Our sales growth was also due to sales of two products to another large national retailer which purchased certain of our models as a 1,350 store test, which were completed in the fourth quarter of the fiscal year ending March 31, 2021.

Our overall sales are primarily dependent upon the strength of the U.S. housing market. As stated elsewhere in this report, our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies); every downturn in new home construction and new home sales negatively impacts sales by our USI Electric subsidiary. Our operating results for the fiscal years ended March 31, 2021 and 2020 continue to be significantly impacted by the economic conditions of the U.S. housing market.

We further believe that the movement of the smoke and carbon monoxide alarm retail markets toward ten-year sealed alarms to comply with new laws passed in several states, including California and New York will benefit future sales including its line of ten-year sealed battery units, GFCI’s, and other electrical devices. The importation of wiring devices, carbon-monoxide alarms, and photo-electric alarms are currently subject to tariffs of 25%.

Comparison of Results of Operations for the Years Ended March 31, 2021 and 2020

Sales. In fiscal year 2021, our net sales were $17,520,151 compared to sales in the prior year of $14,803,024, an increase of $2,717,127 (18.4%). The increase in sales was primarily due to increased sales to new retail customers reflecting demand attributable to disruptions in the supply chain of those retail customers caused by or related to COVID 19 issues.

Gross Profit. Gross profit percentage is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit percentage for the fiscal year ended March 31, 2021 was 32.2% compared to 25.4% in fiscal 2020. The increase in 2021 gross margin is attributed to the increase in demand and to refunds of tariffs paid in prior periods.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $5,034,380 in fiscal 2021 from $4,628,881 in fiscal 2020. As a percentage of net sales, these expenses were 28.7% for the fiscal year ended March 31, 2021 and 31.3% for the fiscal year ended March 31, 2020. These expenses decreased as a percentage of net sales as they do not increase in direct proportion to increases in sales. These expenses increased as a dollar amount due primarily to increases in insurance and commissions.

Research and Development. Research and development expense for the fiscal year ended March 31, 2021 was $471,545. Research and development expense for the fiscal year ended March 31, 2020 was $691,886. The decrease in overall research and development expense for the 2021 period compared to the 2020 period was due to decreased independent testing of products.

Interest Expense (Net). For the fiscal years ended March 31, 2021 and 2020, the Company incurred net interest expense of $86,841 and $409,703, respectively, related to borrowing costs associated with interest paid on amounts borrowed from our factor and on extended trade payables due to Eyston Company Ltd. The decrease in interest expense resulted from reduced borrowing from Eyston Company Ltd. and reduced borrowing from our factor during the fiscal year ended March 31, 2021 to fund inventory purchases and operating cash requirements.

Income Taxes. For the fiscal years ended March 31, 2021 and 2020 our statutory Federal tax rate was 21.0%. The Company has accumulated net operating losses and other income tax credits for which a full valuation allowance has been established. Accordingly, income taxes or deferred income tax benefits indicated by the provision for income taxes as shown on the Consolidated Statements of Operations for the fiscal years ended March 31, 2021 and 2020 varies from the expected statutory rate. Footnote G to the financial statements provides a reconciliation of the amount of tax that would be expected at statutory rates and the amount of tax expense or benefit provided at the effective rate of tax for each fiscal period.

Net Income (Loss). We reported net income of $268,343 for the fiscal year 2021, compared to a net loss of $5,813,891 for fiscal 2020, a decrease of $6,082,234 (104.6%) in the net loss. The decrease in the net loss is primarily due to recording the loss arising from the sale of the Company’s interest in the Hong Kong Joint Venture, and the Company’s interest in the loss from investment in the Hong Kong joint venture’s operations during the fiscal year ended March 31, 2020. Also contributing to the decrease in the net loss for the Fiscal year ended March 31, 2021 were higher sales, increased gross profit, the forgiveness of $221,400 of debt related to the Paycheck Protection Program under the CARES Act, reduced expenditures in research and development of approximately $220,000, and a reduction in interest expense of approximately $323,000 for the fiscal year ended March 31, 2021.

See “Hong Kong Joint Venture” below for further discussion regarding the operations of the Hong Kong Joint Venture.

Financial Condition, Liquidity and Capital Resources

The Company had net income of $268,343 and a net loss of $5,813,891 for the years ended March 31, 2021 and 2020, respectively. As of March 31, 2021, working capital (computed as the excess of current assets over current liabilities) increased by $505,103 from $5,059,498 on March 31, 2020, to $5,564,601 on March 31, 2021.

Our operating activities provided cash of $1,388,172 for the year ended March 31, 2021. Operating activities provided cash principally from a decrease in inventories of $942,766, an increase in accounts payable and accrued expenses of $751,252, net income of $268,343, plus non-cash depreciation of an operating lease asset of $158,576, and an increase in the allowance for doubtful accounts receivable of $100,000. Operating activities used cash principally from an increase in prepaid expenses of $223,554, a decrease in the operating lease liability of $158,576, an increase in accounts receivable and amounts due from factor of $236,930, less non-cash forgiveness of $221,400 from the Paycheck Protection Program Loan under the CARES Act. For the fiscal year ended March 31, 2020 there was a decrease in the accounts payable due to the Hong Kong Joint Venture and accrued expenses of $356,096, and the decrease in the operating lease liability of $156,250. In addition the Company had a net loss of $5,813,891 which includes a non-cash loss from operations of the Hong Kong Joint Venture of $1,369,655 and the non-cash loss on the sale of our ownership interest in the Hong Kong Joint Venture of $2,472,620. Operating cash was provided as accounts receivable and amounts due from factor decreased by $568,879 and inventories decreased by $1,728,346.

Our investing activities did not provide or use cash during the fiscal years ended March 31, 2021 or 2020.

Financing activities used cash of $1,321,362 and $289,926 during the fiscal years ended March 31, 2021 and 2020, respectively, as a result of the net repayment of amounts due to our Factor

Our overall sales are primarily dependent upon the strength of the U.S. housing market. As stated elsewhere in this report, our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies); every downturn in new home construction and new home sales negatively impacts sales by our USI Electric subsidiary. Our operating results for the fiscal years ended March 31, 2021 and 2020 continue to be significantly impacted by the economic conditions of the U.S. housing market. Management believes that with an improved housing market and sales of our sealed products, the Company will improve profitability.

Management expects our product offerings including sealed battery alarm and ground fault circuit interrupter products will compete on price and functionality with similar products offered by our larger competitors. While we believe there will be market acceptance of our products we cannot be assured of this. Should our products not achieve the level of acceptance we anticipate, this could have a significant impact on our future operations, and our sales may decline, potentially impacting our ability to continue operating in our current fashion.

Our short-term borrowings to finance operations, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under our Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $1,795,000 at March 31, 2021.

The Company sold its fifty percent ownership in Eyston effective March 31, 2020. The non-cash proceeds from the sale were used to reduce our trade accounts payable due to Eyston by $4,000,000. In addition, the Company and Eyston agreed to convert $1,081,440 of trade accounts payable to an interest only note payable with the principal being due on the maturity date of April 19, 2022. Until March 31, 2020 we had secured extended payment terms for purchases up to $4,000,000 from Eyston for the purchase of sealed battery alarms. These amounts were unsecured, incurred interest at 5.5% per annum, and provided for repayment terms of 120 days for each purchase. Subsequent to March 31, 2020, Eyston continues to be the Company’s principal supplier of safety alarms and the Company will pay for these purchases upon evidence of shipment from the factory.

Prior to the fiscal year ended March 31, 2021 the Company has a history of sales that were insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions continues to be to increase sales resulting from the delivery of the Company’s line of sealed battery ionization smoke alarms, carbon monoxide products, and ground fault circuit interrupters. The Company has seen positive results on this plan due to increased sales of its product offerings to a major home improvement retailer during the second and third quarters of the Company’s fiscal year ended March 31, 2021. This increase in sales has resulted in significant additional availability under the Company’s facility with its Factor. Management expects sales growth to continue going forward. In May, 2020 the Company received a Paycheck Protection Program loan of $221,400 under the CARES Act and the loan was subsequently forgiven in compliance with the provisions of the CARES Act. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs for the next twelve months following the issuance date of this report. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

Hong Kong Joint Venture

In fiscal year 2020, Eyston’s sales were $8,054,070.

Eyston’s gross margins for fiscal year 2020 were 3.4%.

Selling, general and administrative expenses of Eyston for fiscal 2020 were $4,186,690. As a percentage of sales, these expenses were 52.0% for the fiscal years ended March 31, 2020.

Investment income and interest income, net of interest expense, was $261,349 for fiscal year 2020.

The net loss was $3,235,107 for fiscal year 2020. The net loss for fiscal 2020 was primarily due to sales that are insufficient to cover fixed general and administrative cost.

Related Party Transactions

Pursuant to its written charter, the Audit Committee of the Board of Directors of the Company reviews and approves all transactions with related persons that are required to be disclosed under applicable regulation. During the fiscal year ended March 31, 2021 and 2020, inventory purchases and other company expenses of approximately $1,206,000 and $999,000, respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives travel mileage and other credit card benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2021 and 2020 amounted to $158,134 and $136,876, respectively, and the amount outstanding at March 31, 2021 and 2020 is $50,536 and $27,102, respectively.

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

Concentrations

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies.  The Company had one customer in the fiscal year that ended March 31, 2021 that represented 21.9% of the Company’s net sales and two customers in the fiscal year that ended March 31, 2020 that represented 12.2% and 10.3% of the Company’s net sales, respectively. The Company acquires all of the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. At March 31, 2021, the Company had accounts receivable due from Eyston Company, Ltd. of $381,401.

Accounting Standards

New Accounting Standards

See Note A, Recently issued accounting pronouncements, in the Notes to the Consolidated Financial Statements for a discussion of recently adopted new accounting guidance and new accounting guidance not yet adopted.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as such item is defined in Rules 13a – 15(e) and 15d – 15(e) of the Exchange Act) that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures in accordance with applicable Securities and Exchange Commission guidance as of the end of the period covered by this annual report, and have concluded that disclosure controls and procedures were effective.

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

Our Chief Financial Officer, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting.

There have been no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2021.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement filed pursuant to Regulation 14A and issued in conjunction with the 2021 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS

(a)1. Financial Statements.

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
10.1	2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)
10.2	Hong Kong Joint Venture Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, File No. 1-31747)
10.3	Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)
10.4	Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)
10.5	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)
10.6	Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747) ), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747) by addendum dated July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017, File No. 1-31747), by addendum dated July 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2018, File No. 1-31747), by addendum dated July 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2019, File No. 1-31747), and by addendum dated July 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2020, File No. 1-31747).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, File No. 1-31747)
23.1	Independent Registered Public Accounting Firm’s Consent
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated July 8, 2021*
101

Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2021 and 2020; (ii) Consolidated Statements of Operations for the years ended March 31, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2021 and 2020 (iv) Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the years ended March 31, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.

July 8, 2021	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey B. Grossblatt	President, Chief Executive Officer	July 8, 2021
Harvey B. Grossblatt	and Director

/s/ James B. Huff	Chief Financial Officer	July 8, 2021
James B. Huff	(principal financial officer and
principal accounting officer)

/s/ Cary Luskin	Director	July 8, 2021
Cary Luskin

/s/ Ronald A. Seff	Director	July 8, 2021
Ronald A. Seff

/s/ Ira Bormel	Director	July 8, 2021
Ira Bormel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

Universal Security Instruments, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. and Subsidiary (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended March 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2015.

Philadelphia, PA

July 8, 2021

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,
	2021	2020
CURRENT ASSETS
Cash	$160,604	$93,794
Accounts receivable:
Trade, less allowance for doubtful accounts	653,172	109,548
Receivables from employees	5,000	36,876

	658,172	146,424

Amount due from factor	1,925,291	2,300,109
Inventories – finished goods	4,181,193	5,123,959
Prepaid expenses	336,699	113,145

TOTAL CURRENT ASSETS	7,261,959	7,777,431

INTANGIBLE ASSETS - NET	44,717	49,189
PROPERTY AND EQUIPMENT - NET	184,678	346,477
OTHER ASSETS	4,000	4,000

TOTAL ASSETS	$7,495,354	$8,177,097

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit – factor Short-term portion of operating lease liability	$ 18,904 171,122	$1,561,665 158,578
Accounts payable – trade	509,561	505,904
Accounts payable – Eyston Company Ltd.	755,148	266,409
Accrued liabilities:
Accrued payroll and employee benefits	103,381	136,683
Accrued commissions and other	139,242	88,694

TOTAL CURRENT LIABILITIES	1,697,358	2,717,933

ACCOUNTS PAYABLE – Eyston Company Ltd. – noncurrent	1,081,440	839,831
LONG-TERM PORTION OF OPERATING LEASE LIABILITY	-	171,120
TOTAL LONG-TERM LIABILITIES	1,081,440	1,010,951
COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; 20,000,000 shares authorized, 2,312,887 shares issued and outstanding at March 31, 2021 and 2020	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(8,192,414)	(8,460,757)

TOTAL SHAREHOLDERS’ EQUITY	4,716,556	4,448,213

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,495,354	$8,177,097

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2021	2020
Net sales	$17,520,151	$14,803,024
Cost of goods sold – acquired from Joint Venture	-	10,009,571
Cost of goods sold - other	11,880,442	1,034,599

GROSS PROFIT	5,639,709	3,758,854

Selling, general and administrative expense	5,034,380	4,628,881
Research and development expense	471,545	691,886

Operating income (loss)	133,784	(1,561,913)

Other income (expense): Forgiveness of debt – PPP Loan	221,400	-
Loss from investment in Hong Kong Joint Venture	-	(3,842,275)
Interest expense, net	(86,841)	(409,703)

Earnings (Loss) before income taxes	268,343	(5,813,891)

Income tax expense	-	-

NET INCOME (LOSS)	$268,343	$(5,813,891)

Earnings (Loss) per share:
Basic and diluted	$0.12	$(2.51)

Shares used in computing net earnings (loss) per share:
Weighted average basis and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2021	2020
NET INCOME (LOSS)	$268,343	$(5,813,891)

Other Comprehensive Loss Company’s Portion of Hong Kong Joint Venture’s Other Comprehensive Loss:
Currency translation loss	-	(134,151)
Unrealized loss on investment securities	-	(50,397)
Less: Reclassification adjustment for gain included in net loss	-	(427,208)
Total Other Comprehensive Loss	-	(611,756)

COMPREHENSIVE INCOME (LOSS)	$268,343	$(6,425,647)

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accum. Other Comprehensive Income	Total
Balance at April 1, 2019	2,312,887	$23,129	$12,885,841	$(2,646,866)	$611,756	$10,873,860

Currency translation loss					(134,151)	(134,151)

Unrealized loss on investment securities					(50,397)	(50,397)
Less: Reclassification adjustment for gain included in net loss					(427,208)	(427,208)
Net loss				(5,813,891)		(5,813,891)

Balance at March 31, 2020	2,312,887	23,129	12,885,841	(8,460,757)	-	4,448,213

Net income				268,343		268,343

Balance at March 31, 2021	2,312,887	$23,129	$12,885,841	$(8,192,414)	$-	$4,716,556

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net Income (loss)	$268,343	$(5,813,891)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,695	7,690
Forgiveness of debt – Paycheck Protection Program	(221,400)	-
Depreciation of right-of-use asset	158,576	156,250
Increase in allowance for doubtful accounts receivable	100,000	-
Loss from investment in Hong Kong Joint Venture	-	3,842,275

Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable and amounts due from factor	(236,930)	568,879
Decrease in inventories	942,766	1,728,346
(Increase) Decrease in prepaid expenses	(223,554)	32,045
Increase (Decrease) in accounts payable and accrued expenses	751,252	(356,096)
Decrease in operating lease liability	(158,576)	(156,250)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,388,172	9,248

FINANCING ACTIVITIES:
Proceeds from – Paycheck Protection Program	221,400	-
Net repayment of line of credit - factor	(1,542,762)	(289,926)

NET CASH USED IN FINANCING ACTIVITIES	(1,321,362)	(289,926)

INCREASE (DECREASE) IN CASH	66,810	(280,678)

Cash at beginning of period	93,794	374,472

CASH AT END OF PERIOD	$160,604	$93,794

Supplemental information:
Interest paid	$82,184	$496,250
Income taxes paid	$-	$-

Supplemental disclosures of non-cash activities:
Right-of-use asset in exchange for operating lease liability	$-	$485,948
Conversion of trade accounts payable to note payable	1,081,440	-
Reduction in trade accounts payable to Eyston Co. Ltd. arising from the sale of the Hong Kong Joint Venture	$-	$4,000,000

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary USI Electric, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. In 1989 we formed Eyston Company Limited (Eyston), a limited liability company under the laws of Hong Kong, as a 50% joint venture partner with a Hong Kong-based partner, to manufacture various products in the Peoples Republic of China (the “Hong Kong Joint Venture”). Effective March 31, 2020, we sold our 50% interest in the Hong Kong Joint Venture in exchange for $4,000,000. We believe that our 50% ownership interest in the Hong Kong Joint Venture through the date of its sale on March 31, 2020 allowed us to significantly influence the operations of the Hong Kong Joint Venture. As such, we accounted for our interest in the operations of the Hong Kong Joint Venture using the equity method of accounting we have included our investment balance as a non-current asset through the date of sale. We have included our share of the Hong Kong Joint Venture’s loss in our consolidated statements of operations for fiscal years ended March 31, 2020. The investment and earnings and losses were adjusted to eliminate intercompany profits through the date of its sale on March 31, 2020.

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

Disaggregation of Revenue: The Company presents below revenue associated with sales of safety alarm products separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the fiscal years ended March 31, 2021 and 2020 are as follows:

	Fiscal Year ended
	March 31, 2021	March 31, 2020
Sales of safety alarms	$15,218,162	$13,098,923
Sales of GFCI’s and ventilation fans	2,301,989	1,704,101
	$17,520,151	$14,803,024

Accounts Receivable: The Company assigns the majority of its trade receivables on a pre-approved non-recourse basis to Merchant Factors Corporation (Merchant or Factor) under a factoring agreement on an ongoing basis. Factoring charges recognized on assignment of receivables are deducted from revenue in the consolidated statements of operations and amounted to $154,267 and $118,141 for the years ended March 31, 2021 and 2020, respectively.

Management considers amounts due from the Company’s factor to be “financing receivables”. Trade accounts receivable, foreign receivables, and receivables from our suppliers are not considered to be financing receivables.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided and no amounts are considered to be past due at March 31, 2021. At March 31, 2021 and 2020, respectively, an allowance of $157,000 and $57,000 has been provided for uncollectible trade accounts receivable.

Inventories: Inventories are stated at the lower of cost (first in/first out method) or net realizable value. Included as a component of finished goods inventory are additional non-material costs. These costs include freight, import duty, tariffs, and inspection fees. Expenses incurred for inventory quality control in the amount of approximately $45,000 and $45,000, were absorbed in inventory for the fiscal years ended March 31, 2021 and 2020, respectively. We evaluate inventories on a quarterly basis and write down inventory that is considered obsolete or unmarketable in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.

Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The factors considered in performing this assessment include current operating results, anticipated future results, the manner in which the asset group is used and the effects of obsolescence, demand, competition and other economic factors. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these asset groups in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these asset groups. Impairment losses are recognized when the sum of expected future cash flows is less than the asset groups carrying value, and losses are determined based upon the excess carrying value of the asset group over its fair value. Based on this assessment, no impairment to long-lived assets resulted for fiscal years ended March 31, 2021 and 2020.

Leases: The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company estimates the incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company utilizes certain practical expedients, including the election not to reassess its prior conclusions about lease identification, lease classification and initial direct costs, as well as the election not to separate lease and non-lease components for arrangements where the Company is a lessee. Lease expense is recognized on a straight-line basis over the lease term. See Note F, Leases.

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

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $409,692 and $343,838 in fiscal years 2021 and 2020, respectively.

Foreign currency: The activity and accounts of the Hong Kong Joint Venture are denominated in Hong Kong dollars and are translated to US dollars. The Company translates the accounts of the Hong Kong Joint Venture at the applicable exchange rate in effect at the year-end date for assets and liabilities and at the average exchange rate for the reporting period for statement of operation purposes.

The reclassification of the realized gain from other comprehensive income is included in the loss from investment in the Hong Kong Joint Venture in the Consolidated Statements of Operations for the fiscal year ended March 31, 2020.

Net Earnings (Loss) per Share: Basic net earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive) for the period. As a result of the net loss for the fiscal year ended March 31, 2020, the weighted average number of common shares outstanding is identical for both basic and diluted shares. In addition, there were no other securities outstanding during 2021 or 2020 other than common stock.

Recently Issued Accounting Standards: Changes to US-GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” The guidance in ASU 2016-13 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The Company adopted this guidance as of April 1, 2020, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE B – LIQUIDITY AND MANAGEMENT’S PLAN

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

The Company had net income of $268,343 for the fiscal year ended March 31, 2021 and a net loss of $5,813,891 for the year ended March 31, 2020.

As the Company’s products are sold primarily to the construction industry and do-it-yourself centers, restrictions and limitations imposed by the COVID-19 pandemic have had an impact on the Company’s sales We are not yet able to quantify the full impact of the COVID-19 pandemic on our sales and financial results, but we believe that during the first half of calendar 2020 (our fourth quarter of fiscal 2020 and first quarter of fiscal 2021) sales were negatively impacted by lower sales resulting from steps taken to combat the spread of COVID-19. Sales in our second and third fiscal quarters ended September 30, 2020, and December 31, 2020 increased significantly when compared to sales for the comparable 2019 periods due to the Company’s ability to fill orders from inventory for a large national retailer new customer, when the national retailer’s usual supplier was unable to fill the orders due to delays caused by the pandemic. Our sales growth was also due to sales of two products to another large national retailer which purchased certain of our models as a 1,350 store test, which were completed in the fourth quarter of the fiscal year ending March 31, 2021.

Our short-term borrowings to finance operations, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant. Advances from the Company’s factor, are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $1,795,000 at March 31, 2021.

The Company sold its fifty percent ownership in Eyston effective March 31, 2020. The non-cash proceeds from the sale were used to reduce our trade accounts payable due to Eyston by $4,000,000. In addition, the Company and Eyston agreed to convert $1,081,440 of trade accounts payable to an interest only note payable with a maturity date of April 19, 2022. Until March 31, 2020 we had secured extended payment terms for purchases up to $4,000,000 from Eyston for the purchase of sealed battery alarms. These amounts were unsecured, incurred interest at 5.5% per annum, and provided for repayment terms of 120 days for each purchase. Subsequent to March 31, 2020, Eyston continues to be the Company’s principal supplier of safety alarms and the Company will pay for these purchases upon evidence of shipment from the factory.

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

Prior to the fiscal year ended March 31, 2021 the Company has a history of sales that were insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions continues to be to increase sales resulting from the delivery of the Company’s line of sealed battery ionization smoke alarms, carbon monoxide products, and ground fault circuit interrupters. The Company has seen positive results on this plan due to increased sales of its product offerings to a major home improvement retailer during the second and third quarters of the Company’s fiscal year ended March 31, 2021. This increase in sales has resulted in significant additional availability under the Company’s facility with its Factor. Management expects sales growth to continue going forward. In May, 2020 the Company received a Paycheck Protection Program loan of $221,400 under the CARES Act and the loan was subsequently forgiven in compliance with the provisions of the CARES Act. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs for the next twelve months following the issuance date of this report. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

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

The following represents summarized financial information derived from the financial statements of the Hong Kong Joint Venture for the fiscal year ended March 31, 2020.

For the Year Ended March 31,
2020
Net Sales	$8,054,070

Gross Profit	276,787

Net Loss	(3,235,107)

During the year ended March 31, 2021 and 2020, the Company purchased $7,612,131 and $7,335,646, respectively, of finished product from Eyston, which represented 77.6% and 82.7%, respectively, of the Company’s total finished product purchases.

Effective March 31, 2020, the Company sold its fifty percent ownership interest in the Hong Kong Joint Venture and converted $1,081,440 of trade accounts payable due to the Hong Kong Joint Venture to an unsecured long-term interest only note payable with the principal balance due in April 2022. Interest is based on the Shanghai Commercial Bank Limited in Hong Kong US Dollar prime rate published on the first day of each calendar month plus 2% (5.25% effective rate at March 31, 2020) and is payable monthly. For the fiscal year ended March 31, 2020 the Company had secured extended payment terms for purchases up to $4,000,000 from Eyston for the purchase of sealed battery alarms. These amounts were unsecured, incurred interest at 5.5% per annum, and provided for repayment terms of 120 days for each purchase.

NOTE D – SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

On January 15, 2015, the Company entered into an Agreement with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. Under the modified Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. Additional funding, characterized by Merchant as an over advance, may be provided up to one hundred percent (100%) of eligible accounts receivable. The over advance portion, if any, may not exceed fifty percent (50%) of eligible inventory up to a maximum of $500,000. The Agreement which was extended and expires on January 6, 2022, provides for continuation of the program for successive two year periods until terminated by one of the parties to the Agreement. The amount available to borrow from Merchant is approximately $1,795,000 and $738,000 at March 31, 2021 and 2020, respectively. Advances on factored trade accounts receivable and borrowing on inventories are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (effective rate 5.25% at March 31, 2021 and March 31, 2020). Advances under the Agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance. At March 31, 2021 and 2020 there was $18,904 and $1,561,665 borrowed and outstanding under the factoring agreement, respectively.

Under the Agreement, the Company assigned receivables of $17,003,317 and $14,162,999 during the years ended March 31, 2021 and 2020, respectively. The uncollected balance of non-recourse receivables held by the factor amounted to $1,925,291 and $2,300,109 at March 31, 2021 and 2020. Collected cash maintained on deposit at March 31, 2021 and 2020 with the factor earns interest at the factor’s prime rate of interest less 2.5 percent (effective rate of 0.75% and 0.75% at March 31, 2021 and 2020, respectively.) There was no cash on deposit with the Factor at March 31, 2021 or 2020.

In May, 2020 the Company received a Paycheck Protection Program loan of $221,400 under the CARES Act and during the fiscal year ended March 31, 2021, the loan was forgiven in compliance with the provisions of the CARES Act.

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

The estimated useful lives for financial reporting purposes are as follows:

Leasehold improvements	-	Shorter of term of lease or useful life of asset
Machinery and equipment	-	5 to 10 years
Furniture and fixtures	-	5 to 15 years
Computer equipment	-	5 years

Property and equipment consist of the following:

	March 31,
	2021	2020
Leasehold improvements	$652,670	$652,670
Machinery and equipment	190,400	190,400
Furniture and fixtures	261,292	261,292
Computer equipment	302,634	302,634
	1,406,996	1,406,996
Less accumulated depreciation	(1,222,318)	(1,060,519)
	$184,678	$346,477

Depreciation expense totaled $161,799, which includes $158,576 of amortization of right-of-use lease asset, and $159,469 which included $156,250 of amortization of right-of-use lease asset for fiscal years ended March 31, 2021 and 2020, respectively. Right-of-use lease assets of $171,122 and $329,698, net, are included in leasehold improvements in Property and Equipment on the Consolidated Balance Sheets as of March 31, 2021 and 2020, respectively.

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

During January 2009, the Company entered into an operating lease for its office and warehouse location in Owings Mills, Maryland which was set to expire in March 2019. In October, 2018, we extended this operating lease to expire in April 2022. This lease is subject to increasing rentals at 2.5% per year. The Company renewed its operating lease through February 2022 for a 3,400 square foot office in Naperville, Illinois. Included are 3 one-year renewal options that are not included in the measurement of the lease term.

Our operating leases for real estate are generally renewable with terms and conditions similar to the original lease. Rent expense, including common area maintenance, totaled $239,557 and $208,734 for the years ended March 31, 2021 and 2020, respectively. None of the Company’s lease agreements contain any residual value guarantees or material restrictive covenants. As a result of the Company’s election of the package of practical expedients permitted within ASC 842, which among other things, allows for the carryforward of historical lease classification, all of the Company’s lease agreements in existence at the date of adoption that were classified as operating leases under ASC 840 have been classified as operating leases under ASC 842. Lease expense for payments related to the Company’s operating leases is recognized on a straight-line basis over the related lease term, which includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term and amounted to approximately $485,000 at the date of adoption. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of March 31, 2021, the Company had right-of-use assets of $171,122 and lease liabilities of $171,122 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the consolidated balance sheet. As of March 31, 2021 the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases is one year and 6.0%, respectively. During the fiscal year ended March 31, 2021, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $173,622, which is included as an operating cash outflow within the consolidated statements of cash flows. During the fiscal year ended March 31, 2021, the operating lease costs related to the Company’s operating leases was $173,622 which is included in operating costs and expenses in the consolidated statements of operations. During the fiscal years ended March 31, 2021 and 2020, the Company did not enter into any material lease agreements set to commence in the future and there were no newly leased assets for which a right-of use asset was recorded in exchange for a new lease liability, other than those lease assets recorded upon implementation. As of March 31, 2020, the Company had right-of-use assets of $329,698 and lease liabilities of $329,698 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the consolidated balance sheet. As of March 31, 2020 the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases were two years and 6.0%, respectively. During the fiscal year ended March 31, 2020, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $160,605, which is included as an operating cash outflow within the consolidated statements of cash flows. During the fiscal year ended March 31, 2020, the operating lease costs related to the Company’s operating leases was $160,605 which is included in operating costs and expenses in the consolidated statements of operations.

The future minimum payments under operating leases were as follows at March 31, 2021:

2022	$175,792
2023	-
Total operating lease payments	$175,792
Less: amounts representing interest	(4,670)
Present value of net operating lease payments	$171,122
Less: current portion	-
Long-term portion of operating lease obligations	$171,122

NOTE G – INCOME TAXES

The Company files its income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Income tax returns filed for the fiscal years ended March 31, 2020, 2019, and 2018 are considered open and subject to examination by tax authorities. Deferred income tax assets and liabilities are computed and recognized for those differences that have future tax consequences and will result in net taxable or deductible amounts in future periods. Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes. The deferred tax liabilities and assets for the Company result primarily from net operating loss and tax credit carry forwards, reserves and accrued liabilities.

At March 31, 2021, the Company has total net federal operating loss carry forwards of approximately $5,912,000. There are certain limitations to the use and application of these items. Management reviews net operating loss carry forwards and income tax credit carry forwards to evaluate if those amounts are recoverable. After a review of projected taxable income and the components of the deferred tax assets in accordance with applicable accounting guidance it was determined that it is more likely than not that the tax benefits associated with the remaining components of the deferred tax assets will not be realized. This determination was made based on the Company’s history of losses from operations and the uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to their expiration. Accordingly, a valuation allowance was established to fully offset the value of the deferred tax assets. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

The reconciliation between the statutory federal income tax provision and the actual effective tax provision is as follows:

	Years ended March 31,
	2021	2020
Federal tax (benefit) at statutory rate (21%) before loss carry-forward	$56,352	$(1,220,917)

Permanent and other differences	(33,029)	7,646
State income tax (benefit) – net of federal effect	3,353	(72,000)
Expiration of tax credits	129,999	-

Change in deferred tax asset valuation allowance	(156,675)	1,285,271
	$-	$-

The individual components of the Company’s deferred tax assets are as follows:

	March 31,
	2021	2020
Deferred tax assets:
Accruals and allowances	$76,376	$39,112
Inventory uniform capitalization	11,027	18,544
Net operating loss carry forward	1,241,522	1,258,433
Foreign tax credit carry forward	-	169,511
Research and development tax credit carry forward	61,701	61,701
Allowance for unrealizable deferred tax assets	(1,390,626)	(1,547,301)
Net deferred tax asset	$-	$-

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

NOTE I - CONCENTRATIONS

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company acquires all of the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. At March 31, 2021, the Company had receivables due from Eyston Company, Ltd. of $381,401 recorded in trade accounts receivable.

The Company had one customer in the fiscal year that ended March 31, 2021 that represented 21.9% of the Company’s net sales and two customers in the fiscal year that ended March 31, 2020 that represented 12.2% and 10.3% of the Company’s net sales, respectively.

NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly Results of Operations (Unaudited):

The unaudited quarterly results of operations for fiscal years 2021 and 2020 are summarized as follows:

	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
2021
Net sales	$2,940,768	$6,457,295	$5,124,750	$2,997,338
Gross profit	1,077,143	2,104,028	1,520,323	938,215
Net income (loss)	(78,982)	725,845	78,318	(456,838)
Net income (loss) per share:
Basic and diluted	(0.03)	0.31	0.03	(0.19)

2020
Net sales	$4,343,291	$3,622,269	$3,223,678	$3,613,786
Gross profit	1,244,829	1,090,346	769,992	653,687
Net loss	(608,954)	(700,814)	(1,011,833)	(3,492,290)
Net loss per share:
Basic and diluted	(0.26)	(0.30)	(0.44)	(1.51)

NOTE K – RETIREMENT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. All full-time employees who have completed 12 months of service are eligible to participate. Employees are permitted to contribute up to the amounts prescribed by law. The Company may provide contributions to the plan consisting of a matching amount equal to a percentage of the employee’s contribution, not to exceed four percent (4%). Employer contributions were $43,412 and $41,121 for the years ended March 31, 2021 and 2020, respectively.

NOTE L – RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2021 and 2020, inventory purchases and other company expenses of approximately $1,206,000 and $999,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives mileage benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2021 and 2020 amounted to $158,134 and $136,876, respectively, and the amount outstanding at March 31, 2021 and 2020 is $50,536 and $27,102, respectively.

NOTE M – INTANGIBLE ASSETS - NET

Intangible assets consist of legal expenses of $89,434 incurred in obtaining and perfecting patents on newly developed detector technology and are capitalized for financial statement purposes. Upon issuance, patents are amortized on a straight-line basis over twenty years. Amortization expense for the fiscal year ended March 31, 2021 and 2020 was $4,472 and $4,471, respectively. Accumulated amortization at March 31, 2021 and 2020 was $44,717 and $40,245, respectively. Amortization expense for the next five years is expected to be $4,472 through 2026.

NOTE N– SHAREHOLDERS’ EQUITY

Under the terms of the Company’s 2011 Non-Qualified Stock Option Plan, 120,000 shares of common stock are reserved for the granting of stock options. There were no stock options outstanding at March 31, 2021 or 2020.

