Form 10-Q
period 2021-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2021-08-20
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	UUU	NYSE MKT LLC

At August 19, 2021, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	June 30, 2021	March 31, 2021

ASSETS
CURRENT ASSETS
Cash	$50,371	$160,604
Accounts receivable:
Trade, less allowance for doubtful accounts	386,855	653,172
Other Receivables	107,478	—
Receivables from employees	5,855	5,000
	500,188	658,172

Amount due from factor	2,404,567	1,925,291
Inventories – finished goods	4,106,328	4,181,193
Prepaid expenses	383,833	336,699

TOTAL CURRENT ASSETS	7,445,287	7,261,959

INTANGIBLE ASSETS - NET	43,599	44,717
PROPERTY AND EQUIPMENT – NET	141,092	184,678
OTHER ASSETS	4,000	4,000

TOTAL ASSETS	$7,633,978	$7,495,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$105,283	$18,904
Note payable - Eyston Company Ltd.	1,081,440	—
Short-term portion of operating lease liability	128,341	171,122
Accounts payable - trade	404,658	509,561
Accounts payable – Eyston Company Ltd.	999,911	755,148
Accrued liabilities:
Accrued payroll and employee benefits	80,536	103,381
Accrued commissions and other	102,612	139,242

TOTAL CURRENT LIABILITIES	2,902,781	1,697,358

NOTE PAYABLE - Eyston Company Ltd.	—	1,081,440
TOTAL LONG-TERM LIABILITIES	—	1,081,440

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at June 30,2021 and March 31, 2021	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(8,177,773)	(8,192,414)
TOTAL SHAREHOLDERS’ EQUITY	4,731,197	4,716,556
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,633,978	$7,495,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2021	2020

Net sales	$4,667,998	$2,940,768
Cost of goods sold	3,409,673	1,863,625

GROSS PROFIT	1,258,325	1,077,143

Selling, general and administrative expense	1,133,139	986,669
Research and development expense	101,056	133,918

Operating income (loss)	24,130	(43,444)

Other expense:
Interest expense	(9,489)	(35,538)

NET INCOME (LOSS)	$14,641	$(78,982)

Earnings (Loss) per share:
Basic and diluted	$0.01	$(0.03)

Shares used in computing Earnings (Loss) per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2021

(Unaudited)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2021	2,312,887	$23,129	$12,885,841	$(8,192,414)	$4,716,556

Net income	—	—	—	14,641	14,641

Balance at June 30, 2021	2,312,887	$23,129	$12,885,841	$(8,177,773)	$4,731,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2020

(Unaudited)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2020	2,312,887	$23,129	$12,885,841	$(8,460,757)	$4,448,213

Net loss	—	—	—	(78,982)	(78,982)

Balance at June 30, 2020	2,312,887	$23,129	$12,885,841	$(8,539,739)	$4,369,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net Income (Loss)	$14,641	$(78,982)
Adjustments to reconcile net Income (Loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,923	2,669
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable and amounts due from factor	(321,292)	596,652
Decrease in inventories, prepaid expenses, and other	27,731	465,639
Increase (Decrease) in accounts payable and accrued expenses	80,385	(238,958)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(196,612)	747,020

FINANCING ACTIVITIES:
Net borrowing (repayment) of Line of Credit - Factor	86,379	(783,980)
Note payable - Commercial Bank	—	221,400

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	86,379	(562,580)

NET (DECREASE) INCREASE IN CASH	(110,233)	184,440

Cash at beginning of period	160,604	93,794

CASH AT END OF PERIOD	$50,371	$278,234

SUPPLEMENTAL INFORMATION:
Interest paid	$9,489	$35,538
Income taxes paid	—	—

Supplemental disclosures of non-cash activities:
Conversion of trade accounts payable to note payable	$—	$1,081,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its wholly-owned subsidiary. Except for the condensed consolidated balance sheet as of March 31, 2021, which was derived from audited financial statements, the accompanying condensed consolidated financial statements are unaudited. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US-GAAP) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2021 audited financial statements filed with the Securities and Exchange Commission on Form 10-K as filed on July 8, 2021. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

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

As our products are sold primarily to the construction industry and do-it-yourself centers, restrictions and limitations imposed by the COVID-19 pandemic have had an impact on the Company’s sales.  We are not yet able to quantify the full impact of the COVID-19 pandemic on our sales and financial results, but we believe that sales were negatively impacted by delays in freight forwarding from ports of entry in California due to delays related to issues with COVID-19. Our sales growth in the current period ended June 30, 2021 was due to sales of products to large national retailers which purchased certain of our models as an in-store test.

Our short-term borrowings to finance any operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of its Factoring Agreement with Merchant Factors Corporation (Merchant or Factor).  Borrowings under the Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory.  Advances from Merchant are at the sole discretion of Merchant based on Merchant’s assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $2,428,000 at June 30, 2021. At August 19, 2021 the unused availability of this facility was approximately $223,000. The decrease in availability resulted from increased purchases of inventory to support sales orders expected to ship in the quarter ending September 30, 2021. We anticipate that our availability will increase as sales are recorded in the fulfillment of the outstanding sales orders. We anticipate that the availability provided from Merchant based on increased sales and the ability to borrow on the value of inventory will provide sufficient working capital for the next twelve months following the date of this report.

The Company has a history of sales that are insufficient to generate profitable operations, and has limited sources of financing. Management’s plan in response to these conditions includes increasing sales resulting from the delivery of our line of sealed battery ionization smoke alarms, carbon monoxide products, and ground fault circuit interrupters. The Company has seen positive results on this plan due to increased sales of its product offerings to major home improvement retailers. The increase in sales to major home improvement retailers has resulted in significant additional availability under the provisions of our facility with the Factor.  Management anticipates this sales growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, we anticipate that the Company should be able to meet its cash needs for the next twelve months following the issuance date of this report. Cash flows and credit availability are expected to be adequate to fund operations for one year from the issuance date of this report.

Line of Credit – Factor

On January 15, 2015, the Company entered into the Factoring Agreement (the Agreement) with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. Under the Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. Additional funding, characterized by Merchant as an over advance, may be provided up to one hundred percent (100%) of eligible accounts receivable. The over advance portion, if any, may not exceed fifty percent (50%) of eligible inventory up to a maximum of $500,000. The Agreement has been extended and now expires on January 6, 2022, and provides for continuation of the program for successive two year periods until terminated by one of the parties to the Agreement. As of June 30, 2021, the Company had borrowings under the Agreement of approximately $105,000, and the Company had availability under the Agreement of approximately $2,428,000. Advances on factored trade accounts receivable are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 5.25% at June 30, 2021). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Disaggregation of Revenue

The Company presents below revenue associated with sales of products acquired from the Eyston Company Ltd. for separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors.  Revenue recognized by these categories for the three months ended June 30, 2021 and 2020 are as follows:

	Three months ended
	June 30, 2021	June 30, 2020
Sales of products acquired from Eyston Company Ltd	$4,267,291	$2,454,835
Sales of GFCI’s and ventilation fans	400,707	485,933
	$4,667,998	$2,940,768

Concentrations

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company acquires all of the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. In addition, the Company had two customers in the fiscal quarter ended June 30, 2021 that represented 13.9% and 10.1% of the Company's net sales.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At June 30, 2021 and March 31, 2021, an allowance of approximately $157,000 has been provided for uncollectible trade accounts receivable.

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings (loss) per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three month period ended June 30, 2021 or 2020. As a result, basic and diluted weighted average common shares outstanding are identical for the three months ended June 30, 2021 and 2020.

Contingencies

From time to time, the Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows in future years.

Note Payable - Eyston Company Ltd.

Effective March 31, 2020 the Company sold its fifty percent ownership interest in the Hong Kong Joint Venture. On April 19, 2020, the Company converted $1,081,440 of trade accounts payable due to the Hong Kong Joint Venture to an unsecured long-term note payable. Interest is based on the Shanghai Commercial Bank Limited in Hong Kong US Dollar prime rate published on the first day of each calendar month plus 2% (5.25% effective rate at June 30, 2021) and is payable monthly. The principal balance of $1,081,440 is due and payable on April 19, 2022.

Leases

The Company is a lessee in lease agreements for office space.   Certain of the Company’s leases contain provisions that provide for one or more options to renew at the Company’s sole discretion.  The Company’s leases are comprised of fixed lease payments, with its real estate leases including lease payments subject to a rate or index which may be variable.  Certain real estate leases also include executory costs such as common area maintenance (non-lease component).  As a practical expedient permitted under Accounting Standards Codification "ASC" 842, the Company has elected to account for the lease and non-lease components as a single lease component.  Lease payments, which may include lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable lease amounts based on a rate or index (fixed in substance) as stipulated in the lease contract.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term and amounted to approximately $485,000 at the date of adoption. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of June 30, 2021, the Company had right-of-use assets of $128,341 and lease liabilities of $128,341 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the condensed consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the condensed consolidated balance sheet. As of June 30, 2021 the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases were .75 years and 6.0%, respectively. During the three months ended June 30, 2021, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $42,781, which is included as an operating cash outflow within the  condensed consolidated statements of cash flows. During the three months ended June 30, 2021, the Company did not enter into any material lease agreements set to commence in the future and there were no newly leased assets for which a right-of use asset was recorded in exchange for a new lease liability.

The future minimum payments under operating leases were as follows at June 30, 2021 for the fiscal year ending March 31, 2022:

2022	$131,850

Total operating lease payments		$131,850
Less: amounts representing interest		(3,509)
Present value of net operating lease payments	$
Less: current portion		128,341
Long-term portion of operating lease obligations		$—

Recently Adopted Accounting Standards

Changes to US-GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU's) to the FASB's Accounting Standards Codification. The Company considers the applicability and impact of all ASU's. Management determined that recently issued ASU's did not have a material impact on the consolidated financial statements at June 30, 2021.

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

OVERVIEW

We are in the business of marketing and distributing safety and security products.  Our financial statements detail our sales and other operational results for the three month periods ended June 30, 2021 and 2020.

In light of the shutdowns, quarantines and other restrictions and delays in operations and travel caused by or related to COVID-19 in Hong Kong, the PRC and the United States, the Company has experienced delays in shipping and receiving of products.

As the Company’s products are sold primarily to the construction industry and do-it-yourself centers, restrictions and limitations imposed by the COVID-19 pandemic have had a negative impact on the Company’s sales.  The Company is not yet able to quantify the full impact of the COVID-19 pandemic on its sales and financial results.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 and 2020

Sales.  Net sales for the three months ended June 30, 2021 were $4,667,998 compared to $2,940,768 for the comparable three months in the prior year, an increase of $1,727,230 (58.7%).    Sales increased principally due to increased sales to large national retailers.

Gross Profit Margin.  Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  Our gross profit margin was 27.0% and 36.6% of sales for the quarters ended June 30, 2021 and 2020, respectively. Gross profit margins for the period ended June 30, 2021 were negatively impacted by higher supply chain costs including customs and port material handling costs and higher freight costs. In the prior year the Company was assessed and paid tariffs on imported products that were subsequently determined not to be subject to the tariffs. Accordingly, gross margins for the period ended June 30, 2020, reflect refunds of tariff costs.

Expenses.  Selling, general and administrative expenses were $1,133,139 for the three months ended June 30, 2021, compared to $986,669 for the comparable three months in the prior year.  As a percentage of net sales, these expenses decreased to 24.3% for the three month period ended June 30, 2021, from 33.6% for the 2020 period.  These expenses decreased as a percentage of net sales since selling, general, and administrative expenses do not fluctuate in direct proportion to sales. These expenses increased as a dollar amount due to increases in insurance, commissions, and freight expense.

Research and development expenses were $101,056 for the three month period ended June 30, 2021 compared to $133,918 for the comparable quarter of the prior year, a decrease of $32,862 (24.5%).  The primary reason for the decrease is lower amounts paid to engineering consultants for services towards meeting revised smoke alarm testing standards.

Interest Expense.  Our interest expense was $9,489 for the quarter ended June 30, 2021, compared to interest expense of $35,538 for the quarter ended June 30, 2020.  Interest expense is primarily dependent upon the total amounts borrowed on average from the Factor, and on interest rates which vary with the prime rate of interest.

Net Income (Loss).  We reported net income of $14,641 for the quarter ended June 30, 2021, compared to a net loss of $78,982 for the corresponding quarter of the prior fiscal year, a $93,623 (118.5%) decrease in the net loss.  The primary reason for the increase in net income is higher sales to large national retailers.

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

As our products are sold primarily to the construction industry and do-it-yourself centers, restrictions and limitations imposed by the COVID-19 pandemic have had an impact on the Company’s sales.  We are not yet able to quantify the full impact of the COVID-19 pandemic on our sales and financial results, but we believe that sales were negatively impacted by delays in freight forwarding from ports of entry in California due to delays related to issues with COVID-19.    Our sales growth in the current period ended June 30, 2021 was due to sales of products to large national retailers which purchased certain of our models as an in-store test.

Our short-term borrowings to finance any operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of its Factoring Agreement with Merchant Factors Corporation (Merchant or Factor).  Borrowings under the Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory.  Advances from Merchant are at the sole discretion of Merchant based on Merchant’s assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $2,428,000 at June 30, 2021. At August 19, 2021 the unused availability of this facility was approximately $223,000. The decrease in availability resulted from increased purchases of inventory to support sales orders expected to ship in the quarter ending September 30, 2021. We anticipate that our availability will increase as sales are recorded in the fulfillment of the outstanding sales orders. We anticipate that the availability provided from Merchant based on increased sales and the ability to borrow on the value of inventory will provide sufficient working capital for the next twelve months following the date of this report.

The Company has a recent history of sales that are insufficient to generate profitable operations, and has limited sources of financing.  Management’s plan in response to these conditions includes increasing sales resulting from the delivery of our line of sealed battery ionization smoke alarms, carbon monoxide products, and ground fault circuit interrupters.  The Company has seen positive results on this plan due to increased sales of its product offerings to major home improvement retailers. The increase in sales to major home improvement retailers has resulted in significant additional availability under the provisions of our facility with the Factor.  Management anticipates this sales growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, we anticipate that the Company should be able to meet its cash needs for the next twelve months following the issuance date of this report. Cash flows and credit availability are expected to be adequate to fund operations for one year from the issuance date of this report.

In light of the shutdowns, quarantines and other restrictions and delays in operations and travel caused by or related to COVID-19 in Hong Kong, the PRC and the United States, the Company has experienced delays in shipping and receiving of products.

Operating activities used cash of $196,612 for the three months ended June 30, 2021.  This was primarily due to a increase in accounts receivable and amounts due from factor of $321,292, and offset by a decrease in inventories, prepaid expenses and other of $27,731, and an increase in accounts payable and accrued expenses of $80,385, and net income of $14,641.   Operating activities provided cash of $747,020 for the three months ended June 30, 2020.  This was primarily due to a decrease in accounts receivable and amounts due from factor of $596,652, a decrease in inventories, prepaid expenses and other of $465,639, and offset by a decrease in accounts payable and accrued expenses of $238,958, and a net loss of $78,982.

There were no investing activities for the three months ended June 30, 2021 or 2020.

Financing activities provided cash of $86,379 and used cash of $562,580 during the three months ended June 30, 2021 and 2020, respectively, which is comprised of borrowings net of advances from the factor of $86,379 for the three months ended June 30, 2021, and repayments, net of advances of $783,980 from the factor for the period ended June 30, 2020.  In addition, the Company received loan proceeds of approximately $221,000 in the period ended June 30, 2020 for a paycheck protection program under the CARES Act.

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

ITEM 4.CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)

10.2

Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)

10.3

Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)

10.4

Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)

10.5

Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747) ), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747), by addendum dated July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017, File No. 1-31747), and by addendum dated July 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2018, File No. 1-31747), and by addendum dated July 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2019, file No. 1-31747), and by addendum dated July 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2020, file No. 1-31747). and by addendum dated July 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2021, file No. 1-31747),

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated August 19, 2021*

101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and March 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2021 and 2020, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended June 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements*

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: August 19, 2021	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer