Form 10-Q
period 2021-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2021-11-19
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	UUU	NYSE MKT LLC

At November 19, 2021, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	September 30, 2021	March 31, 2021

ASSETS
CURRENT ASSETS
Cash	$168,570	$160,604
Accounts receivable:
Trade, less allowance for doubtful accounts	302,427	653,172
Receivables from employees	5,000	5,000
	307,427	658,172

Amount due from factor	3,575,028	1,925,291
Inventories – finished goods	4,966,226	4,181,193
Prepaid expenses	529,196	336,699

TOTAL CURRENT ASSETS	9,546,447	7,261,959

INTANGIBLE ASSETS - NET	42,481	44,717
PROPERTY AND EQUIPMENT – NET	97,506	184,678
OTHER ASSETS	4,000	4,000

TOTAL ASSETS	$9,690,434	$7,495,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$2,413,447	$18,904
Note payable - Eyston Company Ltd.	1,081,440	—
Short-term portion of operating lease liability	87,908	171,122
Accounts payable - trade	396,426	509,561
Accounts payable – Eyston Company Ltd.	675,244	755,148
Accrued liabilities:
Accrued payroll and employee benefits	91,414	103,381
Accrued commissions and other	105,662	139,242

TOTAL CURRENT LIABILITIES	4,851,541	1,697,358

NOTE PAYABLE - Eyston Company Ltd.	—	1,081,440
TOTAL LONG-TERM LIABILITIES	—	1,081,440

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at September 30,2021 and March 31, 2021	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(8,070,077)	(8,192,414)
TOTAL SHAREHOLDERS’ EQUITY	4,838,893	4,716,556
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,690,434	$7,495,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended September 30,
	2021	2020

Net sales	$5,272,223	$6,457,295
Cost of goods sold	3,696,045	4,353,267

GROSS PROFIT	1,576,178	2,104,028

Selling, general and administrative expense	1,357,103	1,264,209
Research and development expense	97,070	91,750

Operating income	122,005	748,069

Other expense:
Interest expense	(14,309)	(22,224)

NET INCOME	$107,696	$725,845

Earnings per share:
Basic and diluted	$0.05	$0.31

Shares used in computing earnings per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Six Months Ended September 30,
	2021	2020

Net sales	$9,940,221	$9,398,063
Cost of goods sold	7,105,718	6,216,892

GROSS PROFIT	2,834,503	3,181,171

Selling, general and administrative expense	2,490,242	2,250,878
Research and development expense	198,126	225,668

Operating income	146,135	704,625

Other expense:
Interest expense	(23,798)	(57,762)

NET INCOME	$122,337	$646,863

Earnings per share:
Basic and diluted	$0.05	$0.28

Shares used in computing earnings per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2021	2,312,887	$23,129	$12,885,841	$(8,192,414)	$4,716,556

Net income				14,641	14,641

Balance at June 30, 2021	2,312,887	$23,129	$12,885,841	$(8,177,773)	$4,731,197

Net income				107,696	107,696

Balance at September 30, 2021	2,312,887	$23,129	$12,885,841	$(8,070,077)	$4,838,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2020

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

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net Income	$122,337	$646,863
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,193	4,843
Changes in operating assets and liabilities:
Increase in accounts receivable and amounts due from factor	(1,298,992)	(2,177,349)
(Increase) Decrease in inventories, prepaid expenses, and other	(977,530)	1,614,722
(Decrease) Increase in accounts payable and accrued expenses	(238,585)	144,989

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,386,577)	234,068

FINANCING ACTIVITIES:
Net borrowing (repayment) of Line of Credit – Factor	2,394,543	(402,869)
Note payable – Commercial Bank	—	221,400

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,394,543	(181,469)

NET INCREASE IN CASH	7,966	52,599

Cash at beginning of period	160,604	93,794

CASH AT END OF PERIOD	$168,570	$146,393

SUPPLEMENTAL INFORMATION:
Interest paid	$23,798	$54,088
Income taxes paid	—	—

Supplemental disclosures of non-cash activities:
Conversion of trade accounts payable to note payable	$—	$1,081,440

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

Liquidity and Management Plans

As the Company previously reported, on August 31, 2020, the Company received a letter from NYSE American LLC (the “Exchange”) stating that the Exchange has determined that the Company is not in compliance with the Exchange’s continued listing requirements as the result of the Company’s failure to maintain stockholders’ equity of $6.0 million after reporting losses from continuing operations and/or net losses in its five most recent fiscal years. On October 1, 2021, the Company received a letter from the Exchange notifying the Company that it is now in compliance with all of the continued listing standards of the Exchange and that the Company has resolved the continued listing deficiency previously referenced.

As our products are sold primarily to the construction industry and do-it-yourself centers, restrictions and limitations imposed by the COVID-19 pandemic have had an impact on the Company’s sales. We are not yet able to quantify the full impact of the COVID-19 pandemic on our sales and financial results, but we believe that sales, customs charges, and freight costs were negatively impacted by delays in freight forwarding from ports of entry in California due to delays related to issues with COVID-19.

Our short-term borrowings to finance any operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of its Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under the Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on Merchant’s assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $1,889,000 at September 30, 2021. We anticipate that the availability provided from Merchant and cash flows from operations will provide sufficient working capital for the next twelve months following the date of this report.

Line of Credit – Factor

In 2015, the Company entered into a Factoring Agreement (the Agreement) with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. Under the Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. Additional funding, characterized by Merchant as an over advance, may be provided up to one hundred percent (100%) of eligible accounts receivable. The over advance portion, if any, may not exceed fifty percent (50%) of eligible inventory up to a maximum of $500,000. Subject to a temporary modification agreement effective on August 11, 2021 and expiring on November 30, 2021, the over advance portion, if any, may not exceed fifty percent (50%) of eligible inventory up to a maximum of $1,500,000.

The Agreement has been extended and now expires on January 6, 2022, and provides for continuation of the program for successive two year periods until terminated by one of the parties to the Agreement. As of September 30, 2021, the Company had borrowings under the Agreement of approximately $2,413,000, and the Company had availability under the Agreement of approximately $1,889,000. Advances on factored trade accounts receivable are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 5.25% at September 30, 2021). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Disaggregation of Revenue

The Company presents below revenue associated with sales of products acquired from Eyston Company Ltd. (Eyston) separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the three and six months ended September 30, 2021 and 2020 are as follows:

	Three months ended		Six months ended
	Sept. 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
Sales of products acquired from Eyston	$4,409,054	$5,821,498	$8,676,345	$8,276,333
Sales of GFCI’s and ventilation fans	863,169	635,797	1,263,876	1,121,730
	$5,272,223	$6,457,295	$9,940,221	$9,398,063

Concentrations

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company acquires all of the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. In addition, the Company had two customers in the three and six month periods ended September 30, 2021 that represented 18.4% and 10.1%, and 12.6% and 12.3% of the Company’s net sales, respectively. The Company had one customer in the fiscal quarter ended September 30, 2020 that represented 48.1% of the Company’s net sales. Sales to this one customer represented 33.0% of net sales for the six months ended September 30, 2020.

Related Party Transactions

During the three and six month periods ended September 30, 2021 inventory purchases and other company expenses of approximately $244,000 and $823,256 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive

Officer and certain of his immediate family members. During the three and six month periods ended September 30, 2020 inventory purchases and other company expenses charged to credit card accounts of Mr. Grossblatt and certain of his immediate family members amounted to approximately $119,000 and $367,000, respectively. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives mileage benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the six month period ended September 30, 2021 and 2020 amounted to $210,773 and $89,081, respectively.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At September 30, 2021 and March 31, 2021, an allowance of approximately $157,000 has been provided for uncollectible trade accounts receivable.

Earnings per Common Share

Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the six months ended September 30, 2021 or 2020. As a result, basic and diluted weighted average common shares outstanding are identical for the three and six months ended September 30, 2021 and 2020.

Contingencies

From time to time, the Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows in future years.

Note Payable - Eyston Company Ltd.

Effective March 31, 2020 the Company sold its fifty percent ownership interest in the Hong Kong Joint Venture. On April 19, 2020, the Company converted $1,081,440 of trade accounts payable due to the Hong Kong Joint Venture to an unsecured long-term note payable. Interest is based on the Shanghai Commercial Bank Limited in Hong Kong US Dollar prime rate published on the first day of each calendar month plus 2% (5.25% effective rate at September 30, 2021) and is payable monthly. The principal balance of $1,081,440 is due and payable on April 19, 2022.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term and amounted to approximately $485,000 at the date of adoption. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of September 30, 2021, the Company had right-of-use assets of $87,908 and lease liabilities of $87,908 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the condensed consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the condensed consolidated balance sheet. As of September 30, 2021 the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases were .50 years and 6.0%, respectively. During the six months ended September 30, 2021, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $85,562, which is included as an operating cash outflow within the condensed consolidated statements of cash flows. During the six months ended September 30, 2021, the Company did not enter into any material lease agreements set to commence in the future and there were no newly leased assets for which a right-of use asset was recorded in exchange for a new lease liability.

The future minimum payments under operating leases were as follows at September 30, 2021 for the fiscal year ending March 31, 2022:

2022	$89,176

Total operating lease payments		$89,176
Less: amounts representing interest		(1,268)
Present value of net operating lease payments	$
Less: current portion		87,908
Long-term portion of operating lease obligations		$—

Recently Adopted Accounting Standards

Changes to US-GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s. Management determined that recently issued ASU’s did not have a material impact on the consolidated financial statements at September 30, 2021.

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

OVERVIEW

We are in the business of marketing and distributing safety and security products. Our financial statements detail our sales and other operational results for the three and six month periods ended September 30, 2021 and 2020.

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

Changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact the cost of our products. All of our products are imported from the Peoples Republic of China (PRC). To date, only certain of our products such as Carbon Monoxide and Photoelectric alarms, and wiring devices, have been subjected to tariffs of 25%. We are monitoring these developments and will determine our strategies as additional information becomes available. Any increase in tariffs that is not offset by an increase in our sales prices could have an adverse effect on our business, financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 and 2020

Sales. Net sales for the three months ended September 30, 2021 were $5,272,223 compared to $6,457,295 for the comparable three months in the prior year, a decrease of $1,185,072 (18.4%). Sales decreased principally due to the delays in the Company’s ability to fill orders due to delays in unloading inventory at California ports of entry, and due to a large order in the prior year to a major national retailer that was not repeated in the current year.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 29.9% and 32.6% of sales for the quarters ended September 30, 2021 and 2020, respectively. Gross margins were negatively impacted in the period ended September 30, 2021, principally due to increases in freight and tariff costs. Gross margins were positively impacted in the comparable quarter of the prior year due to refunds of tariffs.

Expenses. Selling, general and administrative expenses were $1,357,103 for the three months ended September 30, 2021, compared to $1,264,209 for the comparable three months in the prior year. As a percentage of net sales, these expenses increased to 25.7% for the three month period ended September 30, 2021, from 19.6% for the 2020 period. These expenses increased as a percentage of net sales since selling, general, and administrative expenses do not fluctuate in direct proportion to sales.

Research and development expenses were $97,070 for the three month period ended September 30, 2021 compared to $91,750 for the comparable quarter of the prior year, an increase of $5,320 (5.8%).

Interest Expense. Our interest expense was $14,309 for the quarter ended September 30, 2021, compared to interest expense of $22,224 for the quarter ended September 30, 2020. Interest expense is primarily dependent upon the total amounts borrowed on average from the Factor.

Net Income. We reported net income of $107,696 for the quarter ended September 30, 2021, compared to a net income of $725,845 for the corresponding quarter of the prior fiscal year, a $618,149 (85.2%) decrease in net income. The primary reasons for the decrease in the net income are lower sales, increased freight, tariffs, selling costs, and legal expenditures in the current quarter as compared to the same period in the prior year.

Six Months Ended September 30, 2021 and 2020

Sales. Net sales for the six months ended September 30, 2021 were $9,940,221 compared to $9,398,063 for the comparable six months in the prior period, an increase of $542,158 (5.8%). Sales increased principally due to the Company’s ability to fill orders for new customers that were unable to obtain products from their existing suppliers. The Company attributes the increased sales to the fact that the Company had significant inventory on hand prior to the beginning of the pandemic and was not adversely affected by decreased production by its suppliers.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 28.5% for the period ended September 30, 2021 and 33.8% for the period ended September 30, 2020. The primary reason for the decrease in gross profit during the six month period ended September 30, 2021 was increased freight and customs charges. Gross margins were positively impacted in the comparable quarter of the prior year due to refunds of tariffs.

Expenses. Selling, general and administrative expenses were $2,490,242 for the six months ended September 30, 2021 compared to $2,250,878 for the comparable six months in the prior year. As a percentage of sales, these expenses were 25.1% for the six month period ended September 30, 2021 and 24.0% for the comparable 2020 period. These expenses increased as a percentage of net sales since selling, general, and administrative expenses do not fluctuate in direct proportion to sales.

Research and development expenses were $198,126 for the six months ended September 30, 2021 compared to $225,668 for the comparable period of the prior year, a decrease of $27,542 (12.2%). The primary reason for the decrease is lower amounts paid to engineering consultants for services towards meeting revised smoke alarm testing standards.

Interest Expense. Our interest expense was $23,798 for the six months ended September 30, 2021, compared to interest expense of $57,762 for the six months ended September 30, 2020. Interest expense is dependent upon the total amounts borrowed on average from the Factor.

Net Income . We reported net income of $122,337 for the six months ended September 30, 2021 compared to a net income of $646,863 for the corresponding period of the prior fiscal year, a decrease in the net income of $524,526 (81.1%). The primary reasons for the decrease in the net income is lower gross margins as a result of increased freight, tariffs, and customs charges, and increased general and administrative costs.

Management Plans and Liquidity

As the Company previously reported, on August 31, 2020, the Company received a letter from NYSE American LLC (the “Exchange”) stating that the Exchange has determined that the Company is not in compliance with the Exchange’s continued listing requirements as the result of the Company’s failure to maintain stockholders’ equity of $6.0 million after reporting losses from continuing operations and/or net losses in its five most recent fiscal years. On October 1, 2021, the Company received a letter from the

Exchange notifying the Company that it is now in compliance with all of the continued listing standards of the Exchange and that the Company has resolved the continued listing deficiency previously referenced.

As our products are sold primarily to the construction industry and do-it-yourself centers, restrictions and limitations imposed by the COVID-19 pandemic and recent shipping delays and significant increases in shipping costs have had an impact on the Company’s sales and results of operations. We are not yet able to quantify the full impact of the COVID-19 pandemic on our sales and financial results, but we believe that sales, customs charges, and freight costs were negatively impacted by delays in freight forwarding from ports of entry in California due to delays related to issues with COVID-19.

Our short-term borrowings to finance any operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of its Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under the Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on Merchant’s assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $1,889,000 at September 30, 2021. We anticipate that the availability provided from Merchant and cash flows from operations will provide sufficient working capital for the next twelve months following the date of this report.

In light of the shutdowns, quarantines and other restrictions and delays in operations and travel caused by or related to COVID-19 in Hong Kong, the PRC and the United States, the Company has experienced delays in shipping and receiving of products.

Operating activities used cash of $2,386,577 for the six months ended September 30, 2021. This was primarily due to an increase in accounts receivable and amounts due from factor of $1,298,992, an increase in inventories, prepaid expenses and other of $977,530, a decrease in accounts payable and accrued expenses of $238,585, and partially offset by net income of $122,337. Operating activities provided cash of $234,068 for the six months ended September 30, 2020. This was primarily due to a decrease in inventories, prepaid expenses and other of $1,614,722, net income of $646,863, and an increase in accounts payable and accrued expenses of $144,989, offset by an increase in accounts receivable and amounts due from factor of $2,177,349.

There were no investing activities for the three months ended September 30, 2021 or 2020.

Financing activities provided cash of $2,394,543 during the six months ended September 30, 2021 from net borrowing in excess of repayments from the factor. Financing activities used cash of $181,469 during the six months ended September 30, 2020, which is comprised of loan proceeds of $221,400 under the Paycheck Protection Program of the CARES Act for the six months ended September 30, 2020, and repayments, net of advances on the line of credit from the factor of $402,869.

CRITICAL ACCOUNTING POLICIES

In the notes to the consolidated financial statements, and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K, we have disclosed those accounting policies that we consider to be significant in determining our results of Operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to accounting principles generally accepted in the United States of America.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated November 18, 2021*
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and March 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended September 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: November 19, 2021	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer