Form 10-Q
period 2021-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2022-02-16
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	UUU	NYSE MKT LLC

At February 16, 2022, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	(unaudited)	(audited)
	December 31, 2021	March 31, 2021

CURRENT ASSETS
Cash	$387,223	$160,604
Accounts receivable:
Trade, less allowance for doubtful accounts	877,960	653,172
Receivables from employees	7,250	5,000
	885,210	658,172

Amount due from factor	3,355,802	1,925,291
Inventories – finished goods	5,123,468	4,181,193
Prepaid expenses	202,669	336,699

TOTAL CURRENT ASSETS	9,954,372	7,261,959

PROPERTY AND EQUIPMENT – NET	53,920	184,678
INTANGIBLE ASSETS - NET	41,363	44,717
OTHER ASSETS	4,000	4,000

TOTAL ASSETS	$10,053,655	$7,495,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$2,357,431	$18,904
Note payable - Eyston Company Ltd.	1,081,440	—
Short-term portion of operating lease liability	43,965	171,122
Accounts payable - trade	443,032	509,561
Accounts payable – Eyston Company Ltd.	1,002,385	755,148
Accrued liabilities:
Accrued payroll and employee benefits	139,217	103,381
Accrued commissions and other	111,941	139,242

TOTAL CURRENT LIABILITIES	5,179,411	1,697,358

NOTE PAYABLE - Eyston Company Ltd.	—	1,081,440
TOTAL LONG-TERM LIABILITIES	—	1,081,440

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at December 31, 2021 and March 31, 2021	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(8,034,726)	(8,192,414)
TOTAL SHAREHOLDERS’ EQUITY	4,874,244	4,716,556
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,053,655	$7,495,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended December 31,
	2021	2020

Net sales	$5,319,014	$5,124,750
Cost of goods sold	3,602,391	3,604,427

GROSS PROFIT	1,716,623	1,520,323

Selling, general and administrative expense	1,569,746	1,321,311
Research and development expense	97,370	106,608

Operating income	49,507	92,404

Other expense:
Interest expense	(14,156)	(14,086)

NET INCOME	$35,351	$78,318

Earnings per share:
Basic and diluted	$0.02	$0.03

Shares used in computing earnings per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Nine Months Ended December 31,
	2021	2020

Net sales	$15,259,235	$14,522,813
Cost of goods sold	10,708,109	9,821,319

GROSS PROFIT	4,551,126	4,701,494

Selling, general and administrative expense	4,059,988	3,572,189
Research and development expense	295,496	332,276

Operating income	195,642	797,029

Other expense:
Interest expense	(37,954)	(71,848)

NET INCOME	$157,688	$725,181

Earnings per share:
Basic and diluted	$0.07	$0.31

Shares used in computing earnings per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2021

(Unaudited)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2021	2,312,887	$23,129	$12,885,841	$(8,192,414)	$4,716,556

Net income				14,641	14,641

Balance at June 30, 2021	2,312,887	$23,129	$12,885,841	$(8,177,773)	$4,731,197

Net income				107,696	107,696

Balance at September 30, 2021	2,312,887	$23,129	$12,885,841	$(8,070,077)	$4,838,893

Net income				35,351	35,351

Balance at December 31, 2021	2,312,887	$23,129	$12,885,841	$(8,034,726)	$4,874,244

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

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2021	2020
OPERATING ACTIVITIES:
Net Income	$157,688	$725,181
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,955	6,532
Changes in operating assets and liabilities:
Increase in accounts receivable and amounts due from factor	(1,657,549)	(1,017,400)
(Increase) Decrease in inventories, prepaid expenses, and other	(808,245)	2,018,807
Increase in accounts payable and accrued expenses	189,243	94,255

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,111,908)	1,827,375

FINANCING ACTIVITIES:
Net borrowing (repayment) of Line of Credit – Factor	2,338,527	(1,561,665)
Note payable – Commercial Bank	—	221,400

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,338,527	(1,340,265)

NET INCREASE IN CASH	226,619	487,110

Cash at beginning of period	160,604	93,794

CASH AT END OF PERIOD	$387,223	$580,904

SUPPLEMENTAL INFORMATION:
Interest paid	$37,954	$68,174
Income taxes paid	—	—

Supplemental disclosures of non-cash activities:
Conversion of trade accounts payable to note payable	$—	$1,081,440

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

Our short-term borrowings to finance any operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of its Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under the Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on Merchant’s assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $383,000 at December 31, 2021. The Company’s non-factored trade accounts receivable net of allowance for uncollectible amounts totaled approximately $878,000 at December 31, 2021. We anticipate that the availability provided from Merchant, cash flows from operations, and the collection of non-factored trade accounts receivable will provide sufficient working capital for the next twelve months following the date of this report.

Line of Credit – Factor

In 2015, the Company entered into a Factoring Agreement (the Agreement) with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. Under the Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. Additional funding, characterized by Merchant as an over advance, may be provided up to one hundred percent (100%) of eligible accounts receivable. The over advance portion, if any, may not exceed fifty percent (50%) of eligible inventory up to a maximum of $500,000. Subject to a temporary modification agreement effective on August 11, 2021, and which subsequently expired on November 30, 2021, the over advance portion, if any, may not exceed fifty percent (50%) of eligible inventory up to a maximum of $1,500,000.

The Agreement has been extended and now expires on January 6, 2022, and provides for continuation of the program for successive two year periods until terminated by one of the parties to the Agreement. Subsequent to December 31, 2021, the Company and Merchant have agreed to continue the Agreement on a month-to-month basis pending renewal of the Agreement for another two year period. As of December 31, 2021, the Company had borrowings under the Agreement of approximately $2,357,000, and the Company had availability under the Agreement of approximately $383,000. Advances on factored trade accounts receivable are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 5.25% at December 31, 2021). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Disaggregation of Revenue

The Company presents below revenue associated with sales of products acquired from Eyston Company Ltd. (Eyston) separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the three and nine months ended December 31, 2021 and 2020 are as follows:

	Three months ended		Nine months ended
	Dec. 31, 2021	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2020
Sales of products acquired from Eyston	$4,571,682	$4,669,289	$13,248,027	$12,945,622
Sales of GFCI’s and ventilation fans	747,332	455,461	2,011,208	1,577,191
	$5,319,014	$5,124,750	$15,259,235	$14,522,813

Concentrations

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company acquires all of the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. In addition, the Company had one customer in the three month period ended December 31, 2021 that represented 24.1% of the Company’s net sales, and two customers in the nine month period ended December 31, 2021 that represented 11.8% and 11.1% of the Company’s net sales, respectively. The Company had one customer that had an accounts receivable balance that amounted to 11.2% of the total of accounts receivable and amount due from factor at December 31, 2021. In addition, the Company had one customer in the fiscal quarter ended December 31, 2020 that represented 14.1% of the Company’s net sales.  Sales to this one customer represented 26.4% of net sales for the nine months ended December 31, 2020.

Related Party Transactions

During the three and nine month periods ended December 31, 2021 inventory purchases and other company expenses of approximately $509,000 and $1,332,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. During the three and nine month periods ended December 31, 2020 inventory purchases and other company expenses charged to credit card accounts of Mr. Grossblatt and certain of his immediate family members amounted to approximately $379,000 and $746,000, respectively. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives mileage benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the nine month periods ended December 31, 2021 and 2020 amounted to $210,773 and $134,329, respectively.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At December 31, 2021 and March 31, 2021, an allowance of approximately $157,000 has been provided for uncollectible trade accounts receivable.

Earnings per Common Share

Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the nine months ended December 31, 2021 or 2020. As a result, basic and diluted weighted average common shares outstanding are identical for the three and nine months ended December 31, 2021 and 2020.

Contingencies

From time to time, the Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows in future years.

Note Payable - Eyston Company Ltd.

Effective March 31, 2020 the Company sold its fifty percent ownership interest in the Hong Kong Joint Venture. On April 19, 2020, the Company converted $1,081,440 of trade accounts payable due to the Hong Kong Joint Venture to an unsecured long-term note payable. Interest is based on the Shanghai Commercial Bank Limited in Hong Kong US Dollar prime rate published on the first day of each calendar month plus 2% (5.25% effective rate at December 31, 2021) and is payable monthly. The principal balance of $1,081,440 is due and payable on April 19, 2022.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term and amounted to approximately $485,000 at the date of adoption. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of December 31, 2021, the Company had right-of-use assets of $43,965 and lease liabilities of $43,965 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the condensed consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the condensed consolidated balance sheet. As of December 31, 2021 the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases were .25 years and 6.0%, respectively. During the nine months ended December 31, 2021, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $128,600, which is included as an operating cash outflow within the condensed consolidated statements of cash flows. On November 1, 2021 the Company signed a one year extension for an operating lease for premises to commence March 1, 2022. During the nine months ended December 31, 2021 there were no newly leased assets for which a right-of use asset was recorded in exchange for a new lease liability.

The future minimum payments under operating leases were as follows at December 31, 2021 for the fiscal year ending March 31, 2022:

2022		$44,329

Total operating lease payments		$44,329
Less: amounts representing interest		(364)
Present value of net operating lease payments	$
Less: current portion		43,965
Long-term portion of operating lease obligations		$—

Recently Adopted Accounting Standards

Changes to US-GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s. Management determined that recently issued ASU’s did not have a material impact on the consolidated financial statements at December 31, 2021.

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

OVERVIEW

We are in the business of marketing and distributing safety and security products. Our financial statements detail our sales and other operational results for the three and nine month periods ended December 31, 2021 and 2020.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2021 and 2020

Sales. Net sales for the three months ended December 31, 2021 were $5,319,014 compared to $5,124,750 for the comparable three months in the prior year, an increase of $194,264 (3.8%). Sales increased principally due to a large order received from a major national retailer.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 32.3% and 29.7% of sales for the quarters ended December 31, 2021 and 2020, respectively. Gross margins were positively impacted in the period ended December 31, 2021, principally due to price increases applied to address rising freight costs.

Expenses. Selling, general and administrative expenses were $1,569,746 for the three months ended December 31, 2021, compared to $1,321,311 for the comparable three months in the prior year. As a percentage of net sales, these expenses increased to 29.5% for the three month period ended December 31, 2021, from 25.8% for the 2020 period. These expenses increased as a percentage of net sales due to increased expenditures for customer packaging, presentation, and promotional costs, and due to increased legal and consulting fees related to public company activities.

Research and development expenses were $97,370 for the three month period ended December 31, 2021 compared to $106,608 for the comparable quarter of the prior year, a decrease of $9,238 (8.7%).

Interest Expense. Our interest expense was $14,156 for the quarter ended December 31, 2021, compared to interest expense of $14,086 for the quarter ended December 31, 2020.

Net Income. We reported net income of $35,351 for the quarter ended December 31, 2021, compared to a net income of $78,318 for the corresponding quarter of the prior fiscal year, a $42,967 (54.9%) decrease in net income. The primary reasons for the decrease in the net income are customer packaging, presentation, and promotional costs, and legal and consulting expenditures in the current quarter as compared to the same period in the prior year.

Nine Months Ended December 31, 2021 and 2020

Sales. Net sales for the nine months ended December 31, 2021 were $15,259,235 compared to $14,522,813 for the comparable nine months in the prior period, an increase of $736,422 (5.1%). Sales increased principally due to orders from new customers. The Company attributes the increased sales to the fact that the Company has had sufficient inventory on hand prior to and since the beginning of the pandemic and, to date, has not been adversely affected by decreased production by its suppliers.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 29.8% for the period ended December 31, 2021 and 32.4% for the period ended December 31, 2020. The primary reason for the decrease in gross profit during the nine-month period ended December 31, 2021 was increased freight, tariffs, and customs charges. Gross margins were positively impacted in the comparable period of the prior year due to refunds of tariffs.

Expenses. Selling, general and administrative expenses were $4,059,988 for the nine months ended December 31, 2021 compared to $3,572,189 for the comparable nine months in the prior year. As a percentage of sales, these expenses were 26.6% for the nine month period ended December 31, 2021 and 24.6% for the comparable 2020 period. These expenses increased as a percentage of net sales since selling, general, and administrative expenses do not fluctuate in direct proportion to sales. In addition, these expenses increased as a percentage of net sales due to increased expenditures for customer packaging, presentation, and promotional costs, and due to increased legal and consulting fees related to public company activities.

Research and development expenses were $295,496 for the nine months ended December 31, 2021 compared to $332,276 for the comparable period of the prior year, a decrease of $36,780 (11.1%). The primary reason for the decrease is lower amounts paid to engineering consultants for services towards meeting revised smoke alarm testing standards.

Interest Expense. Our interest expense was $37,954 for the nine months ended December 31, 2021, compared to interest expense of $71,848 for the nine months ended December 31, 2020.

Net Income . We reported net income of $157,688 for the nine months ended December 31, 2021 compared to a net income of $725,181 for the corresponding period of the prior fiscal year, a decrease in the net income of $567,493 (78.3%). The primary reasons for the decrease in the net income is lower gross margins as a result of increased freight, tariffs and customs charges, and increased general and administrative costs.

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

Our short-term borrowings to finance any operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of its Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under the Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on Merchant’s assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $383,000 at December 31, 2021. The Company’s non-factored trade accounts receivable net of allowance for uncollectible amounts totaled approximately $878,000 at December 31, 2021. We anticipate that the availability provided from Merchant, cash flows from operations, and the collection of non-factored trade accounts receivable will provide sufficient working capital for the next twelve months following the date of this report.

In light of the shutdowns, quarantines and other restrictions and delays in operations and travel caused by or related to COVID-19 in Hong Kong, the PRC and the United States, the Company has experienced delays in shipping and receiving of products.

Operating activities used cash of $2,111,908 for the nine months ended December 31, 2021. This was primarily due to an increase in accounts receivable and amounts due from factor of $1,657,549, an increase in inventories, prepaid expenses and other of $808,245, and partially offset by an increase in accounts payable and accrued expenses of $189,243, and net income of $157,688. Operating activities provided cash of $1,827,375 for the nine months ended December 31, 2020. This was primarily due to a decrease in inventories, prepaid expenses and other of $2,018,807, net income of $725,181, and an increase in accounts payable and accrued expenses of $94,255, offset by an increase in accounts receivable and amounts due from factor of $1,017,400.

There were no investing activities for the nine months ended December 31, 2021 or 2020.

Financing activities provided cash of $2,338,527 during the nine months ended December 31, 2021 from net borrowing in excess of repayments from the factor. Financing activities used cash of $1,340,265 during the nine months ended December 31, 2020 which is comprised of loan proceeds of $221,400 under the Paycheck Protection Program of the CARES Act for the nine months ended December 31, 2020, and repayments, net of advances on the line of credit from our factor, of $1,561,665 for the period ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated February 16, 2022*
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2021 and March 31, 2021, (ii) Condensed Consolidated Income Statements for the three and nine months ended December 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2021 and 2020, (v) Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended December 31, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: February 16, 2022	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer