Form 10-K
period 2022-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2022-07-14
CIK 102109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2022 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-31747

UNIVERSAL SECURITY INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	52-0898545
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

11407 Cronhill Drive, Suite A, Owings Mills, Maryland	21117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(410) 363-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	UUU	NYSE MKT LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the New York Stock Exchange (NYSE MKT LLC) on September 30, 2021, was $11,440,560.

The number of shares of common stock outstanding as of June 30, 2022 was 2,312,887.

UNIVERSAL SECURITY INSTRUMENTS, INC.

2022 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

General

Universal Security Instruments, Inc. (“we” or “the Company”) designs and markets a variety of popularly priced safety products consisting primarily of smoke alarms, carbon monoxide alarms and related products. Most of our products require minimal installation and are designed for easy installation by the consumer without professional assistance and are sold through retail stores. We also market products to the electrical distribution trade through our wholly owned subsidiary, USI Electric, Inc. (“USI Electric”). The electrical distribution trade includes electrical and lighting distributors as well as manufactured housing companies. Products sold by USI Electric usually require professional installation.

Due to shutdowns, quarantines and other restrictions and delays in operations caused by or related to COVID-19 in the PRC and the United States, the Company has experienced delays in shipping and receiving of products. We are not yet able to quantify the full impact of the COVID-19 pandemic on our sales and financial results. While sales increased when compared to sales for the comparable 2021 period, delivery schedules have been delayed and freight costs have increased significantly. Our sales growth has been due primarily to increased sales to electrical distributors reflecting increased housing demand and increased retail sales to large national retailers.

Our sales for the year ended March 31, 2022, were $19,549,785 compared to $17,520,151 for the year ended March 31, 2021. We reported a net loss of $78,150 in fiscal 2022 compared to net income of $268,343 in fiscal 2021, a decrease in net earnings of $346,493 (129.1%). The net loss for the fiscal year ended March 31, 2022, is attributed to decreased gross margins arising from increases in freight, customs, and duty expenditures. In addition, the Company has incurred increased legal and consulting fees associated with the proposed merger (described below). The net earnings for the fiscal year ended March 31, 2021, are primarily attributed to increased sales and gross margins compared to the fiscal year ended March 31, 2020, and to the forgiveness of debt associated with the Paycheck Protection Program loan under the CARES Act.

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

Proposed Merger

As previously reported, on February 25, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company (USI), a wholly owned subsidiary of the Company D-U Merger Sub, Inc. a Delaware corporation (“Merger Sub”) and Infinite Reality, Inc., a Delaware corporation (“Infinite Reality”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Infinite Reality, with Infinite Reality continuing as the surviving corporation and wholly owned subsidiary of the Company (the “Merger”). The Merger will become effective at the time when the Certificate of Merger has been duly filed or such later date specified in the filed certificate (the “Effective Time”). As a result, immediately following the Effective Time, the former Infinite Reality stockholders will hold approximately 97.6% of the outstanding shares of USI Common Stock and the stockholders of USI will retain ownership of approximately 2.4% of the outstanding shares of USI Common Stock. The directors and officers of Infinite Reality prior to the Effective Time will remain the directors and officers after the Effective Time, until their resignation or removal. At the Effective Time, the Company will take the actions required to replace the officers and directors of the Company with designees by Infinite Reality. At the Effective Time, the parties intend for the Company to convert from a Maryland corporation to a Delaware corporation. Pursuant to the Merger Agreement, Infinite Reality shareholders acquire the right to convert their Infinite Reality common stock held immediately prior to the Merger into the Company common stock. Holders of the Company’s common stock prior to the Effective Time (“Legacy Shareholders”) may also receive a dividend of the Company common stock if the market capitalization of the Company is less than $500 million within180 days after the Effective Time. Under the terms of the Merger Agreement, the Company current operating business will continue, and the Company has agreed to use its best efforts to sell or spin off its business operations prior to the Effective Time. In the event the Company’s current business operations are not sold or otherwise divested by the Effective Time, a Contingent Value Rights Agreement will issue to each

Legacy Shareholder. The Merger Agreement includes customary rights of each party to terminate the Merger Agreement, including: in the event shareholder approval is not obtained; if the Company’s shares are not approved for continued listing by the NYSE MKT LLC following the Effective Time; and if a party receives a superior offer and complies with the terms of the Merger Agreement regarding accepting such offer. On May 16, 2022, the Company filed with the United States Securities Exchange Commission (SEC) a proxy statement and Form S-4 registration statement in connection with the Merger. If USI or Infinite Reality accepts a superior offer and terminates the Merger Agreement, the terminating party will pay a breakup fee to the non-terminating party covering its out-of-pocket expenses, subject to a cap of $100,000, plus 4% of the market capitalization of USI as of the Effective Date.

Safety Products

We market a line of residential smoke and carbon monoxide alarms under the trade names “UNIVERSAL” and “USI Electric” both of which are manufactured by Eyston Company Limited (Eyston) in the Peoples Republic of China (PRC), a principal supplier of the Company’s products.

Our line of safety alarms consists of units powered by replaceable batteries, ten-year sealed batteries, or are 120 volt with battery backup. Our replaceable battery products contain different types of batteries with different battery lives, and some include alarm silencers. The smoke alarms marketed to the electrical distribution trade also include hearing impaired and heat alarms with a variety of features. We also market door chimes, ventilation products, ground fault circuit interrupters (GFCI’s), and other electrical devices.

Our wholly-owned subsidiary, USI Electric, Inc., focuses its sales and marketing efforts to maximize safety product sales, especially smoke alarms and carbon monoxide alarms manufactured by Eyston, to the electrical distribution trade.

Import Matters

We import all our products. As an importer, we are subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions, and currency fluctuations. Substantially all our safety products are imported from the People’s Republic of China. Certain of these products are currently subject to tariffs of twenty-five percent.

We have attempted to protect ourselves from fluctuations in currency exchange rates to the extent possible by negotiating commitments in U.S. dollars. Our inventory purchases are also subject to delays in delivery due to problems with shipping and docking facilities, as well as other problems associated with purchasing products abroad.

As previously discussed, in light of shutdowns, quarantines and other restrictions and delays in operations caused by or related to COVID-19 in Hong Kong, the PRC and the United States, the Company has experienced delays in shipping and receiving of products.

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

A significant portion of our sales are made by approximately 40 independent sales organizations, compensated by commission, which represents approximately 100 sales representatives, some of which have warehouses where USI Electric products are maintained for sale. In addition, the Company has established a national distribution system with eight regional stocking warehouses throughout the United States which generally enables customers to receive their orders the next day without paying for overnight freight charges. Our agreements with these sales organizations are generally cancelable by either party upon 30 days’ notice. We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business. Sales are also made directly by the officers and full-time employees of the Company and our USI Electric subsidiary, some of whom have other responsibilities for the Company. Sales outside the United States are made by our officers and through exporters, and amounted to less than five percent of total net sales in fiscal years 2022 and 2021.

We also market our products through our website and through our own sales catalogs and brochures, which are mailed directly to trade customers. Our customers, in turn, may advertise our products in their own catalogs and brochures and in their ads in newspapers and other media. We also exhibit and sell our products at various trade shows, including the annual National Hardware Show.

Our backlog of orders as of March 31, 2022, was approximately $6,028,000. Our backlog as of March 31, 2021, was approximately $3,905,000. The increase in backlog is primarily due to delays in unloading of freight at California ports of entry caused by or related to COVID-19 issues.

Suppliers

The majority of our products are manufactured for us by Eyston and amounted to approximately 83.6% and 77.6% of our purchases for the fiscal years ended March 31, 2022 and 2021, respectively. Certain other private label products are also manufactured for us by foreign suppliers. We believe that our relationships with our other suppliers are good. The loss of any of our other suppliers would have a short-term adverse effect on our operations, but replacement sources for these suppliers could be developed.

Competition

In fiscal years 2022 and 2021, sales of safety products accounted for substantially all of our total sales. In the sale of smoke alarms and carbon monoxide alarms, we compete in all of our markets with First Alert and Walter Kidde Portable Equipment, Inc. These companies have greater financial resources and financial strength than we have. However, we believe that our safety products compete favorably in the market primarily on the basis of styling, features and pricing.

The safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Employees

As of March 31, 2022, we had twelve employees, eight of whom are engaged in administration and sales, and the balance of whom are engaged in product development. Our employees are not unionized, and we believe that our relations with our employees are satisfactory.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Effective March 2022, we extended our operating lease for a 15,000 square foot office and warehouse located in Baltimore County, Maryland to expire in April 2025 subject to a right to terminate the lease if the Company enters into a binding agreement to sell the assets of the Company. Monthly rental expense, with common area maintenance, currently approximates $14,500 and increases 3.0% per year.

Effective March 2003, we entered into an operating lease for office space in Naperville, Illinois. This lease, consisting of 3,400 square feet, was renewed and extends through February 2023. The monthly rental, with common area maintenance, approximated $4,900 per month during the current fiscal year.

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

Subsequent to March 31, 2022, the Company became aware of a lawsuit filed by Thomas Henderson against Universal Security Instruments, Inc. and its directors in the U.S. District Court for the Southern District of New York, Civil Action No. 22cv4354. To our knowledge, none of the defendants has yet been served. The plaintiff claims to be a shareholder in the Company and alleges that the registration statement on Form S-4 filed by the Company on May 16, 2022 (which, when declared effective, will also be the merger proxy statement distributed to the shareholders of the Company and of Infinite Reality in connection with the proposed Merger) is materially deficient and misleading in omitting material information and, therefore, violates the provisions of the Securities Exchange Act of 1934 (the “Exchange Act”) and the regulations promulgated thereunder. The suit seeks to enjoin the Merger, direct the defendants to comply with the provisions of the Exchange Act, award costs and fees to the plaintiff, and grant such other relief as the court may deem just and proper. The Company believes that the suit is wholly without merit and, once served, the Company will aggressively defend the suit.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock, $.01 par value (the “Common Stock”) trades on the NYSE MKT LLC exchange, under the symbol UUU. As of March 31, 2022, there were 133 record holders of the Common Stock. The closing price for the Common Stock on that date was $4.25. We have not paid any cash dividends on our common stock, and it is our present intention to retain all cash flow for use in future operations.

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

General

We are in the business of marketing and distributing safety and security products which are primarily manufactured in the PRC. Our consolidated financial statements detail our sales and other operational results. Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2022, and 2021 relate to the operational results of the Company and its consolidated subsidiaries.

In light of shutdowns, quarantines and other restrictions and delays in operations caused by or related to COVID-19 in the PRC and the United States, the Company has experienced delays in shipping and receiving of products. We are not yet able to quantify the full impact of the COVID-19 pandemic on our sales and financial results. While sales increased when compared to sales for the comparable 2021 period, delivery schedules have been delayed and freight costs have increased significantly. Our sales growth has been due primarily to increased sales to electrical distributors reflecting increased housing demand and increased retail sales to large national retailers.

Our overall sales are primarily dependent upon the strength of the U.S. housing market. As stated elsewhere in this report, our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies); every downturn in new home construction and new home sales negatively impacts sales by our USI Electric subsidiary. Our operating results for the fiscal years ended March 31, 2022, and 2021 continue to be dependent upon the economic conditions of the U.S. housing market.

We further believe that the movement of the smoke and carbon monoxide alarm retail markets toward ten-year sealed alarms to comply with new laws passed in several states will benefit future sales of our line of ten-year sealed battery units, GFCI’s, and other electrical devices. The importation of certain wiring devices, carbon-monoxide alarms, and photo-electric alarms are currently subject to tariffs of 25%.

Comparison of Results of Operations for the Years Ended March 31, 2022 and 2021

Sales. In fiscal year 2022, our net sales were $19,549,785 compared to sales in the prior year of $17,520,151, an increase of $2,029,634 (11.6%). The increase in sales was primarily due to increased sales to new retail customers reflecting demand attributable to disruptions in the supply chain of those retail customers caused by or related to COVID 19 issues.

Gross Profit. Gross profit percentage is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit percentage for the fiscal year ended March 31, 2022, was 30.9% compared to 32.2% in fiscal 2021. The decrease in 2022 gross margin is attributed to the increase in freight and demurrage charges caused by global supply chain problems.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $5,524,343 in fiscal 2022 from $5,034,380 in fiscal 2021. As a percentage of net sales, these expenses were 28.3% for the fiscal year ended March 31, 2022, and 28.7% for the fiscal year ended March 31, 2021. These expenses decreased as a percentage of net sales as they do not increase in direct proportion to increases in sales. These expenses increased as a dollar amount due primarily due to increases in legal and consulting fees associated with a proposed Merger.

Research and Development. Research and development expense for the fiscal year ended March 31, 2022, was $438,200. Research and development expense for the fiscal year ended March 31, 2021, was $471,545. The decrease in overall research and development expense for the 2022 period compared to the 2021 period was due to decreased independent testing of products.

Interest Expense (Net). For the fiscal years ended March 31, 2022, and 2021, the Company incurred net interest expense of $147,840 and $86,841, respectively, related to borrowing costs associated with interest paid on amounts borrowed from our factor and on extended trade payables due to Eyston. The increase in interest expense resulted from increased borrowing from our factor during the fiscal year ended March 31, 2022, to fund inventory purchases and operating cash requirements.

Income Taxes. For the fiscal years ended March 31, 2022, and 2021 our statutory Federal tax rate was 21.0%. The Company has accumulated net operating losses and other income tax credits for which a full valuation allowance has been established. Accordingly, income taxes or deferred income tax benefits indicated by the provision for income taxes as shown on the Consolidated Statements of Operations for the fiscal years ended March 31, 2022, and 2021 varies from the expected statutory rate. Footnote F to the financial statements provides a reconciliation of the amount of tax that would be expected at statutory rates and the amount of tax expense or benefit provided at the effective rate of tax for each fiscal period.

Net (Loss) Income. We reported a net loss of $78,150 for the fiscal year 2022, compared to net income of $268,343 for fiscal 2021, a decrease of $346,493 (129.1%) in net income. The net loss for the fiscal year ended March 31, 2022, is attributed to decreased gross margins arising from increases in freight, customs, and duty expenditures. In addition, the Company has incurred increased legal and consulting expense associated with a proposed Merger.

Also, contributing to net income for the fiscal year ended March 31, 2021, is the forgiveness of $221,400 of debt related to the Paycheck Protection Program under the CARES Act.

Financial Condition, Liquidity and Capital Resources

The Company reported a net loss of $78,150 and net income of $268,343 for the years ended March 31, 2022 and 2021, respectively. As of March 31, 2022, working capital (computed as the excess of current assets over current liabilities) decreased by $1,112,654 from $5,564,601 on March 31, 2021, to $4,451,947 on March 31, 2022.

Our operating activities used cash of $1,860,051 for the year ended March 31, 2022. Operating activities used cash principally to increase trade accounts receivable and amounts due from factor of $1,506,650, to increase inventories by $1,977,868, a net loss of $78,150, and is partially offset by an increase in accounts payable and accrued expenses of $1,669,566, and a decrease in prepaid expenses of $95,357.

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

Our investing activities did not provide or use cash during the fiscal years ended March 31, 2022, or 2021.

Financing activities provided cash of $2,138,182 reflecting the increase in net borrowing from the Factor. Financing activities used cash of $1,321,362 during the fiscal year ended March 31, 2021, resulting primarily from the net repayment of amounts due to our Factor.

Our overall sales are primarily dependent upon the strength of the U.S. housing market. As stated elsewhere in this report, our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies); demand in new home construction and new home sales directly impacts sales by our USI Electric subsidiary. Our operating results for the fiscal years ended March 31, 2022, and 2021 continue to be dependent upon the economic conditions of the U.S. housing market. Management believes that with an improved housing market and sales of our sealed products, the Company will improve profitability.

Management expects our product offerings including sealed battery alarm and ground fault circuit interrupter products will compete on price and functionality with similar products offered by our larger competitors. While we believe there will be market acceptance of our products, we cannot be assured of this. Should our products not achieve the level of acceptance we anticipate, this could have a significant impact on our future operations, and our sales may decline, potentially impacting our ability to continue operating in our current fashion.

Our short-term borrowings to finance operations, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under our Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $11,000 on March 31, 2022.

The Company has a history of sales that are insufficient to generate profitable operations and has limited sources of financing. Management’s plan in response to these conditions continues to be to increase sales resulting from the delivery of the Company’s line of sealed battery ionization smoke alarms, carbon monoxide products, and ground fault circuit interrupters. In addition, the Company has a short-term note payable due to its principal supplier (Eyston Company Ltd.) that requires monthly payments beginning April, 2022 of $100,000 per month and until the principal balance of approximately $1,081,000 is repaid. The Company has a long history of working closely with Eyston and believes that forbearance or extension of the payment terms of the short-term note payable can be achieved if required to meet short-term cash flow requirements. Further, the Company’s factor has withheld financing on approximately $560,000 of the Company’s accounts receivable subject to resolution of delivery disputes with a major customer. The resolution of these items has been ongoing and subsequent to March 31, 2022, the customer has been making payments as proof of delivery is confirmed. The Company expects that all amounts in dispute will be resolved satisfactorily and that availability of approximately $560,000 in operating cash flow will become available under the factoring agreement subsequent to March 31, 2022. Finally, the Company has filed requests for refunds of customs payments with US Customs and Border Protection for approximately $300,000 (including interest expected) for overpayments of duty. The Company expects this refund to be available during the second quarter of fiscal year 2023. The Company has seen positive results on this plan as reflected by increased sales of its product offerings. Management expects sales growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs for the next twelve months following the issuance date of this report. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

Related Party Transactions

Pursuant to its written charter, the Audit Committee of the Board of Directors of the Company reviews and approves all transactions with related persons that are required to be disclosed under applicable regulation. During the fiscal year ended March 31, 2022, and 2021, inventory purchases and other company expenses of approximately $1,582,000 and $1,206,000, respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives travel mileage and other credit card benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2022, and 2021 may include amounts submitted for personal expense reimbursement and amounts paid by Mr. Grossblatt for inventory purchases or other company expenses and amounted to approximately $211,000 and $158,000, respectively, and the amount outstanding at March 31, 2022 and 2021 is approximately $44,000 and $51,000, respectively.

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

Revenue Recognition: The Company’s primary source of revenue is the sale of safety and security products based upon purchase orders or contracts with customers. Revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the product is shipped or delivered to the customer. Customers may not return, exchange, or refuse acceptance of goods without our approval. Generally, the Company does not grant extended payment terms. Shipping and handling costs associated with outbound freight, after control over a product has transferred to a customer, are accounted for as a fulfillment cost and are recorded in selling, general and administrative expense.

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

Concentrations

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company had no customers in the fiscal year that ended March 31, 2022, that represented greater than 10% of the Company’s net sales. The Company had one customer in the fiscal year that ended March 31, 2022, that represented 13.6% of the Company’s accounts receivable on March 31, 2022. The Company had a different customer during the fiscal year ended March 31, 2021 that represented 21.9% of the Company’s net sales. The Company acquires all the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. Products manufactured for us by Eyston amounted to approximately 83.6% and 77.6% of our purchases for the fiscal years ended March 31, 2022, and 2021, respectively. At March 31, 2022, and 2021, the Company had accounts receivable due from Eyston of $358,958 and $381,401, respectively.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as such item is defined in Rules 13a – 15(e) and 15d – 15(e) of the Exchange Act) that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures in accordance with applicable Securities and Exchange Commission guidance as of the end of the period covered by this annual report and have concluded that disclosure controls and procedures were not effective.

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

Our Chief Financial Officer, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2022, because of a material weakness in internal control over financial reporting as discussed below.

A material weakness arose in the classification of and disclosure of amounts within the financial statements. The Company plans to remediate the material weakness by clarification of the classification of amounts and inclusion of the required disclosures.

Changes in Internal Control over Financial Reporting.

Except for the material weakness noted above there have been no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2022.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The Board currently consists of four directors. The Company’s directors are divided into three classes and are elected for terms of three years each and until his successor is elected and qualifies.

The following table sets forth, for each director and executive officer of the Company, his name, age as of March 31, 2022, the year he first became a director and, if applicable, executive officer of the Company and the expiration of his current term. There are no known arrangements or understandings between any director of the Company and any other person that has been selected as a director.

				Current
			Executive	Director
		Director	Officer	Term
Name	Age	Since	Since	to Expire
Ira F. Bormel	59	2008	—	2022
Harvey B. Grossblatt	75	1996	1983	2023
Cary Luskin	63	2002	—	2022
Ronald A. Seff, M.D.	72	2002	—	2022
James B Huff	70	—	2004	—

Presented below is certain information concerning the directors and executive officers of the Company. Unless otherwise stated, all directors have held the positions indicated for at least the past five years.

Ira F. Bormel has served as chief financial officer of Berman Enterprises LLC and related companies, a Maryland based owner, developer and manager of office and retail commercial properties, since 1999. Mr. Bormel is also a former chief financial officer of the Company. Mr. Bormel is well qualified to serve as a member of the Board due to his experience as chief financial officer of a multi-million dollar business and his familiarity with the Company’s business and industry.

Harvey B. Grossblatt was Chief Financial Officer of the Company from 1983 until August 2004, Secretary and Treasurer of the Company from 1988 until August 2004, Chief Operating Officer of the Company from April 2003 through August 2004, and Chief Executive Officer since August 2004. Mr. Grossblatt is well qualified to serve as a member of the Board due to his more than a quarter century experience as a member of the Company’s senior management and detailed knowledge of the Company’s operations and home safety products industry.

Cary Luskin has been in the retail electronics business since 1978. Since 1998, Mr. Luskin has been President of The Big Screen Store, Inc., a chain of large-screen television retail stores. Mr. Luskin is well qualified to serve as a member of the Board due to his extensive experience in the retail electronics business and senior executive of a public company.

Ronald A. Seff, M.D. has been in the private practice of ophthalmology since 1977. From 1977 until 1998, Dr. Seff practiced with, and was a senior executive of, a large medical practice with four offices in Maryland. Dr. Seff is well qualified to serve as a member of the Board due to his extensive practical business experience gained as a senior executive of a large medical practice in which Dr. Seff had responsibility for a wide range of business functions. Dr. Seff serves on the Audit and Compensation Committees of the Company and has a broad understanding of the Company, its management, and its operations.

James B. Huff was appointed Chief Financial Officer of the Company in August 2004 and Secretary and Treasurer in October 2004.

Audit Committee

The Audit Committee is appointed by the Board to assist the Board in its duty to oversee the Company’s accounting, financial reporting and internal control functions and the audit of the Company’s financial statements. The Committee’s responsibilities include, among others, direct responsibility for hiring, firing, overseeing the work of and determining the compensation for the Company’s independent auditors, who report directly to the Audit Committee. The members of the Audit Committee during the fiscal year ended

March 31, 2022, were Mr. Bormel (Chairman), Dr. Seff and Mr. Luskin. None of the Audit Committee members is an employee of the Company and each is independent under existing NYSE MKT and SEC requirements. The Board has examined the SEC’s definition of “audit committee financial expert” and determined that Mr. Bormel satisfies this definition. Accordingly, Mr. Bormel has been designated by the Board as the Company’s audit committee financial expert. During the fiscal year ended March 31, 2022, the Audit Committee met four times. The Board has adopted a written charter for the Audit Committee, which is available on the Company’s website, www.universalsecurity.com, under the “Investor Relations” tab.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires that the Company’s directors and executive officers and each person who owns more than 10% of the Company’s Shares, file with the SEC an initial report of beneficial ownership and subsequent reports of changes in beneficial ownership of the Shares. To the Company’s knowledge, based solely upon the review of the copies of such reports furnished to us, all reporting persons complied with the Section 16(a) filing requirements applicable to them with respect to transactions during the fiscal year ended March 31, 2022.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that is designed to promote the highest standards of ethical conduct by the Company’s directors, executive officers and employees. The Code of Ethics is posted on the Company’s website, www.universalsecurity.com, under the “Investor Relations” tab.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during the fiscal year ended March 31, 2022, as well as two of the Company’s most highly compensated employees whose total compensation during the fiscal year exceeded $100,000 (listed in the Summary Compensation Table below), are referred to as the “named executive officers.”

The following table sets forth information regarding the total compensation paid or earned by the named executive officers as compensation for their services in all capacities during the fiscal years ended March 31, 2022, and 2021.

		Base		Stock	Option
Name and		Salary	Bonus	Awards	Awards	All Other		Total
Principal Position	Year	$	$	$	$	Compensation		$
(a)	(b)	(c)	(d)	(e)	(f)	$ (i)		(j)
Harvey B. Grossblatt,	2022	352,286	0	0	0	72,042		424,328
President and CEO	2021	352,286	2,712	0	0	68,728	(1)	423,726
James B. Huff,	2022	196,424	0	0	0	18,855		215,279
Secretary/Treasurer/CFO	2021	154,040	0	0	0	18,855	(2)	172,895
Glenda Anderson,	2022	157,386	0	0	0	19,288		176,674
Sales Manager	2021	162,395	0	0	0	18,288	(3)	180,683
Phillip Haigh	2022	145,640	0	0	0	27,268		172,908
Sales Manager	2021	145,109	0	0	0	31,978	(4)	177,087
(1)	All other compensation for Mr. Grossblatt for 2022 and 2021, respectively, includes employer 401(k) contributions of $40,815 and $37,852, medical reimbursement and health insurance premiums of $25,209 and $24,858, group life and disability premiums of $5,166 and $5,166, and auto lease value of $852 and $852.
(2)	All other compensation for Mr. Huff for 2022 and 2021, respectively, includes employer match of 401(k) contributions of $5,526 and $5,526, group life and disability premiums of $5,529 and $5,529 and auto lease value or reimbursement allowance of $7,800 and $7,800.
(3)	All other compensation for Ms. Anderson for 2022 and 2021 respectively, includes employer match of 401(k) contributions of $5,461 and $5,461, medical reimbursement and health insurance premiums of $3,304 and $3,304, group life and disability premiums of $3,523 and $3,523, and auto reimbursement allowances of $7,000 and $6,000.

(4)	All other compensation for Mr. Haigh for 2022 and 2021 respectively, includes employer match of 401(k) contributions of $6,000 and $5,010, medical reimbursement and health insurance premiums of $12,600 and $12,600, group life and disability premiums of $3,568 and $3,568, and auto reimbursement allowances of $5,100 and $10,800.

401(k) Plan

The Company has a defined contribution profit sharing plan covering eligible employees. The Plan is voluntary with respect to participation and is subject to the provisions of ERISA. The plan provides for participant contributions of up to 25% of annual compensation, as defined by the plan. The Company contributes an amount equal to a match of the first three percent (3%) contributed by the employee plus fifty percent (50%) of the next two percent (2%) contributed by the employee with a maximum contribution of four percent (4%). The Company may contribute an additional amount from its profits as authorized by the Board. The Company made no additional contributions in fiscal 2022. Participants in the plan are immediately vested in their and the Company’s contributions, plus actual earnings thereon. The Company’s fiscal 2022 contributions to the plan on behalf of named executive officers are included in the “All Other Compensation” column in the “Summary Compensation Table” above.

Executive Employment Agreements

The Chief Executive Officer’s compensation is governed largely by his employment agreement with the Company, originally effective April 1, 2002, as amended. The current employment agreement expires on July 31, 2022. The employment agreement currently provides that Mr. Grossblatt’s base annual salary (since April 1, 2007) is $350,000. Additionally, Mr. Grossblatt is entitled to bonus compensation for each fiscal year of the Company in which the Company earned pre-tax net income in such fiscal year in excess of a percentage, pre-determined by the Board, of shareholders’ equity as of the start of the fiscal year (which is 4% for the fiscal years ended March 31 2022 and 2021), as follows: 3% of all (after the 4% threshold) pre-tax net income up to $1 million, 4% of pre-tax net income from $1-$2 million, 5% of pre-tax net income from $2-$3 million, 6% of pre-tax net income from $3-$4 million, 7% of pre-tax net income over $4 million. Mr. Grossblatt is also entitled to life, health and disability insurance benefits, medical reimbursement, automobile allowance, and Company paid retirement plan contributions.

If the Employment Agreement is not renewed by the Company or is terminated by Mr. Grossblatt for good reason, Mr. Grossblatt is entitled to receive his compensation through any balance of the employment term plus a lump sum payment equal to his last 12 months base salary and bonus, health benefits for three years, and an additional lump sum payment payable on each of the first three anniversaries of the termination equal to the 401(k) plan contribution the Company would have made on behalf of the Company had he remained employed by the Company.

If Mr. Grossblatt’s employment is terminated following or in anticipation of a “change of control” of the Company, Mr. Grossblatt will be entitled to receive a lump sum payment equal to his base salary for the balance of the Employment Agreement’s term and the amount of Mr. Grossblatt’s last bonus plus three times Mr. Grossblatt’s last 12 months base salary and bonus. In addition, Mr. Grossblatt is entitled to receive health benefits for three years, and an additional lump sum payment payable on the anniversary of the termination equal to the 401(k) plan contribution the Company would have made on behalf of the Company had he remained employed by the Company for three years. In the event of a change in control Mr. Grossblatt will receive an amount equal to three times his base salary for the last 12 months and the amount of his last bonus, limited to 2.99 times Mr. Grossblatt’s average annual taxable compensation from the Company which is included in his gross income for the five taxable years of the Company ending before the date on which the change of control occurs.

If the Employment Agreement is terminated by the Company due to Mr. Grossblatt’s death, Mr. Grossblatt’s estate is entitled to receive a lump sum payment equal to his base salary for the greater of the balance of the Employment Agreement’s term or one year, reduced by any individual life insurance benefits the premiums for which are paid for by the Company, plus the amount of his last bonus and the amount of the Company’s last 401(k) plan contribution made on behalf of Mr. Grossblatt. In addition, Mr. Grossblatt’s estate is entitled to the health insurance and medical reimbursement benefits for the longer of the balance of the term or three years following the date of death, or the cash equivalent thereof.

If the Employment Agreement is terminated by the Company due to Mr. Grossblatt’s disability, Mr. Grossblatt is entitled to the continuation of the payment of his base salary for the balance of the term, reduced by any group or individual disability income insurance benefits the premiums for which are paid for by the Company and Social Security disability benefits paid to Mr. Grossblatt. In addition, Mr. Grossblatt is entitled to the health insurance and medical reimbursement benefits and a payment equal to the 401(k) plan contribution the Company would have made on behalf of the Company had he remained employed by the Company, for the longer of the balance of the term or three years following the date of disability, or the cash equivalent thereof.

The Employment Agreement generally prohibits Mr. Grossblatt from competing with the Company during the term and during any subsequent period during which he receives compensation from the Company.

Potential Payments upon Termination or Change in Control

The table below shows the estimated incremental value transfer to Harvey B. Grossblatt, the only named executive officer who is contractually entitled to compensation upon termination or a change in control, under various scenarios relating to a termination of employment. Please refer to the discussion titled “Executive Employment Agreements”, above, in this Executive Compensation Section for a description of the circumstances that would trigger payments and benefits upon termination or a change in control. The tables below assume that such termination occurred on March 31, 2022, the last day of the Company’s 2022 fiscal year. The Company’s stock price on the last business day of its 2022 fiscal year was $4.25. The actual amounts that would be paid to any named executive officer can only be determined at the time of an actual termination of employment and would vary from those listed below. The estimated and approximate amounts listed below are in addition to any other benefits that are available to employees generally.

					Termination
			Resignation		Following
			for Good		Change in
	Non Renewal		Reason		Control (1)		Death		Disability
Severance	$353,000	(2)	$353,000	(2)	$1,053,000	(5)	$353,000 minus benefits		$353,000 minus benefits	(7)
Health Benefits	$85,000	(3)	$85,000	(3)	$85,000	(3)	$85,000	(6)	$85,000
401(k) Contribution	$72,000	(4)	$72,000	(4)	$72,000	(4)	$24,000		$72,000	(4)
Tax gross up	—		$326,000		$785,000		—		—
(1)	Limited to 2.99 times Mr. Grossblatt’s average annual taxable compensation from the Company which is included in his gross income for the five taxable years of the Company ending before the date on which the change of control occurs.
(2)	Lump sum payment equal to Mr. Grossblatt’s last 12 months base salary and bonus.
(3)	The aggregate of the health benefits for the first three years following the termination.
(4)	The aggregate of the respective annual lump sum payments, payable on each of the first three anniversaries of the termination, equal to the 401(k) plan contribution the Company would have made on behalf of the Company had Mr. Grossblatt remained employed by the Company.
(5)	Lump sum payment equal to Mr. Grossblatt’s annual base salary for the balance of the employment period and last bonus, plus three times Mr. Grossblatt’s last 12 months base salary and bonus limited to 2.99 times Mr. Grossblatt’s average annual taxable compensation.
(6)	Mr. Grossblatt’s estate is entitled to the health insurance and medical reimbursement benefits for the longer of the balance of the employment term or three years following the date of death, or the cash equivalent thereof.
(7)	This amount assumes a disability occurs on the date of signing of the agreement.

Director Compensation

The following table summarizes the compensation paid to directors for the fiscal year ended March 31, 2022:

	Fees Earned
	or	Option
Name	Paid in Cash	Awards	Total
(a)	(b)	(d)	(h)
Cary Luskin	$10,000	$0	$10,000
Ronald A. Seff, M.D.	$10,000	$0	$10,000
Ira F. Bormel	$10,000	$0	$10,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table reflects the names and addresses of the only persons known to the Company to be the beneficial owners of 5% or more of the Shares outstanding as of June 30, 2022. For purposes of calculating beneficial ownership, Rule 13d-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”) requires inclusion of Shares that may be acquired within sixty days of June 30, 2022. Unless otherwise indicated in the footnotes to this table, beneficial ownership of Shares represents sole voting and investment power with respect to those Shares.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class
NONE

The following table sets forth information with respect to the beneficial ownership of the Shares on June 30, 2022, by (i) each executive officer of the Company named in the Summary Compensation Table, (ii) each current director and each nominee for election as a director and (iii) all directors and executive officers of the Company as a group. For purposes of calculating beneficial ownership, Rule 13d-3 of the Exchange Act requires inclusion of Shares that may be acquired within sixty days of June 30, 2022. Unless otherwise indicated in the footnotes to this table, beneficial ownership of Shares represents sole voting and investment power with respect to those Shares.

	Shares Beneficially
Name of Beneficial Owner	Owned	Percent of Class
Harvey B. Grossblatt	110,402	4.77%
Cary Luskin	59,423	2.57%
Ronald A. Seff, M.D.	77,469	3.35%
James B. Huff	510	0.02%
Ira F. Bormel	0	—
All directors and executive officers as a group (5 persons)	247,804	10.71%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to its written charter, the Audit Committee of the Board of Directors of the Company reviews and approves all transactions with related persons that are required to be disclosed under applicable regulation. During the fiscal year ended March 31, 2022, and 2021, inventory purchases and other company expenses of approximately $1,582,000 and $1,206,000, respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives travel mileage and other credit card benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2022, and 2021 may include amounts submitted for personal expense reimbursement and amounts paid by Mr. Grossblatt for inventory purchases or other company expenses and amounted to approximately $211,000 and $158,000, respectively, and the amount outstanding at March 31, 2022 and 2021 is approximately $44,000 and $51,000, respectively.

The following table sets forth, for each director, whether such individual has been determined by the Board to be “independent” as defined in Section 803.A. of the NYSE MKT LLC Company Guide.

Name	Independent
Cary Luskin	Yes
Ira F. Bormel	Yes
Harvey B. Grossblatt	No
Ronald A. Seff, M.D.	Yes

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a description of the fees billed to the Company by Marcum LLP (the “Auditor”) during the fiscal year ended March 31, 2022, and 2021:

Audit Fees. Audit fees include fees billed by the Auditor, for the fiscal years ended March 31, 2022 and 2021, in connection with the annual audits of the Company’s consolidated financial statements, and review of the Company’s interim financial statements. Audit fees also include fees for services performed by the Auditor that are closely related to the audit and in many cases could only be provided by the Auditor. Such services include consents related to Securities and Exchange Commission and other regulatory filings. The aggregate fees for audit services for the fiscal years ended March 31, 2022, and 2021 totaled approximately $208,000 and $196,000 respectively.

Audit Related Fees. Audit related services include due diligence services related to accounting consultations, internal control reviews and employee benefit plan audits. There were no fees billed for audit related services paid by the Company during the fiscal years ended March 31, 2022, and 2021.

Tax Fees. Tax fees include corporate tax compliance, advisory and planning services. There were no tax related services provided in fiscal years ended March 31, 2022, and 2021.

All Other Fees. There were no other fees for services provided in the fiscal years ended March 31, 2022, and 2021.

The Company’s Audit Committee reviews all fees charged by the Company’s independent auditors, and actively monitors the relationship between audit and non-audit services provided. The Audit Committee must pre-approve all audit and non-audit services provided by the Company’s independent auditors and fees charged.

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

10.5	Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated March 3, 2022.*
10.6

Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747) ), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747) by addendum dated July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017, File No. 1-31747), by addendum dated July 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2018, File No. 1-31747), by addendum dated July 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2019, File No. 1-31747), by addendum dated July 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2020, File No. 1-31747), and by addendum dated July 28, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2021, File No. 1-31747).

21	Subsidiaries of the Registrant*
23.1	Independent Registered Public Accounting Firm’s Consent
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated July 14, 2022*
101

Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2022 and 2021; (ii) Consolidated Statements of Operations for the years ended March 31, 2022 and 2021 (iii) Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2022 and 2021; and (v) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.

July 14, 2022	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey B. Grossblatt	President, Chief Executive Officer	July 14, 2022
Harvey B. Grossblatt	and Director

/s/ James B. Huff	Chief Financial Officer	July 14, 2022
James B. Huff	(principal financial officer and
principal accounting officer)

/s/ Cary Luskin	Director	July 14, 2022
Cary Luskin

/s/ Ronald A. Seff	Director	July 14, 2022
Ronald A. Seff

/s/ Ira Bormel	Director	July 14, 2022
Ira Bormel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Universal Security Instruments, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. and Subsidiaries (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Philadelphia, PA

July 14, 2022

UNIVERSAL SECURITY INSTRUMENTS, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,
	2022	2021
CURRENT ASSETS
Cash	$438,735	$160,604
Accounts receivable:
Trade, less allowance for doubtful accounts	1,290,481	653,172
Receivables from employees	6,731	5,000

	1,297,212	658,172

Amount due from factor	2,792,901	1,925,291
Inventories – finished goods	6,229,061	4,181,193
Prepaid expenses	241,342	336,699

TOTAL CURRENT ASSETS	10,999,251	7,261,959

INTANGIBLE ASSETS - NET	40,243	44,717
PROPERTY AND EQUIPMENT - NET	477,627	184,678
OTHER ASSETS	4,000	4,000

TOTAL ASSETS	$11,521,121	$7,495,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit – factor	$2,157,086	$18,904
Short-term portion of operating lease liability	131,880	171,122
Accounts payable – trade	1,572,356	509,561
Note payable – Eyston Company Ltd.	1,081,440	—
Accounts payable – Eyston Company Ltd.	985,077	755,148
Accrued liabilities:
Accrued payroll and employee benefits	160,025	103,381
Accrued commissions and other	459,440	139,242

TOTAL CURRENT LIABILITIES	6,547,304	1,697,358

NOTE PAYABLE – Eyston Company Ltd. – noncurrent	—	1,081,440
LONG-TERM PORTION OF OPERATING LEASE LIABILITY	335,411	—

TOTAL LONG-TERM LIABILITIES	335,411	1,081,440
COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; 20,000,000 shares authorized, 2,312,887 shares issued and outstanding at March 31, 2022 and 2021	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(8,270,564)	(8,192,414)

TOTAL SHAREHOLDERS’ EQUITY	4,638,406	4,716,556

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,521,121	$7,495,354

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2022	2021
Net sales	$19,549,785	$17,520,151

Cost of goods sold	13,517,552	11,880,442

GROSS PROFIT	6,032,233	5,639,709

Selling, general and administrative expense	5,524,343	5,034,380
Research and development expense	438,200	471,545

Operating income	69,690	133,784

Other (expense) income:
Forgiveness of debt – PPP Loan	—	221,400

Interest expense, net	(147,840)	(86,841)

(Loss) Earnings before income taxes	(78,150)	268,343

Income tax expense	—	—

NET (LOSS) INCOME	$(78,150)	$268,343

(Loss) Earnings per share:
Basic and diluted	$(0.03)	$0.12

Shares used in computing net (loss) earnings per share:
Weighted average basis and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
			Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at April 1, 2020	2,312,887	$23,129	$12,885,841	$(8,460,757)	$4,448,213

Net income				268,343	268,343

Balance at March 31, 2021	2,312,887	23,129	12,885,841	(8,192,414)	4,716,556

Net loss				(78,150)	(78,150)

Balance at March 31, 2022	2,312,887	$23,129	$12,885,841	$(8,270,564)	$4,638,406

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net (Loss) Income	$(78,150)	$268,343
Adjustments to reconcile net (loss) income to net cash (used by) provided by operating activities:
Depreciation and amortization	7,694	7,695
Forgiveness of debt – Paycheck Protection Program	—	(221,400)
Depreciation of right-of-use asset	171,122	158,576
(Decrease) Increase in allowance for inventory and accounts receivable reserves	(70,000)	100,000

Changes in operating assets and liabilities:
Increase in accounts receivable and amounts due from factor	(1,506,650)	(236,930)
(Increase) Decrease in inventories	(1,977,868)	942,766
Decrease (Increase) in prepaid expenses	95,357	(223,554)
Increase in accounts payable and accrued expenses	1,669,566	751,252
Decrease in operating lease liability	(171,122)	(158,576)

NET CASH (USED BY) PROVIDED BY OPERATING ACTIVITIES	(1,860,051)	1,388,172

FINANCING ACTIVITIES:
Proceeds from – Paycheck Protection Program	—	221,400
Net borrowing (repayment) of line of credit - factor	2,138,182	(1,542,762)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,138,182	(1,321,362)

INCREASE IN CASH	278,131	66,810

Cash at beginning of period	160,604	93,794

CASH AT END OF PERIOD	$438,735	$160,604

Supplemental information:
Interest paid	$147,840	$82,184
Income taxes paid	$—	$—

Supplemental disclosures of non-cash activities:
Conversion of trade accounts payable to note payable	$—	$1,081,440
Right-of-use asset in exchange for operating lease liability	$467,291

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL SECURITY INSTRUMENTS, INC., AND SUBSIDIARIES

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

Proposed Merger: As previously reported, on February 25, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company (USI), a wholly owned subsidiary of the Company D-U Merger Sub, Inc. a Delaware corporation (“Merger Sub”) and Infinite Reality, Inc., a Delaware corporation (“Infinite Reality”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Infinite Reality, with Infinite Reality continuing as the surviving corporation and wholly owned subsidiary of the Company (the “Merger”). The Merger will become effective at the time when the certificate of merger has been duly filed or such later date specified in the filed certificate (the “Effective Time”). As a result, immediately following the Effective Time, the former Infinite Reality stockholders will hold approximately 97.6% of the outstanding shares of USI Common Stock and the stockholders of USI will retain ownership of approximately 2.4% of the outstanding shares of USI Common Stock. The directors and officers of Infinite Reality prior to the Effective Time will remain the directors and officers after the Effective Time, until their resignation or removal. At the Effective Time, the Company will take the actions required to replace the officers and directors of the Company with designees by Infinite Reality. At the Effective Time, the parties intend for the Company to convert from a Maryland corporation to a Delaware corporation. Pursuant to the Merger Agreement, Infinite Reality shareholders acquire the right to convert their Infinite Reality common stock held immediately prior to the Merger into the Company common stock. Holders of the Company’s common stock prior to the Effective Time (“Legacy Shareholders”) may also receive a dividend of the Company common stock if the market capitalization of the Company is less than $500 million within 180 days after the Effective Time. Under the terms of the Merger Agreement, the Company current operating business will continue, and the Company has agreed to use its best efforts to sell or spin off its business operations prior to the Effective Time. In the event the Company’s current business operations are not sold or otherwise divested by the Effective Time, a Contingent Value Rights Agreement will issue to each Legacy Shareholder. The Merger Agreement includes customary rights of each party to terminate the Merger Agreement, including: in the event shareholder approval is not obtained; if the Company’s shares are not approved for continued listing by the NYSE MKT LLC following the Effective Time; and if a party receives a superior offer and complies with the terms of the Merger Agreement regarding accepting such offer. On May 16, 2022, the Company filed with the United States Securities Exchange Commission (SEC) a proxy statement and Form S-4 registration statement in connection with the Merger. If USI or Infinite Reality accepts a superior offer and terminates the Merger Agreement, the terminating party will pay a breakup fee to the non-terminating party covering its out-of-pocket expenses, subject to a cap of $100,000, plus 4% of the market capitalization of USI as of the Effective Date.

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

Disaggregation of Revenue: The Company presents below revenue associated with sales of safety alarm products separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the fiscal years ended March 31, 2022, and 2021 are as follows:

	Fiscal Year ended
	March 31, 2022	March 31, 2021
Sales of safety alarms	$16,487,028	$15,218,162
Sales of GFCI’s and ventilation fans	3,062,757	2,301,989
	$19,549,785	$17,520,151

Accounts Receivable: The Company assigns the majority of its trade receivables on a pre-approved non-recourse basis to Merchant Factors Corporation (Merchant or Factor) under a factoring agreement on an ongoing basis. Factoring charges recognized on assignment of receivables are deducted from revenue in the consolidated statements of operations and amounted to $165,579 and $154,267 for the years ended March 31, 2022, and 2021, respectively.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided and no amounts are considered to be past due at March 31, 2022. At March 31, 2022, and 2021, an allowance of $157,000 has been provided for uncollectible trade accounts receivable.

Inventories: Inventories are stated at the lower of cost (first in/first out method) or net realizable value. Included as a component of finished goods inventory are additional non-material costs. These costs include freight, import duty, tariffs, and inspection fees. Expenses incurred for inventory quality control in the amount of approximately $45,000 and $45,000, were absorbed in inventory for the fiscal years ended March 31, 2022, and 2021, respectively. We evaluate inventories on a quarterly basis and write down inventory that is considered obsolete or unmarketable in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.

Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The factors considered in performing this assessment include current operating results, anticipated future results, the manner in which the asset group is used and the effects of obsolescence, demand, competition and other economic factors. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these asset groups in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these asset groups. Impairment losses are recognized when the sum of expected future cash flows is less than the asset groups carrying value, and losses are determined based upon the excess carrying value of the asset group over its fair value. Based on this assessment, no impairment to long-lived assets resulted for fiscal years ended March 31, 2022, and 2021.

Leases: The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company estimates the incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company utilizes certain practical expedients for short-term leases, including the election not to reassess its prior conclusions about lease identification, lease classification and initial direct costs, as well as the election not to separate lease and non-lease components for arrangements where the Company is a lessee. See Note E, Leases.

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

The Company follows Accounting Standards Codification (ASC) 740-10 that gives guidance to tax positions related to the recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. Interest and penalties, if any, related to income tax matters are recorded as income tax expenses. See Note F, Income Taxes.

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

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $426,740 and $409,692 in fiscal years 2022 and 2021, respectively.

Net (Loss) Earnings per Share: Basic net (loss) earnings per share is computed by dividing net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive) for the period. As a result, the weighted average number of common shares outstanding is identical for both basic and diluted shares. In addition, there were no other securities outstanding during 2022 or 2021 other than common stock.

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

NOTE B – LIQUIDITY AND MANAGEMENT’S PLAN

As the Company previously reported, on August 31, 2020, the Company received a letter from NYSE American LLC (the “Exchange”) stating that the Exchange has determined that the Company is not in compliance with the Exchange’s continued listing requirements as the result of the Company’s failure to maintain stockholders’ equity of $6.0 million after reporting losses from continuing operations and/or net losses in its five most recent fiscal years. On October 1, 2021, the Company received a letter from the Exchange notifying the Company that it is now in compliance with the continued listing standards of the Exchange and that the Company has resolved the continued listing deficiency previously referenced.

The Company reported a net loss of $78,150 for the fiscal year ended March 31, 2022 and net income of $268,343 for the year ended March 31, 2021.

In light of shutdowns, quarantines and other restrictions and delays in operations caused by or related to COVID-19 in the PRC and the United States, the Company has experienced delays in shipping and receiving of products. We are not yet able to quantify the full impact of the COVID-19 pandemic on our sales and financial results. While sales increased when compared to sales for the comparable 2021 period, delivery schedules have been delayed and freight costs have increased significantly. Sales growth has been due primarily to increased sales to electrical distributors reflecting increased housing demand and increased retail sales to large national retailers.

Short-term borrowings to finance operations, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of the Factoring Agreement with Merchant. Advances from the Company’s factor are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $11,000 at March 31, 2022.

Management expects our product offerings including sealed battery alarm and ground fault circuit interrupter products will compete on price and functionality with similar products offered by our larger competitors. While we believe there will be market acceptance of our products, we cannot be assured of this. Should our products not achieve the level of acceptance we anticipate, this could have a significant impact on our future operations, and our sales may decline, potentially impacting our ability to continue operating in our current fashion.

The Company has a history of sales that are insufficient to generate profitable operations and has limited sources of financing. Management’s plan in response to these conditions continues to be to increase sales resulting from the delivery of the Company’s line of sealed battery ionization smoke alarms, carbon monoxide products, and ground fault circuit interrupters. In addition, the Company has a short-term note payable due to its principal supplier (Eyston Company Ltd.) that requires monthly payments beginning April, 2022 of $100,000 per month and until the principal balance of approximately $1,081,000 is repaid. The Company has a long history of working closely with Eyston and believes that forbearance or extension of the payment terms of the short-term note payable can be achieved if required to meet short-term cash flow requirements. Further, the Company’s factor has withheld financing on approximately $560,000 of the Company's accounts receivable subject to resolution of delivery disputes with a major customer. The resolution of these items has been ongoing and subsequent to March 31, 2022, the customer has been making payments as proof of delivery is confirmed. The Company expects that all amounts in dispute will be resolved satisfactorily and that availability of approximately $560,000 in operating cash flow will become available under the factoring agreement subsequent to March 31, 2022. Finally, the Company has filed requests for refunds of customs payments with US Customs and Border Protection for approximately $300,000 (including interest expected) for overpayments of duty. The Company expects this refund to be available during the second quarter of fiscal year 2023. The Company has seen positive results on this plan as reflected by increased sales of its product offerings. Management expects sales growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs for the next twelve months following the issuance date of this report. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

NOTE C – SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

On January 15, 2015, the Company entered into an Agreement with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. Under the modified Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. Additional funding, characterized by Merchant as an over advance, may be provided up to one hundred percent (100%) of eligible accounts receivable. The over advance portion, if any, may not exceed fifty percent (50%) of eligible inventory up to a maximum of $500,000. Subject to a temporary modification agreement effective on August 11, 2021, and which subsequently expired on November 30, 2021, the over advance portion, if any, may not exceed fifty percent (50%) of eligible inventory up to a maximum of $1,500,000. The Agreement, which was extended and expires on January 6, 2024, provides for continuation of the program for successive two-year periods until terminated by one of the parties to the Agreement. The amount available to borrow from Merchant is approximately $11,000 at March 31, 2022. Advances on factored trade accounts receivable and borrowing on inventories are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (effective rate 5.50% and 5.25% at March 31, 2022 and March 31, 2021, respectively). Advances under the Agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance. At March 31, 2022 and 2021 there was $2,157,086 and $18,904 borrowed and outstanding under the factoring agreement, respectively.

Under the Agreement, the Company assigned receivables of $18,449,900 and $17,003,317 during the years ended March 31, 2022, and 2021, respectively. The uncollected balance of receivables held by the factor amounted to $2,792,901 and $1,925,291 at March 31, 2022 and 2021. Included in the uncollected balance of receivables held by the factor are amounts classified by the factor as amounts at client risk of $589,000 and $238,000 at March 31, 2022 and 2021, respectively. Collected cash maintained on deposit with the factor earns interest at the factor’s prime rate of interest less 2.5 percent (effective rate of 1.00% and 0.75% at March 31, 2022 and 2021, respectively.) There was no cash on deposit with the Factor at March 31, 2022 or 2021.

In May, 2020 the Company received a Paycheck Protection Program loan of $221,400 under the Coronavirus Aid, Relief and Economic Security Act (CARES) and during the fiscal year ended March 31, 2021, the loan was forgiven in compliance with the provisions of the CARES Act.

NOTE D – PROPERTY AND EQUIPMENT - NET

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

The estimated useful lives for financial reporting purposes are as follows:

Leasehold improvements	-	Shorter of term of lease or useful life of asset
Machinery and equipment	-	5 to 10 years
Furniture and fixtures	-	5 to 15 years
Computer equipment	-	5 years

Property and equipment consist of the following:

	March 31,
	2022	2021
Leasehold improvements	$1,119,961	$652,670
Machinery and equipment	190,400	190,400
Furniture and fixtures	261,292	261,292
Computer equipment	302,634	302,634
	1,874,287	1,406,996
Less accumulated depreciation	(1,396,660)	(1,222,318)
	$477,627	$184,678

Depreciation expense totaled $174,342, which includes $171,122 of amortization of right-of-use lease asset for fiscal year ended March 31, 2022. For the fiscal year ended March 31, 2021, depreciation expense totaled $161,799 which included $158,576 of amortization of right-of-use lease asset. Right-of-use lease assets of $467,291 and $171,122, net, are included in leasehold improvements in Property and Equipment on the Consolidated Balance Sheets as of March 31, 2022, and 2021, respectively.

NOTE E – LEASES

The Company is a lessee in lease agreements for office space. Certain of the Company’s leases contain provisions that provide for one or more options to terminate or extend the lease at the Company’s sole discretion. The Company’s leases are comprised of fixed lease payments, with its real estate leases including lease payments subject to a rate or index which may be variable. Certain real estate leases also include executory costs such as common area maintenance (non-lease component). As a practical expedient permitted under ASC 842, the Company has elected to account for the lease and non-lease components as a single lease component. The Company utilizes certain practical expedients for short-term leases, and including the election not to reassess its prior conclusions about lease identification, lease classification and initial direct costs, as well as the election not to separate lease and non-lease components for arrangements where the Company is a lessee. Lease payments, which may include lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable lease amounts based on a rate or index (fixed in substance) as stipulated in the lease contract.

Effective March 2022, we extended our operating lease for a 15,000 square foot office and warehouse located in Baltimore County, Maryland to expire in April 2025 subject to a right to terminate the lease if the Company enters into a binding agreement to sell the assets of the Company. No option to continue the lease beyond April 2025 has been provided in the lease extension. Monthly rental expense, with common area maintenance, currently approximates $14,500 and increases 3.0% per year.

The Company maintains an operating lease for office space in Naperville, Illinois. This lease, consisting of 3,400 square feet, was renewed and extends through February 2023. The monthly rental, with common area maintenance, approximated $4,900 per month during the current fiscal year. Included are 2 additional one-year renewal options that are not included in the measurement of the lease term.

Our operating leases for real estate are generally renewable with terms and conditions similar to the original lease. Rent expense, including common area maintenance, totaled $252,975 and $239,557 for the years ended March 31, 2022, and 2021, respectively. None of the Company’s lease agreements contain any residual value guarantees or material restrictive covenants. As a result of the Company’s election of the package of practical expedients permitted within ASC 842, which among other things, allows for the carryforward of historical lease classification, all of the Company’s lease agreements in existence at the date of adoption that were classified as operating leases under ASC 840 have been classified as operating leases under ASC 842. Lease expense for payments related to the Company’s operating leases is recognized on a straight-line basis over the related lease term, which includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term and amounted to approximately $485,000 at the date of adoption and increased by approximately $468,000 effective with the lease amendment and extension dated March 2022. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of March 31, 2022, the Company had right-of-use assets of $467,291 and lease liabilities of $467,291 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the consolidated balance sheet. As of March 31, 2022 the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases is three years and 5.5%, respectively. During the fiscal year ended March 31, 2022, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $175,770, which is included as an operating cash outflow within the consolidated statements of cash flows. During the fiscal year ended March 31, 2022, the operating lease costs related to the Company’s operating leases was $175,770 which is included in operating costs and expenses in the consolidated statements of operations.

As of March 31, 2021, the Company had right-of-use assets of $171,122 and lease liabilities of $171,122 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the consolidated balance sheet. As of March 31, 2021 the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases is one year and 6.0%, respectively. During the fiscal year ended March 31, 2021, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $173,622, which is included as an operating cash outflow within the consolidated statements of cash flows. During the fiscal year ended March 31, 2021, the operating lease costs related to the Company’s operating leases was $173,622 which is included in operating costs and expenses in the consolidated statements of operations. During the fiscal years ended March 31, 2021 the Company did not enter into a material lease agreement set to commence in the future and there were no newly leased assets for which a right-of use asset was recorded in exchange for a new lease liability, other than those lease assets recorded upon implementation.

The future minimum payments under operating leases were as follows at March 31, 2022:

2023	$138,738
2024	155,512
2025	160,178
2026	26,760
Total operating lease payments	$481,188
Less: amounts representing interest	(13,897)
Present value of net operating lease payments	$467,291
Less: current portion	131,880
Long-term portion of operating lease obligations	$335,411

NOTE F – INCOME TAXES

The Company files its income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Income tax returns filed for the fiscal years ended March 31, 2021, 2020, and 2019 are considered open and subject to examination by tax authorities. Deferred income tax assets and liabilities are computed and recognized for those differences that have future tax consequences and will result in net taxable or deductible amounts in future periods. Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes. The deferred tax liabilities and assets for the Company result primarily from net operating loss and tax credit carry forwards, reserves, and accrued liabilities.

At March 31, 2022, the Company has total net federal operating loss carry forwards of approximately $5,537,000. There are certain limitations to the use and application of these items. Management reviews net operating loss carry forwards and income tax credit carry forwards to evaluate if those amounts are recoverable. After a review of projected taxable income and the components of the deferred tax assets in accordance with applicable accounting guidance it was determined that it is more likely than not that the tax benefits associated with the remaining components of the deferred tax assets will not be realized. This determination was made based on the Company’s history of losses from operations and the uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to their expiration. Accordingly, a valuation allowance was established to fully offset the value of the deferred tax assets. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

The reconciliation between the statutory federal income tax provision and the actual effective tax provision is as follows:

	Years ended March 31,
	2022	2021
Federal tax (benefit) at statutory rate (21%) before loss carry-forward	$(16,412)	$56,352

Permanent and other differences	12,017	(33,029)
State income tax (benefit) – net of federal effect	15,646	3,353
Expiration of tax credits	—	129,999

Change in deferred tax asset valuation allowance	(11,251)	(156,675)
	$—	$—

The individual components of the Company’s deferred tax assets are as follows:

	March 31,
	2022	2021
Deferred tax assets:
Accruals and allowances	$68,553	$76,376
Non deductible capitalized inventory and reorganization expenditures	54,895	11,027
Net operating loss carry forward	1,194,224	1,241,522
Foreign tax credit carry forward	—	—
Research and development tax credit carry forward	61,701	61,701
Allowance for unrealizable deferred tax assets	(1,379,373)	(1,390,626)
Net deferred tax asset	$—	$—

NOTE G – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on consultation with legal counsel, that there are no outstanding material claims outside of the normal course of business.

The Company’s employment agreement with its CEO (the “CEO Agreement”) requires the Company to make certain post-employment payments to the CEO in the event of his termination following a change in control, death, disability, non-renewal, or resignation with “Good Reason” under terms of the CEO Agreement. Additionally, the CEO Agreement requires the Company to make post-employment payments, which can range from approximately $94,000 to $1,995,000, dependent upon the controlling event, as discussed above. In July, 2021, the Company renewed the CEO Agreement through July 31, 2022.

NOTE H - CONCENTRATIONS

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company had no customers in the fiscal year that ended March 31, 2022, that represented greater than 10% of the Company’s net sales. The Company had one customer in the fiscal year that ended March 31, 2022, that represented 13.6% of the Company’s accounts receivable on March 31, 2022.The Company had a different customer during the fiscal year ended March 31, 2021 that represented 21.9% of the Company's net sales. The Company acquires all the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. Products manufactured for us by Eyston amounted to approximately 83.6% and 77.6% of our purchases for the fiscal years ended March 31, 2022, and 2021, respectively. At March 31, 2022, and 2021, the Company had accounts receivable due from Eyston of $358,958 and $381,401, respectively.

NOTE I – RETIREMENT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. All full-time employees who have completed 12 months of service are eligible to participate. Employees are permitted to contribute up to the amounts prescribed by law. The Company may provide contributions to the plan consisting of a matching amount equal to a percentage of the employee’s contribution, not to exceed four percent (4%). Employer contributions were $43,688 and $43,412 for the years ended March 31, 2022, and 2021, respectively.

NOTE J – RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2022, and 2021, inventory purchases and other company expenses of approximately $1,582,000 and $1,206,000, respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives travel mileage and other credit card benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2022, and 2021 may include amounts submitted for personal expense reimbursement and amounts paid by Mr. Grossblatt for inventory purchases or other company expenses and amounted to approximately $211,000 and $158,000, respectively, and the amount outstanding at March 31, 2022 and 2021 is approximately $44,000 and $51,000, respectively.

NOTE K – INTANGIBLE ASSETS - NET

Intangible assets consist of legal expenses of $89,434 incurred in obtaining and perfecting patents used by the Company in newly developed detector technology and are capitalized for financial statement purposes. Upon issuance, patents are amortized on a straight-line basis over twenty years. Amortization expense for the fiscal year ended March 31, 2022, and 2021 was $4,474 and $4,472, respectively. Accumulated amortization at March 31, 2022 and 2021 was $49,191 and $44,717, respectively. Amortization expense for the next five years is expected to be $4,472 per fiscal year through 2027.

NOTE L – NOTE PAYABLE – EYSTON COMPANY, LTD.

On March 31, 2020, the Company sold its fifty percent ownership interest in the Hong Kong Joint Venture and converted $1,081,440 of trade accounts payable due to the Hong Kong Joint Venture to an unsecured long-term interest only note payable with the principal balance due in April 2022. The terms of the note payable were amended subsequent to March 31, 2022, to provide for monthly payments of $100,000 beginning April 2022 and until the note payable is paid in full. Interest is based on the Shanghai Commercial Bank Limited in Hong Kong US Dollar prime rate published on the first day of each calendar month plus 2% (5.5% effective rate at March 31, 2022) and is payable monthly.

NOTE M – SHAREHOLDERS’ EQUITY

Under the terms of the Company’s 2011 Non-Qualified Stock Option Plan, 120,000 shares of common stock are reserved for the granting of stock options. There were no stock options outstanding at March 31, 2022 or 2021.

NOTE N – SUBSEQUENT EVENTS

On May 16, 2022, the Company filed registration statement Form S-4 with the Securities Exchange Commission. The registration statement indicates that subject to shareholder approval, regulatory approval, and acceptance by the New York Stock Exchange, the Company has agreed to a reverse merger transaction with Infinite Reality, Inc.

Subsequent to March 31, 2022, the Company became aware of a lawsuit filed by Thomas Henderson against Universal Security Instruments, Inc. and its directors in the U.S. District Court for the Southern District of New York, Civil Action No. 22cv4354. To our knowledge, none of the defendants has yet been served. The plaintiff claims to be a shareholder in the Company and alleges that the registration statement on Form S-4 filed by the Company on May 16, 2022 (which, when declared effective, will also be the merger proxy statement distributed to the shareholders of the Company and of Infinite Reality in connection with the proposed Merger) is materially deficient and misleading in omitting material information and, therefore, violates the provisions of the Securities Exchange Act of 1934 (the “Exchange Act”) and the regulations promulgated thereunder. The suit seeks to enjoin the Merger, direct the defendants to comply with the provisions of the Exchange Act, award costs and fees to the plaintiff, and grant such other relief as the court may deem just and proper. The Company believes that the suit is wholly without merit and, once served, the Company will aggressively defend the suit.