Form 10-Q
period 2022-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2022-08-17
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2022

OR

[☐] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-Accelerated Filer x☐ Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	UUU	NYSE MKT LLC

At August 17, 2022, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	(unaudited)	(audited)
	June 30, 2022	March 31, 2022

CURRENT ASSETS
Cash	$255,881	$438,735
Accounts receivable:
Trade, less allowance for doubtful accounts	493,349	1,290,481
Receivables from employees	7,030	6,731
	500,379	1,297,212

Amount due from factor	3,157,484	2,792,901
Inventories – finished goods	6,753,229	6,229,061
Prepaid expenses	291,829	241,342

TOTAL CURRENT ASSETS	10,958,802	10,999,251

INTANGIBLE ASSETS - NET	39,127	40,243
PROPERTY AND EQUIPMENT – NET	437,880	477,627
OTHER ASSETS	4,000	4,000

TOTAL ASSETS	$11,439,809	$11,521,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$2,836,627	$2,157,086
Note payable - Eyston Company Ltd.	781,440	1,081,440
Short-term portion of operating lease liability	145,787	131,880
Accounts payable - trade	1,692,124	1,572,356
Accounts payable – Eyston Company Ltd.	840,410	985,077
Accrued liabilities:
Accrued payroll and employee benefits	142,923	160,025
Accrued commissions and other	182,476	459,440

TOTAL CURRENT LIABILITIES	6,621,787	6,547,304

LONG-TERM PORTION OF OPERATING LEASE LIABILITY	285,754	335,411

TOTAL LONG-TERM LIABILITIES	285,754	335,411

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at June 30, 2022 and March 31, 2022	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(8,376,702)	(8,270,564)

TOTAL SHAREHOLDERS’ EQUITY	4,532,268	4,638,406
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,439,809	$11,521,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2022	2021

Net sales	$4,635,304	$4,667,998
Cost of goods sold	3,214,081	3,409,673

GROSS PROFIT	1,421,223	1,258,325

Selling, general and administrative expense	1,382,603	1,133,139
Research and development expense	89,262	101,056

Operating (loss) income	(50,642)	24,130

Other expense:
Interest expense	(55,496)	(9,489)

NET (LOSS) INCOME	$(106,138)	$14,641

(Loss) Earnings per share:
Basic and diluted	$(0.05)	$0.01

Shares used in computing (Loss) Earnings per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2022

(Unaudited)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2022	2,312,887	$23,129	$12,885,841	$(8,270,564)	$4,638,406

Net loss				(106,138)	(106,138)

Balance at June 30, 2022	2,312,887	$23,129	$12,885,841	$(8,376,702)	$4,532,268

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

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2022	2021

OPERATING ACTIVITIES:
Net (Loss) Income	$(106,138)	$14,641
Adjustments to reconcile net (Loss) Income to net cash used in operating activities:
Depreciation and amortization	5,113	1,923
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable and amounts due from factor	432,250	(321,292)
(Increase) Decrease in inventories, prepaid expenses, and other	(574,655)	27,731
(Decrease) Increase in accounts payable and accrued expenses	(318,965)	80,385

NET CASH USED IN OPERATING ACTIVITIES	(562,395)	(196,612)

FINANCING ACTIVITIES:
Repayments of Note Payable - Eyston Company Ltd.	(300,000)	—
Net borrowing-Line of Credit – Factor	679,541	86,379

NET CASH PROVIDED BY FINANCING ACTIVITIES	379,541	86,379

NET DECREASE IN CASH	(182,854)	(110,233)

Cash at beginning of period	438,735	160,604

CASH AT END OF PERIOD	$255,881	$50,371

SUPPLEMENTAL INFORMATION:
Interest paid	$55,496	$9,489
Income taxes paid	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its wholly owned subsidiaries. Except for the condensed consolidated balance sheet as of March 31, 2022, which was derived from audited financial statements, the accompanying condensed consolidated financial statements are unaudited. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US-GAAP) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2022, audited financial statements filed with the Securities and Exchange Commission on Form 10-K as filed on July 14, 2022. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

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

Liquidity and Management Plans

In light of the shutdowns, quarantines and other restrictions and delays in operations and travel caused by or related to COVID-19 in Hong Kong, the PRC and the United States, the Company has experienced delays in shipping and receiving of products.

Our short-term borrowings to finance any operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of its Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under the Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on Merchant’s assessment of the Company’s receivables, inventory, and financial condition at the time of each request for an advance. The Company had fully utilized the availability of this facility on June 30, 2022. The Company’s non-factored trade and other accounts receivable net of allowance for uncollectible amounts totaled approximately $493,000 on June 30, 2022. We anticipate that future availability provided from Merchant, cash flows from operations, and the collection of non-factored trade accounts receivable will provide sufficient working capital for the next twelve months following the date of this report.

The Company has a recent history of sales that are insufficient to generate profitable operations and has limited sources of financing. Management’s plan in response to these conditions continues to be to increase sales resulting from the delivery of the Company’s line of sealed battery ionization smoke alarms, carbon monoxide products, and ground fault circuit interrupters. In addition, the Company has a short-term note payable due to its principal supplier (Eyston Company Ltd.) that requires monthly payments beginning April, 2022 of $100,000 per month and until the principal balance of approximately $1,081,000 is repaid. The Company has a long history of working closely with Eyston and believes that forbearance or extension of the payment terms of the short-term note payable can be achieved if required to meet short-term cash flow requirements. Further, the Company’s factor has withheld financing on certain of the Company’s accounts receivable subject to resolution of any disputes. The resolution of disputed items is ongoing and subsequent to

June 30, 2022, the Company continues to provide support for resolution of any disputed items. The Company expects that all amounts in dispute will be resolved satisfactorily. Finally, the Company has filed requests for refunds of customs payments with US Customs and Border Protection for approximately $300,000 (including interest expected) for overpayments of duty. The Company expects this refund to be available during the second quarter of fiscal year 2023. The Company has seen positive results on this plan as reflected by increased sales of its product offerings. Management expects sales growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs for the next twelve months following the issuance date of this report. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

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

The Agreement has been extended and now expires on January 6, 2024, and provides for continuation of the program for successive two year periods until terminated by one of the parties to the Agreement. As of June 30, 2022, the Company had borrowings under the Agreement of approximately $2,837,000, and the Company had fully utilized the availability under the Agreement. Advances on factored trade accounts receivable are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 6.75% on June 30, 2022). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Disaggregation of Revenue

The Company presents below revenue associated with sales of products acquired from the Eyston Company Ltd. separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the three months ended June 30, 2022, and 2021 are as follows:

	Three months ended
	June 30, 2022	June 30, 2021
Sales of products acquired from Eyston Company Ltd.	$3,505,349	$4,267,291
Sales of GFCI’s and ventilation fans	1,129,955	400,707
	$4,635,304	$4,667,998

Concentrations

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company acquires all of the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. The Company had two customers in the fiscal quarter ended June 30, 2022, that represented 12.5% and 10.6%, respectively of the Company’s net sales. The Company had two customers in the fiscal quarter ended June 30, 2021 that represented 13.9% and 10.1% of the Company’s net sales.

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

Related Party Transactions

During the three- month periods ended June 30, 2022, and 2021 inventory purchases and other company expenses of approximately $636,000 and $579,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives mileage benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the three-month periods ended June 30, 2022, and 2021 amounted to $217,066 and $210,773, respectively. No amounts were due to Mr. Grossblatt at June 30, 2022.

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

Accounts Receivable and Amount Due from Factor

The Company assigns the majority of its short-term receivables arising in the ordinary course of business to our factor. At the time a receivable is assigned to our factor the credit risk associated with the credit worthiness of the debtor is assumed by the factor. The Company continues to bear any credit risk associated with sales to customers that are denied credit by the factor, delivery, and/or warranty issues related to the products sold.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At June 30, 2022 and March 31, 2022, an allowance of approximately $157,000 has been provided for uncollectible trade accounts receivable.

(Loss) Earnings per Common Share

Basic (loss) earnings per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted (loss) earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three-month period ended June 30, 2022, or 2021. As a result, basic and diluted weighted average common shares outstanding are identical for the three months ended June 30, 2022, and 2021.

Contingencies

From time to time, the Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows in future years.

Note Payable - Eyston Company Ltd.

On March 31, 2020, the Company sold its fifty percent ownership interest in the Hong Kong Joint Venture and converted $1,081,440 of trade accounts payable due to the Hong Kong Joint Venture to an unsecured long-term interest only note payable with the principal balance due in April 2022. The terms of the note payable were amended subsequent to March 31, 2022, to provide for monthly payments of $100,000 beginning April 2022 and until the note payable is paid in full. The principal balance outstanding on the note payable on June 30, 2022, is $781,440. Interest is based on the Shanghai Commercial Bank Limited in Hong Kong US Dollar prime rate published on the first day of each calendar month plus 2% (5.5% effective rate on June 30, 2022) and is payable monthly.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term and amounted to approximately $485,000 at the date of adoption and increased by approximately $468,000 effective with the lease amendment and extension dated March 2022. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of June 30, 2022, the Company had right-of-use assets of $428,350 and lease liabilities of $431,541 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the consolidated balance sheet. As of June 30, 2022, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases is two years, nine months and 5.5%, respectively. During the fiscal quarter ended June 30, 2022, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $37,838, which is included as an operating cash outflow within the condensed consolidated statements of cash flows. During the fiscal quarter ended June 30, 2022, the operating lease costs related to the Company’s operating leases was $37,838 which is included in operating costs and expenses in the consolidated statements of operations.

The future minimum payments under operating leases were as follows for the fiscal periods ended March 31:

2023	$100,900
2024	155,512
2025	160,179
2026	26,760
Total operating lease payments	$443,351
Less: amounts representing interest	(11,810)
Present value of net operating lease payments	$431,541
Less: current portion	145,787
Long-term portion of operating lease obligations	$285,754

Recently Adopted Accounting Standards

Changes to US-GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s.

Management determined that recently issued ASU’s did not have a material impact on the consolidated financial statements at June 30, 2022.

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

OVERVIEW

We are in the business of marketing and distributing safety and security products. Our financial statements detail our sales and other operational results for the three-month periods ended June 30, 2022, and 2021.

In light of shutdowns, quarantines and other restrictions and delays in operations and travel caused by or related to COVID-19 in Hong Kong, the PRC and the United States, the Company has experienced delays in shipping and receiving of products.

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

RESULTS OF OPERATIONS

Three Months Ended June 30,2022 and 2021

Sales. Net sales for the three months ended June 30, 2022, were $4,635,304 compared to $4,667,998 for the comparable three months in the prior year, a decrease of $32,694 (0.7%).

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 30.7% and 27.0% of sales for the quarters ended June 30, 2022, and 2021, respectively. Gross profit margins for the period ended June 30, 2022, improved due to variations in the mix of products sold.

Expenses. Selling, general and administrative expenses were $1,382,603 for the three months ended June 30, 2022, compared to $1,133,139 for the comparable three months in the prior year. As a percentage of net sales, these expenses increased to 29.8% for the three-month period ended June 30, 2022, from 24.3% for the 2021 period. These expenses increased as a percentage of net sales since selling, general, and administrative expenses do not fluctuate in direct proportion to sales. These expenses increased as a dollar amount due to increases in freight costs, and due to legal and consulting expenses associated with the prospective merger.

Research and development expenses were $89,262 for the three-month period ended June 30, 2022, compared to $101,056 for the comparable quarter of the prior year, a decrease of $11,794 (11.7%).

Interest Expense. Our interest expense was $55,496 for the quarter ended June 30, 2022, compared to interest expense of $9,489 for the quarter ended June 30, 2021. Interest expense is primarily dependent upon the total amounts borrowed on average from our Factor, and on interest rates which vary with the prime rate of interest.

Net (Loss) Income. We reported a net loss of $106,138 for the quarter ended June 30, 2022, compared to a net income of $14,641 for the corresponding quarter of the prior fiscal year, a $120,779 (824.9%) decrease in net income. The primary reason for the net loss is increased expenditures for freight costs and legal and consulting expenses associated with the prospective merger.

Management Plans and Liquidity

In light of the shutdowns, quarantines and other restrictions and delays in operations and travel caused by or related to COVID-19 in Hong Kong, the PRC and the United States, the Company has experienced delays in shipping and receiving of products.

Our short-term borrowings to finance any operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of its Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under the Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on Merchant’s assessment of the Company’s receivables, inventory, and financial condition at the time of each request for an advance. The Company had fully utilized the availability of this facility on June 30, 2022. The Company’s non-factored trade and other accounts receivable net of allowance for uncollectible amounts totaled approximately $493,000 on June 30, 2022. We anticipate that future availability provided from Merchant, cash flows from operations, and the collection of non-factored trade accounts receivable will provide sufficient working capital for the next twelve months following the date of this report.

The Company has a recent history of sales that are insufficient to generate profitable operations and has limited sources of financing. Management’s plan in response to these conditions continues to be to increase sales resulting from the delivery of the Company’s line of sealed battery ionization smoke alarms, carbon monoxide products, and ground fault circuit interrupters. In addition, the Company has a short-term note payable due to its principal supplier (Eyston Company Ltd.) that requires monthly payments beginning April, 2022 of $100,000 per month and until the principal balance of approximately $1,081,000 is repaid. The Company has a long history of working closely with Eyston and believes that forbearance or extension of the payment terms of the short-term note payable can be achieved if required to meet short-term cash flow requirements. Further, the Company’s factor has withheld financing on certain of the Company’s accounts receivable subject to resolution of any disputes. The resolution of disputed items is ongoing and subsequent to June 30, 2022, the Company continues to provide support for resolution of any disputed items. The Company expects that all amounts in dispute will be resolved satisfactorily. Finally, the Company has filed requests for refunds of customs payments with US Customs and Border Protection for approximately $300,000 (including interest expected) for overpayments of duty. The Company expects this refund to be available during the second quarter of fiscal year 2023. The Company has seen positive results on this plan as reflected by increased sales of its product offerings. Management expects sales growth to continue going forward. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs for the next twelve months following the issuance date of this report. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

Operating activities used cash of $562,395 for the three months ended June 30, 2022. This was primarily due to a increase in inventories, prepaid expenses and other of $574,655, and a decrease in accounts payable and accrued expenses of $318,965, a net loss of $106,138, and offset by a decrease in accounts receivable and due from factor of $432,250. Operating activities used cash of $196,612 for the three months ended June 30, 2021. This was primarily due to a increase in accounts receivable and amounts due from factor of $321,292, and offset by a decrease in inventories, prepaid expenses and other of $27,731, and an increase in accounts payable and accrued expenses of $80,385, and net income of $14,641.

There were no investing activities for the three months ended June 30, 2022, or 2021.

Financing activities provided cash of $379,541 and provided cash of $86,379 during the three months ended June 30, 2022, and 2021, respectively, which is comprised of borrowings net of advances from the factor of $679,541 and repayment of a note payable to Eyston Company Ltd. of $300,000 for the three months ended June 30, 2022, and borrowings net of advances of $86,379 from the factor for the period ended June 30, 2021.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as such item is defined in Rules 13a – 15(e) and 15d – 15(e) of the Exchange Act) that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures in accordance with applicable Securities and Exchange Commission guidance as of the end of the period covered by this quarterly report and have concluded that disclosure controls and procedures were not effective, because of a material weakness in internal control over financial reporting as discussed below.

A material weakness arose in the classification of and disclosure of amounts within the financial statements. The Company plans to remediate the material weakness by clarification of the classification of amounts and inclusion of the required disclosures.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)

10.2

Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)

10.3

Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)

10.4

Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)

10.5

Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747) ), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747), by addendum dated July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017, File No. 1-31747), and by addendum dated July 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2018, File No. 1-31747), by addendum dated July 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2019, file No. 1-31747), by addendum dated July 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2020, file No. 1-31747). by addendum dated July 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2021, file No. 1-31747), and by addendum dated July 22, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2022, file No. 1-31747).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated August 17, 2022*
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and March 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2022 and 2021, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended June 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: August 17, 2022	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer