Form 10-Q
period 2022-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2022-11-21
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	UUU	NYSE MKT LLC

At November 21, 2022, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	(unaudited)	(audited)
	September 30, 2022	March 31, 2022

CURRENT ASSETS
Cash	$178,878	$438,735
Accounts receivable:
Trade, less allowance for doubtful accounts	631,205	1,290,481
Other receivables	409,198	—
Receivables from employees	7,631	6,731
	1,048,034	1,297,212

Amount due from factor	4,318,991	2,792,901
Inventories – finished goods	5,171,217	6,229,061
Prepaid expenses	328,188	241,342

TOTAL CURRENT ASSETS	11,045,308	10,999,251

INTANGIBLE ASSETS - NET	38,009	40,243
PROPERTY AND EQUIPMENT – NET	398,133	477,627
OTHER ASSETS	4,000	4,000

TOTAL ASSETS	$11,485,450	$11,521,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$2,876,070	$2,157,086
Note payable - Eyston Company Ltd.	481,440	1,081,440
Short-term portion of operating lease liability	147,593	131,880
Accounts payable - trade	1,896,110	1,572,356
Accounts payable – Eyston Company Ltd.	709,434	985,077
Accrued liabilities:
Accrued payroll and employee benefits	163,007	160,025
Accrued commissions and other	230,893	459,440

TOTAL CURRENT LIABILITIES	6,504,547	6,547,304

LONG-TERM PORTION OF OPERATING LEASE LIABILITY	248,033	335,411

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at September 30, 2022 and March 31, 2022	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(8,176,100)	(8,270,564)

TOTAL SHAREHOLDERS’ EQUITY	4,732,870	4,638,406
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,485,450	$11,521,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended September 30,
	2022	2021

Net sales	$5,857,141	$5,272,223
Cost of goods sold	4,295,526	3,696,045

GROSS PROFIT	1,561,615	1,576,178

Selling, general and administrative expense	1,189,243	1,357,103
Research and development expense	103,245	97,070

Operating income	269,127	122,005

Other expense:
Interest expense	(68,525)	(14,309)

NET INCOME	$200,602	$107,696

Earnings per share:
Basic and diluted	$0.09	$0.05

Shares used in computing earnings per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Six Months Ended September 30,
	2022	2021

Net sales	$10,492,445	$9,940,221

Cost of goods sold	7,509,607	7,105,718

GROSS PROFIT	2,982,838	2,834,503

Selling, general and administrative expense	2,571,846	2,490,242
Research and development expense	192,507	198,126

Operating income	218,485	146,135

Other expense:
Interest expense	(124,021)	(23,798)

NET INCOME	$94,464	$122,337

Earnings per share:
Basic and diluted	$0.04	$0.05
Shares used in computing earnings per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2022	2,312,887	$23,129	$12,885,841	$(8,270,564)	$4,638,406

Net loss				(106,138)	(106,138)

Balance at June 30, 2022	2,312,887	$23,129	$12,885,841	$(8,376,702)	$4,532,268

Net income				200,602	200,602

Balance at September 30, 2022	2,312,887	$23,129	$12,885,841	$(8,176,100)	$4,732,870

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

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2022	2021

OPERATING ACTIVITIES:
Net Income	$94,464	$122,337
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,063	6,193
Changes in operating assets and liabilities:
Increase in accounts receivable and amount due from factor	(1,276,912)	(1,298,992)
Decrease (Increase) in inventories, prepaid expenses, and other	970,998	(977,530)
Decrease in accounts payable and accrued expenses	(177,454)	(238,585)

NET CASH USED IN OPERATING ACTIVITIES	(378,841)	(2,386,577)

FINANCING ACTIVITIES:
Net borrowing - Line of Credit – Factor	718,984	2,394,543
Repayment of Note Payable – Eyston Company Ltd	(600,000)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	118,984	2,394,543

NET (DECREASE) INCREASE IN CASH	(259,857)	7,966

Cash at beginning of period	438,735	160,604

CASH AT END OF PERIOD	$178,878	$168,570

SUPPLEMENTAL INFORMATION:
Interest paid	$124,021	$23,798

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

As previously reported, on February 25, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company (USI), a wholly owned subsidiary of the Company D-U Merger Sub, Inc. a Delaware corporation (“Merger Sub”) and Infinite Reality, Inc., a Delaware corporation (“Infinite Reality”). On May 16, 2022, the Company filed with the United States Securities Exchange Commission (SEC) a proxy statement and Form S-4 registration statement in connection with the Merger. Subsequent to March 31, 2022, the Company became aware of a lawsuit filed by Thomas Henderson against Universal Security Instruments, Inc. and its directors in the U.S. District Court for the Southern District of New York, Civil Action No. 22cv4354. The plaintiff claims to be a shareholder in the Company and alleges that the registration statement on Form S-4 filed by the Company on May 16, 2022 (which, when declared effective, will also be the merger proxy statement distributed to the shareholders of the Company and of Infinite Reality in connection with the proposed Merger) is materially deficient and misleading in omitting material information and, therefore, violates the provisions of the Securities Exchange Act of 1934 (the “Exchange Act”) and the regulations promulgated thereunder. The suit seeks to enjoin the Merger, direct the defendants to comply with the provisions of the Exchange Act, award costs and fees to the plaintiff, and grant such other relief as the court may deem just and proper. The Company believes that the suit is wholly without merit and will aggressively defend the suit.

Liquidity and Management Plans

In light of the shutdowns, quarantines and other restrictions and delays in operations and travel caused by or related to COVID-19 in Hong Kong, the PRC and the United States, the Company has experienced delays in shipping and receiving of products.

Our short-term borrowings to finance any operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of its Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under the Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on Merchant’s assessment of the Company’s receivables, inventory, and financial condition at the time of each request for an advance. The Company had approximately $135,000 of availability of this facility on September 30, 2022. The Company’s non-factored trade and other accounts receivable net of allowance for uncollectible amounts totaled approximately $1,040,000 on September 30, 2022. We anticipate that future availability provided from Merchant, cash flows from operations, and the collection of non-factored trade accounts receivable will provide sufficient working capital for the next twelve months following the date of this report.

In addition, the Company has a short-term note payable due to its principal supplier (Eyston Company Ltd.) that requires monthly payments beginning April, 2022 of $100,000 per month and until the remaining principal balance of approximately $481,000 is repaid. The Company has a long history of working closely with Eyston and believes that forbearance or extension of the payment terms of the short-term note payable can be achieved if required to meet short-term cash flow requirements. Further, the Company’s factor has withheld financing on certain of the Company’s accounts receivable subject to resolution of any disputes. The resolution of disputed items is ongoing and, subsequent to September 30, 2022 the Company continues to provide support for resolution of any disputed items. The Company expects that all amounts in dispute will be resolved satisfactorily. In addition, the Company has filed requests for refunds of customs payments with US Customs and Border Protection for approximately $300,000 (including interest expected) for overpayments of tariff. The Company expects this refund to be available during the fiscal year ending March 31, 2023. Finally, the

Company has filed requests for refunds of payroll taxes paid for approximately $181,000 for Employee Retention Credits under the provisions of The Coronavirus Aid Relief, and Economic Security Act (CARES Act). The Company expects this refund to be available during the fiscal year ending March 31, 2024. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs for the next twelve months following the issuance date of this report. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

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

The Agreement has been extended and now expires on January 6, 2024, and provides for continuation of the program for successive two year periods until terminated by one of the parties to the Agreement. As of September 30, 2022, the Company had borrowings under the Agreement of approximately $2,876,000, and the Company had approximately $135,000 of availability under the Agreement at September 30, 2022. Advances on factored trade accounts receivable are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 8.25% on September 30, 2022). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Disaggregation of Revenue

The Company presents below revenue associated with sales of products acquired from Eyston Company Ltd. (Eyston) separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the three and six months ended September 30, 2022, and 2021 are as follows:

	Three months ended		Six months ended
	Sept. 30, 2022	Sept. 30, 2021	Sept. 30, 2022	Sept. 30, 2021
Sales of products acquired from Eyston	$5,232,538	$4,409,054	$8,737,887	$8,676,345
Sales of GFCI’s and ventilation fans	624,603	863,169	1,754,558	1,263,876
	$5,857,141	$5,272,223	$10,492,445	$9,940,221

Concentrations

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company acquires all of the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. In addition, the Company had two customers in the three and six month periods ended September 30, 2022, that represented 16.0% and 10.2%, and 10.9% and 10.4% of the Company’s net sales, respectively. The Company had two customers in the three and six-month periods ended September 30, 2021, that represented 18.4% and 10.1%, and 12.6% and 12.3% of the Company’s net sales, respectively.

Related Party Transactions

During the three and six-month periods ended September 30, 2022, inventory purchases and other company expenses of approximately $353,000 and $990,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company's Chief Executive Officer and certain of his immediate family members. During the three and six-month periods ended September 30, 2021, inventory purchases and other company expenses of approximately $244,000 and $823,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company's Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives mileage benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the six-month period ended September 30, 2022, and 2021 amounted to $217,066 and $210,773, respectively. No amounts were due to Mr. Grossblatt at September 30, 2022.

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

Accounts Receivable and Amount Due From Factor

The Company assigns the majority of its short-term receivables arising in the ordinary course of business to our factor. At the time a receivable is assigned to our factor the credit risk associated with the credit worthiness of the debtor is assumed by the factor. The Company continues to bear any credit risk associated with sales to customers that are denied credit by the factor, dispute delivery, and/or have warranty issues related to the products sold.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At September 30, 2022 and March 31, 2022, an allowance of approximately $157,000 has been provided for uncollectible trade accounts receivable.

Earnings per Common Share

Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the six months ended September 30, 2022, or 2021. As a result, basic and diluted weighted average common shares outstanding are identical for the three and six months ended September 30, 2022, and 2021.

Contingencies

From time to time, the Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows in future years.

Note Payable - Eyston Company Ltd.

On March 31, 2020, the Company sold its fifty percent ownership interest in the Hong Kong Joint Venture and converted $1,081,440 of trade accounts payable due to the Hong Kong Joint Venture to an unsecured long-term interest only note payable with the principal balance due in April 2022. The terms of the note payable were amended subsequent to March 31, 2022, to provide for monthly payments of $100,000 beginning April 2022 and until the note payable is paid in full. The principal balance outstanding on the note payable on September 30, 2022, is $481,440. Interest is based on the Shanghai Commercial Bank Limited in Hong Kong US Dollar prime rate published on the first day of each calendar month plus 2% (7.5% effective rate on September 30, 2022) and is payable monthly.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term and amounted to approximately $485,000 at the date of adoption and increased by approximately $468,000 effective with the lease amendment and extension dated March 2022. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of September 30, 2022, the Company had right-of-use assets of $389,409 and lease liabilities of $395,626 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the consolidated balance sheet. As of September 30, 2022, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases is two years, six months and 5.5%, respectively. During the six-month period ended September 30, 2022, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $75,675, which is included as an operating cash outflow within the condensed consolidated statements of cash flows. During the six-month period ended September 30, 2022, the operating lease costs related to the Company’s operating leases was $76,779 which is included in operating costs and expenses in the consolidated statements of operations.

The future minimum payments under operating leases were as follows for the fiscal periods ended March 31:

2023	$63,063
2024	155,512
2025	160,179
2026	26,760
Total operating lease payments	$405,514
Less: amounts representing interest	(9,888)
Present value of net operating lease payments	$395,626
Less: current portion	147,593
Long-term portion of operating lease obligations	$248,033

Recently Adopted Accounting Standards

Changes to US-GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s. Management determined that recently issued ASU’s did not have a material impact on the consolidated financial statements at September 30, 2022.

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

OVERVIEW

We are in the business of marketing and distributing safety and security products. Our financial statements detail our sales and other operational results for the three and six-month periods ended September 30, 2022 and 2021.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 and 2021

Sales. Net sales for the three months ended September 30, 2022, were $5,857,141 compared to $5,272,223 for the comparable three months in the prior year, an increase of $584,918 (11.1%). Sales increased principally due to the Company’s ability to fill orders as delays in unloading inventory at California ports of entry began to abate during the period.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 26.7% and 29.9% of sales for the quarters ended September 30, 2022, and 2021, respectively.  Gross margins were negatively impacted in the period ended September 30, 2022, principally due to increases in the cost of certain electronic components.

Expenses. Selling, general and administrative expenses were $1,189,243 for the three months ended September 30, 2022, compared to $1,357,103 for the comparable three months in the prior year.  As a percentage of net sales, these expenses decreased to 20.3% for the three-month period ended September 30, 2022, from 25.7% for the 2021 period.  These expenses decreased as a percentage of net sales principally due to a reduction in salaries expense resulting from recording the employee retention credit of $181,000 under the CARES Act.

Research and development expenses were comparable at $103,245 for the three-month period ended September 30, 2022 to $97,070 for the comparable quarter of the prior year.

Interest Expense. Our interest expense was $68,525 for the quarter ended September 30, 2022, compared to interest expense of $14,309 for the quarter ended September 30, 2021.  Interest expense is dependent upon the total amounts borrowed from the Factor and the increase in interest rates during the period as compared to the corresponding period of the prior year.

Net Income. We reported net income of $200,602 for the quarter ended September 30, 2022, compared to a net income of $107,696 for the corresponding quarter of the prior fiscal year, a $92,906 (86.3%) increase in net income.  The primary reasons for the increase in the net income is a reduction in salaries expense resulting from recording the employee retention credit under the CARES Act.

Six Months Ended September 30, 2022 and 2021

Sales. Net sales for the six months ended September 30, 2022, were $10,492,445 compared to $9,940,221 for the comparable six months in the prior period, an increase of $552,224 (5.6%). Sales increased principally due to the Company’s ability to fill orders as delays in unloading inventory at California ports of entry began to abate during the period.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 28.4% for the period ended September 30, 2022, and 28.5% for the period ended September 30, 2021. Gross margins were negatively impacted in the six-month period ended September 30, 2022, principally due to the cost of certain electronic components.

Expenses. Selling, general and administrative expenses were $2,571,846 for the six months ended September 30, 2022, compared to $2,490,242 for the comparable six months in the prior year.  As a percentage of sales, these expenses were 24.5% for the six-month period ended September 30, 2022, and 25.1% for the comparable 2021 period. These expenses decreased as a percentage of net sales since selling, general, and administrative expenses do not fluctuate in direct proportion to sales.

Research and development expenses were comparable at $192,507 for the six months ended September 30, 2022, to $198,126 for the comparable period of the prior year.

Interest Expense. Our interest expense was $124,021 for the six months ended September 30, 2022, compared to interest expense of $23,798 for the six months ended September 30, 2021. Interest expense is dependent upon the total amounts borrowed from the Factor and the increase in interest rates during the period as compared to the corresponding period of the prior year.

Net Income. We reported net income of $94,464 for the six months ended September 30, 2022, compared to a net income of $122,337 for the corresponding period of the prior fiscal year, a decrease in the net income of $27,873 (22.8%).  The primary reasons for the decrease in the net income is increased costs for certain electronic components caused by supply chain disruptions and higher interest expense, partially offset by the inclusion of approximately $181,000 of Employee Retention Credit under the provisions of the Coronavirus Aid Relief, and Economic Security Act.

Management Plans and Liquidity

In light of the shutdowns, quarantines and other restrictions and delays in operations and travel caused by or related to COVID-19 in Hong Kong, the PRC and the United States, the Company has experienced delays in shipping and receiving of products.

Our short-term borrowings to finance any operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of its Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under the Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on Merchant’s assessment of the Company’s receivables, inventory, and financial condition at the time of each request for an advance. The Company had approximately $135,000 of availability of this facility on September 30, 2022. The Company’s non-factored trade and other accounts receivable net of allowance for uncollectible amounts totaled approximately $1,040,000 on September 30, 2022. We anticipate that future availability provided from Merchant, cash flows from operations, and the collection of non-factored trade accounts receivable will provide sufficient working capital for the next twelve months following the date of this report.

In addition, the Company has a short-term note payable due to its principal supplier (Eyston Company Ltd.) that requires monthly payments beginning April, 2022 of $100,000 per month and until the remaining principal balance of approximately $481,000 is repaid. The Company has a long history of working closely with Eyston and believes that forbearance or extension of the payment terms of the short-term note payable can be achieved if required to meet short-term cash flow requirements. Further, the Company’s factor has withheld financing on certain of the Company’s accounts receivable subject to resolution of any disputes. The resolution of disputed items is ongoing and, subsequent to September 30, 2022 the Company continues to provide support for resolution of any disputed items. The Company expects that all amounts in dispute will be resolved satisfactorily. In addition, the Company has filed requests for refunds of customs payments with US Customs and Border Protection for approximately $300,000 (including interest expected) for overpayments of tariff. The Company expects this refund to be available during the fiscal year ending March 31, 2023. Finally, the Company has filed requests for refunds of payroll taxes paid for approximately $181,000 for Employee Retention Credits under the provisions of The Coronavirus Aid Relief, and Economic Security Act (CARES Act). The Company expects this refund to be available during the fiscal year ending March 31, 2024. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs for the next twelve months following the issuance date of this report. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

Operating activities used cash of $378,841 for the six months ended September 30, 2022. This was primarily due to an increase in accounts receivable and amount due from factor of $1,276,912, a decrease in accounts payable and accrued expenses of $177,454, and partially offset by a decrease in inventories, prepaid expenses and other of $970,998 and by net income of $94,464. Operating activities used cash of $2,386,577 for the six months ended September 30, 2021. This was primarily due to an increase in accounts receivable and amount due from factor of $1,298,992, an increase in inventories, prepaid expenses and other of $977,530, a decrease in accounts payable and accrued expenses of $238,585, and partially offset by net income of $122,337.

There were no investing activities for the six-month periods ended September 30, 2022, or 2021.

Financing activities provided cash of $118,984 during the six months ended September 30, 2022, from net borrowing in excess of repayments from the factor of $718,984, offset by repayments of the note payable to Eyston Company, Ltd. of $600,000.   Financing activities provided cash of $2,394,543 during the six months ended September 30, 2021 from net borrowing in excess of repayments from the factor.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated November 21, 2022*
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and March 31, 2022, (ii) Condensed Consolidated Income Statements for the three and six months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2022 and 2021, (v) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended September 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: November 21, 2022	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer