Form 10-Q
period 2022-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2023-02-16
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	UUU	NYSE MKT LLC

At February 16, 2023, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	December 31, 2022	March 31, 2022

ASSETS
CURRENT ASSETS
Cash	$200,155	$438,735
Accounts receivable:
Trade, less allowance for doubtful accounts	585,268	1,290,481
Other receivables	222,991	—
Receivables from employees	9,330	6,731
	817,589	1,297,212

Amount due from factor	3,173,826	2,792,901
Inventories – finished goods	4,437,580	6,229,061
Prepaid expenses	313,277	241,342

TOTAL CURRENT ASSETS	8,942,427	10,999,251

INTANGIBLE ASSETS - NET	36,891	40,243
PROPERTY AND EQUIPMENT – NET	358,387	477,627
OTHER ASSETS	4,000	4,000

TOTAL ASSETS	$9,341,705	$11,521,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$2,471,236	$2,157,086
Note payable - Eyston Company Ltd.	181,440	1,081,440
Short-term portion of operating lease liability	149,408	131,880
Accounts payable - trade	625,270	1,572,356
Accounts payable – Eyston Company Ltd.	436,247	985,077
Accrued liabilities:
Accrued payroll and employee benefits	106,266	160,025
Accrued commissions and other	87,517	459,440

TOTAL CURRENT LIABILITIES	4,057,384	6,547,304

LONG-TERM PORTION OF OPERATING LEASE LIABILITY	210,139	335,411
COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at December 31, 2022 and March 31, 2022	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(7,834,788)	(8,270,564)
TOTAL SHAREHOLDERS’ EQUITY	5,074,182	4,638,406
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,341,705	$11,521,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended December 31,
	2022	2021

Net sales	$5,758,661	$5,319,014
Cost of goods sold	4,060,422	3,602,391

GROSS PROFIT	1,698,239	1,716,623

Selling, general and administrative expense	1,178,502	1,569,746
Research and development expense	101,670	97,370

Operating income	418,067	49,507

Other expense:
Interest expense	(76,755)	(14,156)

NET INCOME	$341,312	$35,351

Earnings per share:
Basic and diluted	$0.15	$0.02

Shares used in computing earnings per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Nine Months Ended December 31,
	2022	2021

Net sales	$16,251,106	$15,259,235
Cost of goods sold	11,570,029	10,708,109

GROSS PROFIT	4,681,077	4,551,126

Selling, general and administrative expense	3,750,348	4,059,988
Research and development expense	294,177	295,496

Operating income	636,552	195,642

Other expense:
Interest expense	(200,776)	(37,954)

NET INCOME	$435,776	$157,688

Earnings per share:
Basic and diluted	$0.19	$0.07

Shares used in computing earnings per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2022

(Unaudited)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2022	2,312,887	$23,129	$12,885,841	$(8,270,564)	$4,638,406

Net loss				(106,138)	(106,138)

Balance at June 30, 2022	2,312,887	$23,129	$12,885,841	$(8,376,702)	$4,532,268

Net income				200,602	200,602

Balance at September 30, 2022	2,312,887	$23,129	$12,885,841	$(8,176,100)	$4,732,870

Net income				341,312	341,312

Balance at December 31, 2022	2,312,887	$23,129	$12,885,841	$(7,834,788)	$5,074,182

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

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2022	2021
OPERATING ACTIVITIES:
Net Income	$435,776	$157,688
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,846	6,955
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable and amount due from factor	98,698	(1,657,549)
Decrease (Increase) in inventories, prepaid expenses, and other	1,719,546	(808,245)
(Decrease) Increase in accounts payable and accrued expenses	(1,921,596)	189,243

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	347,270	(2,111,908)

FINANCING ACTIVITIES:
Net borrowing - Line of Credit – Factor	314,150	2,338,527
Repayment of Note Payable – Eyston Company Ltd	(900,000)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(585,850)	2,338,527

NET (DECREASE) INCREASE IN CASH	(238,580)	226,619

Cash at beginning of period	438,735	160,604

CASH AT END OF PERIOD	$200,155	$387,223

SUPPLEMENTAL INFORMATION:
Interest paid	$200,776	$37,954

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

As previously reported, on February 25, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company (USI), a wholly owned subsidiary of the Company D-U Merger Sub, Inc. a Delaware corporation (“Merger Sub”) and Infinite Reality, Inc., a Delaware corporation (“Infinite Reality”). On May 16, 2022, the Company filed with the United States Securities Exchange Commission (SEC) a proxy statement and Form S-4 registration statement in connection with the Merger. On December 12, 2022, Infinite Reality terminated the Merger Agreement.

Liquidity and Management Plans

In light of the shutdowns, quarantines and other restrictions and delays in operations and travel caused by or related to COVID-19 in Hong Kong, the PRC and the United States, the Company has experienced delays during the nine months ended December 31, 2022, in shipping and receiving of products.

Our short-term borrowings to finance any operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of its Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under the Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on Merchant’s assessment of the Company’s receivables, inventory, and financial condition at the time of each request for an advance. The Company had no availability on this facility on December 31, 2022. The Company’s non-factored trade and other accounts receivable net of allowance for uncollectible amounts totaled $817,589 on December 31, 2022.

The Company’s factor has withheld financing on approximately $725,000 of the Company’s accounts receivable at December 31, 2022, subject to resolution of any disputes. The resolution of disputed items is ongoing and subsequent to December 31, 2022, the Company continues to provide support for resolution of any disputed items. The Company expects that all amounts in dispute will be resolved satisfactorily. In addition, the Company has filed requests for refunds of customs payments with US Customs and Border Protection for approximately $300,000 (including interest expected) for overpayments of tariff. The Company expects this refund to be available during either the fourth quarter of the fiscal year ending March 31, 2023, or the first quarter of the fiscal year ending March 31, 2024. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs for the next twelve months following the issuance date of this report. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

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

The Agreement has been extended and now expires on January 6, 2024. and provides for continuation of the program for successive two-year periods until terminated by one of the parties to the Agreement. As of December 31, 2022, the Company had borrowings under the Agreement of approximately $2,471,000. Advances on factored trade accounts receivable are secured by the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 9.50% on December 31, 2022). There was no additional availability to borrow under the terms of the agreement at December 31, 2022. Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Revenue Recognition

The Company’s primary source of revenue is the sale of safety and security products based upon purchase orders or contracts with customers. Revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the product is shipped or delivered to the customer. Customers may not return, exchange, or refuse acceptance of goods without our approval. Generally, the Company does not grant extended payment terms. Shipping and handling costs associated with outbound freight, after control over a product has transferred to a customer, are accounted for as a fulfillment cost, and are recorded in selling, general and administrative expense.

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

Disaggregation of Revenue

The Company presents below revenue associated with sales of products acquired from Eyston Company Ltd. (Eyston) separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the three and nine months ended December 31, 2022, and 2021 are as follows:

	Three months ended		Nine months ended
	Dec. 31, 2022	Dec. 31, 2021	Dec. 31, 2022	Dec. 31, 2021
Sales of products acquired from Eyston	$4,770,373	$4,571,682	$13,508,260	$13,248,027
Sales of GFCI’s and ventilation fans	988,288	747,332	2,742,846	2,011,208
	$5,758,661	$5,319,014	$16,251,106	$15,259,235

Concentrations

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company acquires all of the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. In addition, the Company had one customer in the three and nine-month periods ended December 31, 2022, that represented 30.5% and 17.8% of the Company’s net sales, respectively. The Company had one customer in the three-month period ended December 31, 2021, that represented 24.1% of the Company’s net sales, and two customers in the nine-month period ended December 31, 2021 that represented 11.8% and 11.1% of the Company’s net sales, respectively.

Related Party Transactions

During the three and nine-month periods ended December 31, 2022, inventory purchases and other company expenses of approximately $523,000 and $1,513,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. During the three and nine-month periods ended December 31, 2021, inventory purchases and other company expenses of approximately $509,000 and $1,332,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives mileage benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the nine-month period ended December 31, 2022, and 2021 amounted to $217,066 and $210,773, respectively. There were no amounts due to Mr. Grossblatt at December 31, 2022.

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

Based on the nature of the factoring agreement and prior experience, no allowance related to Amounts Due from Factor has been provided. At December 31, 2022 and March 31, 2022, an allowance of approximately $157,000 has been provided for uncollectible trade accounts receivable.

Earnings per Common Share

Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the nine months ended December 31, 2022, or 2021. As a result, basic and diluted weighted average common shares outstanding are identical for the three and nine months ended December 31, 2022, and 2021.

Contingencies

From time to time, the Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows in future years.

Note Payable - Eyston Company Ltd.

On March 31, 2020, the Company sold its fifty percent ownership interest in the Hong Kong Joint Venture and converted $1,081,440 of trade accounts payable due to the Hong Kong Joint Venture to an unsecured long-term interest only note payable with the principal balance due in April 2022. The terms of the note payable were amended subsequent to March 31, 2022, to provide for monthly payments of $100,000 beginning April 2022 and until the note payable is paid in full. The principal balance outstanding on the note payable on December 31, 2022, is $181,440. Subsequent to December 31, 2022, the principal balance of $181,440 was paid in full. Interest is based on the Shanghai Commercial Bank Limited in Hong Kong US Dollar prime rate published on the first day of each calendar month plus 2% (9.50% effective rate on December 31, 2022) and is payable monthly.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term and amounted to approximately $485,000 at the date of adoption and increased by approximately $468,000 effective with the lease amendment and extension dated March 2022. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of December 31, 2022, the Company had right-of-use assets of $350,468 and lease liabilities of $359,547 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the consolidated balance sheet. As of December 31, 2022, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases is two years, three months and 5.5%, respectively. During the nine-month period ended December 31, 2022, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $113,513, which is included as an operating cash outflow within the condensed consolidated statements of cash flows. During the nine-month period ended December 31, 2022, the operating lease costs related to the Company’s operating leases was $114,617 which is included in operating costs and expenses in the consolidated statements of operations.

The future minimum payments under operating leases were as follows for the fiscal periods ended March 31:

2023	$25,226
2024	155,512
2025	160,179
2026	26,760
Total operating lease payments	$367,677
Less: amounts representing interest	(8,130)
Present value of net operating lease payments	$359,547
Less: current portion	149,408
Long-term portion of operating lease obligations	$210,139

Recently Adopted Accounting Standards

Changes to US-GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s. Management determined that recently issued ASU’s did not have a material impact on the consolidated financial statements at December 31, 2022.

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

OVERVIEW

We are in the business of marketing and distributing safety and security products. Our financial statements detail our sales and other operational results for the three and nine-month periods ended December 31, 2022 and 2021.

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

As previously reported, on February 25, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company (USI), a wholly owned subsidiary of the Company D-U Merger Sub, Inc. a Delaware corporation (“Merger Sub”) and Infinite Reality, Inc., a Delaware corporation (“Infinite Reality”). On May 16, 2022, the Company filed with the United States Securities Exchange Commission (SEC) a proxy statement and Form S-4 registration statement in connection with the Merger. On December 12, 2022, Infinite Reality terminated the Merger Agreement.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2022 and 2021

Sales. Net sales for the three months ended December 31, 2022, were $5,758,661 compared to $5,319,014 for the comparable three months in the prior year, an increase of $439,647 (8.3%). Sales increased principally due to the Company’s ability to fill orders as delays in unloading inventory at California ports of entry continued to abate during the period.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 29.5% and 32.3% of sales for the quarters ended December 31, 2022, and 2021, respectively. Gross margins were negatively impacted in the period ended December 31, 2022, principally due to increases in the cost of certain electronic components and due to the mix of products sold.

Expenses. Selling, general and administrative expenses were $1,178,502 for the three months ended December 31, 2022, compared to $1,569,746 for the comparable three months in the prior year. As a percentage of net sales, these expenses decreased to 20.5% for the three-month period ended December 31, 2022, from 29.5% for the 2021 period. These expenses decreased as a percentage of net sales principally due to a reduction in salaries expense, a reduction in legal and consulting expenditures related to the potential merger, and a reduction in freight, and other selling expenditures.

Research and development expenses were comparable at $101,670 for the three-month period ended December 31, 2022, to $97,370 for the comparable quarter of the prior year.

Interest Expense. Our interest expense was $76,755 for the quarter ended September 30, 2022, compared to interest expense of $14,156 for the quarter ended December 31, 2021. Interest expense is dependent upon the total amounts borrowed from the Factor and the increase in interest rates during the period as compared to the corresponding period of the prior year.

Net Income. We reported net income of $341,312 for the quarter ended December 31, 2022, compared to a net income of $35,351 for the corresponding quarter of the prior fiscal year, a $305,961 (865.5%) increase in net income. The primary reasons for the increase in the net income is supply chain disruptions have begun to abate resulting in higher sales and due to reduced selling, general, and administrative expense as described above.

Nine Months Ended December 31, 2022 and 2021

Sales. Net sales for the nine months ended December 31, 2022, were $16,251,106 compared to $15,259,235 for the comparable nine months in the prior period, an increase of $991,871 (6.5%). Sales increased principally due to the Company’s ability to fill orders as delays in unloading inventory at California ports of entry began to abate during the period.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 28.8% for the period ended December 31, 2022, and 29.8% for the period ended December 31, 2021. Gross margins were negatively impacted in the nine-month period ended December 31, 2022, principally due to increases in the cost of certain electronic components and due to the mix of products sold.

Expenses. Selling, general and administrative expenses were $3,750,348 for the nine months ended December 31, 2022, compared to $4,059,988 for the comparable nine months in the prior year. As a percentage of sales, these expenses were 23.1% for the nine-month period ended December 31, 2022, and 26.6% for the comparable 2021 period. These expenses decreased as a percentage of net sales principally due to a reduction in salaries expense resulting from recording an employee retention credit of $181,000 under the CARES Act, and a reduction in work force. These expenses also decreased due to a reduction in legal and consulting expenditures related to the potential merger.

Research and development expenses were comparable at $294,177 for the nine months ended December 31, 2022, to $295,496 for the comparable period of the prior year.

Interest Expense. Our interest expense was $200,776 for the nine months ended December 31, 2022, compared to interest expense of $37,954 for the nine months ended December 31, 2021. Interest expense is dependent upon the total amounts borrowed from the Factor and the increase in interest rates during the period as compared to the corresponding period of the prior year.

Net Income. We reported net income of $435,776 for the nine months ended December 31, 2022, compared to a net income of $157,688 for the corresponding period of the prior fiscal year, an increase in the net income of $278,088 (176.4%). The primary reasons for the increase in the net income is supply chain disruptions have begun to abate resulting in higher sales. In addition, the Company recorded a reduction in salaries expense resulting from an Employee Retention Credit under the provisions of the Coronavirus Aid Relief, and Economic Security Act, and due to reduced selling, general, and administrative expense as described above.

Management Plans and Liquidity

In light of the shutdowns, quarantines and other restrictions and delays in operations and travel caused by or related to COVID-19 in Hong Kong, the PRC and the United States, the Company has experienced delays during the nine months ended December 31, 2022, in shipping and receiving of products.

Our short-term borrowings to finance any operating losses, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of its Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under the Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on Merchant’s assessment of the Company’s receivables, inventory, and financial condition at the time of each request for an advance. The Company had no availability on this facility on December 31, 2022. The Company’s non-factored trade and other accounts receivable net of allowance for uncollectible amounts totaled $817,589 on December 31, 2022.

The Company’s factor has withheld financing on approximately $725,000 of the Company’s accounts receivable subject to resolution of any disputes. The resolution of disputed items is ongoing and subsequent to December 31, 2022, the Company continues to provide support for resolution of any disputed items. The Company expects that all amounts in dispute will be resolved satisfactorily. In addition, the Company has filed requests for refunds of customs payments with US Customs and Border Protection for approximately $300,000 (including interest expected) for overpayments of tariff. The Company expects this refund to be available during either the fourth quarter of the fiscal year ending March 31, 2023, or the first quarter of the fiscal year ending March 31, 2024. Though no assurances can be given, if management’s plan continues to be successful over the next twelve months, the Company anticipates that it should be able to meet its cash needs for the next twelve months following the issuance date of this report. Cash flows and credit availability is expected to be adequate to fund operations for one year from the issuance date of this report.

Operating activities provided cash of $347,270 for the nine months ended December 31, 2022. This was primarily due to net income of $435,776, a decrease in inventories, prepaid expenses and other assets of $1,719,546, and a decrease in accounts receivable and amount due from factor of $98,698. This was partially offset by a decrease in accounts payable and accrued expenses of $1,921,596. Operating activities used cash of $2,111,908 for the nine months ended December 31, 2021. This was primarily due to an increase in accounts receivable and amounts due from factor of $1,657,549, an increase in inventories, prepaid expenses and other of $808,245, and partially offset by an increase in accounts payable and accrued expenses of $189,243, and net income of $157,688.

There were no investing activities for the nine-month periods ended December 31, 2022, or 2021.

Financing activities used cash of $585,850 during the nine months ended December 31, 2022, from net borrowing in excess of repayments from the factor of $314,150, offset by repayments of the note payable to Eyston Company, Ltd. of $900,000. Financing activities provided cash of $2,338,527 during the nine months ended December 31, 2021, from net borrowing in excess of repayments from the factor.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated February 16, 2023*
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2022 and March 31, 2022, (ii) Condensed Consolidated Income Statements for the three and nine months ended December 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2022 and 2021, (v) Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended December 31, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: February 16, 2023	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer