Form 10-K
period 2023-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2023-07-14
CIK 102109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2023 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-31747

UNIVERSAL SECURITY INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	52-0898545
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

11407 Cronhill Drive, Suite A, Owings Mills, Maryland	21117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(410) 363-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	UUU	NYSE MKT LLC

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the New York Stock Exchange (NYSE MKT LLC) on September 30, 2022, was $7,970,834.

The number of shares of common stock outstanding as of July 14, 2023, was 2,312,887.

UNIVERSAL SECURITY INSTRUMENTS, INC.

2023 ANNUAL REPORT ON FORM 10-K

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

Our sales for the year ended March 31, 2023, were $22,178,873 compared to $19,549,785 for the year ended March 31, 2022. We reported net income of $720,411 in fiscal 2023 compared to a net loss of $78,150 in fiscal 2022, an increase in net earnings of $798,561. The increase in net income for the fiscal year ended March 31, 2023, is primarily due to increases in sales to retail customers as previously discussed above and to decreased expenditures related to a terminated proposed Merger as compared to the prior fiscal year. The net loss for the fiscal year ended March 31, 2022, is attributed to increased legal and consulting fees associated with the proposed merger (described below).

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

Proposed Merger

As previously reported, on February 25, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company (USI), a wholly owned subsidiary of the Company D-U Merger Sub, Inc. a Delaware corporation (“Merger Sub”) and Infinite Reality, Inc., a Delaware corporation (“Infinite Reality”) whereby Infinite Reality was to merge with and into the Merger Sub (the “Merger”). On December 12, 2022, Infinite Reality terminated the Merger Agreement.

Safety Products

We market a line of residential smoke and carbon monoxide alarms under the trade names “UNIVERSAL” and “USI Electric” both of which are manufactured by Eyston Company Limited (Eyston) in the Peoples Republic of China (PRC), a principal supplier of the Company’s products.

Our line of safety alarms consists of units powered by replaceable batteries, ten-year sealed batteries, or 120-volt units with a battery backup. Our replaceable battery products contain different types of batteries with different battery lives, and some include alarm silencers. The smoke alarms marketed to the electrical distribution trade also include hearing impaired and heat alarms with a variety of features. We also market door chimes, ventilation products, ground fault circuit interrupters (GFCI’s), and other electrical devices.

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

A significant portion of our sales are made by approximately 40 independent sales organizations, compensated by commission, which represents approximately 100 sales representatives, some of which have warehouses where USI Electric products are maintained for sale. In addition, the Company has established a national distribution system with eight regional stocking warehouses throughout the United States which generally enables customers to receive their orders the next day without paying for overnight freight charges. Our agreements with these sales organizations are generally cancelable by either party upon 30 days’ notice. We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business. Sales are also made directly by the officers and full-time employees of the Company and our USI Electric subsidiary, some of whom have other responsibilities for the Company. Sales outside the United States are made by our officers and through exporters and amounted to less than five percent of total net sales in fiscal years 2023 and 2022.

We also market our products through our website and through our own sales catalogs and brochures, which are mailed directly to customers. Our customers, in turn, may advertise our products in their own catalogs and brochures and in their ads in newspapers and other media. We also exhibit and sell our products at various trade shows, including the annual National Hardware Show.

Our backlog of orders as of March 31, 2023, was approximately $2,382,000. Our backlog as of March 31, 2022, was approximately $6,028,000. The decrease in backlog is primarily due to a resumption in shipping of orders during the fiscal year ending March 31, 2023 after experiencing delays unloading freight at California ports of entry caused by or related to COVID-19 issues in the prior fiscal year.

Suppliers

The majority of our products are manufactured for us by Eyston and amounted to approximately 88.5% and 83.6% of our purchases for the fiscal years ended March 31, 2023, and 2022, respectively. Certain other private label products are also manufactured for us by foreign suppliers. We believe that our relationships with our suppliers are good. The loss of any of our other suppliers would have a short-term adverse effect on our operations, but replacement sources for these suppliers could be developed.

Competition

In fiscal years 2023 and 2022, sales of safety products accounted for substantially all of our total sales. In the sale of smoke alarms and carbon monoxide alarms, we compete in all of our markets with First Alert and Walter Kidde Portable Equipment, Inc. These companies have greater financial resources and financial strength than we have. However, we believe that our safety products compete favorably in the market primarily on the basis of styling, features, and pricing.

The safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Employees

As of March 31, 2023, we had eleven employees, seven of whom are engaged in administration and sales, and the balance of whom are engaged in product development. Our employees are not unionized, and we believe that our relations with our employees are satisfactory.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Effective March 2022, we extended our operating lease for a 15,000 square foot office and warehouse located in Baltimore County, Maryland to expire in April 2025 subject to a right to terminate the lease if the Company enters into a binding agreement to sell the assets of the Company. Monthly rental expense, with common area maintenance, currently approximates $15,000 and increases 3.0% per year.

Effective March 2003, we entered into an operating lease for office space in Naperville, Illinois. This lease, consisting of 3,400 square feet, is continued on a month-to-month basis. The monthly rental, with common area maintenance, was approximately $4,900 per month during the current fiscal year.

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

Market for Common Stock

Our common stock, $.01 par value (the “Common Stock”) trades on the NYSE MKT LLC exchange, under the symbol UUU. As of March 31, 2023, there were 127 record holders of the Common Stock. The closing price for the Common Stock on that date was $2.32. We have not paid any cash dividends on our common stock, and it is our present intention to retain all cash flow for use in future operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including Risk Factors discussed in earlier filings, and other risks could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. We do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General

We are in the business of marketing and distributing safety and security products which are primarily manufactured in the Peoples Republic of China (PRC). Our consolidated financial statements detail our sales and other operational results. Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2023, and 2022 relate to the operational results of the Company and its consolidated subsidiaries.

In light of shutdowns, quarantines and other restrictions and delays in operations caused by or related to COVID-19 in the PRC and the United States, the Company experienced delays in shipping and receiving of products during the fiscal year ended March 31, 2022, and continues to experience shortages of critical components for manufacturing of our products through and subsequent to March 31, 2023. Other than as reflected in our financial statements, we are not yet able to quantify the full impact of the COVID-19 pandemic on our sales and financial results. Sales during our fiscal year ended March 31, 2023, increased when compared to sales for the comparable 2022 period, primarily due to less delays in unloading freight at California ports of entry thereby improving delivery schedules. However, domestic freight costs have increased. Our sales growth has been due primarily to increased retail sales to large national retailers.

Our overall sales are primarily dependent upon the strength of the U.S. housing market. As stated elsewhere in this report, our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies); conditions that impact new home construction and new home sales directly impacts sales by our USI Electric subsidiary. Our operating results for the fiscal years ended March 31, 2023, and 2022 continue to be dependent upon the economic conditions of the U.S. housing market.

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

Comparison of Results of Operations for the Years Ended March 31, 2023 and 2022

Sales. In fiscal year 2023, our net sales were $22,178,873 compared to sales in the prior year of $19,549,785, an increase of $2,629,088 (13.4%). The increase in sales was primarily due to increased sales to existing retail customers.

Gross Profit. Gross profit percentage is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit percentage for the fiscal year ended March 31, 2023, was 28.6% compared to 30.9% in fiscal 2022. The decrease in 2023 gross margin is attributed to variations in the mix of products sold as certain products are subject to tariff charges that directly impact gross margin.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased to $4,974,453 in fiscal 2023 from $5,524,343 in fiscal 2022. As a percentage of net sales, these expenses were 22.4% for the fiscal year ended March 31, 2023, and 28.3% for the fiscal year ended March 31, 2022. These expenses decreased as a percentage of net sales as they do not change in direct proportion to increases in sales. These expenses decreased as a dollar amount due primarily due to decreases in salaries and wages which decreased by approximately $181,000 resulting from the federal employee retention credit program, and legal and consulting fees associated with the terminated proposed Merger.

Engineering and Product Development. Engineering and product development expense for the fiscal year ended March 31, 2023, was $402,692. Engineering and product development expense for the fiscal year ended March 31, 2022, was $438,200. The decrease in overall engineering and product development expense for the 2023 period compared to the 2022 period was due to reduced payroll expenditures and decreased independent testing of products.

Interest Expense (Net). For the fiscal years ended March 31, 2023, and 2022, the Company incurred net interest expense of $237,686 and $147,840, respectively, related to borrowing costs associated with interest paid on amounts borrowed from our factor and on extended trade payables due to Eyston. The increase in interest expense resulted primarily from increases in interest rates on borrowing from our factor during the fiscal year ended March 31, 2023, to fund inventory purchases and operating cash requirements.

Income Taxes. For the fiscal years ended March 31, 2023, and 2022 our statutory Federal tax rate was 21.0%. The Company has accumulated net operating losses and other income tax credits for which a full valuation allowance has been established. Accordingly, income taxes or deferred income tax benefits indicated by the provision for income taxes as shown on the Consolidated Statements of Operations for the fiscal years ended March 31, 2023, and 2022 varies from the expected statutory rate. Footnote E to the financial statements provides a reconciliation of the amount of tax that would be expected at statutory rates and the amount of tax expense or benefit provided at the effective rate of tax for each fiscal period.

Net Income (Loss). We reported net income of $720,411 for the fiscal year 2023, compared to a net loss of $78,150 for fiscal 2022, an increase of $798,561 (1,021.8%) in net income. The increase in net income for the fiscal year ended March 31, 2023, is primarily due to increases in sales to retail as previously discussed above and to decreased expenditures related to a terminated proposed Merger and payroll expenditures as compared to the prior fiscal year. The net loss for the fiscal year ended March 31, 2022, is attributed to increased legal and consulting expense associated with the terminated proposed Merger.

Financial Condition, Liquidity and Capital Resources

The Company reported net income of $720,411, and a net loss of $78,150 for the years ended March 31, 2023, and 2022, respectively. As of March 31, 2023, working capital (computed as the excess of current assets over current liabilities) increased by $724,528 from $4,451,947 on March 31, 2022, to $5,176,475 on March 31, 2023.

Our operating activities provided cash of $1,491,943 for the year ended March 31, 2023. Operating activities provided cash principally from a decrease in inventories of $2,165,429, net income of $720,411, and decreases in accounts receivable and amounts due from factor of $425,165. Operating activities used cash principally due to repayment of accounts payable and accrued expenses of $1,918,493.

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

Our investing activities did not provide or use cash during the fiscal years ended March 31, 2023, or 2022.

Financing activities used cash of $1,779,176 reflecting the decrease in net borrowing from the Factor of $697,736 and the repayment of the Note Payable to Eyston in the amount of $1,081,440 during the fiscal year ended March 31, 2023. During the fiscal year ended March 31, 2022, financing activities provided cash of $2,138,182 reflecting the increase in net borrowing from the Factor.

Our overall sales are primarily dependent upon the strength of the U.S. housing market. As stated elsewhere in this report, our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies); demand in new home construction and new home sales directly impacts sales by our USI Electric subsidiary. Our operating results for the fiscal years ended March 31, 2023, and 2022 continue to be dependent upon the economic conditions of the U.S. housing market. Management believes that with an improved housing market and sales of our sealed products, the Company will continue to improve profitability.

Management expects our product offerings, including sealed battery alarm and ground fault circuit interrupter products, will compete in price and functionality with similar products offered by our larger competitors. While we believe there will be market acceptance of our products, we cannot be assured of this. Should our products not achieve the level of acceptance we anticipate, this could have a significant effect on our future operations, and our sales may decline, affecting our ability to continue operating in our current fashion.

Our short-term borrowings to finance operations, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under our Factoring Agreement bear interest at prime plus 2% and are secured by trade accounts receivable and inventory. Advances from Merchant are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $852,000 on March 31, 2023.

Related Party Transactions

Pursuant to its written charter, the Audit Committee of the Board of Directors of the Company reviews and approves all transactions with related persons that are required to be disclosed under applicable regulation. During the fiscal year ended March 31, 2023, and 2022, inventory purchases and other company expenses of approximately $1,748,000 and $1,582,000, respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives travel mileage and other credit card benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2023, and 2022 may include amounts submitted for personal expense reimbursement and amounts paid by Mr. Grossblatt for inventory purchases or other company expenses and amounted to approximately $217,000 and $211,000, respectively, and the amount outstanding at March 31, 2023 and 2022 is approximately $0 and $44,000, respectively.

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

Income Taxes: The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements. These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided whenever it is more likely than not that a deferred tax asset will not be realized. After a review of projected taxable income, the components of the deferred tax asset, and the current global economic conditions including unresolved supply chain issues related to the acquisition of electronic microchips, it was determined that it is more likely than not that the tax benefits associated with the remaining components of the deferred tax assets will not be realized.

This determination was made based on the Company’s prior history of losses from operations and the uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to their expiration. Accordingly, a valuation allowance was established to fully offset the value of the deferred tax assets. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

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

Revenue Recognition: The Company’s primary source of revenue is the sale of safety and security products based upon purchase orders or contracts with customers. Revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the product is shipped or delivered to the customer. Customers may not return, exchange, or refuse acceptance of goods without our approval. Generally, the Company does not grant extended payment terms. Shipping and handling costs associated with outbound freight, after control over a product has transferred to a customer, are accounted for as a cost of completing the sale and are recorded in selling, general and administrative expense.

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

Concentrations

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company had one customer during the fiscal year ended March 31, 2023, that represented 18.2% of the Company’s net sales, and no customers in the fiscal year that ended March 31, 2022, that represented greater than 10% of the Company’s net sales. The Company had no customers in the fiscal year ended March 31, 2023, that represented greater than 10% of the Company’s accounts receivable, and one customer in the fiscal year ended 2022, that represented 13.6% of the Company’s accounts receivable on March 31, 2022. The Company acquires all the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. Products manufactured for us by Eyston amounted to approximately 88.5% and 83.6% of our purchases for the fiscal years ended March 31, 2023, and 2022, respectively. At March 31, 2023, and 2022, the Company had accounts receivable due from Eyston of $75,947 and $358,958, respectively.

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

Our Chief Financial Officer, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2023, because of a material weakness in internal control over financial reporting as discussed below.

A material weakness arose during the fiscal year ended March 31, 2023, in the management review controls over classification of and disclosure of amounts within the financial statements. The Company plans to remediate the material weakness by clarification of the classification of amounts and inclusion of the required disclosures.

A material weakness arose during the fiscal year ended March 31, 2023, in the management review controls over the classification of and accounting for income taxes. The Company plans to remediate the material weakness by clarification of the classification of amounts and inclusion of the required disclosures.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses noted above there have been no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2023.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement filed pursuant to Regulation 14A and issued in conjunction with the 2023 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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
10.1

2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)

10.3

Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)

10.4

Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747), as amended by Amendment to Lease dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747) and Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated March 3, 2022 (Amendment to Lease dated June 23, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, File No. 1-31747)

10.5

Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747) ), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747) by addendum dated July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017, File No. 1-31747), by addendum dated July 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2018, File No. 1-31747), by addendum dated July 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2019, File No. 1-31747), by addendum dated July 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2020, File No. 1-31747), by addendum dated July 28, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2021, File No. 1-31747) and by addendum dated July 22, 2022

(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2022, file No. 1-31747).
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, File No. 1-31747)
23.1	Independent Registered Public Accounting Firm’s Consent
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated July 14, 2023*
101

Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2023 and 2022; (ii) Consolidated Statements of Operations for the years ended March 31, 2023 and 2022 (iii) Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2023 and 2022; and (v) Notes to Consolidated Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.

July 14, 2023	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey B. Grossblatt	President, Chief Executive Officer	July 14, 2023
Harvey B. Grossblatt	and Director

/s/ James B. Huff	Chief Financial Officer	July 14, 2023
James B. Huff	(principal financial officer and
principal accounting officer)

/s/ Cary Luskin	Director	July 14, 2023
Cary Luskin

/s/ Ronald A. Seff	Director	July 14, 2023
Ronald A. Seff

/s/ Ira Bormel	Director	July 14, 2023
Ira Bormel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Universal Security Instruments, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. and Subsidiaries (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Philadelphia, PA

July 14, 2023

UNIVERSAL SECURITY INSTRUMENTS, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,
	2023	2022
CURRENT ASSETS
Cash	$151,502	$438,735
Accounts receivable:
Trade, less allowance for doubtful accounts	414,689	993,846
Other receivables	305,889	303,366

	720,578	1,297,212

Amount due from factor	2,944,370	2,792,901
Inventories – finished goods	4,063,632	6,229,061
Prepaid expenses	165,378	241,342

TOTAL CURRENT ASSETS	8,045,460	10,999,251

INTANGIBLE ASSETS - NET	35,773	40,243
PROPERTY AND EQUIPMENT - NET	318,641	477,627
OTHER ASSETS	—	4,000

TOTAL ASSETS	$8,399,874	$11,521,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit – factor	$1,459,350	$2,157,086
Short-term portion of operating lease liability	151,230	131,880
Accounts payable – trade	293,465	1,572,356
Note payable – Eyston Company Ltd.	—	1,081,440
Accounts payable – Eyston Company Ltd.	655,000	985,077
Accrued liabilities:
Accrued payroll and employee benefits	125,415	160,025
Accrued commissions and other	184,525	459,440

TOTAL CURRENT LIABILITIES	2,868,985	6,547,304

LONG-TERM PORTION OF OPERATING LEASE LIABILITY	172,072	335,411

TOTAL LONG-TERM LIABILITIES	172,072	335,411
COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; 20,000,000 shares authorized, 2,312,887 shares issued and outstanding at March 31, 2023 and 2022	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(7,550,153)	(8,270,564)

TOTAL SHAREHOLDERS’ EQUITY	5,358,817	4,638,406

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,399,874	$11,521,121

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2023	2022
Net sales	$22,178,873	$19,549,785

Cost of goods sold	15,829,154	13,517,552

GROSS PROFIT	6,349,719	6,032,233

Selling, general and administrative expense	4,974,453	5,524,343
Engineering and product development expense	402,692	438,200

Operating income	972,574	69,690

Other expense:

Interest expense, net	(237,686)	(147,840)

Earnings (loss) before income taxes	734,888	(78,150)

Income tax expense	14,477	—

NET INCOME (LOSS)	$720,411	$(78,150)

Earnings (loss) per share:
Basic and diluted	$0.31	$(0.03)

Shares used in computing net earnings (loss) per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
			Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at April 1, 2021	2,312,887	$23,129	$12,885,841	$(8,192,414)	$4,716,556

Net loss				(78,150)	(78,150)

Balance at March 31, 2022	2,312,887	23,129	12,885,841	(8,270,564)	4,638,406

Net income				720,411	720,411

Balance at March 31, 2023	2,312,887	$23,129	$12,885,841	$(7,550,153)	$5,358,817

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net Income (loss)	$720,411	$(78,150)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	11,692	7,694
Depreciation of right-of-use asset and decrease in other assets	155,764	171,122
Decrease in allowance for inventory reserve	—	(70,000)

Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable and amounts due from factor	425,165	(1,506,650)
Decrease (Increase) in inventories	2,165,429	(1,977,868)
Decrease in prepaid expenses	75,964	95,357
(Decrease) Increase in accounts payable and accrued expenses	(1,918,493)	1,669,566
Decrease in operating lease liability	(143,989)	(171,122)

NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	1,491,943	(1,860,051)

FINANCING ACTIVITIES:
Repayment of Note Payable - Eyston	(1,081,440)	—
Net (repayment) borrowing of line of credit - factor	(697,736)	2,138,182

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,779,176)	2,138,182

(DECREASE) INCREASE IN CASH	(287,233)	278,131

Cash at beginning of year	438,735	160,604

CASH AT END OF YEAR	$151,502	$438,735

Supplemental information:
Interest paid	$237,686	$147,840
Income taxes paid	$—	$—

Supplemental disclosures of non-cash activities:
Right-of-use asset in exchange for operating lease liability	$—	$467,291

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

Proposed Merger: As previously reported, on February 25, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company (USI), a wholly owned subsidiary of the Company D-U Merger Sub, Inc. a Delaware corporation (“Merger Sub”) and Infinite Reality, Inc., a Delaware corporation (“Infinite Reality”). On December 12, 2022, Infinite Reality terminated the Merger Agreement.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Other accounts receivable for the fiscal year ended March 31, 2022, were reclassified to achieve uniformity with the presentation of other accounts receivable for the fiscal year ended March 31, 2023.

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

Revenue Recognition: The Company’s primary source of revenue is the sale of safety and security products based upon purchase orders or contracts with customers. Revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the product is shipped or delivered to the customer. Customers may not return, exchange or refuse acceptance of goods without our approval. Generally, the Company does not grant extended payment terms. Shipping and handling costs associated with outbound freight, after control over a product has transferred to a customer, are accounted for as a cost to complete the sale and are recorded in selling, general and administrative expense. Remaining performance obligations represent the transaction price of firm orders for satisfied or partially satisfied performance obligations on contracts with an original expected duration of one year or more. The Company’s contracts are predominantly short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC Topic 606 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for products sold. Purchase orders may contain stand-alone pricing applied to each of the multiple products ordered. Revenue is recorded at the transaction price net of estimates of variable consideration. The Company uses the expected value method based on historical data in considering the impact of estimates of variable consideration, which may include trade discounts, allowances, product returns (including rights of return) or warranty replacements. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Disaggregation of Revenue: The Company presents below revenue associated with sales of safety alarm products separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the fiscal years ended March 31, 2023, and 2022 are as follows:

	Fiscal Year ended
	March 31, 2023	March 31, 2022
Sales of safety alarms	$18,691,090	$16,487,028
Sales of GFCI’s and ventilation fans	3,487,783	3,062,757
	$22,178,873	$19,549,785

Accounts Receivable: The Company assigns the majority of its trade receivables on a pre-approved non-recourse basis to Merchant Factors Corporation (Merchant or Factor) under a factoring agreement on an ongoing basis. Factoring charges recognized on assignment of receivables are deducted from revenue in the consolidated statements of operations and amounted to $191,225 and $165,579 for the years ended March 31, 2023, and 2022, respectively.

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

Based on the nature of the factoring agreement and prior experience, no allowance for uncollectible financing receivables has been provided and no amounts are considered to be past due at March 31, 2023. At March 31, 2023, and 2022, an allowance of $157,000 has been provided for uncollectible trade accounts receivable.

Inventories: Inventories are stated at the lower of cost (first in/first out method) or net realizable value. Included as a component of finished goods inventory are additional non-material costs. These costs include freight, import duty, tariffs, and inspection fees. Expenses incurred for inventory quality control in the amount of approximately $45,000 and $45,000, were absorbed in inventory for the fiscal years ended March 31, 2023, and 2022, respectively. We evaluate inventories on a quarterly basis and write down inventory that is considered obsolete or unmarketable in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.

Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The factors considered in performing this assessment include current operating results, anticipated future results, the manner in which the asset group is used and the effects of obsolescence, demand, competition and other economic factors. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these asset groups in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these asset groups. Impairment losses are recognized when the sum of expected future cash flows is less than the asset groups carrying value, and losses are determined based upon the excess carrying value of the asset group over its fair value. Based on this assessment, no impairment to long-lived assets resulted for fiscal years ended March 31, 2023, and 2022.

Leases: The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company estimates the incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company utilizes certain practical expedients for short-term leases, including the election not to reassess its prior conclusions about lease identification, lease classification and initial direct costs, as well as the election not to separate lease and non-lease components for arrangements where the Company is a lessee. See Note D, Leases.

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

The Company follows Accounting Standards Codification (ASC) 740-10 that gives guidance to tax positions related to the recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. Interest and penalties, if any, related to income tax matters are recorded as income tax expenses. See Note E, Income Taxes.

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

Engineering and Product Development: Engineering and product development costs are charged to operations as incurred.

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $524,016 and $426,740 in fiscal years 2023 and 2022, respectively.

Net Earnings (Loss) per Share: Basic net earnings (loss) per share is computed by dividing net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income (loss) for the year by the weighted average number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive) for the year. As a result, the weighted average number of common shares outstanding is identical for both basic and diluted shares. In addition, there were no other securities outstanding during 2023 or 2022 other than common stock.

Recently Issued Accounting Standards: Changes to US-GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s.

NOTE B – SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

On January 15, 2015, the Company entered into an Agreement with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. Under the modified Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. Additional funding, characterized by Merchant as an over advance, may be provided up to one hundred percent (100%) of eligible accounts receivable. The over advance portion, if any, may not exceed fifty percent (50%) of eligible inventory up to a maximum of $500,000. The Agreement, which was extended and expires on January 6, 2024, provides for continuation of the program for successive two-year periods until terminated by one of the parties to the Agreement. The amount available to borrow from Merchant is approximately $852,000 at March 31, 2023. Advances on factored trade accounts receivable and borrowing on inventories are secured by all of the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (effective rate 10.0% and 5.50% at March 31, 2023 and March 31, 2022, respectively). Advances under the Agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance. At March 31, 2023 and 2022 there was $1,459,350 and $2,157,086 borrowed and outstanding under the factoring agreement, respectively.

Under the Agreement, the Company assigned receivables of $22,581,988 and $18,449,900 during the years ended March 31, 2023, and 2022, respectively. The uncollected balance of receivables held by the factor amounted to $2,944,370 and $2,792,901 at March 31, 2023 and 2022. Included in the uncollected balance of receivables held by the factor are amounts classified by the factor as amounts at client risk of approximately $633,000 and $589,000 at March 31, 2023 and 2022, respectively. Collected cash maintained on deposit with the factor earns interest at the factor’s prime rate of interest less 2.5 percent (effective rate of 5.50% and 1.00% at March 31, 2023 and 2022, respectively.) There was no cash on deposit with the Factor at March 31, 2023 or 2022.

NOTE C – PROPERTY AND EQUIPMENT - NET

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

The estimated useful lives for financial reporting purposes are as follows:

Leasehold improvements	-	Shorter of term of lease or useful life of asset
Machinery and equipment	-	5 to 10 years
Furniture and fixtures	-	5 to 15 years
Computer equipment	-	5 years

Property and equipment consist of the following:

	March 31,
	2023	2022
Leasehold improvements	$1,119,961	$1,119,961
Machinery and equipment	190,400	190,400
Furniture and fixtures	261,292	261,292
Computer equipment	302,634	302,634
	1,874,287	1,874,287
Less accumulated depreciation	(1,555,646)	(1,396,660)
	$318,641	$477,627

Depreciation expense totaled $158,986, which includes $155,764 of amortization of right-of-use lease asset for fiscal year ended March 31, 2023. For the fiscal year ended March 31, 2022, depreciation expense totaled $174,342 which included $171,122 of amortization of right-of-use lease asset. Right-of-use lease assets of $311,527 and $467,291, net, are included in leasehold improvements in Property and Equipment on the Consolidated Balance Sheets as of March 31, 2023, and 2022, respectively.

NOTE D – LEASES

The Company is a lessee in lease agreements for office space. Certain of the Company’s leases contain provisions that provide for one or more options to terminate or extend the lease at the Company’s sole discretion. The Company’s leases are comprised of fixed lease payments, with its real estate leases including lease payments subject to a rate or index which may be variable. Certain real estate leases also include executory costs such as common area maintenance (non-lease component). As a practical expedient permitted under ASC 842, the Company has elected to account for the lease and non-lease components as a single lease component. The Company utilizes certain practical expedients for short-term leases including the election not to reassess its prior conclusions about lease identification, lease classification and initial direct costs, as well as the election not to separate lease and non-lease components for arrangements where the Company is a lessee. Lease payments, which may include lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable lease amounts based on a rate or index (fixed in substance) as stipulated in the lease contract.

Effective March 2022, we extended our operating lease for a 15,000 square foot office and warehouse located in Baltimore County, Maryland to expire in April 2025 subject to a right to terminate the lease if the Company enters into a binding agreement to sell the assets of the Company. No option to continue the lease beyond April 2025 has been provided in the lease extension. Monthly rental expense, with common area maintenance, currently approximates $15,000 and increases 3.0% per year.

The Company maintains an operating lease for office space in Naperville, Illinois. This lease, consisting of 3,400 square feet, and renews on a month-to-month basis. The monthly rental, with common area maintenance, was approximately $4,900 per month during the current fiscal year.

Our operating leases for real estate are generally renewable with terms and conditions similar to the original lease. Rent expense, including common area maintenance, totaled $265,990 and $252,975 for the years ended March 31, 2023, and 2022, respectively. None of the Company’s lease agreements contain any residual value guarantees or material restrictive covenants. As a result of the Company’s election of the package of practical expedients permitted within ASC 842, which among other things, allows for the carryforward of historical lease classification of the Company’s lease agreements in existence at the date of adoption that were classified as operating leases under ASC 840 have been classified as operating leases under ASC 842. Lease expense for payments related to the Company’s operating leases is recognized on a straight-line basis over the related lease term, which includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term and amounted to approximately $485,000 at the date of adoption and increased by approximately $468,000 effective with the lease amendment and extension dated March 2022. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of March 31, 2023, the Company had right-of-use assets of $311,527 and lease liabilities of $323,302 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the consolidated balance sheet. As of March 31, 2023, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases is two years and 5.5%, respectively. During the fiscal year ended March 31, 2023, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $143,989, which is included as an operating cash outflow within the consolidated statements of cash flows. During the fiscal year ended March 31, 2023, the operating lease costs related to the Company’s operating leases was $184,370 which is included in operating costs and expenses in the consolidated statements of operations.

As of March 31, 2022, the Company had right-of-use assets of $467,291 and lease liabilities of $467,291 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the consolidated balance sheet. As of March 31, 2022, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases is three years and 5.5%, respectively. During the fiscal year ended March 31, 2022, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $175,770, which is included as an operating cash outflow within the consolidated statements of cash flows. During the fiscal year ended March 31, 2022, the operating lease costs related to the Company’s operating leases was $175,770 which is included in operating costs and expenses in the consolidated statements of operations.

The future minimum payments under operating leases were as follows at March 31, 2023:

2024	$116,918
2025	159,398
2026	53,492
2027	—
2028	—
Total operating lease payments	$329,808
Less: amounts representing interest	(6,506)
Present value of net operating lease payments	$323,302
Less: current portion	(151,230)
Long-term portion of operating lease obligations	$172,072

NOTE E – INCOME TAXES

The Company files its income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Income tax returns filed for the fiscal years ended March 31, 2022, 2021, and 2020 are considered open and subject to examination by tax authorities. Deferred income tax assets and liabilities are computed and recognized for those differences that have future tax consequences and will result in net taxable or deductible amounts in future periods. Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes. The deferred tax liabilities and assets for the Company result primarily from net operating loss and tax credit carry forwards, reserves, and accrued liabilities.

At March 31, 2023, the Company has total net federal operating loss carry forwards and of approximately $5,253,000 that has no fixed expiration date. In addition, the Company has research and development tax credit carry forwards of approximately $62,000 that begin to expire in the fiscal year ending 2030. There are certain limitations to the use and application of these items. Management reviews net operating loss carry forwards and income tax credit carry forwards to evaluate if those amounts are recoverable. After a review of projected taxable income, the components of the deferred tax asset, and the current global economic conditions including unresolved supply chain issues related to the acquisition of electronic microchips, it was determined that it is more likely than not that the tax benefits associated with the remaining components of the deferred tax assets will not be realized. This determination was made based on the Company’s prior history of losses from operations and the uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to their expiration. Accordingly, a valuation allowance was established to fully offset the value of the deferred tax assets. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

The reconciliation between the statutory federal income tax provision and the actual effective tax provision is as follows:

	Years ended March 31,
	2023	2022
Federal tax (benefit) at statutory rate (21%) before loss carry-forward	$154,326	$(16,412)

Permanent and other differences	(24,657)	12,017
State income tax (benefit) – net of federal effect	24,558	15,646

Change in deferred tax asset valuation allowance	(139,750)	(11,251)
Current income tax expense	$14,477	$—

The individual components of the Company’s deferred tax assets are as follows:

	March 31,
	2023	2022
Deferred tax assets:
Accruals and allowances	$68,553	$68,553
Non-deductible capitalized inventory	6,196	54,895
Net operating loss carry forward	1,103,173	1,194,224
Research and development tax credit carry forward	61,701	61,701
Allowance for unrealizable deferred tax assets	(1,239,623)	(1,379,373)
Net deferred tax asset	$—	$—

NOTE F – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on consultation with legal counsel, that there are no outstanding material claims outside of the normal course of business.

The Company’s employment agreement with its CEO (the “CEO Agreement”) requires the Company to make certain post-employment payments to the CEO in the event of his termination following a change in control, death, disability, non-renewal, or resignation under terms of the CEO Agreement. Additionally, the CEO Agreement requires the Company to make post-employment payments, which can range from approximately $74,000 to $2,048,000, dependent upon the controlling event, as discussed above. In June, 2023, the Company renewed the CEO Agreement through July 31, 2024.

NOTE G - CONCENTRATIONS

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company had one customer during the fiscal year ended March 31, 2023, that represented 18.2% of the Company’s net sales, and no customers in the fiscal year that ended March 31, 2022, that represented greater than 10% of the Company’s net sales. The Company had no customers in the fiscal year ended March 31, 2023, that represented greater than 10% of the Company’s accounts receivable, and one customer in the fiscal year ended 2022, that represented 13.6% of the Company’s accounts receivable on March 31, 2022. The Company acquires all the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. Products manufactured for us by Eyston amounted to approximately 88.5% and 83.6% of our purchases for the fiscal years ended March 31, 2023, and 2022, respectively. At March 31, 2023, and 2022, the Company had accounts receivable due from Eyston of $75,947 and $358,958, respectively.

NOTE H – RETIREMENT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. All full-time employees who have completed 12 months of service are eligible to participate. Employees are permitted to contribute up to the amounts prescribed by law. The Company may provide contributions to the plan consisting of a matching amount equal to a percentage of the employee’s contribution, not to exceed four percent (4%). Employer contributions were $45,777 and $43,688 for the years ended March 31, 2023, and 2022, respectively.

NOTE I – RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2023, and 2022, inventory purchases and other company expenses of approximately $1,748,000 and $1,582,000, respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives travel mileage and other credit card benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2023, and 2022 may include amounts submitted for personal expense reimbursement and amounts paid by Mr. Grossblatt for inventory purchases or other company expenses and amounted to approximately $217,000 and $211,000, respectively. The amount outstanding at March 31, 2023 and 2022 is approximately $0 and $44,000, respectively.

NOTE J – INTANGIBLE ASSETS - NET

Intangible assets consist of legal expenses of $89,434 incurred in obtaining and perfecting patents used by the Company in newly developed detector technology and are capitalized for financial statement purposes. Upon issuance, patents are amortized on a straight-line basis over twenty years. Amortization expense for the fiscal year ended March 31, 2023, and 2022 was $4,470 and $4,474, respectively. Accumulated amortization at March 31, 2023 and 2022 was $53,661 and $49,191, respectively. Amortization expense for the next five years is expected to be $4,472 per fiscal year through 2027.

NOTE K – NOTE PAYABLE – EYSTON COMPANY, LTD.

On March 31, 2020, the Company sold its fifty percent ownership interest in the Hong Kong Joint Venture and converted $1,081,440 of trade accounts payable due to the Hong Kong Joint Venture to an unsecured long-term interest only note payable with the principal balance due in April 2022. The terms of the note payable were amended subsequent to March 31, 2022, to provide for monthly payments of $100,000 beginning April 2022 and until the note payable is paid in full. Interest is based on the Shanghai Commercial Bank Limited in Hong Kong US Dollar prime rate published on the first day of each calendar month plus 2% (5.5% effective rate at March 31, 2022) and is payable monthly. The balance of the note payable at March 31, 2023 is $0.

NOTE L – SHAREHOLDERS’ EQUITY

Under the terms of the Company’s 2011 Non-Qualified Stock Option Plan, 120,000 shares of common stock are reserved for the granting of stock options. There were no stock options outstanding at March 31, 2023 or 2022.