Form 10-Q
period 2023-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2023-08-21
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	UUU	NYSE MKT LLC

At August 21, 2023, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	(unaudited)	(audited)
	June 30, 2023	March 31, 2023
CURRENT ASSETS
Cash	$240,817	$151,502

Accounts receivable:
Trade, net of provision for credit losses of $157,012	907,977	414,689
Receivables - other	303,840	305,889
	1,211,817	720,578

Amount due from factor	3,459,130	2,944,370
Inventories – finished goods	2,878,373	4,063,632
Prepaid expenses	280,594	165,378

TOTAL CURRENT ASSETS	8,070,731	8,045,460

INTANGIBLE ASSETS - NET	34,655	35,773
PROPERTY AND EQUIPMENT – NET	278,895	318,641

TOTAL ASSETS	$8,384,281	$8,399,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$1,370,299	$1,459,350
Short-term portion of operating lease liability	153,095	151,230
Accounts payable - trade	522,257	293,465
Accounts payable – Eyston Company Ltd.	309,658	655,000
Accrued liabilities:
Accrued payroll and employee benefits	174,171	125,415
Accrued commissions and other	198,195	184,525

TOTAL CURRENT LIABILITIES	2,727,675	2,868,985

LONG-TERM PORTION OF OPERATING LEASE LIABILITY	132,659	172,072

TOTAL LONG-TERM LIABILITIES	132,659	172,072

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at June 30, 2023, and March 31, 2023	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(7,385,023)	(7,550,153)

TOTAL SHAREHOLDERS’ EQUITY	5,523,947	5,358,817
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,384,281	$8,399,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2023	2022

Net sales	$6,698,771	$4,635,304

Cost of goods sold	4,990,571	3,214,081

GROSS PROFIT	1,708,200	1,421,223

Selling, general and administrative expense	1,422,939	1,382,603
Engineering and product development expense	64,963	89,262

Operating income (loss)	220,298	(50,642)

Other expense:
Interest expense	(50,496)	(55,496)

Net income (loss) before taxes	169,802	(106,138)

Provision for income taxes	4,672	—

NET INCOME (LOSS)	$165,130	$(106,138)

Earnings (Loss) per share:
Basic and diluted	$0.07	$(0.05)

Shares used in computing Earnings (Loss) per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2023

(Unaudited)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2023	2,312,887	$23,129	$12,885,841	$(7,550,153)	$5,358,817

Net Income				165,130	165,130

Balance at June 30, 2023	2,312,887	$23,129	$12,885,841	$(7,385,023)	$5,523,947

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

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2023	2022

OPERATING ACTIVITIES:
Net Income (Loss)	$165,130	$(106,138)
Adjustments to reconcile net Income (Loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,315	5,113

Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable and amount due from factor	(1,005,999)	432,250
Decrease (Increase) in inventories, prepaid expenses, and other	1,070,043	(574,655)
(Decrease) in accounts payable and accrued expenses	(54,123)	(318,965)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	178,366	(562,395)

FINANCING ACTIVITIES:
Repayments of Note Payable – Eyston Company Ltd.	—	(300,000)
Net (repayment) borrowing - Line of Credit – Factor	(89,051)	679,541

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(89,051)	379,541

NET INCREASE (DECREASE) IN CASH	89,315	(182,854)

Cash at beginning of period	151,502	438,735

CASH AT END OF PERIOD	$240,817	$255,881

SUPPLEMENTAL INFORMATION:
Interest paid	$50,496	$55,496
Income taxes paid	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its wholly owned subsidiaries. Except for the condensed consolidated balance sheet as of March 31, 2023, which was derived from audited financial statements, the accompanying condensed consolidated financial statements are unaudited. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US-GAAP) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2023, audited financial statements filed with the Securities and Exchange Commission on Form 10-K as filed on July 14, 2023. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Line of Credit – Factor

In 2015, the Company entered into the Factoring Agreement (the Agreement) with Merchant for the purpose of factoring the Company’s trade accounts receivable and to provide financing secured by finished goods inventory. Under the Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. Additional funding, characterized by Merchant as an over advance, may be provided up to one hundred percent (100%) of eligible accounts receivable. The over advance portion, if any, may not exceed fifty percent (50%) of eligible inventory up to a maximum of $500,000. Advances from Merchant are at the sole discretion of Merchant based on Merchant’s assessment of the Company’s receivables, inventory, and financial condition at the time of each request for an advance.

The Agreement has been extended and now expires on January 6, 2024. and provides for continuation of the program for successive two-year periods until terminated by one of the parties to the Agreement. As of June 30, 2023, the Company had borrowings under the Agreement of approximately $1,370,000. Advances on factored trade accounts receivable are secured by the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 10.25% on June 30, 2023).  The Company had availability on this facility of approximately $1,067,000 on June 30, 2023.

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

Revenue Recognition

The Company’s primary source of revenue is the sale of safety and security products based upon purchase orders or contracts with customers. Revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the product is shipped or delivered to the customer. Customers may not return, exchange or refuse acceptance of goods without our approval. Generally, the Company does not grant extended payment terms. Shipping and handling costs associated with outbound freight, after control over a product has transferred to a customer, are accounted for as a cost to complete the sale and are recorded in selling, general and administrative expense. Remaining performance obligations represent the transaction price of firm orders for satisfied or partially satisfied performance obligations on contracts with an original expected duration of one year or more. The Company's contracts are predominantly short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC Topic 606 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

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

We have established a provision to cover anticipated credit losses based upon historical experience.

Disaggregation of Revenue

The Company presents below revenue associated with sales of products acquired from Eyston Company Ltd. (Eyston) separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the three months ended June 30, 2023, and 2022 are as follows:

	Three months ended
	June 30, 2023	June 30, 2022
Sales of products acquired from Eyston	$5,863,863	$3,505,349
Sales of GFCI’s and ventilation fans	834,908	1,129,955
	$6,698,771	$4,635,304

Concentrations

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company acquires all of the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. The Company had two customers in the three-month period ended June 30, 2023, that represented 25.1% and 18.7% of the Company’s net sales, respectively.  In addition, the Company had one customer that represented 20.0% of the Company’s total trade accounts receivable at June 30, 2023.   The Company had two customers in the three-month period ended June 30, 2022, that represented 12.5% and 10.6% of the Company’s net sales.

Related Party Transactions

During the three-month periods ended June 30, 2023, and 2022, inventory purchases and other company expenses of approximately $325,000 and $636,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives mileage benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the three-month periods ended June 30, 2023, and 2022, amounted to $138,270 and $217,066, respectively. The amount due to Mr. Grossblatt was $17,810 at June 30, 2023.

Receivables

Receivables are recorded when the Company has an unconditional right to consideration. We have established a provision for credit losses based upon historical experience.

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

Management assesses the credit risk of both its trade accounts receivable and its financing receivables based on the specific identification of accounts. A provision for credit losses is provided based on that assessment. Changes in the provision are charged to operations in the period the change is determined. Amounts ultimately determined to be uncollectible are eliminated from the receivable accounts and from the provision for credit losses in the period that the receivables’ status is determined to be uncollectible.

Based on the nature of the factoring agreement and prior experience, no provision for credit losses related to Amounts Due from Factor has been provided. At June 30, 2023 and March 31, 2023. a provision for credit losses of approximately $157,000 has been provided for uncollectible trade accounts receivable.

Earnings per Common Share

Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three months ended June 30, 2023, or 2022. As a result, basic and diluted weighted average common shares outstanding are identical for the three-month period ended June 30, 2023, and 2022.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term and amounted to approximately $485,000 at the date of adoption and increased by approximately $468,000 effective with the lease amendment and extension dated March 2022. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of June 30, 2023, the Company had right-of-use assets of $272,586 and lease liabilities of $285,754 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the consolidated balance sheet. As of June 30, 2023, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases is one year and ten months and 5.5%, respectively. During the three-month period ended June 30, 2023, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $38,973, which is included as an operating cash outflow within the condensed consolidated statements of cash flows. During the three-month period ended June 30, 2023, the operating lease costs related to the Company’s operating leases was $38,941 which is included in operating costs and expenses in the consolidated statements of operations.

The future minimum payments under operating leases that expire in 2026 were as follows for the fiscal periods ended March 31:

2024	$116,918
2025	160,567
2026	13,351
Total operating lease payments	$290,836
Less: amounts representing interest	(5,082)
Present value of net operating lease payments	$285,754
Less: current portion	153,095
Long-term portion of operating lease obligations	$132,659

Recently Adopted Accounting Standards

Changes to US-GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s. Management adopted ASU 2016-13 related to credit losses effective April 1, 2023. Management determined that adoption of the guidance of the ASU did not have a material impact on the consolidated financial statements on the date of adoption or for the three-month period ended June 30, 2023.

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

OVERVIEW

We are in the business of marketing and distributing safety and security products.  Our financial statements detail our sales and other operational results for the three-month periods ended June 30, 2023, and 2022.

As the Company’s products are sold primarily to the construction industry and do-it-yourself centers, restrictions and limitations imposed by the COVID-19 pandemic have had a negative impact on the Company’s ability to acquire certain electronic components.  The Company is not yet able to quantify the full impact of the COVID-19 pandemic on its sales and financial results.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 and 2022

Sales. Net sales for the three months ended June 30, 2023, were $6,698,771 compared to $4,635,304 for the comparable three months in the prior year, an increase of $2,063,467 (44.5%). The Company is experiencing supply chain constrictions in key components of its products such as computer chips.  However, the Company experienced an increase in sales principally due to the Company’s ability to fulfill orders from existing inventory and due to the abatement in delays in unloading inventory at California ports of entry.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales.  Our gross profit margin was 25.5% and 30.7% of sales for the quarters ended June 30, 2023, and 2022, respectively.  Gross margins were negatively impacted in the period ended June 30, 2023, principally due to the mix of products sold.

Expenses. Selling, general and administrative expenses were $1,422,939 for the three months ended June 30, 2023, to $1,382,603 for the comparable three months in the prior year.  As a percentage of net sales, these expenses decreased to 21.2% for the three-month period ended June 30, 2023, from 29.8% for the 2022 period.  These expenses decreased as a percentage of net sales since selling, general, and administrative expenses do not fluctuate in direct proportion to sales. Certain expenses, individually immaterial, including selling administrative expense, insurance expense, and audit and accounting expense increased as a dollar amount from the prior year’s comparable period, while expenses attributable to a potential merger in the prior year’s comparable period decreased as a dollar amount.

Engineering and Product Development. Engineering and product development expenses were $64,963 for the three-month period ended June 30, 2023, compared to $89,262 for the comparable quarter of the prior year.

Interest Expense. Our interest expense was $50,496 for the quarter ended June 30, 2023, compared to interest expense of $55,496 for the quarter ended June 30, 2022.  Interest expense is dependent upon the total amounts borrowed from the Factor and interest rates during the period as compared to the corresponding period of the prior year.

Net Income (Loss). We reported net income of $165,130 for the quarter ended June 30, 2023, compared to a net loss of $106,138 for the corresponding quarter of the prior fiscal year, a $271,268 (255.6%) increase in net income.  The primary reason for the increase in the net income is that supply chain disruptions have been minimized by fulfilling orders from existing inventory during the three months ended June 30, 2023, resulting in higher sales.

Operating activities provided cash of $178,366 for the three months ended June 30, 2023.  This was primarily due to a decrease in inventories, prepaid expenses and other of $1,070,043, and net income of $165,130, and offset by an increase in accounts receivable and amount due from factor of $1,005,999, and a decrease in accounts payable and accrued expenses of $54,123. Operating activities used cash of $562,395 for the three months ended June 30, 2022.  This was primarily due to a increase in inventories, prepaid expenses and other of $574,655, and a decrease in accounts payable and accrued expenses of $318,965, a net loss of $106,138, and offset by a decrease in accounts receivable and due from factor of $432,250.

There were no investing activities for the three months ended June 30, 2023, or 2022.

Financing activities used cash of $89,051 during the three months ended June 30, 2023, which is comprised of advances net of borrowings from the factor. Financing activities provided cash of $379,541 during the three months ended June 30, 2022, which is comprised of borrowings net of advances from the factor of $679,541, and repayment of a note payable to Eyston Company Ltd. of $300,000 for the three months ended June 30, 2022.

Liquidity and Capital Resources

The Company believes its balances of cash, funds available to borrow under the terms of its factoring agreement, and cash generated by ongoing operations will be sufficient to satisfy its cash requirements over the next twelve months and beyond. The Company’s contractual cash requirements have not changed materially since it filed its Form 10-K for the period ended March 31, 2023.

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

A material weakness arose in the management review controls over classification of and disclosure of amounts within the financial statements.  The Company plans to remediate the material weakness by clarification of the classification of amounts and inclusion of the required disclosures.

A material weakness in the management review controls over the classification of and accounting for income taxes.  The Company plans to remediate the material weakness by clarification of the classification of amounts and inclusion of the required disclosures.

Changes in Internal Control over Financial Reporting

There have been no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2023.

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
10.1

2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)

10.2

Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)

10.3

Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)

10.4

Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)

10.5

Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747) ), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747), by addendum dated July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017, File No. 1-31747), and by addendum dated July 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2018, File No. 1-31747), by addendum dated July 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2019, file No. 1-31747), by addendum dated July 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2020, file No. 1-31747). by addendum dated July 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2021, file No. 1-31747), by addendum dated July 22, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2022, file No. 1-31747), and by addendum dated June 12, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2023, file No. 1-31747).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated August 18, 2023*
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and March 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2023 and 2022, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended June 30, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: August 21, 2023	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer