Form 10-Q
period 2023-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2023-11-20
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	UUU	NYSE MKT LLC

At November 20, 2023, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	(unaudited)	(audited)
	September 30, 2023	March 31, 2023
CURRENT ASSETS
Cash	$254,818	$151,502

Accounts receivable:
Trade, less provision for credit losses of $157,012	821,996	414,689
Other receivables	301,838	305,889
	1,123,834	720,578

Amount due from factor	2,006,624	2,944,370
Inventories – finished goods	4,968,433	4,063,632
Prepaid expenses	365,630	165,378

TOTAL CURRENT ASSETS	8,719,339	8,045,460

INTANGIBLE ASSETS - NET	33,537	35,773
PROPERTY AND EQUIPMENT – NET	242,506	318,641

TOTAL ASSETS	$8,995,382	$8,399,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$912,147	$1,459,350
Short-term portion of operating lease liability	154,969	151,230
Accounts payable - trade	1,990,116	293,465
Accounts payable – Eyston Company Ltd.	—	655,000
Accrued liabilities:
Accrued payroll and employee benefits	120,537	125,415
Accrued commissions and other	387,026	184,525

TOTAL CURRENT LIABILITIES	3,564,795	2,868,985

LONG-TERM PORTION OF OPERATING LEASE LIABILITY	93,065	172,072

TOTAL LONG-TERM LIABILITIES	93,065	172,072

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at September 30, 2023 and March 31, 2023	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(7,571,448)	(7,550,153)

TOTAL SHAREHOLDERS’ EQUITY	5,337,522	5,358,817
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,995,382	$8,399,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2023	2022

Net sales	$3,717,455	$5,857,141

Cost of goods sold	2,409,277	4,295,526

GROSS PROFIT	1,308,178	1,561,615

Selling, general and administrative expense	1,334,351	1,189,243
Engineering and product development expense	131,415	103,245

Operating (loss) income	(157,588)	269,127

Other expense:
Interest expense	33,509	68,525

Net (loss) income before taxes	(191,097)	200,602

Provision for income tax benefit	4,672	—

NET (LOSS) INCOME	$(186,425)	$200,602

(Loss) Earnings per share:
Basic and diluted	$(0.08)	$0.09

Shares used in computing (loss) earnings per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended September 30,
	2023	2022

Net sales	$10,416,226	$10,492,445

Cost of goods sold	7,399,848	7,509,607

GROSS PROFIT	3,016,378	2,982,838

Selling, general and administrative expense	2,757,290	2,571,846
Engineering and product development expense	196,378	192,507

Operating income	62,710	218,485

Other expense:

Interest expense	84,005	124,021

NET (LOSS) INCOME	$(21,295)	$94,464

(Loss) Earnings per share:
Basic and diluted	$(0.01)	$0.04

Shares used in computing (loss) earnings per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2023	2,312,887	$23,129	$12,885,841	$(7,550,153)	$5,358,817

Net income				165,130	165,130

Balance at June 30, 2023	2,312,887	$23,129	$12,885,841	$(7,385,023)	$5,523,947

Net loss				(186,425)	(186,425)

Balance at September 30, 2023	2,312,887	$23,129	$12,885,841	$(7,571,448)	$5,337,522

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

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2023	2022

OPERATING ACTIVITIES:
Net (Loss) Income	$(21,295)	$94,464
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,102	10,063

Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable and amount due from factor	534,490	(1,276,912)
(Increase) Decrease in inventories, prepaid expenses	(1,105,053)	970,998
Increase (Decrease) in accounts payable and accrued expenses	1,239,275	(177,454)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	650,519	(378,841)

FINANCING ACTIVITIES:
Net (repayment) borrowing - Line of Credit – Factor	(547,203)	718,984
Repayment of Note Payable – Eyston Company Ltd	—	(600,000)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(547,203)	118,984

NET INCREASE (DECREASE) IN CASH	103,316	(259,857)

Cash at beginning of period	151,502	438,735

CASH AT END OF PERIOD	$254,818	$178,878

SUPPLEMENTAL INFORMATION:
Interest paid	$84,005	$124,021

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

The Agreement has been extended and now expires on January 6, 2024. and provides for continuation of the program for successive two-year periods until terminated by one of the parties to the Agreement. As of September 30, 2023, the Company had borrowings under the Agreement of approximately $912,000. As of September 30, 2023, and 2022 the Company had the availability to borrow approximately $899,000, and $135,000, respectively, under the Agreement. Advances on factored trade accounts receivable are secured by the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 10.50% on September 30, 2023). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Revenue Recognition

The Company’s primary source of revenue is the sale of safety and security products based upon purchase orders or contracts with customers. Revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the product is shipped or delivered to the customer. Customers may not return, exchange, or refuse acceptance of goods without our approval. Generally, the Company does not grant extended payment terms. Shipping and handling costs associated with outbound freight, after control over a product has transferred to a customer, are accounted for as a cost to complete the sale, and are recorded in selling, general, and administrative expense. Remaining performance obligations represent the transaction price of firm orders for satisfied or partially satisfied performance obligations on contracts with an original expected duration of one year or more. The Company’s contracts are predominantly short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC Topic 606 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

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

Disaggregation of Revenue

The Company presents below revenue associated with sales of products acquired from Eyston Company Ltd. (Eyston) separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the three and six months ended September 30, 2023, and 2022 are as follows:

	Three months ended		Six months ended
	Sept. 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022
Sales of products acquired from Eyston	$2,931,316	$5,232,538	$8,795,179	$8,737,887
Sales of GFCI’s and ventilation fans	786,139	624,603	1,621,047	1,754,558
	$3,717,455	$5,857,141	$10,416,226	$10,492,445

Concentrations

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company acquires all of the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. In addition, the Company had three customers in the six-month period ended September 30, 2023, that represented 18.1%, 16.9%, and 10.6% of the Company’s net sales, and two customers in the three-month period ended September 30, 2023, that represented 15.6% and 14.9% of the Company’s net sales, respectively.

The Company had two customers in the three and six-month periods ended September 30, 2022, that represented 16.0% and 10.2%, and 10.9% and 10.4% of the Company’s net sales, respectively.

Related Party Transactions

During the three and six-month periods ended September 30, 2023, inventory purchases and other company expenses of approximately $376,000 and $701,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. During the three and six-month periods ended September 30, 2022, inventory purchases and other company expenses of approximately $353,000 and $990,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives mileage benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the six-month period ended September 30, 2023, and 2022 amounted to $167,435 and $217,066, respectively. The amount due to Mr. Grossblatt at September 30, 2023 amounted to approximately $167,000.

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

Based on the nature of the factoring agreement and prior experience, no provision for credit losses related to Amounts Due from Factor has been provided. At September 30, 2023 and March 31, 2023. a provision for credit losses of approximately $157,000 has been provided for uncollectible trade accounts receivable.

(Loss) Earnings per Common Share

Basic (loss) earnings per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted (loss) earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three and six months ended September 30, 2023, or 2022. As a result, basic and diluted weighted average common shares outstanding are identical for the three and six months ended September 30, 2023, and 2022.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term and amounted to approximately $485,000 at the date of adoption and increased by approximately $468,000 effective with the lease amendment and extension dated March 2022. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of September 30, 2023, the Company had right-of-use assets of $233,645 and lease liabilities of $248,034 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the consolidated balance sheet. As of September 30, 2023, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases is one year, seven months and 5.5%, respectively. During the six-month period ended September 30, 2023, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $77,945, which is included as an operating cash outflow within the condensed consolidated statements of cash flows. During the six-month period ended September 30, 2023, the operating lease costs related to the Company’s operating leases was $75,268 which is included in operating costs and expenses in the consolidated statements of operations.

The future minimum payments under operating leases are as follows for the fiscal periods ended March 31:

2024	$77,945
2025	160,567
2026	13,381
Total operating lease payments	$251,893
Less: amounts representing interest	(3,859)
Present value of net operating lease payments	$248,034
Less: current portion	154,969
Long-term portion of operating lease obligations	$93,065

Recently Adopted Accounting Standards

Changes to US-GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s. Management adopted ASU 2016-13 related to credit losses effective April 1, 2023. Management determined that adoption of the guidance of the ASU did not have a material impact on the consolidated financial statements on the date of adoption or for the six-month period ended September 30, 2023.

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

OVERVIEW

We are in the business of marketing and distributing safety and security products. Our financial statements detail our sales and other operational results for the three and six-month periods ended September 30, 2023, and 2022.

The Company has developed products based on new smoke and gas detection technologies, with what the Company believes are improved sensing technology and product features. Most of our new technologies and features have been trademarked under the trade name IoPhic.

Changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact the cost of our products. All of our products are imported from the Peoples Republic of China (PRC). To date, only certain of our products such as Carbon Monoxide and Photoelectric alarms, and certain wiring devices, have been subjected to tariffs of 25%. We are monitoring these developments and will determine our strategies as additional information becomes available. Any increase in tariffs that is not offset by an increase in our sales prices could have an adverse effect on our business, financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 and 2022

Sales. Net sales for the three months ended September 30, 2023, were $3,717,455 compared to $5,857,141 for the comparable three months in the prior year, a decrease of $2,139,686 (36.5)%. Sales decreased principally due to the timing of orders and delays in both manufacturing, due to supply chain disruptions, and to delays in shipping and handling of containers at California ports of entry. While delays in manufacturing and shipping have improved somewhat over the past fiscal year, we continue to experience significant delays in receiving inventory for sale.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 35.2% and 26.7% of sales for the quarters ended September 30, 2023, and 2022, respectively. Gross margins for the three-month period ended September 30, 2023, increased due to variations in the mix of products sold and to continued increases in the cost of certain electronic components. Gross margins were negatively impacted in the period ended September 30, 2022, principally due to increases in the cost of certain electronic components.

Expenses. Selling, general and administrative expenses were $1,334,351 for the three months ended September 30, 2023, compared to $1,189,243 for the comparable three months in the prior year. As a percentage of net sales, these expenses increased to 35.9% for the three-month period ended September 30, 2023, from 20.3% for the 2022 period. These expenses increased as a percentage of net sales principally since selling, general, and administrative expenses do not decrease in direct proportion to a decrease in sales. In addition, during the three months ended September 30, 2023, the Company recorded additional product liability insurance costs as a result of increased sales exposure in the prior fiscal year, while the prior year period included a reduction in salaries expense of approximately $181,000 resulting from recording an employee retention credit under the CARES Act.

Engineering and product development expenses were $131,415 for the three-month period ended September 30, 2023, and $103,245 for the comparable quarter of the prior year, a $28,170 (27.3%) increase. These expenses increased primarily due to additional product development costs.

Interest Expense. Our interest expense was $33,509 for the quarter ended September 30, 2023, compared to interest expense of $68,525 for the quarter ended September 30, 2022. Interest expense is dependent upon the total amounts borrowed from the Factor and changes in interest rates during the period as compared to the corresponding period of the prior year.

Net (Loss) Income. In addition to the differences between the 2023 and 2022 periods discussed above, the Company’s net income for the quarter ended September 30, 2022, included a reduction in salaries expense resulting from recoding an employee retention credit under the CARES Act. For all of the above reasons, we reported a net loss of $186,425 for the quarter ended September 30, 2023, compared to a net income of $200,602 for the corresponding quarter of the prior fiscal year, a $387,027 (192.9%) decrease in net income.

Six Months Ended September 30, 2023 and 2022

Sales. Net sales for the six months ended September 30, 2023, were $10,416,226 compared to $10,492,445 for the comparable six months in the prior period, a decrease of $76,219 (0.7)%. Sales decreased principally due to the timing of orders and delays in both manufacturing, due to supply chain disruptions, and to delays in shipping and handling of containers at California ports of entry. While delays in manufacturing and shipping have improved somewhat over the past fiscal year, we continue to experience significant delays in receiving inventory for sale.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 29.0% for the period ended September 30, 2023, and 28.4% for the period ended September 30, 2022. Gross margins are impacted by variations in the mix of products sold and due to continued increases in the cost of certain electronic components.

Expenses. Selling, general and administrative expenses were $2,757,290 for the six months ended September 30, 2023, compared to $2,571,846 for the comparable six months in the prior year. As a percentage of sales, these expenses were 26.5% for the six-month period ended September 30, 2023, and 24.5% for the comparable 2022 period. As a dollar amount these expenses increased by $185,444 principally as a result of recording additional product liability insurance costs due to increased sales exposure in the prior fiscal year.

Engineering and product development expenses were comparable at $196,378 for the six months ended September 30, 2023, to $192,507 for the comparable period of the prior year.

Interest Expense. Our interest expense was $84,005 for the six months ended September 30, 2023, compared to interest expense of $124,021 for the six months ended September 30, 2022. Interest expense is dependent upon the total amounts borrowed from the Factor and changes in interest rates during the period as compared to the corresponding period of the prior year.

Net (Loss) Income. In addition to the differences between the 2023 and 2022 periods discussed above, the Company’s net income for the quarter ended September 30, 2022, included a reduction in salaries expense resulting from recoding an employee retention credit under the CARES Act. For all of the above reasons, we reported a net loss of $21,295 for the six months ended September 30, 2023, compared to a net income of $94,464 for the corresponding period of the prior fiscal year, a decrease in net income of $115,759 (122.5%).

Operating activities provided cash of $650,519 for the six months ended September 30, 2023. This was primarily due to a decrease in accounts receivable and amount due from factor of $534,490, and an increase in accounts payable and accrued expenses and of $1,239,275, and partially offset by an increase in inventories, prepaid expenses of $1,105,053 and a net loss of $21,295. Operating activities used cash of $378,841 for the six months ended September 30, 2022. This was primarily due to an increase in accounts receivable and amount due from factor of $1,276,912 and a decrease in accounts payable and accrued expenses of $177,454 offset by a decrease in inventories and prepaid expenses of $970,998, and net income of $94,464.

There were no investing activities for the six months ended September 30, 2023, or 2022.

Financing activities used cash of $547,203 during the six months ended September 30, 2023, which is comprised of repayments net of borrowings from the factor. Financing activities provided cash of $118,984 during the six months ended September 30, 2022, which is comprised of borrowings net of repayments from the factor of $718,984, and repayment of a note payable to Eyston Company Ltd. of $600,000 for the six months ended September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2023.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 5.	OTHER INFORMATION

As previously announced, while the Company continues to generate sufficient capital to satisfy the ongoing cash requirements for its current operations, management believes that access to additional funding or other resources, or identifying the right strategic business combination, would allow the Company to drive long term value for its shareholders while taking advantage of sales growth opportunities that the Company seeks to execute. Management believes that it would be advantageous to the Company and its shareholders to explore strategic alternatives as the Company pursues additional sources of capital. There is no deadline or definitive timetable set for completion of the strategic alternatives process, and there can be no assurance any proposal will be made or accepted, any agreement will be executed, or any transaction will be consummated.

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
10.1

2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)

10.2

Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)

10.3

Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)

10.4

Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)

10.5

Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747) ), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747), by addendum dated July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July

20, 2017, File No. 1-31747), and by addendum dated July 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2018, File No. 1-31747), by addendum dated July 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2019, file No. 1-31747), by addendum dated July 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2020, file No. 1-31747). by addendum dated July 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2021, file No. 1-31747), by addendum dated July 22, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2022, file No. 1-31747). and by addendum dated June 12, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2023, file No. 1-31747).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated November 20, 2023*
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and March 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2023 and 2022, (v) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended September 30, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements*

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: November 20, 2023	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer