Form 10-Q
period 2023-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2024-02-20
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	UUU	NYSE MKT LLC

At February 20, 2024, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	(unaudited)	(audited)
	December 31, 2023	March 31, 2023
CURRENT ASSETS
Cash	$39,178	$151,502

Accounts receivable:
Trade, less provision for credit losses of $157,012	646,920	414,689
Other receivables	5,000	305,889
	651,920	720,578

Amount due from factor	2,701,207	2,944,370
Inventories – finished goods	4,880,508	4,063,632
Prepaid expenses	399,318	165,378

TOTAL CURRENT ASSETS	8,672,131	8,045,460

INTANGIBLE ASSETS - NET	32,419	35,773
PROPERTY AND EQUIPMENT – NET	199,404	318,641

TOTAL ASSETS	$8,903,954	$8,399,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$1,121,064	$1,459,350
Short-term portion of operating lease liability	156,851	151,230
Accounts payable - trade	1,361,366	293,465
Accounts payable – Eyston Company Ltd.	517,624	655,000
Accrued liabilities:
Accrued payroll and employee benefits	155,124	125,415
Accrued commissions and other	98,938	184,525

TOTAL CURRENT LIABILITIES	3,410,967	2,868,985

LONG-TERM PORTION OF OPERATING LEASE LIABILITY	53,289	172,072

TOTAL LONG-TERM LIABILITIES	53,289	172,072

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at December 31, 2023 and March 31, 2023	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(7,469,272)	(7,550,153)

TOTAL SHAREHOLDERS’ EQUITY	5,439,698	5,358,817
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,903,954	$8,399,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended December 31,
	2023	2022

Net sales	$4,654,978	$5,758,661

Cost of goods sold	3,153,071	4,060,422

GROSS PROFIT	1,501,907	1,698,239

Selling, general and administrative expense	1,310,872	1,178,502

Engineering and product development expense	77,295	101,670

Operating income	113,740	418,067

Other income (expense):
Interest income	24,746	—
Interest expense	(36,310)	(76,755)

NET INCOME	$102,176	$341,312

Earnings per share:
Basic and diluted	$0.04	$0.15

Shares used in computing earnings per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended December 31,
	2023	2022

Net sales	$15,071,204	$16,251,106

Cost of goods sold	10,552,919	11,570,029

GROSS PROFIT	4,518,285	4,681,077

Selling, general and administrative expense	4,068,162	3,750,348
Engineering and product development expense	273,673	294,177

Operating income	176,450	636,552

Other income (expense):
Interest income	24,746	—
Interest expense	(120,315)	(200,776)

NET INCOME	$80,881	$435,776

Earnings per share:
Basic and diluted	$0.03	$0.19

Shares used in computing earnings per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2023

(Unaudited)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2023	2,312,887	$23,129	$12,885,841	$(7,550,153)	$5,358,817

Net income				165,130	165,130

Balance at June 30, 2023	2,312,887	$23,129	$12,885,841	$(7,385,023)	$5,523,947

Net loss				(186,425)	(186,425)

Balance at September 30, 2023	2,312,887	$23,129	$12,885,841	$(7,571,448)	$5,337,522

Net income				102,176	102,176

Balance at December 31, 2023	2,312,887	$23,129	$12,885,841	$(7,469,272)	$5,439,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC., AND SUBSIDIARIES

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

UNIVERSAL SECURITY INSTRUMENTS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2023	2022

OPERATING ACTIVITIES:
Net Income	$80,881	$435,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,426	14,846

Changes in operating assets and liabilities:
Decrease in accounts receivable and amount due from factor	311,821	98,698
(Increase) Decrease in inventories, prepaid expenses	(1,050,814)	1,719,546
Increase (Decrease) in accounts payable and accrued expenses	874,648	(1,921,596)

NET CASH PROVIDED BY OPERATING ACTIVITIES	225,962	347,270

FINANCING ACTIVITIES:
Net (repayment) borrowing - Line of Credit – Factor	(338,286)	314,150
Repayment of Note Payable – Eyston Company Ltd	—	(900,000)

NET CASH USED IN FINANCING ACTIVITIES	(338,286)	(585,850)

NET DECREASE IN CASH	(112,324)	(238,580)

Cash at beginning of period	151,502	438,735

CASH AT END OF PERIOD	$39,178	$200,155

SUPPLEMENTAL INFORMATION:
Interest paid	$120,315	$200,776

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

The Agreement has been extended and now expires on January 6, 2026. and provides for continuation of the program for successive two-year periods until terminated by one of the parties to the Agreement. As of December 31, 2023, the Company had borrowings under the Agreement of approximately $1,121,000. As of December 31, 2023, and 2022 the Company had the availability to borrow approximately $355,000, and $0, respectively, under the Agreement. Advances on factored trade accounts receivable are secured by the Company’s trade accounts receivable and inventories, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (Effective rate 10.50% on December 31, 2023). Advances under the factoring agreement are made at the sole discretion of Merchant, based on their assessment of the receivables, inventory and our financial condition at the time of each request for an advance.

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

Disaggregation of Revenue

The Company presents below revenue associated with sales of products acquired from Eyston Company Ltd. (Eyston) separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the three and nine months ended December 31, 2023, and 2022 are as follows:

	Three months ended		Nine months ended
	Dec. 31, 2023	Dec. 31, 2022	Dec. 31, 2023	Dec. 31, 2022
Sales of products acquired from Eyston	$4,066,699	$4,770,373	$12,861,878	$13,508,260
Sales of GFCI’s and ventilation fans	588,279	988,288	2,209,326	2,742,846
	$4,654,978	$5,758,661	$15,071,204	$16,251,106

Concentrations

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company acquires all of the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. The Company had three customers in the nine-month period ended December 31, 2023, that represented 15.7%, 15.0%, and 13.0% of the Company’s net sales. These three customers represented 10.1%, 10.7%, and 18.6% of the Company’s net sales, respectively in the three-month period ended December 31, 2023.

The Company had one customer in the three and nine-month periods ended December 31, 2022, that represented 30.5% and 17.8% of the Company’s net sales.

Related Party Transactions

During the three and nine-month periods ended December 31, 2023, inventory purchases and other company expenses of approximately $421,000 and $1,121,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. During the three and nine-month periods ended December 31, 2022, inventory purchases and other company expenses of approximately $523,000 and $1,513,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives mileage benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the nine-month period ended December 31, 2023, and 2022 amounted to $167,435 and $217,066, respectively. The amount due to Mr. Grossblatt at December 31, 2023 amounted to approximately $63,000.

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

Based on the nature of the factoring agreement and prior experience, no provision for credit losses related to Amounts Due from Factor has been provided. At December 31, 2023 and March 31, 2023 a provision for credit losses of approximately $157,000 has been provided for uncollectible trade accounts receivable.

Earnings per Common Share

Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three and nine months ended December 31, 2023, or 2022. As a result, basic and diluted weighted average common shares outstanding are identical for the three and nine months ended December 31, 2023, and 2022.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term and amounted to approximately $485,000 at the date of adoption and increased by approximately $468,000 effective with the lease amendment and extension dated March 2022. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of December 31, 2023, the Company had right-of-use assets of $194,704 and lease liabilities of $210,140 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the consolidated balance sheet. As of December 31, 2023, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases is one year, four months and 5.5%, respectively. During the nine-month period ended December 31, 2023, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $116,918, which is included as an operating cash outflow within the condensed consolidated statements of cash flows. During the nine-month period ended December 31, 2023, the operating lease costs related to the Company’s operating leases was $116,918 which is included in operating costs and expenses in the consolidated statements of income.

The future minimum payments under operating leases are as follows for the fiscal periods ended March 31:

2024	$38,943
2025	160,567
2026	13,381
Total operating lease payments	$212,891
Less: amounts representing interest	(2,751)
Present value of net operating lease payments	$210,140
Less: current portion	156,851
Long-term portion of operating lease obligations	$53,289

Recently Adopted Accounting Standards

Changes to US-GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s. Management adopted ASU 2016-02 related to credit losses effective April 1, 2023. Management determined that adoption of the guidance of the ASU did not have a material impact on the consolidated financial statements on the date of adoption or for the nine-month period ended December 31, 2023.

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

OVERVIEW

We are in the business of marketing and distributing safety and security products. Our financial statements detail our sales and other operational results for the three and nine-month periods ended December 31, 2023, and 2022.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2023 and 2022

Sales. Net sales for the three months ended December 31, 2023, were $4,654,978 compared to $5,758,661 for the comparable three months in the prior year, a decrease of $1,103,683 (19.2%). Sales decreased principally due to the timing of orders and delays in both manufacturing, due to supply chain disruptions, and to delays in shipping and handling of containers at California ports of entry. While delays in manufacturing and shipping have improved somewhat over the past fiscal year, we continue to experience significant delays in receiving inventory for sale.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 32.3% and 29.5% of sales for the quarters ended December 31, 2023, and 2022, respectively. Gross margins for the three-month period ended December 31, 2023, increased principally due to variations in the mix of products sold.

Expenses. Selling, general and administrative expenses were $1,310,872 for the three months ended December 31, 2023, compared to $1,178,502 for the comparable three months in the prior year. As a percentage of net sales, these expenses increased to 28.2% for the three-month period ended December 31, 2023, from 20.5% for the 2022 period. These expenses increased as a percentage of net sales principally since net sales were lower while selling, general, and administrative expenses do not decrease in direct proportion to a decrease in sales.

Engineering and product development expenses were $77,295 for the three-month period ended December 31, 2023, and $101,670 for the comparable quarter of the prior year, a $24,375 (24.0%) decrease. These expenses decreased primarily due to a reduction in product development costs.

Interest Income (Expense). Interest income of $24,746 was recorded in the three months ended December 31, 2023 on refunded customs charges. Our interest expense was $36,310 for the quarter ended December 31, 2023, compared to interest expense of $76,755 for the quarter ended December 31, 2022. Interest expense is dependent upon the total amounts borrowed from the Factor and changes in interest rates during the period as compared to the corresponding period of the prior year.

Net Income. We reported net income of $102,176 for the quarter ended December 31, 2023, compared to a net income of $341,312 for the corresponding quarter of the prior fiscal year, a $239,136 (70.1%) decrease in net income.

Nine Months Ended December 31, 2023 and 2022

Sales. Net sales for the nine months ended December 31, 2023, were $15,071,204 compared to $16,251,106 for the comparable nine months in the prior period, a decrease of $1,179,902 (7.3%). Sales decreased principally due to the timing of orders and delays in both manufacturing, due to supply chain disruptions, and to delays in shipping and handling of containers at California ports of entry. While delays in manufacturing and shipping have improved somewhat over the past fiscal year, we continue to experience significant delays in receiving inventory for sale.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 30.0% for the period ended December 31, 2023, and 28.8% for the period ended December 31, 2022. Gross margins were impacted principally during the nine month period ended December 31, 2023, by variations in the mix of products sold.

Expenses. Selling, general and administrative expenses were $4,068,162 for the nine months ended December 31, 2023, compared to $3,750,348 for the comparable nine months in the prior year. As a percentage of sales, these expenses were 27.0% for the nine-month period ended December 31, 2023, and 23.1% for the comparable 2022 period. As previously referred to above, these expenses increased principally as a result of recording additional product liability insurance costs due to increased sales exposure in the prior fiscal year and due to increased expenditures for selling administrative costs.

Engineering and product development expenses were comparable at $273,673 for the nine months ended December 31, 2023, to $294,177 for the comparable period of the prior year.

Interest Income (Expense). Interest income of $24,746 was recorded on refunded customs charges for the nine-month period ended December 31, 2023. Our interest expense was $120,315 for the nine months ended December 31, 2023, compared to interest expense of $200,776 for the nine months ended December 31, 2022. Interest expense is dependent upon the total amounts borrowed from the Factor and changes in interest rates during the period as compared to the corresponding period of the prior year.

Net Income. We reported net income of $80,881 for the nine months ended December 31, 2023, compared to a net income of $435,776 for the corresponding period of the prior fiscal year, a decrease in net income of $354,895 (81.4%).

Operating activities provided cash of $225,962 for the nine months ended December 31, 2023. This was primarily due to a decrease in accounts receivable and amount due from factor of $311,821, and an increase in accounts payable and accrued expenses of $874,648, and partially offset by an increase in inventories, prepaid expenses of $1,050,814 and net income of $80,881. Operating activities provided cash of $347,270 for the nine months ended December 31, 2022. This was primarily due to net income of $435,776, a decrease in inventories and prepaid expenses of $1,719,546, and a decrease in accounts receivable and amount due from factor of $98,698. This was partially offset by a decrease in accounts payable and accrued expenses of $1,921,596.

There were no investing activities for the nine months ended December 31, 2023, or 2022.

Financing activities used cash of $338,286 during the nine months ended December 31, 2023, which is comprised of repayments net of borrowings from the factor. Financing activities used cash of $585,850 during the nine months ended December 31, 2022, from net borrowing in excess of repayments from the factor of $314,150, offset by repayments of the note payable to Eyston Company, Ltd. of $900,000.

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

Changes in Internal Control over Financial Reporting

There have been no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2023.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated February 20, 2024
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2023 and March 31, 2023, (ii) Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2023 and 2022, (v) Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended December 31, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: February 20, 2024	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer