Form 10-K
period 2024-03-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2024-07-12
CIK 102109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2024 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-31747

UNIVERSAL SECURITY INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	52-0898545
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

11407 Cronhill Drive, Suite A, Owings Mills, Maryland	21117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(410) 363-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	UUU	NYSE MKT LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the New York Stock Exchange (NYSE MKT LLC) on September 30, 2023, was $4,956,199.

The number of shares of common stock outstanding as of July 12, 2024, was 2,312,887.

UNIVERSAL SECURITY INSTRUMENTS, INC.

2024 ANNUAL REPORT ON FORM 10-K

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

Our sales for the year ended March 31, 2024, were $19,902,673 compared to $22,178,873 for the year ended March 31, 2023. We reported a net loss of $395,790 in fiscal 2024 compared to net income of $720,411 in fiscal 2023, a decrease in net earnings of $1,116,201. The net loss for the fiscal year ended March 31, 2024, is attributed to a decrease in sales to retail customers, and increased selling, general, and administrative expense, principally increased insurance, professional fees, salaries, and allowances for credit losses.

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

Our wholly owned subsidiary, USI Electric, Inc., focuses its sales and marketing efforts to maximize safety product sales, especially smoke alarms and carbon monoxide alarms manufactured by Eyston, to the electrical distribution trade.

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

A significant portion of our sales are made by approximately 40 independent sales organizations, compensated by commission, which represents approximately 100 sales representatives, some of which have warehouses where USI Electric products are maintained for sale. In addition, the Company has established a national distribution system with eight regional stocking warehouses throughout the United States which generally enables customers to receive their orders the next day without paying for overnight freight charges. Our agreements with these sales organizations are generally cancelable by either party upon 30 days notice. We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business. Sales are also made directly by the officers and full-time employees of the Company and our USI Electric subsidiary, some of whom have other responsibilities for the Company. Sales outside the United States are made by our officers and through exporters and amounted to less than five percent of total net sales in fiscal years 2024 and 2023.

We also market our products through our website and through our own sales catalogs and brochures, which are mailed directly to customers. Our customers, in turn, may advertise our products in their own catalogs and brochures and in their ads in newspapers and other media. We also exhibit and sell our products at various trade shows, including the annual National Hardware Show.

Our backlog of orders as of March 31, 2024, was approximately $ 5,314,000. Our backlog as of March 31, 2023, was approximately $2,382,000. The increase in backlog is primarily due to pending orders to a large retailer and to delays in receiving products from the factory for shipment to customers due to delays experienced in obtaining certain electronic components and delays in ocean freight shipments.

Suppliers

The majority of our products are manufactured for us by Eyston and amounted to approximately 84.3% and 88.5% of our purchases for the fiscal years ended March 31, 2024, and 2023, respectively. Certain other private label products are also manufactured for us by foreign suppliers. We believe that our relationships with our suppliers are good. The loss of any of our other suppliers would have a short-term adverse effect on our operations, but replacement sources for these suppliers could be developed.

Competition

In fiscal years 2024 and 2023, sales of safety products accounted for substantially all of our total sales. In the sale of smoke alarms and carbon monoxide alarms, we compete in all of our markets with First Alert and Walter Kidde Portable Equipment, Inc. These companies have greater financial resources and financial strength than we have. However, we believe that our safety products compete favorably in the market primarily on the basis of styling, features, and pricing.

The safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Employees

As of March 31, 2024, we had eleven employees, seven of whom are engaged in administration and sales, and the balance of whom are engaged in product development. Our employees are not unionized, and we believe that our relations with our employees are satisfactory.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY.

Our business is not dependent on the internet. Accordingly, we believe that the Company has minimal risks related to cybersecurity. Developing a program to identify, detect, prevent and remediate potential cybersecurity vulnerabilities, including those arising from third-party hackers, hardware or software, is extremely costly and time consuming. Management believes that the minimal risk does not justify the significant expense needed to develop a program which will identify, detect, prevent or remediate cybersecurity risks.

During the year ended March 31, 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

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

Market for Common Stock

Our common stock, $.01 par value (the “Common Stock”) trades on the NYSE MKT LLC exchange, under the symbol UUU. As of March 31, 2024, there were 121 record holders of the Common Stock. The closing price for the Common Stock on that date was $1.59. We have not paid any cash dividends on our common stock, and it is our present intention to retain all cash flow for use in future operations.

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

General

We are in the business of marketing and distributing safety and security products which are primarily manufactured in the Peoples Republic of China (PRC). Our consolidated financial statements detail our sales and other operational results. Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2024, and 2023 relate to the operational results of the Company and its consolidated subsidiaries.

Our overall sales are primarily dependent upon the strength of the U.S. housing market. As stated elsewhere in this report, our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies); conditions that impact new home construction and new home sales directly impacts sales by our USI Electric subsidiary. Our operating results for the fiscal years ended March 31, 2024, and 2023 continue to be dependent upon the economic conditions of the U.S. housing market.

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

Comparison of Results of Operations for the Years Ended March 31, 2024 and 2023

Sales. In fiscal year 2024, our net sales were $19,902,673 compared to sales in the prior year of $22,178,873, a decrease of $2,276,200 (10.3%). The decrease in sales was primarily due to decreased sales to existing retail customers as a result of delays in obtaining certain electronic components used in manufacturing our products and due to delays in ocean freight shipments.

Gross Profit. Gross profit percentage is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit percentage for the fiscal year ended March 31, 2024, was 29.2% compared to 28.6% in fiscal 2023. The increase in 2024 gross margin is attributed to variations in the mix of products sold as certain products are subject to tariff charges that directly impact gross margin.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $5,645,584 in fiscal 2024 from $4,974,453 in fiscal 2023. As a percentage of net sales, these expenses were 28.4% for the fiscal year ended March 31, 2024, and 22.4% for the fiscal year ended March 31, 2023. These expenses increased as a percentage of net sales as they do not change in direct proportion to a change in sales. These expenses increased as a dollar amount due primarily to increases in the provision for credit losses, salaries as the prior fiscal year reflected an employee retention credit, and due to increased freight costs, insurance, and professional fees.

Engineering and Product Development. Engineering and product development expense for the fiscal year ended March 31, 2024, was $427,234. Engineering and product development expense for the fiscal year ended March 31, 2023, was $402,692. The increase in overall engineering and product development expense for the 2024 period compared to the 2023 period was due to independent testing of products.

Net Interest Expense and Interest Income. For the fiscal years ended March 31, 2024, and 2023, the Company incurred net interest expense of $155,731 and $237,686, respectively, related to borrowing costs associated with interest paid on amounts borrowed from our factor. The decrease in interest expense resulted primarily from decreased borrowing from our factor during the fiscal year ended March 31, 2024.

For the fiscal year ended March 31, 2024 the Company received interest income of $24,746 related to refunds of customs payments made in the prior fiscal year.

Income Taxes. For the fiscal years ended March 31, 2024, and 2023 our statutory Federal tax rate was 21.0%. The Company has accumulated net operating losses and other income tax credits for which a full valuation allowance has been established. Accordingly, income taxes or deferred income tax benefits indicated by the provision for income taxes as shown on the Consolidated Statements of Operations for the fiscal years ended March 31, 2024, and 2023 varies from the expected statutory rate. Footnote E to the financial statements provides a reconciliation of the amount of tax that would be expected at statutory rates and the amount of tax expense or benefit provided at the effective rate of tax for each fiscal period.

Net (Loss) Income. We reported a net loss of $395,790 for the fiscal year 2024, compared to net income of $720,411 for fiscal 2023, a decrease of $1,116,201 (154.9%) in net income. The net loss for the fiscal year ended March 31, 2024, is attributed to decreased sales resulting from manufacturing delays caused by shortages of critical components and to delays experienced in ocean freight shipments, to increases in salaries as the prior fiscal year reflected an employee retention credit, an increase in the provision for credit losses, and due to increased freight costs, insurance, and professional fees.

Financial Condition, Liquidity and Capital Resources

The Company reported a net loss of $395,790, and net income of $720,411 for the years ended March 31, 2024, and 2023, respectively. As of March 31, 2024, working capital (computed as the excess of current assets over current liabilities) decreased by $391,075 from $5,176,475 on March 31, 2023, to $4,785,400 on March 31, 2024.

Our operating activities provided cash of $604,076 for the year ended March 31, 2024. Operating activities provided cash principally by decreasing trade accounts receivable and amounts due from factor of $354,794, and by increasing accounts payable and accrued expenses by $1,382,394 and offset by increases in inventories of $688,194, increased prepaid expenses of $61,354, and a net loss of $395,790.

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

Our investing activities did not provide or use cash during the fiscal years ended March 31, 2024, or 2023.

Financing activities used cash of $690,497 reflecting the decrease in net borrowing from the Factor during the fiscal year ended March 31, 2024. Financing activities used cash of $1,779,176 reflecting the decrease in net borrowing from the Factor of $697,736 and the repayment of the Note Payable to Eyston in the amount of $1,081,440 during the fiscal year ended March 31, 2023.

Our overall sales are primarily dependent upon the strength of the U.S. housing market. As stated elsewhere in this report, our USI Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies); demand in new home construction and new home sales directly impacts sales by our USI Electric subsidiary. Our operating results for the fiscal years ended March 31, 2024, and 2023 continue to be dependent upon the economic conditions of the U.S. housing market. Management believes that with an improved housing market and sales of our sealed products, the Company will continue to improve profitability.

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

Our short-term borrowings to finance operations, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under our Factoring Agreement bear interest at prime plus 2% and are secured by all of the Company’s assets. Advances from Merchant are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $610,000 on March 31, 2024.

Related Party Transactions

Pursuant to its written charter, the Audit Committee of the Board of Directors of the Company reviews and approves all transactions with related persons that are required to be disclosed under applicable regulation. During the fiscal year ended March 31, 2024, and 2023, inventory purchases and other company expenses of approximately $1,699,000 and $1,748,000, respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives travel mileage and other credit card benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2024, and 2023 may include amounts submitted for personal expense reimbursement and amounts paid by Mr. Grossblatt for inventory purchases or other company expenses and amounted to approximately $276,000 and $217,000, respectively, and the amount outstanding at March 31, 2024 and 2023 is approximately $0 and $0, respectively.

Critical Accounting Policies

Management’s discussion and analysis of our consolidated financial statements and results of operations is based upon our consolidated financial statements included as part of this document. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to credit losses, inventories, income taxes, and contingencies and litigation. We base these estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes: The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements. These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided whenever it is more likely than not that a deferred tax asset will not be realized. After a review of projected taxable income, the components of the deferred tax asset, and current global economic conditions, it was determined that it is more likely than not that the tax benefits associated with the remaining components of the deferred tax assets will not be realized. This determination was made based on the Company’s prior history of losses from operations and the uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to their expiration. Accordingly, a valuation allowance was established to fully offset the value of the deferred tax assets. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

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

Concentrations

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company had three customers during the fiscal year ended March 31, 2024, that represented 13.7%, 13.7%, and 10.6% of the Company’s net sales. The Company had one customer during the fiscal year ended March 31, 2023, that represented 18.2% of the Company’s net sales. The Company had no customers in the fiscal years ended March 31, 2024 and 2023, that represented greater than 10% of the Company’s accounts receivable. The Company acquires all the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. Products manufactured for us by Eyston amounted to approximately 84.3% and 88.5% of our purchases for the fiscal years ended March 31, 2024, and 2023, respectively. At March 31, 2024, and 2023, the Company had accounts receivable due from Eyston of $133,401 and $75,947, respectively.

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

Our Chief Financial Officer, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2024, because of a material weakness in internal control over financial reporting as discussed below.

Material weaknesses arose during the fiscal years ended March 31, 2024, and 2023, in the management review controls over classification of and disclosure of amounts within the financial statements. The Company plans to remediate the material weakness by clarification of the classification of amounts and inclusion of the required disclosures.

Material weaknesses arose during the fiscal years ended March 31, 2024, and 2023, in the management review controls over the classification of and accounting for income taxes. The Company plans to remediate the material weakness by clarification of the classification of amounts and inclusion of the required disclosures.

Material weaknesses arose during the fiscal year ended March 31, 2024, in management’s review and control over documentation supporting entries posted to the Company’s general ledger. The Company plans to remediate the material weakness by implementing procedures to improve documentation used to support entries to the Company’s general ledger.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses noted above there have been no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2024.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement filed pursuant to Regulation 14A and issued in conjunction with the 2024 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and compensation of executive officers of the Company is in the Company’s definitive Proxy Statement filed pursuant to Regulation 14A and issued in conjunction with the 2024 Annual Meeting of Shareholders is incorporated herein by reference. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Corporate Governance” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

The information required by this item is incorporated herein by reference to the section captioned “Authorization For Appointment of Auditors” in the Proxy Statement.

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

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, File No. 1-31747)
23.1	Independent Registered Public Accounting Firm’s Consent
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated July 12, 2024*
101

Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2024 and 2023; (ii) Consolidated Statements of Operations for the years ended March 31, 2024 and 2023 (iii) Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2024 and 2023; and (v) Notes to Consolidated Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.

July 12, 2024	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey B. Grossblatt	President, Chief Executive Officer	July 12, 2024
Harvey B. Grossblatt	and Director

/s/ James B. Huff	Chief Financial Officer	July 12, 2024
James B. Huff	(principal financial officer and
principal accounting officer)

/s/ Cary Luskin	Director	July 12, 2024
Cary Luskin

/s/ Ronald A. Seff	Director	July 12, 2024
Ronald A. Seff

/s/ Ira Bormel	Director	July 12, 2024
Ira Bormel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Universal Security Instruments, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Security Instruments, Inc. and Subsidiaries (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Philadelphia, PA

July 12, 2024

UNIVERSAL SECURITY INSTRUMENTS, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,
	2024	2023
CURRENT ASSETS
Cash	$65,081	$151,502
Accounts receivable:
Trade, less provision for credit losses of $325,000 in 2024, and 157,012 in 2023	1,101,991	414,689
Other receivables	5,500	305,889

	1,107,491	720,578

Amount due from factor	2,202,663	2,944,370
Inventories – finished goods	4,751,826	4,063,632
Prepaid expenses	226,732	165,378

TOTAL CURRENT ASSETS	8,353,793	8,045,460

INTANGIBLE ASSETS - NET	31,301	35,773
PROPERTY AND EQUIPMENT - NET	159,656	318,641

TOTAL ASSETS	$8,544,750	$8,399,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit – factor	$768,853	$1,459,350
Short-term portion of operating lease liability	158,742	151,230
Accounts payable – trade	870,323	293,465
Accounts payable – Eyston Company Ltd.	1,501,169	655,000
Accrued liabilities:
Accrued payroll and employee benefits	154,878	125,415
Accrued commissions and other	114,428	184,525

TOTAL CURRENT LIABILITIES	3,568,393	2,868,985

LONG-TERM PORTION OF OPERATING LEASE LIABILITY	13,330	172,072

TOTAL LONG-TERM LIABILITIES	13,330	172,072
COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; 20,000,000 shares authorized, 2,312,887 shares issued and outstanding at March 31, 2024 and 2023	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(7,945,943)	(7,550,153)

TOTAL SHAREHOLDERS’ EQUITY	4,963,027	5,358,817

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,544,750	$8,399,874

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2024	2023
Net sales	$19,902,673	$22,178,873

Cost of goods sold	14,094,660	15,829,154

GROSS PROFIT	5,808,013	6,349,719

Selling, general and administrative expense	5,645,584	4,974,453
Engineering and product development expense	427,234	402,692

Operating (loss) income	(264,805)	972,574

Other (expense) income:

Interest income	24,746	—
Interest expense	(155,731)	(237,686)

(Loss) Income before income taxes	(395,790)	734,888

Income tax expense	—	14,477

NET (LOSS) INCOME	$(395,790)	$720,411

(Loss) Earnings per share:
Basic and diluted	$(0.17)	$0.31

Shares used in computing net (loss) earnings per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
			Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at April 1, 2022	2,312,887	$23,129	$12,885,841	$(8,270,564)	$4,638,406

Net income				720,411	720,411

Balance at March 31, 2023	2,312,887	23,129	12,885,841	(7,550,153)	5,358,817

Net loss				(395,790)	(395,790)

Balance at March 31, 2024	2,312,887	$23,129	$12,885,841	$(7,945,943)	$4,963,027

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net (Loss) Income	$(395,790)	$720,411
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,692	11,692
Depreciation of right-of-use asset and decrease in other assets	155,764	155,764

Changes in operating assets and liabilities:
Decrease in accounts receivable and amount due from factor	354,794	425,165
(Increase) Decrease in inventories	(688,194)	2,165,429
(Increase) Decrease in prepaid expenses	(61,354)	75,964
Increase (Decrease) in accounts payable and accrued expenses	1,382,394	(1,918,493)
Decrease in operating lease liability	(151,230)	(143,989)

NET CASH PROVIDED BY OPERATING ACTIVITIES	604,076	1,491,943

FINANCING ACTIVITIES:
Repayment of Note Payable - Eyston	—	(1,081,440)
Net repayment of line of credit - factor	(690,497)	(697,736)

NET CASH USED IN FINANCING ACTIVITIES	(690,497)	(1,779,176)

(DECREASE) IN CASH	(86,421)	(287,233)

Cash at beginning of year	151,502	438,735

CASH AT END OF YEAR	$65,081	$151,502

Supplemental information:
Interest paid	$155,731	$237,686

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

Use of Estimates: In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (US-GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates, including those related to credit losses, inventories, income taxes, and contingencies and litigation. We base these estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates.

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

Disaggregation of Revenue: The Company presents below revenue associated with sales of safety alarm products separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the fiscal years ended March 31, 2024, and 2023 are as follows:

	Fiscal Year ended
	March 31, 2024	March 31, 2023
Sales of safety alarms	$17,239,535	$18,691,090
Sales of GFCI’s and ventilation fans	2,663,138	3,487,783
	$19,902,673	$22,178,873

Accounts Receivable: The Company assigns the majority of its trade receivables on a pre-approved non-recourse basis to Merchant Factors Corporation (Merchant or Factor) under a factoring agreement on an ongoing basis. Factoring charges recognized on assignment of receivables are deducted from revenue in the consolidated statements of operations and amounted to $174,074 and $191,225 for the years ended March 31, 2024, and 2023, respectively.

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

Based on the nature of the factoring agreement and prior experience, no provision for credit losses related to Amounts Due from Factor has been provided. At March 31, 2024 and 2023, a provision for credit losses of approximately $325,000 and approximately $157,000, respectively,has been provided for uncollectible trade accounts receivable.

Inventories: Inventories are stated at the lower-of-cost (first in/first out method) or net realizable value. Included as a component of finished goods inventory are additional non-material costs. These costs include freight, import duty, tariffs, and inspection fees. Expenses incurred for inventory quality control in the amount of approximately $45,000 and $45,000, were absorbed in inventory for the fiscal years ended March 31, 2024, and 2023, respectively. We evaluate inventories on a quarterly basis and write down inventory that is considered obsolete or unmarketable in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.

Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The factors considered in performing this assessment include current operating results, anticipated future results, the manner in which the asset group is used and the effects of obsolescence, demand, competition and other economic factors. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these asset groups in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these asset groups. Impairment losses are recognized when the sum of expected future cash flows is less than the asset groups carrying value, and losses are determined based upon the excess carrying value of the asset group over its fair value. Based on this assessment, no impairment to long-lived assets resulted for fiscal years ended March 31, 2024, and 2023.

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

Warranties: We generally provide warranties, on the safety products, to the non-commercial end user on all products sold. The manufacturers of our safety products offer the company a discount on products purchased to cover the cost of providing warranty replacements. Claims for warranty replacement of products covered by the manufacturers have not been historically material.

Engineering and Product Development: Engineering and product development costs are charged to operations as incurred.

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $561,075 and $524,016 in fiscal years 2024 and 2023, respectively.

Net (Loss) Earnings per Share: Basic net(loss) earnings per share is computed by dividing net (loss) earnings for the year by the weighted average number of common shares outstanding during the year. Diluted (loss) earnings per share is computed by dividing net (loss) income for the year by the weighted average number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive) for the year. As a result, the weighted average number of common shares outstanding is identical for both basic and diluted shares. In addition, there were no other securities outstanding during 2024 or 2023 other than common stock.

Recently Issued Accounting Standards: Changes to US-GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s. Management adopted ASU 2016-02 related to credit losses effective April 1, 2023. Management determined that adoption of the guidance of the ASU did not have a material impact on the consolidated financial statements on the date of adoption or for the fiscal year ended March 31, 2024. Management has reviewed ASU 2023 - 07 related to segment reporting effective November 27, 2023. While the adoption of the ASU is still under consideration, management believes that adoption of the guidance of the ASU would not have a material impact on the consolidated financial statements on the date of adoption or for the fiscal year ended March 31, 2024.

NOTE B – SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

The Company entered into an Agreement with Merchant Financial Group (Merchant) for the purpose of factoring the Company’s trade accounts receivable. Under the Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. The Agreement, as supplemented, provides for additional financing at the sole discretion of Merchant to be secured by inventory. The Agreement, which was extended and expires on January 6, 2026, provides for continuation of the program for successive two-year periods until terminated by one of the parties to the Agreement. The amount available to borrow from Merchant is approximately $610,000 at March 31, 2024. Advances on factored trade accounts receivable are secured by all assets, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (effective rate 10.5% and 10.0% at March 31, 2024 and March 31, 2023, respectively). Advances under the Agreement are made at the sole discretion of Merchant, based on their assessment of the receivables and inventory, and our financial condition at the time of each request for an advance. At March 31, 2024 and 2023 there was $768,853 and $1,459,350 borrowed and outstanding under the factoring agreement, respectively.

During the fiscal year ending March 31, 2024, a temporary provision by Merchant to provide additional funding of up to $500,000, characterized by Merchant as an over advance, and that provided funding up to one hundred percent (100%) of eligible accounts receivable, expired. In June 2024, subsequent to the fiscal year ending March 31, 2024, additional funding, characterized by Merchant as an over advance, and providing funding of up to $1,600,000 secured by inventory was approved by Merchant.

Under the Agreement, the Company assigned receivables of $18,668,543 and $22,581,988 during the years ended March 31, 2024, and 2023, respectively. The uncollected balance of receivables held by the factor amounted to $2,202,663 and $2,944,370 at March 31, 2024 and 2023. Included in the uncollected balance of receivables held by the factor are amounts classified by the factor as amounts at client risk of approximately $372,000 and $633,000 at March 31, 2024 and 2023, respectively. Collected cash maintained on deposit with the factor earns interest at the factor’s prime rate of interest less 2.5 percent (effective rate of 6.0% and 5.5% at March 31, 2024 and 2023, respectively.) There was no cash on deposit with the Factor at March 31, 2024 or 2023.

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

The estimated useful lives for financial reporting purposes are as follows:

Leasehold improvements	-	Shorter of term of lease or useful life of asset
Machinery and equipment	-	5 to 10 years
Furniture and fixtures	-	5 to 15 years
Computer equipment	-	5 years

Property and equipment consist of the following:

	March 31,
	2024	2023
Leasehold improvements	$1,119,961	$1,119,961
Machinery and equipment	190,400	190,400
Furniture and fixtures	261,292	261,292
Computer equipment	302,634	302,634
	1,874,287	1,874,287
Less accumulated depreciation	(1,714,631)	(1,555,646)
	$159,656	$318,641

Depreciation and the amortization of intangibles totaled $163,457, which includes $155,764 of amortization of right-of-use lease asset for fiscal year ended March 31, 2024. For the fiscal year ended March 31, 2023, depreciation expense totaled $158,986 which included $155,764 of amortization of right-of-use lease asset. Right-of-use lease assets of $155,763 and $311,527, net, are included in leasehold improvements in Property and Equipment on the Consolidated Balance Sheets as of March 31, 2024, and 2023, respectively.

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

Our operating leases for real estate are generally renewable with terms and conditions similar to the original lease. Rent expense, including common area maintenance, totaled approximately $293,000 and $266,000 for the years ended March 31, 2024, and 2023, respectively. None of the Company’s lease agreements contain any residual value guarantees or material restrictive covenants. As a result of the Company’s election of the package of practical expedients permitted within ASC 842, which among other things, allows for the carryforward of historical lease classification of the Company’s lease agreements in existence at the date of adoption that were classified as operating leases under ASC 840 have been classified as operating leases under ASC 842. Lease expense for payments related to the Company’s operating leases is recognized on a straight-line basis over the related lease term, which includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term and amounted to approximately $485,000 at the date of adoption and increased by approximately $468,000 effective with the lease amendment and extension dated March 2022. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of March 31, 2024, the Company had right-of-use assets of $155,763 and lease liabilities of $172,072 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the consolidated balance sheet. As of March 31, 2024, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases is one year and 5.5%, respectively. During the fiscal year ended March 31, 2024, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $158,985, which is included as an operating cash outflow within the consolidated statements of cash flows. During the fiscal year ended March 31, 2024, the operating lease costs related to the Company’s operating leases was $184,056 which is included in operating costs and expenses in the consolidated statements of operations.

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

The future minimum payments under operating leases were as follows at March 31, 2024:

2025	$160,567
2026	13,381
Total operating lease payments	$173,948
Less: amounts representing interest	(1,876)
Present value of net operating lease payments	$172,072
Less: current portion	(158,742)
Long-term portion of operating lease obligations	$13,330

NOTE E – INCOME TAXES

The Company files its income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Federal income tax returns filed for the fiscal years ended March 31, 2023, 2022, and 2021 are considered open and subject to examination by tax authorities. Deferred income tax assets and liabilities are computed and recognized for those differences that have future tax consequences and will result in net taxable or deductible amounts in future periods. Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes. The deferred tax liabilities and assets for the Company result primarily from net operating loss and tax credit carry forwards, reserves, and accrued liabilities.

At March 31, 2024, the Company has total net federal operating loss carry forwards and of approximately $5,353,000 that has no fixed expiration date. In addition, the Company has research and development tax credit carry forwards of approximately $36,000 that begin to expire in the fiscal year ending 2030. There are certain limitations to the use and application of these items. Management reviews net operating loss carry forwards and income tax credit carry forwards to evaluate if those amounts are recoverable. After a review of projected taxable income, the components of the deferred tax asset, and the current global economic conditions, it was determined that it is more likely than not that the tax benefits associated with the remaining components of the deferred tax assets will not be realized. This determination was made based on the Company’s prior history of losses from operations and the uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to their expiration. Accordingly, a valuation allowance was established to fully offset the value of the deferred tax assets. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

The reconciliation between the statutory federal income tax provision and the actual effective tax provision is as follows:

	Years ended March 31,
	2024	2023
Federal (benefit) tax at statutory rate (21%) before loss carry-forward	$(83,116)	$154,326

Permanent and other differences	65,581	(24,657)
State income (benefit) tax – net of federal effect	(18,761)	24,558

Change in deferred tax asset valuation allowance	36,296	(139,750)
Current income tax expense	$0	$14,477

The individual components of the Company’s deferred tax assets are as follows:

	March 31,
	2024	2023
Deferred tax assets:
Accruals and allowances	$103,554	$68,553
Non-deductible capitalized inventory	11,900	6,196
Net operating loss carry forward	1,124,212	1,103,173
Research and development tax credit carry forward	36,253	61,701
Allowance for unrealizable deferred tax assets	(1,275,919)	(1,239,623)
Net deferred tax asset	$—	$—

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

NOTE G - CONCENTRATIONS

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company had three customers during the fiscal year ended March 31, 2024, that represented 13.7%, 13.7%, and 10.6% of the Company’s net sales. The Company had one customer during the fiscal year ended March 31, 2023, that represented 18.2% of the Company’s net sales. The Company had no customers in the fiscal years ended March 31, 2024, and 2023 that represented greater than 10% of the Company’s accounts receivable. The Company acquires all the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. Products manufactured for us by Eyston amounted to approximately 84.3% and 88.5% of our purchases for the fiscal years ended March 31, 2024, and 2023, respectively. At March 31, 2024, and 2023, the Company had accounts receivable due from Eyston of $133,401 and $75,947, respectively.

NOTE H – RETIREMENT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. All full-time employees who have completed 12 months of service are eligible to participate. Employees are permitted to contribute up to the amounts prescribed by law. The Company may provide contributions to the plan consisting of a matching amount equal to a percentage of the employee’s contribution, not to exceed four percent (4%). Employer contributions were $47,262 and $45,777 for the years ended March 31, 2024, and 2023, respectively.

NOTE I – RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2024, and 2023, inventory purchases and other company expenses of approximately $1,699,000 and $1,748,000, respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives travel mileage and other credit card benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2024, and 2023 may include amounts submitted for personal expense reimbursement and amounts paid by Mr. Grossblatt for inventory purchases or other company expenses and amounted to approximately $276,000 and $217,000, respectively, and the amount outstanding at March 31, 2024 and 2023 is approximately $0 and $0, respectively.

NOTE J – INTANGIBLE ASSETS - NET

Intangible assets consist of legal expenses of $89,434 incurred in obtaining and perfecting patents used by the Company in newly developed detector technology and are capitalized for financial statement purposes. Upon issuance, patents are amortized on a straight-line basis over twenty years. Amortization expense for the fiscal year ended March 31, 2024, and 2023 was $4,474 and $4,470, respectively. Accumulated amortization at March 31, 2024 and 2023 was $58,133 and $53,661, respectively. Amortization expense for the next five years is expected to be $4,472 per fiscal year through 2027.

NOTE K – SHAREHOLDERS’ EQUITY

Under the terms of the Company’s 2011 Non-Qualified Stock Option Plan, 120,000 shares of common stock are reserved for the granting of stock options. There were no stock options outstanding at March 31, 2024 or 2023.