Form 10-Q
period 2024-06-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2024-08-19
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	UUU	NYSE MKT LLC

At August 19, 2024, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	(unaudited)	(audited)
	June 30, 2024	March 31, 2024
CURRENT ASSETS
Cash	$321,539	$65,081

Accounts receivable:
Trade, net of provision for credit losses of $325,000	602,383	1,101,991
Receivables - other	5,500	5,500
	607,883	1,107,491

Amount due from factor	2,347,281	2,202,663
Inventories – finished goods	5,106,588	4,751,826
Prepaid expenses	132,241	226,732

TOTAL CURRENT ASSETS	8,515,532	8,353,793

INTANGIBLE ASSETS - NET	30,183	31,301
PROPERTY AND EQUIPMENT – NET	119,742	159,656

TOTAL ASSETS	$8,665,457	$8,544,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$2,223,419	$768,853
Short-term portion of operating lease liability	132,659	158,742
Accounts payable - trade	910,486	870,323
Accounts payable – Eyston Company Ltd.	616,119	1,501,169
Accrued liabilities:
Accrued payroll and employee benefits	155,588	154,878
Accrued commissions and other	106,365	114,428

TOTAL CURRENT LIABILITIES	4,144,636	3,568,393

LONG-TERM PORTION OF OPERATING LEASE LIABILITY	—	13,330

TOTAL LONG-TERM LIABILITIES	—	13,330

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at June 30, 2024, and March 31, 2024	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(8,388,149)	(7,945,943)

TOTAL SHAREHOLDERS’ EQUITY	4,520,821	4,963,027
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,665,457	$8,544,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2024	2023

Net sales	$4,598,516	$6,698,771

Cost of goods sold	3,510,812	4,990,571

GROSS PROFIT	1,087,704	1,708,200

Selling, general and administrative expense	1,397,421	1,422,939
Engineering and product development expense	87,601	64,963

Operating (loss) income	(397,318)	220,298

Other expense:
Interest expense	(44,888)	(50,496)

Net (loss) income before taxes	(442,206)	169,802

Provision for income taxes	—	4,672

NET (LOSS) INCOME	$(442,206)	$165,130

(Loss)earnings per share:
Basic and diluted	$(0.19)	$0.07

Shares used in computing (loss) earnings per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2024

(Unaudited)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2024	2,312,887	$23,129	$12,885,841	$(7,945,943)	$4,963,027

Net Loss	—	—	—	(442,206)	(442,206)

Balance at June 30, 2024	2,312,887	$23,129	$12,885,841	$(8,388,149)	$4,520,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2023

(Unaudited)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2023	2,312,887	$23,129	$12,885,841	$(7,550,153)	$5,358,817

Net Income	—	—	—	165,130	165,130

Balance at June 30, 2023	2,312,887	$23,129	$12,885,841	$(7,385,023)	$5,523,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2024	2023

OPERATING ACTIVITIES:
Net (loss) income	$(442,206)	$165,130
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,619	3,315

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and amount due from factor	354,990	(1,005,999)
(Increase) decrease in inventories, prepaid expenses, and other	(260,271)	1,070,043
Decrease in accounts payable and accrued liabilities	(852,240)	(54,123)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,198,108)	178,366

FINANCING ACTIVITIES:

Net borrowing (repayment) - line of credit - factor	1,454,566	(89,051)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,454,566	(89,051)

NET INCREASE IN CASH	256,458	89,315

Cash at beginning of period	65,081	151,502

CASH AT END OF PERIOD	$321,539	$240,817

SUPPLEMENTAL INFORMATION:
Interest paid	$44,888	$50,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

The condensed consolidated financial statements include the accounts of Universal Security Instruments, Inc. (USI or the Company) and its wholly owned subsidiaries. Except for the condensed consolidated balance sheet as of March 31, 2024, which was derived from audited financial statements, the accompanying condensed consolidated financial statements are unaudited. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US-GAAP) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2024, audited financial statements filed with the Securities and Exchange Commission on Form 10-K as filed on July 12, 2024. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Line of Credit – Factor

The Company entered into an Agreement with Merchant Financial Group (Merchant) for the purpose of factoring the Company’s trade accounts receivable. Under the Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. The Agreement, as supplemented, provides for additional financing at the sole discretion of Merchant to be secured by inventory. The Agreement, which was extended and expires on January 6, 2026, provides for continuation of the program for successive two-year periods until terminated by one of the parties to the Agreement. In June 2024, additional funding, characterized by Merchant as an over advance, and providing funding of up to $1,600,000 secured by inventory was approved by Merchant. The amount available to borrow from Merchant, including the additional funding secured by inventory, is approximately $806,000 at June 30, 2024. Advances on factored trade accounts receivable are secured by all assets, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (effective rate 10.5% at June 30, 2024). Advances under the Agreement are made at the sole discretion of Merchant, based on their assessment of the receivables and inventory, and our financial condition at the time of each request for an advance. At June 30, 2024 there was $2,223,419 borrowed and outstanding under the factoring agreement, respectively.

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

Disaggregation of Revenue

The Company presents below revenue associated with sales of products acquired from Eyston Company Ltd. (Eyston) separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the three months ended June 30, 2024, and 2023 are as follows:

	Three months ended
	June 30, 2024	June 30, 2023
Sales of products acquired from Eyston	$3,934,490	$5,863,863
Sales of GFCI’s and ventilation fans	664,026	834,908
	$4,598,516	$6,698,771

Concentrations

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company acquires all of the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. The Company did not have any customers that exceeded ten percent of sales for the three month period ended June 30, 2024. The Company had three customers that represented 13.2%, 10.4%, and 10.3% of the Company’s total trade accounts receivable at June 30, 2024.

The Company had two customers in the three-month period ended June 30, 2023, that represented 25.1% and 18.7% of the Company’s net sales, respectively. In addition, the Company had one customer that represented 20.0% of the Company’s total trade accounts receivable at June 30, 2023.

Related Party Transactions

During the three-month periods ended June 30, 2024, and 2023, inventory purchases and other company expenses of approximately $560,000 and $325,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives mileage benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the three-month periods ended June 30, 2024, and 2023, amounted to $285,333 and $138,270, respectively. No amounts were due to Mr. Grossblatt at June 30, 2024.

Receivables

Receivables are recorded when the Company has an unconditional right to consideration. We have established a provision for credit losses based upon historical experience and the consideration of current and future economic conditions.

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

Based on the nature of the factoring agreement and prior experience, no provision for credit losses related to Amounts Due from Factor has been provided. At June 30, 2024 and March 31, 2024. a provision for credit losses of approximately $325,000 has been provided for uncollectible trade accounts receivable.

Earnings per Common Share

Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three months ended June 30, 2024, or 2023. As a result, basic and diluted weighted average common shares outstanding are identical for the three-month period ended June 30, 2024, and 2023.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of June 30, 2024, the Company had right-of-use assets of $116,822 and lease liabilities of $132,659 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the condensed consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the consolidated balance sheet. As of June 30, 2024, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases is ten months and 5.5%, respectively. During the three-month period ended June 30, 2024, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $40,142, which is included as an operating cash outflow within the condensed consolidated statements of cash flows. During the three-month period ended June 30, 2023, the operating lease costs related to the Company’s operating leases was $38,941 which is included in operating costs and expenses in the consolidated statements of operations.

The future minimum payments under operating leases that expire in 2026 were as follows for the fiscal periods ended March 31:

2025	$120,425
2026	13,351
Total operating lease payments	$133,776
Less: amounts representing interest	(1,117)
Present value of net operating lease payments	$132,659
Less: current portion	—
Long-term portion of operating lease obligations	$132,659

Recently Adopted Accounting Standards

Changes to US-GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s. Management is considering the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Reporting and ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Management currently believes that adoption of the guidance of the ASU’s will not have a material impact on the consolidated financial statements on the date of adoption or for the fiscal year ending March 31, 2025.

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

OVERVIEW

We are in the business of marketing and distributing safety and security products. Our financial statements detail our sales and other operational results for the three-month periods ended June 30, 2024, and 2023.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 and 2023

Sales. Net sales for the three months ended June 30, 2024, were $4,598,516 compared to $6,698,771 for the comparable three months in the prior year, a decrease of $2,100,255 (31.4%). The Company is experiencing supply chain constrictions in key components of its products such as computer chips. The decrease in sales is principally due to supply chain delays in obtaining components for the Company’s security products.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 23.7% and 25.5% of sales for the quarters ended June 30, 2024, and 2023, respectively. Gross margins were negatively impacted in the periods ended June 30, 2024, and 2023 principally due to the mix of products sold and higher ocean freight costs.

Expenses. Selling, general and administrative expenses were $1,397,421 for the three months ended June 30, 2024, and $1,422,939 for the comparable three months in the prior year. As a percentage of net sales, these expenses increased to 30.4% for the three-month period ended June 30, 2024, from 21.2% for the 2023 period. These expenses increased as a percentage of net sales since selling, general, and administrative expenses do not fluctuate in direct proportion to sales.

Engineering and Product Development. Engineering and product development expenses were $87,601 for the three-month period ended June 30, 2024, compared to $64,963 for the comparable quarter of the prior year.

Interest Expense. Our interest expense was $44,888 for the quarter ended June 30, 2024, compared to interest expense of $50,496 for the quarter ended June 30, 2023. Interest expense is dependent upon the total amounts borrowed from the Factor and interest rates during the period as compared to the corresponding period of the prior year.

Net (Loss) Income. We reported a net loss of $442,206 for the quarter ended June 30, 2024, compared to a net income of $165,130 for the corresponding quarter of the prior fiscal year, a $607,336 (367.8%) decrease in net income. The primary reason for the decrease in the net income is the Company’s inability to purchase a sufficient supply of components to allow the Company to fulfil orders during the three months ended June 30, 2024, resulting in lower sales and lower gross margins as discussed above.

Operating activities used cash of $1,198,108 for the three months ended June 30, 2024. This was primarily due to an increase in inventories, prepaid expenses and other of $260,271, a decrease in accounts payable and accrued liabilities of $852,240, and a net loss of $442,206, and offset by a decrease in accounts receivable and amount due from factor of $354,990. Operating activities provided cash of $178,366 for the three months ended June 30, 2023. This was primarily due to a decrease in inventories, prepaid expenses and other of $1,070,043, and net income of $165,130, and offset by an increase in accounts receivable and amount due from factor of $1,005,999, and a decrease in accounts payable and accrued expenses of $54,123.

There were no investing activities for the three months ended June 30, 2024, or 2023.

Financing activities provided cash of $1,454,566 during the three months ended June 30, 2024, which is comprised of borrowings net of advances from the factor. Financing activities used cash of $89,051 during the three months ended June 30, 2023, which is comprised of advances net of borrowings from the factor.

Liquidity and Capital Resources

The Company believes its balances of cash, funds available to borrow under the terms of its factoring agreement, and cash generated by ongoing operations will be sufficient to satisfy its cash requirements over the next twelve months and beyond. The Company’s contractual cash requirements have not changed materially since it filed its Form 10-K for the period ended March 31, 2024.

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

A material weakness arose during the fiscal years ended March 31, 2024, and 2023, in the management review controls over classification of and disclosure of amounts within the financial statements. The Company plans to remediate the material weakness by clarification of the classification of amounts and inclusion of the required disclosures.

A material weakness arose during the fiscal years ended March 31, 2024, and 2023, in the management review controls over the classification of and accounting for income taxes. The Company plans to remediate the material weakness by clarification of the classification of amounts and inclusion of the required disclosures.

A material weakness arose during the fiscal year ended March 31, 2024, in management’s review and control over documentation supporting entries posted to the Company’s general ledger. The Company plans to remediate the material weakness by implementing procedures to improve documentation used to support entries to the Company’s general ledger.

Changes in Internal Control over Financial Reporting

There have been no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2024.

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
10.1

2011 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Proxy Statement with respect to the Company’s 2011 Annual Meeting of Shareholders, filed July 26, 2011, File No. 1-31747)

10.2

Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly owned subsidiary, USI Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)

10.3

Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747)

10.4

Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747)

10.5

Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747) ), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747), by addendum dated July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017, File No. 1-31747), and by addendum dated July 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2018, File No. 1-31747), by addendum dated July 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2019, file No. 1-31747), by addendum dated July 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2020, file No. 1-31747). by addendum dated July 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2021, file No. 1-31747), by addendum dated July 22, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2022, file No. 1-31747), by addendum dated June 12, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2023, file No. 1-31747), and by addendum dated July 10, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 11, 2024, file No. 1-31747).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated August 19, 2024*
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and March 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2024 and 2023, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended June 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: August 19, 2024	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer