Form 10-Q
period 2024-09-30
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2024-11-19
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	UUU	NYSE MKT LLC

At November 19, 2024, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	(unaudited)	(audited)
	September 30, 2024	March 31, 2024
CURRENT ASSETS
Cash	$234,199	$65,081

Accounts receivable:
Trade, less provision for credit losses of $325,000	279,665	1,101,991
Other receivables	5,050	5,500
	284,715	1,107,491

Amount due from factor	6,175,653	2,202,663
Inventories - finished goods net of allowance for excess and obsolete inventories of $400,000 at September 30, 2024 and $100,000 at March 31, 2024	5,980,798	4,751,826
Prepaid expenses	152,429	226,732

TOTAL CURRENT ASSETS	12,827,794	8,353,793

INTANGIBLE ASSETS - NET	29,065	31,301
PROPERTY AND EQUIPMENT – NET	79,827	159,656

TOTAL ASSETS	$12,936,686	$8,544,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$4,216,134	$768,853
Short-term portion of operating lease liability	93,065	158,742
Accounts payable - trade	766,576	870,323
Accounts payable – Eyston Company, Ltd.	2,297,571	1,501,169
Accrued liabilities:
Accrued payroll and employee benefits	111,866	154,878
Accrued commissions and other	353,675	114,428

TOTAL CURRENT LIABILITIES	7,838,887	3,568,393

LONG-TERM PORTION OF OPERATING LEASE LIABILITY	—	13,330

TOTAL LONG-TERM LIABILITIES	—	13,330

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at September 30, 2024 and March 31, 2024	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(7,811,171)	(7,945,943)

TOTAL SHAREHOLDERS’ EQUITY	5,097,799	4,963,027
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,936,686	$8,544,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2024	2023

Net sales	$7,203,269	$3,717,455

Cost of goods sold	5,205,326	2,409,277

GROSS PROFIT	1,997,943	1,308,178

Selling, general and administrative expense	1,209,352	1,334,351
Engineering and product development expense	110,371	131,415

Operating income (loss)	678,220	(157,588)

Other expense:
Interest expense	(89,642)	(33,509)

Net income (loss) before taxes	588,578	(191,097)

Provision for income tax (expense) benefit	(11,600)	4,672

NET INCOME (LOSS)	$576,978	$(186,425)

Earnings (loss) per share:
Basic and diluted	$0.25	$(0.08)

Shares used in computing earnings (earnings) per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended September 30,
	2024	2023

Net sales	$11,801,785	$10,416,226

Cost of goods sold	8,716,138	7,399,848

GROSS PROFIT	3,085,647	3,016,378

Selling, general and administrative expense	2,606,773	2,757,290
Engineering and product development expense	197,972	196,378

Operating income	280,902	62,710

Other expense:
Interest expense	(134,530)	(84,005)
Net Income (Loss) before income taxes	146,372	(21,295)
Provision for income tax expense	(11,600)	—

NET INCOME (LOSS)	$134,772	$(21,295)

Earnings (Loss) per share:
Basic and diluted	$0.06	$(0.01)

Shares used in computing earnings (loss) per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2024	2,312,887	$23,129	$12,885,841	$(7,945,943)	$4,963,027

Net loss				(442,206)	(442,206)

Balance at June 30, 2024	2,312,887	$23,129	$12,885,841	$(8,388,149)	$4,520,821

Net income				576,978	576,978

Balance at September 30, 2024	2,312,887	$23,129	$12,885,841	$(7,811,171)	$5,097,799

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

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2024	2023

OPERATING ACTIVITIES:
Net Income (Loss)	$134,772	$(21,295)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,058	3,102
Allowance for excess and obsolete inventory	300,000	—

Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable and amount due from factor	(3,150,214)	534,490
Increase in inventories, prepaid expenses	(1,454,669)	(1,105,053)
Increase in accounts payable and accrued expenses	888,890	1,239,275

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,278,163)	650,519

FINANCING ACTIVITIES:
Net borrowing (repayment) - Line of Credit – Factor	3,447,281	(547,203)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,447,281	(547,203)

NET INCREASE IN CASH	169,118	103,316

Cash at beginning of period	65,081	151,502

CASH AT END OF PERIOD	$234,199	$254,818

SUPPLEMENTAL INFORMATION:
Interest paid	$134,530	$84,005

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

Subsequent Events

As previously announced, while the Company continues to generate sufficient capital to satisfy the ongoing cash requirements for its current operations, management has been seeking access to additional funding or other resources, or the right strategic business combination, which would allow the Company to drive long term value for its shareholders while taking advantage of sales growth opportunities that the Company seeks to execute.

In furtherance thereof, as previously announced on October 31, 2024, and subsequent to September 30, 2024, the Company entered into an Asset Purchase Agreement with Feit Electric Company, Inc. (Feit) pursuant to which Feit agreed to acquire certain inventory and non-tangible assets of the Company, constituting substantially all of the assets of the Company. The Closing is subject to the satisfaction or waiver of certain customary closing conditions, including but not limited to, the approval of the transaction by the requisite vote of the stockholders of the Company. For additional information, please refer to the Company’s Current Report on Form 8-K filed by the Company on October 31, 2024.

Line of Credit – Factor

The Company entered into an Agreement with Merchant Financial Group (Merchant) for the purpose of factoring the Company’s trade accounts receivable. Under the Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. The Agreement, which was extended and expires on January 6, 2026, provides for continuation of the program for successive two-year periods until terminated by one of the parties to the Agreement. In June 2024, additional funding, characterized by Merchant as an over advance, and providing funding of up to $1,600,000 secured by inventory was approved by Merchant and expired during the three-month period ended September 30, 2024. The amount available to borrow from Merchant is approximately $91,000 at September 30, 2024. Advances on factored trade accounts receivable are secured by all assets, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (effective rate 10.0% at September 30, 2024). Advances under the Agreement are made at the sole discretion of Merchant, based on their assessment of the receivables and inventory, and our financial condition at the time of each request for an advance. At September 30, 2024 there was $4,216,134 borrowed and outstanding under the terms of the factoring agreement.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US-GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. During the three-month period ending September 30, 2024, management increased the reserve for excess and obsolete inventory by $300,000 to reflect potential losses arising from the sale of inventory under a proposed asset purchase agreement as discussed earlier.

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

Disaggregation of Revenue

The Company presents below revenue associated with sales of products acquired from Eyston Company Ltd. (Eyston) separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the three and six months ended September 30, 2024, and 2023 are as follows:

	Three months ended		Six months ended
	Sept. 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023
Sales of products acquired from Eyston	$6,556,544	$2,931,316	$10,491,034	$8,795,179
Sales of GFCI’s and ventilation fans	646,725	786,139	1,310,751	1,621,047
	$7,203,269	$3,717,455	$11,801,785	$10,416,226

Concentrations

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company acquires all of the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. In addition, the Company had two customers in the six-month period ended September 30, 2024, that represented 30.0%, and 13.1% of the Company’s net sales, with the same two customers representing 49.2% and 15.0% of the Company’s net sales for the three-month period ended September 30, 2024. These customers represented 50.9% and 13.2%, respectively, of the total trade accounts receivable at September 30, 2024.

The Company had three customers in the six-month period ended September 30, 2023, that represented 18.1%, 16.9%, and 10.6% of the Company’s net sales, and two customers in the three-month period ended September 30, 2023, that represented 15.6% and 14.9% of the Company’s net sales, respectively.

Related Party Transactions

During the three and six-month periods ended September 30, 2024, inventory purchases and other company expenses of approximately $386,000 and $946,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. During the three and six-month periods ended September 30, 2023, inventory purchases and other company expenses of approximately $376,000 and $701,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives mileage benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the six-month period ended September 30, 2024, and 2023 amounted to $285,333 and $167,435, respectively. The amount due to Mr. Grossblatt at September 30, 2024 amounted to approximately $7,000.

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

Based on the nature of the factoring agreement and prior experience, no provision for credit losses related to Amounts Due from Factor has been provided. At September 30, 2024 and March 31, 2024 a provision for credit losses of approximately $325,000 has been provided for uncollectible trade accounts receivable.

Earnings (loss) per Common Share

Basic earnings (loss) per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings (loss) per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three and six months ended September 30, 2024, or 2023. As a result, basic and diluted weighted average common shares outstanding are identical for the three and six months ended September 30, 2024, and 2023.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of September 30, 2024, the Company had right-of-use assets of $77,881 and lease liabilities of $93,065 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the consolidated balance sheet. As of September 30, 2024, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases is seven months and 5.5%, respectively. During the six-month period ended September 30, 2024, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $80,284, which is included as an operating cash outflow within the condensed consolidated statements of cash flows. During the six-month period ended September 30, 2024, the operating lease costs related to the Company’s operating leases was $81,038 which is included in operating costs and expenses in the consolidated statements of operations. During the six-month period ended September 30, 2023, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $77,945, which is included as an operating cash outflow within the condensed consolidated statements of cash flows. During the six-month period ended September 30, 2023, the operating lease costs related to the Company’s operating leases was $75,268 which is included in operating costs and expenses in the consolidated statements of operations.

The future minimum payments under operating leases are as follows for the fiscal periods ended March 31:

2025	$80,284
2026	13,381
Total operating lease payments	$93,665
Less: amounts representing interest	(600)
Present value of net operating lease payments	$93,065
Less: current portion	93,065
Long-term portion of operating lease obligations	$—

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

OVERVIEW

We are in the business of marketing and distributing safety and security products. Our financial statements detail our sales and other operational results for the three and six-month periods ended September 30, 2024, and 2023.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 and 2023

Sales. Net sales for the three months ended September 30, 2024, were $7,203,269 compared to $3,717,455 for the comparable three months in the prior year, an increase of $3,485,814 (93.8%). Sales increased principally due to the timing of orders from a large retail customer.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 27.7% and 35.2% of sales for the quarters ended September 30, 2024, and 2023, respectively. Gross margins for the three-month period ended September 30, 2024, decreased principally due to an increase in the allowance for excess and obsolete inventory recorded during the period ended September 30, 2024. In addition, gross margins in the current quarter decreased due to continued increases in the cost of certain electronic components and variations in the mix of products sold. Gross margins were negatively impacted in the period ended September 30, 2023, principally due to increases in the cost of certain electronic components.

Expenses. Selling, general and administrative expenses were $1,209,352 for the three months ended September 30, 2024, compared to $1,334,351 for the comparable three months in the prior year. As a percentage of net sales, these expenses decreased to 16.8% for the three-month period ended September 30, 2024, from 35.9% for the 2023 period. These expenses decreased as a percentage of net sales principally since selling, general, and administrative expenses do not increase or decrease in direct proportion to changes in sales. These expenses decreased as a dollar amount principally due to the timing of expenditures related to efforts in the current quarter and the comparable quarter of the prior year to pursue strategic alternatives and merger activities.

Engineering and product development expenses were $110,371 for the three-month period ended September 30, 2024, and $131,415 for the comparable quarter of the prior year, a $21,044 (16.0%) decrease. These expenses decreased primarily due to a reduction in product development costs.

Interest Expense. Our interest expense was $89,642 for the quarter ended September 30, 2024, compared to interest expense of $33,509 for the quarter ended September 30, 2023. Interest expense is dependent upon the total amounts borrowed from the Factor and changes in interest rates during the period as compared to the corresponding period of the prior year.

Net Income (Loss). We reported net income of $576,978 for the quarter ended September 30, 2024, compared to a net loss of $186,425 for the corresponding quarter of the prior fiscal year, a $763,403 (409.5%) increase in net income. Net income increased principally due to the timing of orders to a large retailer as discussed above.

Six Months Ended September 30, 2024 and 2023

Sales. Net sales for the six months ended September 30, 2024, were $11,801,785 compared to $10,416,226 for the comparable six months in the prior period, an increase of $1,385,559 (13.3%). Sales increased principally due to the timing of orders to a large retailer, and due to improvements in deliveries of products, due to the easing of supply chain disruptions in shipping and handling of containers at California ports of entry. While delays in manufacturing and shipping have improved somewhat over the past fiscal year, we continue to experience delays in receiving inventory for sale.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 26.1% for the period ended September 30, 2024, and 29.0% for the period ended September 30, 2023. Gross margins for the six-month period ended September 30, 2024, decreased principally due to an increase in the allowance for excess and obsolete inventory recorded during the period ended September 30, 2024. Gross margins are also impacted by variations in the mix of products sold and due to continued increases in the cost of certain electronic components.

Expenses. Selling, general and administrative expenses were $2,606,773 for the six months ended September 30, 2024, compared to $2,757,290 for the comparable six months in the prior year. As a percentage of sales, these expenses were 22.1% for the six-month period ended September 30, 2024, and 26.5% for the comparable 2023 period. These expenses decreased as a percentage of net sales principally since selling, general, and administrative expenses do not increase or decrease in direct proportion to changes in sales. These expenses decreased as a dollar amount principally due to the timing of expenditures related to efforts in the current six-month period and the comparable period of the prior year to pursue strategic alternatives and merger activities.

Engineering and product development expenses were comparable at $197,972 for the six months ended September 30, 2024, to $196,378 for the comparable period of the prior year.

Interest Expense. Our interest expense was $134,530 for the six months ended September 30, 2024, compared to interest expense of $84,005 for the six months ended September 30, 2023. Interest expense is dependent upon the total amounts borrowed from the Factor and changes in interest rates during the period as compared to the corresponding period of the prior year.

Net Income (Loss). We reported net income of $134,772 for the six months ended September 30, 2024, compared to a net loss of $21,295 for the corresponding period of the prior fiscal year, an increase in net income of $156,067 (732.9%).

Operating activities used cash of $3,278,163 for the six months ended September 30, 2024. This was primarily due to an increase in accounts receivable and amount due from factor of $3,150,214, and an increase in inventories and prepaid expenses of $1,154,669, and partially offset by an increase in accounts payable and accrued expenses of $888,890 and net income of $134,772. Operating activities provided cash of $650,519 for the six months ended September 30, 2023. This was primarily due to a decrease in accounts receivable and amount due from factor of $534,490, and an increase in accounts payable and accrued expenses and of $1,239,275, and partially offset by an increase in inventories, prepaid expenses of $1,105,053 and a net loss of $21,295.

There were no investing activities for the six months ended September 30, 2024, or 2023.

Financing activities provided cash of $3,447,281 during the six months ended September 30, 2024, which is comprised of borrowings net of repayments to the factor. Financing activities used cash of $547,203 during the six months ended September 30, 2023, which is comprised of repayments net of borrowings from the factor.

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

Changes in Internal Control over Financial Reporting

There have been no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2024.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 5.	OTHER INFORMATION

As previously announced, while the Company continues to generate sufficient capital to satisfy the ongoing cash requirements for its current operations, management has been seeking access to additional funding or other resources, or the right strategic business combination, which would allow the Company to drive long term value for its shareholders while taking advantage of sales growth opportunities that the Company seeks to execute.

In furtherance thereof, as previously announced on October 31, 2024, and subsequent to September 30, 2024, the Company entered into an Asset Purchase Agreement with Feit Electric Company, Inc. (Feit) pursuant to which Feit agreed to acquire certain inventory and non-tangible assets of the Company, constituting substantially all of the assets of the Company. The Closing is subject to the satisfaction or waiver of certain customary closing conditions, including but not limited to, the approval of the transaction by the requisite vote of the stockholders of the Company. For additional information, please refer to the Company’s Current Report on Form 8-K filed by the Company on October 31, 2024.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated November 19, 2024*
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and March 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2024 and 2023, (v) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended September 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: November 19, 2024	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer