Form 10-Q
period 2024-12-31
UNIVERSAL SECURITY INSTRUMENTS INC
filed 2025-02-14
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	UUU	NYSE MKT LLC

At February 14, 2025, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	(unaudited)	(audited)
	December 31, 2024	March 31, 2024
CURRENT ASSETS
Cash	$58,882	$65,081

Accounts receivable:
Trade, less provision for credit losses of $325,000	535,565	1,101,991
Other receivables	8,000	5,500
Total accounts receivable	543,565	1,107,491

Amount due from factor	2,734,008	2,202,663
Inventories - finished goods net of allowance for excess and obsolete inventories of $400,000 at December 31, 2024 and $100,000 at March 31, 2024	6,060,327	4,751,826
Prepaid expenses	123,744	226,732

TOTAL CURRENT ASSETS	9,520,526	8,353,793

INTANGIBLE ASSETS - NET	27,947	31,301
PROPERTY AND EQUIPMENT – NET	39,914	159,656

TOTAL ASSETS	$9,588,387	$8,544,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$1,499,653	$768,853
Short-term portion of operating lease liability	53,289	158,742
Accounts payable - trade	891,183	870,323
Accounts payable – Eyston Company, Ltd.	2,540,767	1,501,169
Accrued liabilities:
Accrued payroll and employee benefits	148,449	154,878
Accrued commissions and other	293,886	114,428

TOTAL CURRENT LIABILITIES	5,427,227	3,568,393

LONG-TERM PORTION OF OPERATING LEASE LIABILITY	—	13,330

TOTAL LONG-TERM LIABILITIES	—	13,330

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at December 31, 2024 and March 31, 2024	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(8,747,810)	(7,945,943)

TOTAL SHAREHOLDERS’ EQUITY	4,161,160	4,963,027
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,588,387	$8,544,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2024	2023

Net sales	$5,535,148	$4,654,978

Cost of goods sold	4,513,137	3,153,071

GROSS PROFIT	1,022,011	1,501,907

Selling, general and administrative expense	1,762,446	1,310,872
Engineering and product development expense	130,395	77,295

Operating (loss) income	(870,830)	113,740

Other expense:
Interest income	—	24,746
Interest expense	(77,409)	(36,310)

Net (loss) income before taxes	(948,239)	102,176

Provision for income tax benefit	11,600	—

NET (LOSS) INCOME	$(936,639)	$102,176

Earnings per share:
Basic and diluted	$(0.40)	$0.04

Shares used in computing earnings per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended December 31,
	2024	2023

Net sales	$17,336,933	$15,071,204

Cost of goods sold	13,229,275	10,552,919

GROSS PROFIT	4,107,658	4,518,285

Selling, general and administrative expense	4,369,219	4,068,162
Engineering and product development expense	328,367	273,673

Operating (loss) income	(589,928)	176,450

Other (expense):
Interest income	—	24,746
Interest expense	(211,939)	(120,315)

NET (LOSS) INCOME	$(801,867)	$80,881

Earnings per share:
Basic and diluted	$(0.35)	$0.03

Shares used in computing (loss) earnings per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2024

(Unaudited)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2024	2,312,887	$23,129	$12,885,841	$(7,945,943)	$4,963,027

Net loss				(442,206)	(442,206)

Balance at June 30, 2024	2,312,887	$23,129	$12,885,841	$(8,388,149)	$4,520,821

Net income				576,978	576,978

Balance at September 30, 2024	2,312,887	$23,129	$12,885,841	$(7,811,171)	$5,097,799

Net loss				(936,639)	(936,639)

Balance at December 31, 2024	2,312,887	$23,129	$12,885,841	$(8,747,810)	$4,161,160

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

UNIVERSAL SECURITY INSTRUMENTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(801,867)	$80,881
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,313	9,426
Allowance for excess and obsolete inventory	300,000	—

Changes in operating assets and liabilities:
Decrease in accounts receivable and amount due from factor	32,581	311,821
Increase in inventories, prepaid expenses	(1,505,513)	(1,050,814)
Increase in accounts payable and accrued expenses	1,233,487	874,648

NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(736,999)	225,962

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net borrowing (repayment) - Line of Credit – Factor	730,800	(338,286)

NET DECREASE IN CASH	(6,199)	(112,324)

Cash at beginning of period	65,081	151,502

CASH AT END OF PERIOD	$58,882	$39,178

SUPPLEMENTAL INFORMATION:
Interest paid	$211,939	$120,315

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

Asset Purchase Agreement

As previously announced, management has been seeking access to additional funding or other resources, or the right strategic business combination, which would allow the Company to drive long-term value for its shareholders while taking advantage of sales growth opportunities that the Company seeks to execute.

In furtherance thereof, as previously announced on October 31, 2024, the Company entered into an Asset Purchase Agreement with Feit Electric Company, Inc. (Feit) pursuant to which Feit agreed to acquire certain inventory and non-tangible assets of the Company, constituting substantially all of the assets of the Company. The Closing is subject to the satisfaction or waiver of certain customary closing conditions, including but not limited to, the approval of the transaction by the requisite vote of the stockholders of the Company. The special meeting of the shareholders to approve the sale and related actions was called on January 23, 2025, but, due to insufficient votes to approve the transactions, was adjourned until March 6, 2025. In addition, in the event the sale of assets and related transactions are not approved by shareholders, the Company will consider delisting its shares from the NYSE and terminating its periodic reporting obligations under the federal securities laws thereby limiting access to shareholder information and significantly reducing shareholders’ ability to buy and sell shares. For additional information, please refer to the Company’s Current Report on Form 8-K filed by the Company on January 23, 2025.

Liquidity and Capital Resources

During the nine-month period ending December 31, 2024, the Company recorded a net loss of $801,867 and used cash of $736,999 in operating activities. Approximately $435,000 of the loss from operations is related to costs incurred in furtherance of the proposed sale of the operating assets of the Company in accordance with the Asset Purchase Agreement noted above. These expenditures used significant cash and have negatively impacted the Company’s availability of cash advances under its factoring agreement. The Company has previously disclosed that it has limited financial resources and access to capital. Financing is limited to amounts available under the factoring agreement as discussed below. The uncertainty associated with the recurring operating losses, and limited financial resources and access to capital, raise substantial doubt about our ability to continue as a going concern for at least one-year after the date the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

Line of Credit – Factor

The Company entered into an Agreement with Merchant Financial Group (Merchant) for the purpose of factoring the Company’s trade accounts receivable. Under the Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. In accordance with the Agreement Merchant may, from time to time, and in their sole discretion, approve advances in excess of our currently available trade accounts receivable balances. The Agreement, which was extended and expires on January 6, 2026, provides for continuation of the program for successive two-year periods until terminated by one of the parties to the Agreement. The amount available to borrow from Merchant is approximately $324,000 at December 31, 2024. Advances on factored trade accounts receivable are secured by all assets, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (effective rate 9.5% at December 31, 2024). Advances under the Agreement are made at the sole discretion of Merchant, based on their assessment of the receivables and inventory, and our financial condition at the time of each request for an advance. At December 31, 2024 there was $1,499,653 borrowed and outstanding under the terms of the factoring agreement.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US-GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. During the nine-month period ending December 30, 2024, management increased the reserve for excess and obsolete inventory by $300,000 to reflect potential losses arising from the sale of inventory under a proposed asset purchase agreement as discussed earlier.

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

Disaggregation of Revenue

The Company presents below revenue associated with sales of products acquired from Eyston Company Ltd. (Eyston) separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the three and nine months ended December 31, 2024, and 2023 are as follows:

	Three months ended		Nine months ended
	Dec. 31, 2024	Dec. 31, 2023	Dec. 31, 2024	Dec. 31, 2023
Sales of products acquired from Eyston	$4,929,918	$4,066,699	$15,420,952	$12,861,878
Sales of GFCI’s and ventilation fans	605,230	588,279	1,915,981	2,209,326
	$5,535,148	$4,654,978	$17,336,933	$15,071,204

Concentrations

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company acquires all of the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. In addition, the Company had two customers in the nine-month period ended December 31, 2024, that represented 23.9%, and 14.0% of the Company’s net sales, with the same two customers representing 10.7% and 15.8% of the Company’s net sales for the three-month period ended December 31, 2024. These customers represented 15.9% and 16.5%, respectively, of the total trade accounts receivable at December 31, 2024.

The Company had three customers in the nine-month period ended December 31, 2023, that represented 15.7%, 15.0%, and 13.0% of the Company’s net sales. These three customers represented 10.1%, 10.7%, and 18.6% of the Company’s net sales, respectively in the three-month period ended December 31, 2023.

Related Party Transactions

During the three and nine-month periods ended December 31, 2024, inventory purchases and other company expenses of approximately $67,000 and $1,013,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. During the three and nine-month periods ended December 31, 2023, inventory purchases and other company expenses of approximately $421,000 and $1,121,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives mileage benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the nine-month period ended December 31, 2024, and 2023 amounted to $285,333 and $167,435, respectively. The amount due to Mr. Grossblatt at December 31, 2024 amounted to approximately $2,000.

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

Management assesses the credit risk of both its trade accounts receivable and its financing receivables. A provision for credit losses is provided based on that assessment. Changes in the provision are charged to operations in the period the change is determined. Amounts ultimately determined to be uncollectible are eliminated from the receivable accounts and from the provision for credit losses in the period that the receivables’ status is determined to be uncollectible.

Based on the nature of the factoring agreement and prior experience, no provision for credit losses related to Amounts Due from Factor has been provided. At December 31, 2024 and March 31, 2024 a provision for credit losses of approximately $325,000 has been provided for uncollectible trade accounts receivable.

Earnings (loss) per Common Share

Basic earnings (loss) per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings (loss) per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three and nine months ended December 31, 2024, or 2023. As a result, basic and diluted weighted average common shares outstanding are identical for the three and nine months ended December 31, 2024, and 2023.

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

Effective March 2022, we extended our operating lease for a 15,000 square foot office and warehouse located in Baltimore County, Maryland to expire in April, 2025 subject to a right to terminate the lease if the Company enters into a binding agreement to sell the assets of the Company. No option to continue the lease beyond April 2025 has been provided in the lease extension. Monthly rental expense, with common area maintenance, currently approximates $15,000 and increases 3.0% per year.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of December 31, 2024, the Company had right-of-use assets of $38,940 and lease liabilities of $53,289 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the consolidated balance sheet. As of December 31, 2024, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases is four months and 5.5%, respectively. During the nine-month period ended December 31, 2024, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $120,425, which is included as an operating cash outflow within the condensed consolidated statements of cash flows. During the nine-month period ended December 31, 2024, the operating lease costs related to the Company’s operating leases was $120,425 which is included in operating costs and expenses in the consolidated statements of operations. During the nine-month period ended December 31, 2023, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was $116,918, which is included as an operating cash outflow within the condensed consolidated statements of cash flows. During the nine-month period ended December 31, 2023, the operating lease costs related to the Company’s operating leases was $116,918 which is included in operating costs and expenses in the consolidated statements of operations.

The future minimum payments are as follows for the remaining fiscal periods ended March 31:

2025	$40,142
2026	13,381
Total operating lease payments	$53,523
Less: amounts representing interest	(204)
Present value of net operating lease payments	$53,319
Less: current portion	53,319
Long-term portion of operating lease obligations	$—

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

OVERVIEW

We are in the business of marketing and distributing safety and security products. Our financial statements detail our sales and other operational results for the three and nine-month periods ended December 31, 2024, and 2023.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2024 and 2023

Sales. Net sales for the three months ended December 31, 2024, were $5,535,148 compared to $4,654,978 for the comparable three months in the prior year, an increase of $880,170 (18.9%). Sales increased principally due to the timing of orders from a large retail customer.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 18.5% and 32.3% of sales for the quarters ended December 31, 2024, and 2023, respectively. Gross margins for the three-month period ended December 31, 2024, decreased principally due to the bulk sale of certain excess and obsolete inventory at reduced gross profit margins. In addition, gross margins in the current and prior comparable three-month periods were impacted by variations in the mix of products sold.

Expenses. Selling, general and administrative expenses were $1,762,446 for the three months ended December 31, 2024, compared to $1,310,872 for the comparable three months in the prior year. As a percentage of net sales, these expenses increased to 31.8% for the three-month period ended December 31, 2024, from 28.2% for the 2023 period. These expenses increased as a dollar amount principally due to the timing of expenditures comprised principally of legal, proxy solicitation, proxy tabulation, and consulting business advisors related to efforts in the current quarter to pursue the previously mentioned Asset Purchase Agreement pursuant to which the Company has agreed, subject to shareholder approval, to sell certain inventory and non-tangible assets of the Company, constituting substantially all of the assets of the Company.

Engineering and product development expenses were $130,395 for the three-month period ended December 31, 2024, and $77,295 for the comparable quarter of the prior year, a $53,100 (68.7%) increase. These expenses increased primarily due to an increase in product development costs.

Interest Expense. Our interest expense was $77,409 for the quarter ended December 31, 2024, compared to interest expense of $36,310 for the quarter ended December 31, 2023. Interest expense is dependent upon the total amounts borrowed from the Factor and changes in interest rates during the period as compared to the corresponding period of the prior year.

Net (Loss) Income. We reported a net loss of $936,639 for the quarter ended December 31, 2024, compared to net income of $102,176 for the corresponding quarter of the prior fiscal year, a $1,038,815 decrease in net income. Net income decreased principally due to lower gross profit margins as discussed above and due to expenditures related to efforts in the current quarter to pursue strategic alternatives and merger activities.

Nine Months Ended December 31, 2024 and 2023

Sales. Net sales for the nine months ended December 31, 2024, were $17,336,933 compared to $15,071,204 for the comparable nine months in the prior period, an increase of $2,265,729 (15.0%). Sales increased principally due to the timing of orders to a large retailer, improvements in deliveries of products, and the easing of supply chain disruptions in shipping and handling of containers at California ports of entry. While delays in manufacturing and shipping have improved somewhat over the past fiscal year, we continue to experience delays in receiving inventory for sale.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 23.7% for the period ended December 31, 2024, and 30.0% for the period ended December 31, 2023. Gross margins for the nine-month period ended December 31, 2024, decreased principally due to an increase in the allowance for excess and obsolete inventory recorded during the nine-month period ended December 31, 2024, and due to the bulk sale of certain excess and obsolete inventory at reduced gross profit margins. In addition, gross margins in the nine-month period decreased due to increases in the cost of certain electronic components and variations in the mix of products sold. Gross margins are also impacted by variations in the mix of products sold and due to continued increases in the cost of certain electronic components.

Expenses. Selling, general and administrative expenses were $4,369,219 for the nine months ended December 31, 2024, compared to $4,068,162 for the comparable nine months in the prior year. As a percentage of sales, these expenses were 25.2% for the nine-month period ended December 31, 2024, and 27.0% for the comparable 2023 period. These expenses increased as a dollar amount principally due to the timing of expenditures related to efforts in the current nine-month period and the comparable period of the prior year to pursue strategic alternatives and merger activities.

Engineering and product development expenses were $328,367 for the nine months ended December 31, 2024, compared to $273,673 for the comparable period of the prior year. These expenses increased primarily due to an increase in product development costs.

Interest Expense. Our interest expense was $211,939 for the nine months ended December 31, 2024, compared to interest expense of $120,315 for the nine months ended December 31, 2023. Net interest income of $24,746 was earned in the nine month period ended December 31, 2023 primarily on refunded customs charges. Interest expense is dependent upon the total amounts borrowed from the Factor and changes in interest rates during the period as compared to the corresponding period of the prior year.

Net (Loss) Income. We reported a net loss of $801,867 for the nine months ended December 31, 2024, compared to net income of $80,881 for the corresponding period of the prior fiscal year, a decrease in net income of $882,748. Net income decreased principally due to lower gross profit margins as discussed above and due to expenditures related to efforts in the nine months ended December 31, 2024, to pursue strategic alternatives and merger activities.

Operating activities used cash of $736,999 for the nine months ended December 31, 2024. This was primarily due to a decrease in accounts receivable and amount due from factor of $32,581, and an increase in accounts payable and accrued expenses of $1,233,487, offset by an increase in inventories and prepaid expenses of $1,505,513, and a net loss of $801,867. Operating activities provided cash of $225,962 for the nine months ended December 31, 2023. This was primarily due to net income of $80,881, a decrease in accounts receivable and amount due from factor of $311,821, and an increase in accounts payable and accrued expenses of $874,648, and offset by an increase in inventories, prepaid expenses of $1,050,814.

There were no investing activities for the nine months ended December 31, 2024, or 2023.

Financing activities provided cash of $730,800 during the nine months ended December 31, 2024, and used cash of $338,286 during the nine months ended December 30, 2023, which is comprised of borrowings from the factor net of repayments.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ending December 31, 2024, the Company recorded a net loss of $801,867 and used cash of $736,999 in operating activities. Approximately $435,000 of the loss from operations is related to costs incurred in furtherance of the proposed sale of the operating assets of the Company in accordance with the Asset Purchase Agreement noted above. These expenditures used significant cash and have negatively impacted the Company’s availability of cash advances under its factoring agreement. The Company has previously disclosed that it has limited financial resources and access to capital. Financing is limited to amounts available under the factoring agreement as previously discussed. The uncertainty associated with the recurring operating losses, and limited financial resources and access to capital, raise substantial doubt about our ability to continue as a going concern for at least one-year after the date the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

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

A material weakness arose during the fiscal years ended March 31, 2024, and 2023, in the management review controls over classification of and disclosure of amounts within the financial statements. In remediation thereof, the Company now requires the concurrence of two members of management in its review of the classification of, and disclosure of amounts within the financial statements.

A material weakness arose during the fiscal years ended March 31, 2024, and 2023, in the management review controls over the classification of and accounting for income taxes. In remediation thereof, the Company now requires the concurrence of two members of management in its review and control over its classification and accounting for income taxes.

A material weakness arose during the fiscal year ended March 31, 2024, in management’s review and control over documentation supporting entries posted to the Company’s general ledger. In remediation thereof, the Company now requires the concurrence of two members of management in its review and control over documentation supporting entries posted to the Company’s general ledger.

Changes in Internal Control over Financial Reporting

There have been no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2024.

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

In furtherance thereof, as previously announced on October 31, 2024, the Company entered into an Asset Purchase Agreement with Feit Electric Company, Inc. (Feit) pursuant to which Feit agreed to acquire certain inventory and non-tangible assets of the Company, constituting substantially all of the assets of the Company. The Closing is subject to the satisfaction or waiver of certain customary closing conditions, including but not limited to, the approval of the transaction by the requisite vote of the stockholders of the Company. A special meeting of the shareholders is scheduled for March 6, 2025, to vote on the proposal. For additional information, please refer to the Company’s Current Report on Form 8-K filed by the Company on January 23, 2025.

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
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2024 and March 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2024 and 2023, (v) Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended December 31, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SECURITY INSTRUMENTS, INC.
(Registrant)

Date: February 14, 2025	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer