Form 10-K
period 2025-03-31
UNIVERSAL SAFETY PRODUCTS, INC.
filed 2025-07-29
CIK 102109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2025 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-31747

UNIVERSAL SAFETY PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	52-0898545
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

11407 Cronhill Drive, Suite A, Owings Mills, Maryland	21117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(410) 363-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	UUU	NYSE American LLC

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

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the New York Stock Exchange (NYSE American LLC) on September 30, 2024, was $2,395,496.

The number of shares of common stock outstanding as of July 25, 2025, was 2,312,887.

UNIVERSAL SAFETY PRODUCTS, INC.

2025 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

General

Universal Safety Products, Inc., formerly “Universal Security Instruments, Inc.” (“we” or “the Company”) designs and markets a variety of popularly priced safety products which, during the period covered by this Annual Report, consisted primarily of smoke alarms, carbon monoxide alarms and related products. Most of our products require minimal installation and are designed for easy installation by the consumer without professional assistance and are sold through retail stores. We also market products to the electrical distribution trade through our wholly owned subsidiary, Universal Safety Electric, Inc., formerly, USI Electric, Inc. (“Universal Electric”). The electrical distribution trade includes electrical and lighting distributors as well as manufactured housing companies. Products sold by Universal Electric usually require professional installation.

As previously announced, management had been seeking access to additional funding or other resources, or the right strategic business combination, which would allow the Company to drive long-term value for its shareholders while taking advantage of sales growth opportunities that the Company seeks to execute. In furtherance thereof, as previously announced on October 31, 2024, the Company entered into an Asset Purchase Agreement with Feit Electric Company, Inc. (“Feit”) pursuant to which Feit agreed to acquire the smoke and carbon monoxide alarm portion of the Company’s business and the non-tangible assets of the Company, including but not limited to the trade name of Universal Security Instruments, Inc. and Universal Electric, Inc. The Closing was subject to the approval of the transaction by the requisite vote of the shareholders of the Company. A special meeting of the shareholders to approve the sale and related actions was held on April 15, 2025, and the asset sale was approved. Accordingly on May 22, 2025, the Company closed on the asset sale to Feit pursuant to the terms of the Asset Purchase Agreement. The assets held for sale in accordance with the Asset Purchase Agreement at March 31, 2025, are shown separately in the financial statements accompanying this Annual Report and are valued at the lower of the assets carrying value or fair value less selling cost. The Company currently intends to continue importing and marketing its product lines other than smoke alarms and carbon monoxide alarms and is exploring other business opportunities to drive long-term value for our shareholders.

Our sales for the year ended March 31, 2025, were $23,563,554 compared to $19,517,673 for the year ended March 31, 2024. We reported net income of $500,684 in fiscal 2025 compared to a net loss of $695,790 in fiscal 2024, an increase in net income of $1,196,474. The increase in the net income for the fiscal year ended March 31, 2025, is attributed primarily to an increase in sales to retail customers, and to recording an income tax benefit associated with the reversal of a portion of the reserve for deferred tax assets arising from the gain on the sale of assets discussed above. In addition, as further discussed later, certain revisions increasing the net loss in the prior year have been recorded.

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

Safety Products

During the period covered by this Annual Report, we marketed a line of residential smoke and carbon monoxide alarms under the trade names “UNIVERSAL” and “USI Electric” both of which were manufactured by Eyston Company Limited (Eyston) in the Peoples Republic of China (PRC), a principal supplier of the Company’s products.

Our line of safety alarms consisted of units powered by replaceable batteries, ten-year sealed batteries, or 120-volt units with a battery backup. Our replaceable battery products contained different types of batteries with different battery lives, and some included alarm silencers. The smoke alarms marketed to the electrical distribution trade also included hearing impaired and heat alarms with a variety of features. We also market door chimes, ventilation products, ground fault circuit interrupters (GFCI’s), and other electrical devices.

Our Universal Electric subsidiary focused its sales and marketing efforts to maximize safety product sales, especially smoke alarms and carbon monoxide alarms manufactured by Eyston, to the electrical distribution trade.

Import Matters

We import all our products. As an importer, we are subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions, and currency fluctuations. Substantially all our safety products are imported from the People’s Republic of China. Certain of these products are currently subject to tariffs of twenty-five percent. Subsequent to March 31, 2025 tariffs on these products increased to 55%. The imposition of and modification of tariffs during the latter half of the current fiscal year ended March 31, 2025, and subsequent thereto, has increased uncertainty as to the short-term sustainability of importing products from our principal suppliers. If the Company is unable to import products at a competitive price point our sales could be adversely affected.

We have attempted to protect ourselves from fluctuations in currency exchange rates to the extent possible by negotiating commitments in U.S. dollars. Our inventory purchases are also subject to delays in delivery due to problems with shipping and docking facilities, as well as other problems associated with purchasing products abroad.

Sales and Marketing; Customers

We sell our products to various customers, and our total sales market can be divided generally into two categories; sales by the Company to retailers, including wholesale distributors, chain, discount, television retailers and home center stores, catalog and mail order companies and other distributors (“retailers”), and sales by our Universal Electric subsidiary to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies) and foreign customers. Products marketed by the Company have historically been retailed to “do-it-yourself” consumers by these retailers. Products marketed by our USI Electric subsidiary to the electrical distribution trade typically require professional installation. We do not currently market a significant portion of our products directly to end users.

A significant portion of our sales are made by approximately 40 independent sales organizations, compensated by commission, which represents approximately 100 sales representatives, some of which have warehouses where Universal Electric products are maintained for sale. We expect that, as a result of the previously discussed sale of a portion of the Company’s business operations, there will be changes in the number and make up of these independent sales organizations. In addition, the Company established a national distribution system with eight regional stocking warehouses throughout the United States which generally enables customers to receive their orders the next day without paying for overnight freight charges. Our agreements with these sales organizations are generally cancelable by either party upon 30 days notice. We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business. Sales are also made directly by the officers and certain full-time employees of the Company and our Universal Electric subsidiary, some of whom have other responsibilities for the Company. Sales outside the United States are made through exporters and amounted to less than five percent of total net sales in fiscal years 2025 and 2024.

During the period covered by this Annual Report, we also marketed our products through our website and through our own sales catalogs and brochures, which were mailed directly to customers. Our customers, in turn, may advertise our products in their own catalogs and brochures and in their ads in newspapers and other media. We also exhibit and sell our products at various trade shows, including the annual National Hardware Show.

Our backlog of orders as of March 31, 2025, was approximately $2,142,000. Our backlog as of March 31, 2024, was approximately $5,314,000. The decrease in backlog is primarily due to pending orders to a large retailer in the prior fiscal year that were delayed due to a backlog in critical components and shipping delays.

Suppliers

The majority of our products are manufactured for us by Eyston and amounted to approximately 96.3% and 84.3% of our purchases for the fiscal years ended March 31, 2025, and 2024, respectively. Certain other private label products are also manufactured for us by foreign suppliers. We believe that our relationships with our suppliers are good. The loss of any of our other suppliers would have a short-term adverse effect on our operations, but replacement sources for these suppliers could be developed.

Competition

In fiscal years 2025 and 2024, sales of safety products accounted for substantially all of our total sales. In the sale of smoke alarms and carbon monoxide alarms, we competed in all of our markets with First Alert and Walter Kidde Portable Equipment, Inc. These companies have greater financial resources and financial strength than we have. However, we believe that these products competed favorably in the market primarily on the basis of styling, features, and pricing.

The safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Employees

As of March 31, 2025, we had eleven employees, seven of whom are engaged in administration and sales, and the balance of whom are engaged in product development. Our employees are not unionized, and we believe that our relations with our employees are satisfactory.

Future Business

Subsequent to the May 22, 2025 asset sale to Feit, we intend to continue importing and marketing our product lines, other than smoke alarms and carbon monoxide alarms, and we are exploring other business opportunities to drive long-term value for our shareholders.

ITEM 1A.	RISK FACTORS

Because we are a smaller reporting company, this section is not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

We rely upon internally and externally managed information technology systems and networks for the collection and storage of sensitive data and business information. We approach cybersecurity risks with a comprehensive risk management and governance strategy designed to assess, identify, and manage cybersecurity risks to our business.

Risk Management and Strategy

Our cybersecurity program is designed to detect cybersecurity threats and vulnerabilities, protect our information systems from such threats, and ensure the confidentiality, integrity, and availability of systems and information used, owned, or managed by us. Our focus is on protecting sensitive information, such as the personal information of our customers and employees, and confidential business information that a competitor or a malicious actor could leverage. Our cybersecurity program has several components, including the adoption of information security protocols, standards, and guidelines consistent with industry best practices and engaging third-party service providers to conduct security assessments.

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats and have integrated these processes into our overall risk management systems and processes. We conduct regular risk assessments to identify cybersecurity threats and assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identifying reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. Following these risk assessments, we implement and maintain reasonable safeguards to minimize identified risks, reasonably address any identified gaps in existing safeguards, and regularly monitor the effectiveness of our safeguards.

We have implemented technical solutions designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, antimalware and endpoint protection functionality, and access and identity controls. We regularly evaluate, monitor, and improve these solutions. As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards.

We have not experienced any cybersecurity incidents that have been determined to affect us materially, our business strategy, results of operations, or financial condition. As external events evolve, we will continue to evaluate and address these conditions as needed.

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole.

ITEM 2.	PROPERTIES

Effective April 2025, we extended our operating lease for a 15,000 square foot office and warehouse located in Baltimore County, Maryland to expire in October 2025. Monthly rental expense, with common area maintenance is currently approximates $15,000.

Effective March 2003, we entered into an operating lease for office space in Naperville, Illinois. This lease, consisting of 3,400 square feet, is continued on a month-to-month basis and expired on June 30, 2025. The Company did not renew the lease upon expiration. The monthly rental, with common area maintenance, was approximately $4,900 per month during the current fiscal year.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock, $.01 par value (the “Common Stock”) trades on the NYSE American LLC exchange, under the symbol UUU. As of July 18, 2025, there were 121 record holders of the Common Stock. The closing price for the Common Stock on that date was $3.29. We have not paid any cash dividends on our common stock, and it is our present intention to retain all cash flow for use in future operations.

Equity Compensation Information

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

During the period covered by this Annual Report, we were in the business of marketing and distributing safety and security products which are primarily manufactured in the Peoples Republic of China (PRC). Our consolidated financial statements detail our sales and other operational results. Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2025, and 2024 relate to the operational results of the Company and its consolidated subsidiary.

Our overall sales are primarily dependent upon the strength of the U.S. housing market. As stated elsewhere in this report, our Universal Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies); conditions that impact new home construction and new home sales directly impacts sales by our Universal Electric subsidiary. Our operating results for the fiscal years ended March 31, 2025, and 2024 continue to be dependent upon the economic conditions of the U.S. housing market.

The importation of certain wiring devices, carbon-monoxide alarms, and photo-electric alarms are currently subject to tariffs of 25%, and subsequent to March 31, 2025 tariffs on these products increased to 55%. The imposition of and modification of tariffs during the latter half of the current fiscal year ended March 31, 2025, and subsequent thereto, has increased uncertainty as to the short-term sustainability of importing products from our principal suppliers. If the Company is unable to import products at a competitive price point our sales could be adversely affected.

Subsequent to the May 22, 2025 asset sale to Feit, we intend to continue importing and marketing our product lines other than smoke alarms and carbon monoxide alarms and we are exploring. Our ability to sell those products at competitive prices depends, among other things, on the tariffs to which imports of those products will be subject. We also are exploring strategic alternatives available to the Company and other business opportunities to drive long-term value for our shareholders. As previously announced, on April 15, 2025, the Company entered into a Memorandum of Understanding (MOU) with Ault & Company, Inc., a Delaware corporation (“A&C”), with respect to the investment in the Company of operating capital for a business to be mutually agreed upon by the Company and A&C. In accordance with provisions of the MOU, the Company added two Board of Director seats and appointed new directors selected by A&C to fill the available seats.

Comparison of Results of Operations for the Years Ended March 31, 2025 and 2024

Sales. In fiscal year 2025, our net sales were $23,563,554 compared to sales in the prior year of $19,517,673, an increase of $4,045,881 (20.7%). The increase in the net income for the fiscal year ended March 31, 2025, is attributed primarily to an increase in sales to retail customers, and to recording an income tax benefit associated with the reversal of a portion of the reserve for deferred tax assets arising from the gain on the sale of assets discussed above. In addition, as further discussed later, certain revisions increasing the net loss in the prior year have been recorded.

Gross Profit. Gross profit percentage is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit percentage for the fiscal year ended March 31, 2025, was 29.0% compared to 28.7% in fiscal 2024. Changes in gross margin is generally attributed to variations in the mix of products sold as certain products are subject to tariff charges that directly impact gross margin.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $6,004,507 in fiscal 2025 from $5,735,584 in fiscal 2024. As a percentage of net sales, these expenses were 25.5% for the fiscal year ended March 31, 2025, and 29.4% for the fiscal year ended March 31, 2024. These expenses decreased as a percentage of net sales as they do not change in direct proportion to a change in sales. These expenses increased as a dollar amount due primarily to increased freight costs, insurance, and professional fees.

Engineering and Product Development. Engineering and product development expense for the fiscal year ended March 31, 2025, was $424,849. Engineering and product development expense for the fiscal year ended March 31, 2024, was $427,234. Engineering and product development expense for the 2025 period was comparable to the 2024 period.

Interest Expense and Interest Income. For the fiscal years ended March 31, 2025, and 2024, the Company incurred interest expense of $262,365 and $155,731, respectively, related to borrowing costs associated with interest paid on amounts borrowed from our factor. The increase in interest expense resulted primarily from increased borrowing from our factor during the fiscal year ended March 31, 2025.

For the fiscal year ended March 31, 2024, the Company received interest income of $24,746 related to refunds of customs payments made in the prior fiscal year.

Income Taxes. For the fiscal years ended March 31, 2025, and 2024, our statutory Federal tax rate was 20.0%. The Company has accumulated net operating losses and other income tax credits for which a partial valuation allowance has been established. Accordingly, income taxes or deferred income tax benefits indicated by the provision for income taxes as shown on the Consolidated Statements of Operations for the fiscal years ended March 31, 2025, and 2024, varies from the expected statutory rate. Footnote F to the financial statements provides a reconciliation of the amount of tax that would be expected at statutory rates and the amount of tax expense or benefit provided at the effective rate of tax for each fiscal period.

Net Income. We reported net income of $500,684 for the fiscal year 2025, compared to a net loss of $695,790 for fiscal 2024, an increase in net income of $1,196,474 (172.0%). The increase in the net income for the fiscal year ended March 31, 2025, is attributed to the increase in sales associated with the initial placement sale to a large national retail customer and a deferred tax benefit attributed to the sale of certain assets to Feit as previously discussed.

Financial Condition, Liquidity and Capital Resources

The Company reported net income of $500,684, and a net loss of $695,790 for the years ended March 31, 2025, and 2024, respectively. As of March 31, 2025, working capital (computed as the excess of current assets over current liabilities) increased by $678,311 from $4,485,400 on March 31, 2024, to $5,163,711 on March 31, 2025.

Our operating activities used cash of $1,048,612 for the year ended March 31, 2025. Operating activities used cash principally by increasing trade accounts receivable and amounts due from factor of $1,090,710, increased inventory of $227,396, by decreasing accounts payable, accrued expenses, and lease liability by $350,758, and offset by prepaid expenses of $81,442, and net income of $500,684. In addition, the following non-cash items are reflected in net cash used in operating activities: depreciation and amortization amounted to $164,126, the change in the allowance for excess and obsolete inventory of $300,000, and was offset by changes in the allowance for credit losses of $65,000, and an income tax benefit of $361,000.

Our operating activities provided cash of $604,076 for the year ended March 31, 2024. Operating activities provided cash principally by decreasing trade accounts receiveable and amounts due from factor of $186,806, by increasing accounts payable and accrued expenses by $1,472,394, and offset by increases in inventories of $688,194, increased prepaid expenses of $61,354, a decrease in operating lease liability of $151,230, and a net loss of $695,790. In addition, the following non-cash items are reflected in net cash provided by operating activities: depreciation and amortization amounted to $163,456 and was offset by changes in the allowance for credit losses of $377,988.

Our investing activities did not provide or use cash during the fiscal years ended March 31, 2025 or 2024.

Financing activities provided cash of $1,331,605 reflecting the increase in net borrowing from the Factor during the fiscal year ended March 31, 2025. Financing activities used cash of $690,497 reflecting the decrease in net borrowing from the Factor during the fiscal year ended March 31, 2024.

Overall, our cash increased by $282,993 during the fiscal year ended March 31, 2025, and decreased by $86,421 for the fiscal year ended March 31, 2024.

Our overall sales are primarily dependent upon the strength of the U.S. housing market. As stated elsewhere in this report, our Universal Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies); demand in new home construction and new home sales directly impacts sales by our Universal Electric subsidiary. Our operating results for the fiscal years ended March 31, 2025, and 2024 continue to be dependent upon the economic conditions of the U.S. housing market. Management believes that with an improved housing market and sales of our sealed products, the Company will continue to improve profitability. However, as previously discussed, the imposition of and modification of tariffs during the latter half of the current fiscal year ended March 31, 2025, and subsequent thereto, has increased uncertainty as to the short-term sustainability of importing products from our principal suppliers. If the Company is unable to import products at a competitive price point, our sales could be adversely affected.

Our product offerings, including sealed battery alarm and ground fault circuit interrupter products, compete in price and functionality with similar products offered by our larger competitors. While we believe there will be market acceptance of our products, we cannot be assured of this. Should our products not achieve the level of acceptance we anticipate, this could have a significant effect on our future operations, and our sales may decline, affecting our ability to continue operating in our current fashion.

Our short-term borrowings to finance operations, trade accounts receivable, and foreign inventory purchases are provided pursuant to the terms of our Factoring Agreement with Merchant Factors Corporation (Merchant or Factor). Borrowings under our Factoring Agreement bear interest at prime plus 2% and are secured by all of the Company’s assets. Advances from Merchant are at the sole discretion of Merchant based on their assessment of the Company’s receivables, inventory and financial condition at the time of each request for an advance. The unused availability of this facility totaled approximately $348,000 and $610,000 on March 31, 2025 and 2024, respectively.

As previously discussed, following the May 22, 2025 asset sale to Feit, we intend to continue importing and marketing our product lines other than smoke alarms and carbon monoxide alarms. Virtually all of the products we intend to continue selling are manufactured in the Peoples Republic of China. Our ability to sell those products at competitive prices depends, among other things, on the tariffs to which imports of those products will be subject, and our need for capital to purchase and import these items will depend on our ability to sell those products. We are also exploring other business opportunities to drive long-term value for our shareholders and we will not know our capital needs until we have clearly identified one or more opportunities.

Related Party Transactions

During the fiscal year ended March 31, 2025, and 2024, inventory purchases and other company expenses of approximately $1,097,000 and $1,699,000, respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives travel mileage and other credit card benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2025, and 2024 may include amounts submitted for personal expense reimbursement and amounts paid by Mr. Grossblatt for inventory purchases or other company expenses and amounted to approximately $285,000 and $276,000, respectively, and the amount outstanding at March 31, 2025, and 2024 is approximately $0 and $0, respectively.

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

Assets Held for Sale: As previously discussed in Part I, Item 1, the asset sale to Feit closed on May 22, 2025. Under the terms of the Asset Purchase Agreement, the Company sold finished good inventories of $1,655,000, and all of the Company’s fully amortized intangible assets including, but not limited to, all of the Company’s patents, trademarks, copyrights, and the trade name Universal Security Instruments, Inc. and USI Electric, Inc. Accordingly, the assets held for sale on March 31, 2025 pursuant to the terms of the Asset Purchase Agreement, are shown separately in the financial statements accompanying this Annual Report and are valued at the lower of the carrying value or fair value less selling cost.

Income Taxes: The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements. These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided whenever it is more likely than not that a deferred tax asset will not be realized. The Company expects to record a gain on the sale of assets, as previously discussed, of between $2,000,000 and $2,750,000, and accordingly, may be able to use existing operating loss carry-forwards to offset the expected gain on the sale with the filing of its tax returns for the fiscal year ending March 31, 2026. The amount of the operating loss carryforwards to be utilized is anticipated to be approximately $1,765,000 for the fiscal year ended March 31, 2025. The Company has established a deferred tax asset for this portion of its existing loss carry-forwards.

Further, after a review of projected taxable income, the remaining components of the deferred tax asset, and current global economic conditions, it was determined that it is more likely than not, that the tax benefits associated with the remaining components of deferred tax assets after the sale of a segment of the business, will not be realized. This determination was made based on the Company’s prior history of losses from operations and the uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to their expiration. Accordingly, a valuation allowance was established to fully offset the value of the remaining deferred tax assets. Our ability to realize the tax benefits associated with the remaining deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

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

The impact to the Company’s current and deferred income tax position that may be effected by changes to the Internal Revenue Code resulting from passage of the One Big Beautiful Bill Act, subsequent to the Company’s fiscal year ended March 31, 2025, has not been evaluated.

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

Inventories: Inventories are valued at the lower-of-cost or net realizable value. Cost is determined on the first in, first out method. We evaluate inventories on a quarterly basis and write down inventory that is deemed obsolete or unmarketable in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.

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

Concentrations

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company had two customers during the fiscal year ended March 31, 2025 that represented 21.7% and 14.9% of the Company’s net sales. The Company had three customers during the fiscal year ended March 31, 2024, that represented 13.7%, 13.7%, and 10.6% of the Company’s net sales. The Company had two customers during the fiscal year ended March 31, 2025 that represented 17.3% and 13.8% of the Company’s accounts receivable. The Company had no customers in the fiscal year ended March 31, 2024, that represented greater than 10% of the Company’s accounts receivable. During the period covered by this Annual Report, the Company acquired its inventory of smoke alarm and carbon monoxide alarm safety products from Eyston Company, Ltd. Products manufactured for us by Eyston amounted to approximately 96.3% and 84.3% of our purchases for the fiscal years ended March 31, 2025, and 2024, respectively. At March 31, 2025, and 2024, the Company had accounts receivable due from Eyston of $114,204 and $133,401, respectively. At March 31, 2025, and 2024, the Company had trade accounts payable due to Eyston of approximately $1,146,000 and $1,501,000, respectively. Subsequent to March 31, 2025, and in connection with the previously discussed asset sale to Feit, amounts due from, or due to Eyston were settled in full.

New Accounting Standards

See Note A, Recently issued accounting pronouncements, in the Notes to the Consolidated Financial Statements for a discussion of recently adopted new accounting guidance and new accounting guidance not yet adopted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company, this section is not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our Chief Financial Officer, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2025, because of a material weaknesses in internal control over financial reporting as discussed below.

Material weaknesses arose during the fiscal year ended March 31, 2025, related to the inherent risk associated with the lack of segregation of duties due to limited staffing in the accounting function. The Company plans to remediate the material weakness by adding additional personnel to the accounting function.

Material weaknesses arose during the fiscal year ended March 31, 2024, in the management review controls over classification of and disclosure of amounts within the financial statements resulting in revisions of amounts previously published in the March 31, 2024 financial statements. The material weaknesses continue to exist during the fiscal year ended March 31, 2025. The Company plans to remediate the material weakness by clarification of the classification of amounts and inclusion of the required disclosures.

Material weaknesses arose during the fiscal year ended March 31, 2024, that continued to exist in the fiscal year ended March 31, 2025, in the management review controls over the classification of and accounting for income taxes. The Company plans to remediate the material weakness by engaging an independent expert to review the Company’s current and deferred tax provisions.

Material weaknesses arose during the fiscal year ended March 31, 2024, that continued to exist in the fiscal year ended March 31, 2025 in management’s review and control over documentation supporting entries posted to the Company’s general ledger. The Company plans to remediate the material weakness by implementing procedures to improve the review of, and documentation used to support, entries to the Company’s general ledger.

Changes in Internal Control over Financial Reporting

Except for the additional material weakness noted above there have been no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fiscal quarter ended March 31, 2025.

ITEM 9B.	OTHER INFORMATION

Trading Plans

During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The Company’s directors are divided into three classes and are elected for terms of three years each and until his successor is elected and qualifies.

As of March 31, 2025, the Board consisted of four directors. The following table sets forth, for each director and executive officer of the Company, his name, age as of March 31, 2025, the year he first became a director and, if applicable, executive officer of the Company, the expiration of his current term, and whether such individual has been determined by the Board to be “independent” as defined in Section 802 (a) of the NYSE American Company Guide. There are no known arrangements or understandings between any of the following directors or officers and any other person pursuant to which such individual has been selected as a director or executive officer.

Name	Age	Director Since	Officer Since	Current Board Term to Expire	Independent
Cary Luskin	66	2002	—	2025	Yes
Ira F. Bormel	62	2008	—	2025	Yes
Harvey B. Grossblatt	78	1996	1983	2026	No
Ronald A. Seff, M.D.	75	2002	—	2027	Yes
James B. Huff	73	—	2004	—	—

Effective May 22, 2025, the Board appointed two additional directors (for a total of six directors) in accordance with the MOU by and between the Company and A&C. The following table sets forth, for such additional director, his name, age as of July 14, 2025, the year he first became a director, the expiration of his current term, and whether such individual has been determined by the Board to be “independent” as defined in Section 802(a) of the NYSE American Company Guide.

Name	Age	Director Since	Current Board Term to Expire	Independent
Milton C. Ault, III	55	2025	2027	Yes
Henry C. W. Nisser	56	2025	2026	Yes

Presented below is certain information concerning the Company’s directors and executive officers. Unless otherwise stated, all of these individuals have held the positions indicated for at least the past five years.

Milton C. Ault, III has served as a director of our company since May 2025. Since January 2021, Mr. Ault has served as the Executive Chairman of HDI. Between December 2017 and January 2021, Mr. Ault was the Chief Executive Officer of Hyperscale Data, Inc., an issuer listed on the NYSE American (“HDI”) and between March 2017 and December 2017, Mr. Ault served as the Executive Chairman of HDI. Mr. Ault has served as a director of Alzamend Neuro, Inc., an issuer listed on Nasdaq (“Alzamend”), since January 2024. Mr. Ault is Alzmaned’s founder and served as Chairman and a director from inception in 2016 until Alzmanend’s initial public offering in June 2021. Mr. Ault served as the Chairman of the Board of Ault Disruptive Technologies Corporation, an issuer previously listed on the NYSE American (“Ault Disruptive”) since its incorporation in February 2021 through March 2025. Since January 2024, Mr. Ault served as the Chairman and Chief Executive Officer of RiskOn International, Inc., an issuer quoted on the OTCPK (“ROI”). Between April 2023 and September 2024, Mr. Ault served as the Executive Chairman of the board of directors of Algorhythm Holdings, Inc., an issuer listed on Nasdaq (“RIME”). Mr. Ault has served as Chairman and Chief Executive Officer of A&C since December 2015. Between September 2014 and March 2025, Mr. Ault served as the Chairman of Avalanche International Corp., a previously publicly traded company categorized as a “voluntary filer” (not required to file periodic reports) (“Avalanche”). Since January 2011, Mr. Ault has been the Vice President of Business Development for MCKEA Holdings, LLC, a family office. Mr. Ault is a seasoned business professional and entrepreneur who has spent more than twenty-seven years identifying value in various financial markets including equities, fixed income, commodities, and real estate. Throughout his career, Mr. Ault has consulted for a few publicly traded and privately held companies, providing each of them the benefit of his diversified experience, that range from development stage to seasoned businesses.

Ira F. Bormel, CPA has served as chief financial officer of Berman Enterprises LLC and related companies, a Maryland based owner, developer and manager of office and retail commercial properties since 1999. Mr. Bormel is also a former chief financial officer of the Company.

Harvey B. Grossblatt was Chief Financial Officer of the Company from 1983 until August 2004, Secretary and Treasurer of the Company from 1988 until August 2004, Chief Operating Officer of the Company from April 2003 through August 2004, and Chief Executive Officer since August 2004.

Henry C.W. Nisser has served as a director of our company since May 2025. Since May 2019, Mr. Nisser has served as the Executive Vice President and General Counsel of HDI and as one of its directors since September 2020; he became HDI’s President on January 12, 2021. Mr. Nisser has served as Alzamend’s Executive Vice President and General Counsel on a part-time basis since May 2019. Mr. Nisser was appointed as a director of Alzamend Since March 2023, Mr. Nisser has served as the President, General Counsel and director of ROI. Between February 2021 and October 2024, Mr. Nisser served as the President, General Counsel and a director of Ault Disruptive. Between April 2023 and August 2024, Mr. Nisser served as a director of RIME. Between May 2019 and March 2025, Mr. Nisser served as the Executive Vice President and General Counsel of Avalanche. Between December 15, 2021 and March 16, 2022, Mr. Nisser served as Chief Executive Officer and on the board of directors of TurnOnGreen, Inc. Mr. Nisser has served as a President, General Counsel and a director of A&C since May 2019. From October 2011 through April 2019, Mr. Nisser was an associate and subsequently a partner with Sichenzia Ross Ference LLP, a law firm in New York. While with this law firm, his practice was concentrated on national and international corporate law, with a particular focus on U.S. securities compliance, public as well as private M&A, equity and debt financings and corporate governance. Mr. Nisser received his B.A. degree from Connecticut College, where he majored in International Relations and Economics. He received his LL.B. from University of Buckingham School of Law in the United Kingdom.

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

James B. Huff was appointed Chief Financial Officer of the Company in August 2004 and Secretary and Treasurer in October 2004.

Corporate Governance

Board of Directors. During the fiscal year ended March 31, 2025, the Board convened three times. No incumbent director participated in fewer than 75% of the total number of meetings of the Board of the Company held during the year and the total number of meetings held by all committees on which the director served during such year. Board members are expected to attend the Annual Meeting of Shareholders if available, and two directors attended the 2024 Annual Meeting of Shareholders.

The Board has the following committees, each of which meets at scheduled times:

Audit Committee. The Audit Committee is appointed by the Board to assist the Board in its duty to oversee the Company’s accounting, financial reporting and internal control functions and the audit of the Company’s financial statements. The Committee’s responsibilities include, among others, direct responsibility for hiring, firing, overseeing the work of and determining the compensation for the Company’s independent auditors, who report directly to the Audit Committee. The members of the Audit Committee during the fiscal year ended March 31, 2025 were Mr. Bormel (Chairman), Dr. Seff and Mr. Luskin. None of the Audit Committee members is an employee of the Company and each is independent under existing NYSE MKT and SEC requirements. The Board has examined the SEC’s definition of “audit committee financial expert” and determined that Mr. Bormel satisfies this definition. Accordingly, Mr. Bormel has been designated by the Board as the Company’s audit committee financial expert. During the fiscal year ended March 31, 2025, the Audit Committee met four times. The Board has adopted a written charter for the Audit Committee, which is available on the Company’s website, www.universalsecurity.com, under the “Investor Relations” tab.

Nominations. The independent members of the Company’s Board of Directors acts as a nominating committee for the annual selection of its nominees for election as directors, and the Board held one meeting during the 2024 fiscal year in order to make nominations for directors. The Board has not adopted a charter with respect to the nominating committee function. The Board of Directors believes that the interests of the Company’s shareholders are served by relegating the nominations process to the Board members who are independent from management. While the Board will consider nominees recommended by shareholders, it has not actively solicited recommendations from the Company’s shareholders for nominees, nor established any procedures for this purpose. In considering prospective nominees, the Board will consider the prospect’s relevant financial and business experience, the integrity and dedication of the prospect, his independence and other factors the Board deems relevant. The Board of Directors will apply the same criteria to nominees recommended by shareholders as those recommended by the full Board. Nominations for director may be made by shareholders, provided such nominations comply with certain timing and informational requirements set forth in the Company’s Bylaws.

Compensation Committee. The Board’s Compensation Committee consists of Mr. Luskin (Chairman), Dr. Seff and Mr. Bormel, none of whom is an employee of the Company and each of whom is independent under existing NYSE MKT and SEC requirements. The Compensation Committee is charged with reviewing and determining the compensation of the Chief Executive Officer and the other executive officers of the Company. The Board has not adopted a charter with respect to the Compensation Committee. The Compensation Committee met one time during the fiscal year ended March 31, 2025.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that is designed to promote the highest standards of ethical conduct by the Company’s directors, executive officers and employees. The Code of Ethics is posted on the Company’s website, www.universalsecurity.com, under the “Investor Relations” tab.

Policies on Ownership, Insider Trading, 10b5-1 Plans and Hedging

We do not have formal stock ownership guidelines for our employees or directors, because the Board is satisfied that stock and option holdings among our employees or directors are sufficient at this time to provide motivation and to align this group’s interests with those of our stockholders.

We have not adopted a formal, distinct insider trading policy that provides guidelines to, and imposes restrictions on, officers, directors and employees with respect to transactions in the Company’s securities. Our Code of Ethics prohibits profiting from undisclosed information relating to the Company, and prohibits any director, officer or employee from purchasing or selling any of the Company’s securities while in possession of material nonpublic information relating to the Company. Given the small number of insiders and employees and the historically thin trading volume in the Company’s stock, management determined that a formal policy was not necessary.

We have not adopted any hedging policies.

Involvement in Certain Legal Proceedings

Except as set forth below, to the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; *
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;
●	or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

* Please see the press release issued by HDI on August 15, 2023.

ITEM 11.	EXECUTIVE COMPENSATION

Introduction

The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during the fiscal year ended March 31, 2025 as well as two of the Company’s most highly compensated employees whose total compensation during the fiscal year exceeded $100,000 (listed in the Summary Compensation Table below), are referred to as the “named executive officers.”

Summary Compensation Table

The following table sets forth information regarding the total compensation paid or earned by the named executive officers as compensation for their services in all capacities during the fiscal years ended March 31, 2025, and 2024.

Name and Principal Position (a)	Year (b)	Base Salary $ (c)	Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	All Other Compensation $ (i)		Total $ (j)
Harvey B. Grossblatt, President and CEO	2025 2024	352,286 352,286	0 0	0 0	0 0	80,994 71,162	(1)	433,280 423,448
James B. Huff, Secretary/Treasurer/CFO	2025 2024	198,153 198,957	0 0	0 0	0 0	18,399 18,430	(2)	216,552 217,387
Glenda Anderson, Sales Manager	2025 2024	156,030 156,030	0 5,000	0 0	0 0	17,391 17,391	(3)	173,421 178,421
Phillip Haigh Sales Manager	2025 2024	150,000 150,000	0 5,000	0 0	0 0	24,460 24,475	(4)	179,460 179,475
(1)	All other compensation for Mr. Grossblatt for 2025 and 2024, respectively, includes employer 401(k) contributions of $40,815 and $40,815, medical reimbursement and health insurance premiums of $33,029 and $24,870, group life and disability premiums of $6,298 and $4,625, and auto lease value of $852 and $852.
(2)	All other compensation for Mr. Huff for 2025 and 2024, respectively, includes employer match of 401(k) contributions of $6,000 and $6,000, group life and disability premiums of $4,599 and $4,630 and auto lease value or reimbursement allowance of $7,800 and $7,800.
(3)	All other compensation for Ms. Anderson for 2025 and 2024 respectively, includes employer match of 401(k) contributions of $5,461 and $5,461, medical reimbursement and health insurance premiums of $3,304 and $3,304, group life and disability premiums of $2,626 and $2,626, and auto reimbursement allowances of $6,000 and $6,000.

(4)

All other compensation for Mr. Haigh for 2025 and 2024 respectively, includes employer match of 401(k) contributions of $6,000 and $6,000, medical reimbursement and health insurance premiums of $9,438 and $9,438, group life and disability premiums of $3,022 and $3,037, and auto reimbursement allowances of $6,000 and $6,000.

The Company’s compensation program for each of its named executive officers consists of the following elements:

Base Salary. The salaries of our named executive officers are designed to provide a reasonable level of compensation that is affordable to the Company and fair to the executive. The base salary of our PEO is contractual, and all salaries are reviewed annually. Base salary increases, if any, are made based on the review of competitive salaries, as well as an evaluation of the individual officer’s responsibilities, job scope, and performance.

Bonuses. The bonus plan of our PEO is contractual while other bonuses are totally discretionary as to who will receive a bonus and the amount of any such bonus. The Compensation Committee may recommend to the Board that annual bonuses be paid based on accomplishments that exceed expectations during the fiscal year.

The Company believes that the salaries paid to its named executive officers are consistent with market rates, and the Company does not provide for equity-based compensation. The Compensation Committee bases its annual bonus considerations on each individual’s performance within the executive’s sphere of responsibilities, and on the Company’s overall performance as measured by net income. While total shareholder return factors into Compensation Committee discussions, annual bonus considerations are not tied to shareholder return.

401(k) Plan

The Company has a defined contribution profit sharing plan covering eligible employees. The Plan is voluntary with respect to participation and is subject to the provisions of ERISA. The plan provides for participant contributions of up to 25% of annual compensation, as defined by the plan. The Company contributes an amount equal to a match of the first three percent (3%) contributed by the employee plus fifty percent (50%) of the next two percent (2%) contributed by the employee with a maximum contribution of four percent (4%). The Company may contribute an additional amount from its profits as authorized by the Board. The Company made no additional contributions in fiscal 2025. Participants in the plan are immediately vested in their and the Company’s contributions, plus actual earnings thereon. The Company’s fiscal 2025 contributions to the plan on behalf of named executive officers are included in the “All Other Compensation” column in the “Summary Compensation Table” above.

Stock Incentive Plan

None.

Executive Employment Agreements

The Chief Executive Officer’s compensation is governed largely by his employment agreement with the Company, originally effective April 1, 2002, as amended. The current employment agreement expires on July 31, 2025. The employment agreement currently provides that Mr. Grossblatt’s base annual salary (since April 1, 2007) is $352,000. Additionally, Mr. Grossblatt is entitled to bonus compensation for each fiscal year of the Company in which the Company earned pre-tax net income in such fiscal year in excess of a percentage, pre-determined by the Board, of shareholders’ equity as of the start of the fiscal year (which is 4% for the fiscal years ended March 31 2025 and 2024), as follows: 3% of all (after the 4% threshold) pre-tax net income up to $1 million, 4% of pre-tax net income from $1-$2 million, 5% of pre-tax net income from $2-$3 million, 6% of pre-tax net income from $3-$4 million, 7% of pre-tax net income over $4 million. Mr. Grossblatt is also entitled to life, health and disability insurance benefits, medical reimbursement, automobile allowance, and Company paid retirement plan contributions.

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

Potential Payments upon Termination or Change in Control

The table below shows the estimated incremental value transfer to Harvey B. Grossblatt, the only named executive officer who is contractually entitled to compensation upon termination or a change in control, under various scenarios relating to a termination of employment. Please refer to the discussion titled “Executive Employment Agreements”, above, in this Executive Compensation Section for a description of the circumstances that would trigger payments and benefits upon termination or a change in control. The tables below assume that such termination occurred on March 31, 2025, the last day of the Company’s 2025 fiscal year. The Company’s stock price on the last business day of its 2025 fiscal year was $1.78. The actual amounts that would be paid to any named executive officer can only be determined at the time of an actual termination of employment and would vary from those listed below. The estimated amounts listed below are in addition to any other benefits that are available to employees generally.

					Termination
			Resignation		Following
			for Good		Change in
	Non Renewal		Reason		Control (1)		Death		Disability
Severance	$352,286	(2)	$352,286	(2)	$1,053,000	(5)	$353,000		$353,000
							minus benefits		minus benefits
Health Benefits	$85,000	(3)	$85,000	(3)	$85,000	(3)	$85,000	(7)	$85,000
401(k) Contribution	$72,000	(4)	$72,000	(4)	$72,000	(4)	$72,000	(4)	$72,000	(4)
Tax gross up	—		$144,000		$430,000		—		—
(1)	Limited to 2.99 times Mr. Grossblatt’s average annual taxable compensation from the Company which is included in his gross income for the five taxable years of the Company ending before the date on which the change of control occurs.
(2)	Lump sum payment equal to Mr. Grossblatt’s last 12 months base salary and bonus.
(3)	The aggregate of the health benefits for the first three years following the termination.

(4)	The aggregate of the respective annual lump sum payments, payable on each of the first three anniversaries of the termination, equal to the 401(k) plan contribution the Company would have made on behalf of the Company had Mr. Grossblatt remained employed by the Company.
(5)	Lump sum payment equal to Mr. Grossblatt’s annual base salary for the balance of the employment period and last bonus, plus three times Mr. Grossblatt’s last 12 months base salary and bonus limited to 2.99 times Mr. Grossblatt’s average annual taxable compensation.
(6)	Mr. Grossblatt’s estate is entitled to receive a lump sum payment equal to his base salary for the greater of the balance of the employment term or one year, reduced by any individual life insurance benefits the premiums for which are paid for by the Company, plus the amount of his last bonus and the amount of the Company’s last 401(k) plan contribution made on his behalf.
(7)	Mr. Grossblatt’s estate is entitled to the health insurance and medical reimbursement benefits for the longer of the balance of the employment term or three years following the date of death, or the cash equivalent thereof.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have any formal policy that requires us to grant, or avoid granting, equity-based compensation to our executive officers at certain times. The timing of any equity grants to executive officers in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of equity awards, including stock options, occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of equity-based compensation.

During the year ended March 31, 2025, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Advisory Vote on Executive Compensation

At the annual meeting of stockholders held on November 7, 2024, the stockholders approved, on an advisory basis, the compensation paid to the Company’s named executive officers. An advisory vote on executive compensation is held every year.

Director Compensation

During the Company’s fiscal year ended March 31, 2025, Mr. Grossblatt, the Company’s president and chief executive officer, received no additional compensation for serving as a director. For the Company’s fiscal year ended March 31, 2025, each outside director was entitled to a $10,000 annual fee for annual service as a director. Directors’ compensation is payable in cash or shares of the Company’s common stock (“Shares”) (computed at the closing price as reported by the NYSE MKT on the date of the payment).

The following table summarizes the compensation paid to directors for the fiscal year ended March 31, 2025:

	Fees Earned or	Option
Name	Paid in Cash	Awards	Total
(a)	(b)	(d)	(h)
Cary Luskin	$10,000	$0	$10,000
Ronald A. Seff, M.D.	$10,000	$0	$10,000
Ira F. Bormel, CPA	$10,000	$0	$10,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table reflects the names and addresses of the only persons known to the Company to be the beneficial owners of 5% or more of the Shares outstanding as of July 18, 2025. For purposes of calculating beneficial ownership, Rule 13d-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”) requires inclusion of Shares that may be acquired within sixty days of July 18, 2025. Unless otherwise indicated in the footnotes to this table, beneficial ownership of Shares represents sole voting and investment power with respect to those Shares.

Name and Address	Shares		Percent
of Beneficial Owner	Beneficially Owned		of Class
JLA Realty Associates, LLC 120 Bloomingdale Road White Plains, NY 10605	227,400	(1)	9.8%
Ault & Company, Inc. 11411 Southern Highlands Parkway Suite 190 Las Vegas, NV 89141	239,245	(2)	10.3%
Poplar Point Capital Management LLC 330 Primrose Road, Suite 400 Burlingame, CA 94010	122,564	(3)	5.3%
(1)	Based solely on a Schedule 13D/A filed with the SEC on July 8, 2025 by JLA Realty Associates, LLC (“JLA”). Steven Caspi is the manager of, and may be deemed to beneficially own securities, owned by JLA.
(2)	Based solely on a Schedule 13D/A filed with the SEC on June 6, 2025 by A&C. Consists of (i) 234,245 Shares beneficially owned by A&C, pursuant to that certain coordination agreement (“Coordination Agreement”), dated December 18, 2024, by and among A&C and certain stockholders of the Company, which Milton C. Ault, III, may be deemed to beneficially own as Chief Executive Officer and Chairman of A&C, including 8,725 Shares beneficially owned by Ault Lending, LLC, a California limited liability company (“Ault Lending”) pursuant to the termination of the Coordination Agreement on June 4, 2025, effective as of August 4, 2025, which Mr. Ault may be deemed to beneficially own as Executive Chairman of each of Ault Capital Group, Inc., a Nevada corporation (“Ault Capital”), the holder of all the equity interests of Ault Lending and of Hyperscale Data, Inc., a Delaware corporation (“Hyperscale”), the holder of all the equity interests of Ault Capital; and (ii) 5,000 Shares beneficially owned by Alpha Structured Finance LP, a Delaware limited partnership (“Alpha Fund”), which Mr. Ault may be deemed to beneficially own as CEO and Chief Investment Officer of the investment manager and managing member of the general partner of Alpha Fund and as Executive Chairman of each of Ault Capital, the holder of all the equity interests of the investment manager of Alpha Fund, and of Hyperscale, the holder of all the equity interests of Ault Capital. Pursuant to the Coordination Agreement, the stockholder signatories thereto granted A&C the sole authority to vote or dispose of, or cause or direct the voting or disposition of, the Shares owned by such stockholder, appointed A&C as the sole and exclusive attorney-in-fact and proxy of such stockholder with full power to vote and dispose of such Shares and agreed that A&C is authorized to take any and all action that may be necessary or desirable to manage such Shares or otherwise exercise the rights of the holders of such Shares and that such stockholders are subject to certain restrictions regarding transactions in the Shares, in each case for the duration of the Coordination Agreement.
(3)	Based solely on a Schedule 13G filed with the SEC on May 15, 2025 by Poplar Point Capital Management LLC (“Poplar”). Poplar Point Capital Partners LP (the “Fund”) is the record and direct holder of the shares of common stock. Poplar is the investment adviser of, and may be deemed to beneficially own securities, owned by the Fund. Poplar Point Capital GP LLC (the “GP”) is the general partner of, and may be deemed to beneficially own securities owned by the Fund. Jad Fakhry is the manager of, and owns a controlling interest in, Poplar and the GP and may be deemed to beneficially own securities, owned by the Fund.

The following table sets forth information with respect to the beneficial ownership of the Shares as of July 18, 2025 by (i) each executive officer of the Company named in the Summary Compensation Table set forth above, (ii) each director and (iii) all directors and executive officers of the Company as a group. For purposes of calculating beneficial ownership, Rule 13d-3 of the Exchange Act requires inclusion of Shares that may be acquired within sixty days of July 18, 2025. Unless otherwise indicated in the footnotes to this table, beneficial ownership of Shares represents sole voting and investment power with respect to those Shares.

Name of Beneficial Owner	Shares Beneficially Owned		Percent of Class
Harvey B. Grossblatt	110,402		4.77%
Cary Luskin	59,423		2.57%
Ronald A. Seff, M.D.	77,469		3.35%
James B. Huff	510		0.02%
Ira F. Bormel, CPA	—		—
Milton C. Ault, III	239,245	(1)	10.3%
Henry Nisser	—		—
All directors and executive officers as a group (7 persons)	487,049		21.0%
(1)	See footnote (2) under previous table.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of March 31, 2025.

			Number of securities
	Number of securities	Weighted-	remaining available for
	to be issued	average	future issuance under
	upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options, warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	0	—	0
Equity compensation plans not approved by stockholders	0	—	0
Total	0	—	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Pursuant to its written charter, the Audit Committee of the Board of Directors of the Company reviews and approves all transactions with related persons that are required to be disclosed under applicable regulation. During the fiscal year ended March 31, 2025, and 2024, inventory purchases and other company expenses of approximately $1,097,000 and $1,699,000, respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives travel mileage and other credit card benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2025, and 2024 may include amounts submitted for personal expense reimbursement and amounts paid by Mr. Grossblatt for inventory purchases or other company expenses and amounted to approximately $285,000 and $276,000, respectively, and the amount due to Mr. Grossblatt at March 31, 2025 and 2024 is approximately $0 and $0, respectively.

Director Independence

The information required by this item regarding director independence is incorporated by reference to the information set forth in Item 10 of this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a description of the fees billed to the Company by the independent registered public accounting firm (the “Auditor”) during the fiscal year ended March 31, 2025, and 2024:

Audit Fees. Audit fees include fees billed by the Auditor, for the fiscal years ended March 31, 2025, and 2024, in connection with the annual audits of the Company’s consolidated financial statements, and review of the Company’s interim financial statements. Audit fees also include fees for services performed by the Auditor that are closely related to the audit and in many cases could only be provided by the Auditor. Such services include consents related to Securities and Exchange Commission and other regulatory filings. The aggregate fees for audit services for the fiscal years ended March 31, 2025, and 2024 totaled approximately $293,000 and $258,000 respectively.

Audit Related Fees. Audit related services include due diligence services related to accounting consultations, internal control reviews and employee benefit plan audits. There were no fees billed for audit related services paid by the Company during the fiscal years ended March 31, 2025, and 2024.

Tax Fees. Tax fees include corporate tax compliance, advisory and planning services. There were no tax related services provided in fiscal years ended March 31, 2025 and 2024.

All Other Fees. There were no other fees for services provided in the fiscal years ended March 31, 2025 and 2024.

The Company’s Audit Committee reviews all fees charged by the Company’s independent auditors, and actively monitors the relationship between audit and non-audit services provided. The Audit Committee must pre-approve all audit and non-audit services provided by the Company’s independent auditors and fees charged.

PART IV

ITEM 15.	EXHIBITS

(a)1. Financial Statements.

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 1-31747)
3.3	Articles of Amendment, filed May 28, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8 K filed July 21, 2025, File No. 1 31747)
3.4	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 17, 2025, File No. 1-31747)
4.1	Description of Capital Stock*
10.1

Discount Factoring Agreement between the Registrant and Merchant Factors Corp., dated January 6, 2015 (substantially identical agreement entered into by USI’s wholly-owned subsidiary, Universal Electric, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2015, file No. 1-31747)

10.2

Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, File No. 1-31747), as amended by Amendment to Lease dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, File No. 1-31747) and Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated March 3, 2022 (Amendment to Lease dated June 23, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, File No. 1-31747)

10.3

Amended and Restated Employment Agreement dated July 18, 2007 between the Company and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, File No. 1-31747), as amended by Addendum dated November 13, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2007, File No. 1-31747), by Addendum dated September 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2008, File No. 1-31747), by Addendum dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2010, File No. 1-31747), by Addendum dated July 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2012, File No. 1-31747), by Addendum dated July 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2013, File No. 1-31747), and by Addendum dated July 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2014, File No. 1-31747) ), by addendum dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2015, File No. 1-31747), by addendum dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2016, File No. 1-31747) by addendum dated July 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2017, File No. 1-31747), by addendum dated July 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2018, File No. 1-31747), by addendum dated July 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2019, File No. 1-31747), by addendum dated July 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2020, File No. 1-31747), by addendum dated July 28, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2021, File No. 1-31747), by addendum dated July 22, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2022, file No. 1-31747), by addendum dated June 12, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2023, file No. 1-31747), and by addendum dated July 10, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 11, 2024, file No. 1-31747).

21	Subsidiaries of the Registrant*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
97	Policy Relating to Recovery of Erroneously Awarded Compensation*
99.1	Press Release dated July 25, 2025*
101

Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2025 and 2024; (ii) Consolidated Statements of Operations for the years ended March 31, 2025 and 2024 (iii) Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2025 and 2024; and (v) Notes to Consolidated Financial Statements*

*	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SAFETY PRODUCTS, INC.

July 28, 2025	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey B. Grossblatt	President, Chief Executive Officer	July 28, 2025
Harvey B. Grossblatt	and Director

/s/ James B. Huff	Chief Financial Officer	July 28, 2025
James B. Huff	(principal financial officer and
principal accounting officer)

/s/ Milton C. (Todd) Ault, III	Director	July 28, 2025
Milton C. (Todd) Ault, III

/s/ Ira Bormel	Director	July 28, 2025
Ira Bormel

/s/ Cary Luskin	Director	July 28, 2025
Cary Luskin

/s/ Henry Nisser	Director	July 28, 2025
Henry Nisser

/s/ Ronald A. Seff	Director	July 28, 2025
Ronald A. Seff

CBIZ CPAs P.C.

1601 Market Street
4th Floor
Philadelphia, PA 19103

P: 215.297.2100

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Universal Safety Products, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Universal Safety Products, Inc. and Subsidiary (the “Company”) as of March 31, 2025, the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for the year ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2015 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Philadelphia, PA

July 28, 2025

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Universal Security Instruments, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Universal Security Instruments, Inc. and Subsidiaries (the “Company”) as of March 31, 2024, the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for the year ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2015.

Philadelphia, PA

July 12, 2024

Marcum llp / 1601 Market Street / 4th Floor / Philadelphia, PA 19103 / Phone 215.297.2100 / marcumllp.com

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,
	2025	2024
CURRENT ASSETS
Cash	$348,074	$65,081
Accounts receivable:
Trade, less provision for credit losses of $470,000 in 2025 and $535,000 in 2024	580,574	891,991
Due from related parties	8,500	5,500

	589,074	897,491

Amount due from factor	3,666,790	2,202,663
Inventories – Finished goods	3,024,114	4,751,826
Assets – Held for Sale	1,681,937	—
Prepaid expenses	145,290	226,732
Deferred tax asset	361,000	—

TOTAL CURRENT ASSETS	9,816,279	8,143,793
INTANGIBLE ASSET - NET		31,301
PROPERTY AND EQUIPMENT AND RIGHT OF USE ASSET - NET	—	159,656

TOTAL ASSETS	$9,816,279	$8,334,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit – factor	$2,100,458	$768,853
Short-term portion of operating lease liability	13,330	158,742
Accounts payable – trade	1,094,546	870,323
Accounts payable – Eyston Company Ltd.	1,145,843	1,501,169
Accrued liabilities:
Accrued payroll and employee benefits	108,096	154,878
Accrued commissions and other	190,295	204,428

TOTAL CURRENT LIABILITIES	4,652,568	3,658,393

LONG-TERM PORTION OF OPERATING LEASE LIABILITY	—	13,330

TOTAL LONG-TERM LIABILITIES	—	13,330
COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; 20,000,000 shares authorized, 2,312,887 shares issued and outstanding at March 31, 2025, and 2024	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(7,745,259)	(8,245,943)

TOTAL SHAREHOLDERS’ EQUITY	5,163,711	4,663,027

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,816,279	$8,334,750

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2025	2024
Net sales	$23,563,554	$19,517,673

Cost of goods sold	16,732,149	13,919,660

GROSS PROFIT	6,831,405	5,598,013

Selling, general and administrative expense	6,004,507	5,735,584
Engineering and product development expense	424,849	427,234

Operating income (loss)	402,049	(564,805)

Other (expense) income:

Interest income	—	24,746
Interest expense	(262,365)	(155,731)

Net income (loss) before income tax benefit	139,684	(695,790)

Provision for income tax benefit	361,000	—

NET INCOME (LOSS)	$500,684	$(695,790)

Loss per share:
Basic and diluted	$0.22	$(0.30)

Shares used in computing net loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
			Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at April 1, 2023	2,312,887	$23,129	$12,885,841	$(7,550,153)	$5,358,817

Net loss				(695,790)	(695,790)

Balance at March 31, 2024	2,312,887	23,129	12,885,841	(8,245,943)	4,663,027

Net income				500,684	500,684

Balance at March 31, 2025	2,312,887	$23,129	$12,885,841	$(7,745,259)	$5,163,711

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net Income (Loss)	$500,684	$(695,790)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,470	7,692
Amortization of right-of-use asset	159,656	155,764
Allowance for credit losses	(65,000)	377,988
Allowance for excess and obsolete inventory	300,000	—
Provision for tax benefit	(361,000)	—
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable and amount due from factor	(1,090,710)	186,806
(Increase) in inventories and assets held for sale	(227,396)	(688,194)
Decrease (Increase) in prepaid expenses	81,442	(61,354)
(Decrease) Increase in accounts payable and accrued expenses	(192,016)	1,472,394
(Decrease) in operating lease liability	(158,742)	(151,230)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,048,612)	604,076

FINANCING ACTIVITIES:

Net borrowing (repayment) of line of credit - factor	1,331,605	(690,497)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,331,605	(690,497)

INCREASE (DECREASE) IN CASH	282,993	(86,421)

CASH AT BEGINNING OF YEAR	65,081	151,502

CASH AT END OF YEAR	$348,074	$65,081

Supplemental information:
Interest paid	$262,365	$155,731

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Universal Safety Products, Inc.’s (the “Company”) formerly “Universal Security Instruments, Inc.” primary business during the period covered by this Annual Report, consisted primarily in the sale of smoke alarms and other safety products to retailers, wholesale distributors and to the electrical distribution trade which includes electrical and lighting distributors as well as manufactured housing companies. We also market products to the electrical distribution trade through our wholly owned subsidiary, Universal Safety Electric, Inc., formerly, USI Electric, Inc. (“Universal Electric”). The Company imports all of its safety and other products from foreign manufacturers. The Company, as an importer, is subject to tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions and currency fluctuations.

Assets Held for Sale: On October 31, 2024, the Company entered into an Asset Purchase Agreement with Feit Electric Company, Inc. (Feit) pursuant to which Feit agreed to acquire a portion of the Company’s business and the intangible assets of the Company for approximately $4,955,000. The Company anticipates that it will record a gain from this transaction of between $2,000,000 and $2,750,000. As more fully described in footnote B - Subsequent Events, on May 22, 2025, the Asset Purchase Agreement with Feit was completed. Accordingly, the assets held for sale in accordance with the Asset Purchase Agreement at March 31, 2025, are shown separately in these financial statements and valued at the lower of the assets carrying value or its fair value less selling cost.

Revisions to Previously Issued Consolidated Financial Statements and Financial Information

In connection with the preparation of its fiscal year 2025 financial statements, the Company identified errors in its Consolidated Balance Sheet and Consolidated Statements of Operations for the year ended March 31, 2024. Specifically, the Company underestimated insurance expense for the fiscal year ended March 31, 2024, resulting from an insurance audit of contingently billed premiums. The Company also reclassified an amount between sales and cost of goods sold. Additionally, the Company underestimated the allowance for credit losses for the fiscal year ended March 31, 2024. The Company’s Consolidated Balance Sheet, and Consolidated Statements of Operations, and Consolidated Statements of Cash Flows for the fiscal year ended March 31, 2024, have been revised.

The Company assessed the effect of the errors on prior periods under the guidance of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on its assessment, the Company determined that the error correction is not material to its previously issued financial statements. The correction does not have a material impact on the Company’s previously reported consolidated net income and financial position.

Revisions of Previously Issued Audited Consolidated Financial Statements

As discussed above, the identified errors did not have a material impact on the previously issued financial statements for the year ended March 31, 2024. The Company has determined it appropriate to revise the following financial statement line items in the Consolidated Balance Sheet, Consolidated Statement of Operations, and Consolidated Statement of Cash Flows for the year ended March 31, 2024.

	As Reported	Adjustments	As Revised
Consolidated Balance Sheet
Accounts receivable	1,101,991	(210,000)	891,991
Provision for credit losses	325,000	210,000	535,000
Total Current Assets	8,353,793	(210,000)	8,143,793
Total Assets	8,544,750	(210,000)	8,334,750
Accrued commissions and other	114,428	90,000	204,428
Total Current Liabilities	3,568,393	90,000	3,658,393
Accumulated Deficit	(7,945,943)	(300,000)	(8,245,943)
Total Shareholders’ Equity	4,963,027	(300,000)	4,663,027
Total Liabilities and Shareholders’ Equity	8,544,750	(210,000)	8,334,750

Consolidated Statement of Operations
Net Sales	(19,902,673)	385,000	(19,517,673)
Cost of Goods Sold	14,094,660	(175,000)	13,919,660
Gross Profit	5,808,013	(210,000)	5,598,013
Selling, General and Administrative expense	5,645,584	90,000	5,735,584
Operating Loss	(264,805)	(300,000)	(564,805)
Loss before income taxes	(395,790)	(300,000)	(695,790)
Net Loss	(395,790)	(300,000)	(695,790)

Consolidated Statement of Cash Flows (Operating Activities)
Net Loss	(395,790)	(300,000)	(695,000)
Allowance for credit losses	—	377,988	377,988
Decrease in accounts receivable and amount due from factor	354,794	(167,988)	186,806
Increase in accounts payable and accrued expenses	1,382,394	90,000	1,472,394

Fair Value Measurements - We account for fair value of financial instruments in accordance with ASC 820, Fair Value Measurement, which defines fair value and establishes a framework to measure fair value and the related disclosures about fair value measurements. The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The Financial Accounting Standards Board, or FASB, establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories: Level 1: Inputs based upon quoted market prices for identical assets or liabilities in active markets at the measurement date; Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and Level 3: Inputs that are management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments’ valuation. In addition, we will measure fair value in an inactive or dislocated market based on facts and circumstances and significant management judgment. We will use inputs based on management estimates or assumptions or adjust observable inputs to determine fair value when markets are not active and relevant observable inputs are not available.

ASC 825, Financial Instruments, requires disclosures about the fair value of financial instruments. The carrying amount of cash, accounts receivable and amounts due from factor, accounts payable, and accrued expenses, as presented in the balance sheet, approximates fair value due to the short-term nature of these instruments.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for products sold. Purchase orders may contain stand-alone pricing applied to each of the multiple products ordered. Revenue is recorded at the transaction price net of estimates of variable consideration. The Company uses the expected value method based on historical data in considering the impact of estimates of variable consideration, which may include trade discounts, allowances, product returns (including rights of return) or warranty replacements. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Disaggregation of Revenue: The Company presents below revenue associated with sales of safety alarm products separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the fiscal years ended March 31, 2025, and 2024 are as follows:

	Fiscal Year ended
	March 31, 2025	March 31, 2024
Sales of safety alarms	$21,140,157	$16,854,535
Sales of GFCI’s and ventilation fans	2,423,397	2,663,138
	$23,563,554	$19,517,673

Accounts Receivable and Allowance for Credit Losses: The Company assigns the majority of its trade receivables on a pre-approved non-recourse basis to Merchant Factors Corporation (Merchant or Factor) under a factoring agreement on an ongoing basis. Factoring charges recognized on assignment of receivables are deducted from revenue in the consolidated statements of operations and amounted to $209,841 and $174,074 for the years ended March 31, 2025, and 2024, respectively.

Management considers amounts due from the Company’s factor to be “financing receivables”. Trade accounts receivable, foreign receivables, and receivables from our suppliers are not considered to be financing receivables At the time a receivable is assigned to our factor the credit risk associated with the credit worthiness of the debtor is assumed by the factor. The Company continues to bear any credit risk associated with delivery or warranty issues related to the products sold.

Management assesses the credit risk of both its trade accounts receivables and its financing receivables based on the specific identification of accounts. A provision for credit losses is provided based on that assessment. Changes in the provision are charged to operations in the period the change is determined. Amounts ultimately determined to be uncollectible are eliminated from the receivable accounts and from the provision for credit losses in the period that the receivables’ status is determined to be uncollectible. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, and changes in customer payment terms. Our normal collection cycle ranges between thirty and forty days. Estimated uncollectible amounts are charged to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Historically, the level of uncollectible accounts has not been significant. Based on the nature of the factoring agreement and prior experience, no provision for credit losses related to Amounts Due from Factor has been provided. At March 31, 2025, and 2024, a provision for credit losses of $470,000 and $535,000, respectively, has been provided for uncollectible trade accounts receivable. Management provided a provision for credit losses of $157,012 on March 31, 2023, and increased this provision by $377,988 to $535,000 on March 31, 2024, and decreased this provision by $65,000 to $470,000 on March 31, 2025. The Company increased its provision for credit losses to cover potential credit losses, however no amounts were ultimately written off during the fiscal years ended March 31, 2024, and 2025.

Inventories: Inventories are stated at the lower-of-cost (first in/first out method) or net realizable value. Included as a component of finished goods inventory are additional non-material costs. These costs include freight, import duty, tariffs, and inspection fees. Expenses incurred for inventory quality control in the amount of approximately $45,000 and $45,000, were absorbed in inventory for the fiscal years ended March 31, 2025, and 2024, respectively. We evaluate inventories on a quarterly basis and write down inventory that is considered obsolete or unmarketable in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.

Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The factors considered in performing this assessment include current operating results, anticipated future results, the manner in which the asset group is used and the effects of obsolescence, demand, competition and other economic factors. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these asset groups in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these asset groups. Impairment losses are recognized when the sum of expected future cash flows is less than the asset groups carrying value, and losses are determined based upon the excess carrying value of the asset group over its fair value. Based on this assessment, no impairment to long-lived assets resulted for fiscal years ended March 31, 2025, and 2024.

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

Warranties: We generally provide warranties on safety products to the non-commercial end user on all products sold. The manufacturers of our safety products offer the company a discount on products purchased to cover the cost of providing warranty replacements. Claims for warranty replacement of products covered by the manufacturers have not been historically material. The Company has provided an allowance for warranty replacement of products of $25,000 for the fiscal years ended March 31, 2025, and 2024 that is included in accrued commissions and other on the consolidated balance sheet.

Engineering and Product Development: Engineering and product development costs are charged to operations as incurred.

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $589,072 and $561,075 in fiscal years 2025 and 2024, respectively.

Net Loss per Share: Basic net earnings (loss) per share is computed by dividing net earnings (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income (loss) for the year by the weighted average number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive) for the year. In addition, there were no other securities outstanding during 2025 or 2024 other than common stock. As a result, the weighted average number of common shares outstanding is identical for both basic and diluted shares.

Recently Issued Accounting Standards: Changes to US-GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s. Management adopted ASU 2016-02 related to credit losses effective April 1, 2023. Management determined that adoption of the guidance of the ASU did not have a material impact on the consolidated financial statements on the date of adoption or for the fiscal year ended March 31, 2024. Management has reviewed ASU 2023 - 07 related to segment reporting effective November 27, 2023. Management determined that adoption of the guidance of the ASU did not have a material impact on the consolidated financial statements for the fiscal year ended March 31, 2025.

Recent Accounting Pronouncements Not Yet Adopted: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in this ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and footnote disclosures.

NOTE B – SUBSEQUENT EVENTS

On October 31, 2024, the Company entered into an Asset Purchase Agreement (Agreement) with Feit Electric Company, Inc. (Feit) pursuant to which Feit agreed to acquire a portion of the Company’s business and the intangible assets of the Company for approximately $4,955,000. Under the terms of the Asset Purchase Agreement, the Company sold finished good inventories of $1,655,000, and all of the Company’s fully amortized intangible assets including, but not limited to, all of the Company’s patents, trademarks, copyrights, and the trade name Universal Security Instruments, Inc. and USI Electric, Inc. The sale and charter amendment is subject to approval by the Company’s shareholders and was approved by the requisite vote at a special meeting of the Shareholders held on April 15, 2025. Accordingly, on May 22, 2025, the Company closed on the sale of the assets subject to the Asset Purchase Agreement and changed the name of the Company to Universal Safety Products, Inc. Further, the plan for a subsequent complete liquidation of the Company was not approved by the requisite vote of the stockholders of the Company, and accordingly, the Company is continuing in operation engaged in the sale of products other than smoke and carbon monoxide alarms, and continues to seek a strategic business combination to drive long-term value for our shareholders.

The importation of certain wiring devices, carbon-monoxide alarms, and photo-electric alarms are currently subject to tariffs of 25%, and subsequent to March 31, 2025 tariffs on these products increased to 55%. The imposition of and modification of tariffs during the latter half of the current fiscal year ended March 31, 2025, and subsequent thereto, has increased uncertainty as to the short-term sustainability of importing products from our principal suppliers. If the Company is unable to import products at a competitive price point our sales could be adversely affected.

The impact to the Company’s current and deferred income tax position that may be effected by changes to the Internal Revenue Code resulting from passage of the One Big Beautiful Bill Act, subsequent to the Company’s fiscal year ended March 31, 2025, has not been evaluated.

NOTE C – SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

The Company entered into an Agreement with Merchant Financial Group (Merchant) for the purpose of factoring the Company’s trade accounts receivable. Under the Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. The Agreement, as supplemented, provides for additional financing at the sole discretion of Merchant to be secured by inventory. The Agreement, which was extended and expires on January 6, 2026, provides for continuation of the program for successive two-year periods until terminated by one of the parties to the Agreement. The amount available to borrow from Merchant is approximately $348,000, and $610,000, at March 31, 2025 and 2024, respectively. Advances on factored trade accounts receivable are secured by all assets, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (effective rate 9.5% and 10.5% at March 31, 2025, and 2024, respectively). Advances under the Agreement are made at the sole discretion of Merchant, based on their assessment of the receivables and inventory, and our financial condition at the time of each request for an advance. At March 31, 2025, and 2024 there was $2,100,458 and $768,853 borrowed and outstanding under the factoring agreement, respectively.

During the fiscal year ending March 31, 2024, a temporary provision by Merchant to provide additional funding of up to $500,000, characterized by Merchant as an over advance, and that provided funding up to one hundred percent (100%) of eligible accounts receivable, expired. In June 2024, Merchant approved additional funding via an overadvance of up to $1,600,000 secured by inventory.

Under the Agreement, the Company assigned receivables of $23,513,973 and $18,668,543 during the years ended March 31, 2025, and 2024, respectively. The uncollected balance of receivables held by the factor amounted to $3,666,790 and $2,202,663 at March 31, 2025, and 2024. Included in the uncollected balance of receivables held by the factor are amounts classified by the factor as amounts at client risk of approximately $545,000 and $372,000 at March 31, 2025, and 2024, respectively. Collected cash maintained on deposit with the factor earns interest at the factor’s prime rate of interest less 2.5 percent (effective rate of 5.0% and 6.0% at March 31, 2025, and 2024, respectively.) There was no cash on deposit with the Factor at March 31, 2025, or 2024.

NOTE D – PROPERTY AND EQUIPMENT AND RIGHT OF USE ASSET - NET

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided by using the straight-line method based on estimated useful lives. Expenditures for major betterments that extend the useful life of property and equipment are capitalized. Repair and maintenance costs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations. Right-of-use lease assets of $0 and $155,763, net, are included in leasehold improvements in Property and Equipment on the Consolidated Balance Sheets as of March 31, 2025, and 2024, respectively.

The estimated useful lives for financial reporting purposes are as follows:

Right of Use Asset	-	Term of lease
Machinery and equipment	-	5 to 10 years
Furniture and fixtures	-	5 to 15 years
Computer equipment	-	5 years

Property and equipment consist of the following:

	March 31,
	2025	2024
Right of Use Asset	$1,119,961	$1,119,961
Machinery and equipment	190,400	190,400
Furniture and fixtures	261,292	261,292
Computer equipment	302,634	302,634
	1,874,287	1,874,287
Less accumulated depreciation	(1,874,287)	(1,714,631)
	$—	$159,656

Depreciation and the amortization of intangibles totaled $159,656 which includes $155,763 of amortization of right-of-use lease asset for fiscal year ended March 31, 2025. For the fiscal year ended March 31, 2024, depreciation expense totaled $163,457 which included $155,764 of amortization of right-of-use lease asset.

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

Effective April 2025, we extended our operating lease for a 15,000 square foot office and warehouse located in Baltimore County, Maryland to expire in October 2025. No option to continue the lease beyond October 2025 has been provided in the lease extension. Monthly rental expense, with common area maintenance, currently approximates $15,000.

The Company maintains an operating lease for office space in Naperville, Illinois. This lease, consisting of 3,400 square feet, and renews on a month-to-month basis and expired on June 30, 2025. The Company did not renew the lease upon expiration. The monthly rental, with common area maintenance, was approximately $4,900 per month during the current fiscal year.

Rent expense, including common area maintenance, totaled approximately $296,000 and $293,000 for the years ended March 31, 2025, and 2024, respectively. None of the Company’s lease agreements contain any residual value guarantees or material restrictive covenants.

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of March 31, 2025, the Company had right-of-use assets of $0 and lease liabilities of $13,330 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the consolidated balance sheet. As of March 31, 2025, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases is one month and 5.5%, respectively. During the fiscal year ended March 31, 2025, and 2024 the operating lease costs related to the Company’s operating leases amounted to $159,656, and $184,056 respectively, which is included in selling, general and administrative expense in the consolidated statements of operations.

As of March 31, 2024, the Company had right-of-use assets of $159,656 and lease liabilities of $172,072 related to its operating leases. Right-of-use assets are included in property and equipment, net, on the consolidated balance sheet and lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the consolidated balance sheet. As of March 31, 2024, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases is one year and one month, and 5.5%, respectively.

The future minimum payments under operating leases were as follows at March 31, 2025:

Fiscal Year 2026	$13,381
Total operating lease payments	$13,381
Less: amounts representing interest	(51)
Present value of net operating lease payments	$13,330
Less: current portion	(13,330)
Long-term portion of operating lease obligations	$—

NOTE F – INCOME TAXES

The Company files its income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Federal income tax returns filed for the fiscal years ended March 31, 2024, 2023, and 2022 are considered open and subject to examination by tax authorities. Deferred income tax assets and liabilities are computed and recognized for those differences that have future tax consequences and will result in net taxable or deductible amounts in future periods. Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes. The deferred tax liabilities and assets for the Company result primarily from net operating loss and tax credit carry forwards, reserves, and accrued liabilities.

At March 31, 2025, the Company has total net federal operating loss carry-forwards of approximately $3,683,000 that has no fixed expiration date. In addition, the Company has research and development tax credit carry-forwards of approximately $35,000 that begin to expire in the fiscal year ending 2030. There are certain limitations to the use and application of these items. Management reviews net operating loss carry-forwards and income tax credit carry-forwards to evaluate if those amounts are recoverable. The Company expects to utilize $1,765,000 of the operating loss carry-forwards to offset the expected taxable income on the sale of a portion of the Company’s business with the filing of its tax returns for the fiscal year ending March 31, 2026. Accordingly, $361,000 of the allowance for deferred tax assets was reversed for the fiscal year ended March 31, 2025.

In addition, after a review of projected taxable income, remaining components of the deferred tax asset, and current global economic conditions, it was determined that it is more likely than not, that the tax benefits associated with the remaining components of deferred tax assets after the sale of a portion of the business, will not be realized. This determination was made based on the Company’s prior history of losses from operations and the uncertainty as to whether the Company will generate sufficient taxable income to use the remaining deferred tax assets prior to their expiration. Accordingly, a valuation allowance was established to fully offset the value of the remaining deferred tax assets. Our ability to realize the tax benefits associated with the remaining deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

The reconciliation between the statutory federal income tax provision and the actual effective tax provision is as follows:

	Years ended March 31,
	2025	2024
Federal tax (benefit) at statutory rate (20.0%) before loss carry-forward	$100,137	$(83,116)

Permanent and other differences	(169,522)	65,581
State income tax benefit – net of federal effect	(19,764)	(18,761)

Change in deferred tax asset valuation allowance	(271,851)	36,296
Current income tax benefit	$(361,000)	$—

The individual components of the Company’s deferred tax assets are as follows:

	March 31,
	2025	2024
Deferred tax assets:
Accruals and allowances	$219,674	$103,554
Non-deductible capitalized inventory	11,462	11,900
Net operating loss carry forward	736,679	1,124,212

Research and development tax credit carry forward	36,253	36,253
Allowance for unrealizable deferred tax assets	(643,068)	(1,275,919)
Net deferred tax asset	$361,000	$—

NOTE G – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on consultation with legal counsel, that there are no outstanding material claims outside of the normal course of business.

The Company’s employment agreement with its CEO (the “CEO Agreement”) requires the Company to make certain post-employment payments to the CEO in the event of his termination following a change in control, death, disability, non-renewal, or resignation under terms of the CEO Agreement. Additionally, the CEO Agreement requires the Company to make post-employment payments, which can range from approximately $74,000 to $1,640,000, dependent upon the controlling event, as discussed above. In July 2024, the Company renewed the CEO Agreement through July 31, 2025.

NOTE H - CONCENTRATIONS

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company had two customers during the fiscal year ended March 31, 2025, that represented 21.7%, and 14.9% of the Company’s net sales. These two customers represented 17.3% and 13.5% respectively, of the Company’s accounts receivable at March 31, 2025.

The Company had three customers during the fiscal year ended March 31, 2024, that represented 13.7%, 13.7%, and 10.6% of the Company’s net sales. The Company had no customers in the fiscal year ended March 31, 2024, that represented greater than 10% of the Company’s accounts receivable.

The Company acquires all the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. Products manufactured for us by Eyston amounted to approximately 96.3% and 84.3% of our purchases for the fiscal years ended March 31, 2025, and 2024, respectively. At March 31, 2025, and 2024, the Company had accounts receivable due from Eyston of $114,204 and $133,401, respectively. At March 31, 2025, and 2024, the Company had trade accounts payable due to Eyston of approximately $1,146,000 and $1,501,000, respectively. Subsequent to March 31, 2025, and in connection with the previously discussed asset sale to Feit, amounts due from, or due to Eyston were settled in full.

NOTE I – RETIREMENT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. All full-time employees who have completed 12 months of service are eligible to participate. Employees are permitted to contribute up to the amounts prescribed by law. The Company may provide contributions to the plan consisting of a matching amount equal to a percentage of the employee’s contribution, not to exceed four percent (4%). Employer contributions were $47,097 and $47,262 for the years ended March 31, 2025, and 2024, respectively.

NOTE J – RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2025, and 2024, inventory purchases and other company expenses of approximately $1,097,000 and $1,699,000, respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives travel mileage and other credit card benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2025, and 2024 may include amounts submitted for personal expense reimbursement and amounts paid by Mr. Grossblatt for inventory purchases or other company expenses and amounted to approximately $285,000 and $276,000, respectively, and the amount outstanding at March 31, 2025, and 2024 is approximately $0 and $0, respectively.

NOTE K – INTANGIBLE ASSET - NET

Intangible assets consist of legal expenses of $89,434 incurred in obtaining and perfecting patents used by the Company in newly developed detector technology and are capitalized for financial statement purposes. Upon issuance, patents are amortized on a straight-line basis over twenty years. Amortization expense for the fiscal year ended March 31, 2025, and 2024 was $4,470 and $4,474, respectively. Accumulated amortization at March 31, 2025, and 2024 was $62,605 and $58,133, respectively. Amortization expense for the next five years is expected to be $4,472 per fiscal year through 2030.