Form 10-Q
period 2025-06-30
UNIVERSAL SAFETY PRODUCTS, INC.
filed 2025-08-19
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At August 19, 2025, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	(unaudited)	(audited)
	June 30, 2025	March 31, 2025
CURRENT ASSETS
Cash	$482,166	$348,074
Cash – investment	3,338,228	—
Accounts receivable:
Trade, net of provision for credit losses of $470,000 as of June 30, 2025 and March 31, 2025	1,836,427	580,574
Receivables - other	8,900	8,500
	1,845,327	589,074

Amount due from factor	831,216	3,666,790
Inventories – finished goods	1,012,259	3,024,114
Assets – Held for Sale	—	1,681,937
Prepaid expenses	71,030	145,290
Deferred tax asset	—	361,000

TOTAL CURRENT ASSETS	7,580,226	9,816,279

TOTAL ASSETS	$7,580,226	$9,816,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$—	$2,100,458
Short-term portion of operating lease liability	—	13,330
Accounts payable - trade	260,212	1,094,546
Accounts payable – Eyston Company Ltd.	—	1,145,843
Accrued liabilities:
Accrued payroll and employee benefits	143,982	108,096
Accrued commissions and other	202,000	190,295

TOTAL CURRENT LIABILITIES	606,194	4,652,568

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at June 30, 2025, and March 31, 2025	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(5,934,938)	(7,745,259)

TOTAL SHAREHOLDERS’ EQUITY	6,974,032	5,163,711
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,580,226	$9,816,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2025	2024

Net sales	$3,824,247	$4,598,516

Cost of goods sold	3,130,112	3,510,812

GROSS PROFIT	694,135	1,087,704

Selling, general and administrative expense	1,113,303	1,397,421
Engineering and product development expense	112,007	87,601

Operating loss	(531,175)	(397,318)

Other income (expense):
Gain on sale of assets	2,820,668	—
Interest income (expense)	3,828	(44,888)

Net income (loss) before taxes	2,293,321	(442,206)

Provision for income taxes:
Current	122,000	—
Deferred	361,000	—

NET INCOME (LOSS)	$1,810,321	$(442,206)

Earnings (loss) per share:
Basic and diluted	$0.78	$(0.19)

Shares used in computing (loss) earnings per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2025

(Unaudited)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2025	2,312,887	$23,129	$12,885,841	$(7,745,259)	$5,163,711

Net Income				1,810,321	1,810,321

Balance at June 30, 2025	2,312,887	$23,129	$12,885,841	$(5,934,938)	$6,974,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARY

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

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2025	2024

OPERATING ACTIVITIES:
Net income (loss)	$1,810,321	$(442,206)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of assets	(2,820,668)	—
Depreciation and amortization	—	1,619
Deferred income taxes	361,000	—

Changes in operating assets and liabilities:
Decrease in accounts receivable and amount due from factor	1,579,321	354,990
Decrease (increase) in inventories and prepaid expenses	3,768,052	(260,271)
Decrease in accounts payable, accrued liabilities, and operating lease liability	(1,945,916)	(852,240)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,752,110	(1,198,108)

INVESTING ACTIVITIES:
Proceeds from sale of assets	4,955,108	—
Decrease in inventories and intangible assets – held for sale	(1,681,937)	—
Decrease in trade accounts payable related to closing costs on sale	(452,503)	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,820,668	—

FINANCING ACTIVITIES:
Net (repayment) borrowing – line of credit - Factor	(2,100,458)	1,454,566
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,100,458)	1,454,566

NET INCREASE IN CASH	3,472,320	256,458

CASH AT BEGINNING OF PERIOD	348,074	65,081

CASH AT END OF PERIOD	$3,820,394	$321,539

Supplemental Information:
Interest paid	$—	$44,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

Universal Safety Products, Inc., formerly “Universal Security Instruments, Inc.” (“we” or “the Company”) designs and markets a variety of popularly priced safety products which, during the period covered by this Quarterly Report, consisted primarily of smoke alarms, carbon monoxide alarms and related products. Most of our products require minimal installation and are designed for easy installation by the consumer without professional assistance and are sold through retail stores. We also market products to the electrical distribution trade through our wholly owned subsidiary, Universal Safety Electric, Inc., formerly, USI Electric, Inc. (“Universal Electric”). The electrical distribution trade includes electrical and lighting distributors as well as manufactured housing companies. Products sold by Universal Electric usually require professional installation.

Management had been seeking access to additional funding or other resources, or the right strategic business combination, which would allow the Company to drive long-term value for its shareholders while taking advantage of growth opportunities that the Company seeks to execute. In furtherance thereof, as previously announced on October 31, 2024, the Company entered into an Asset Purchase Agreement with Feit Electric Company, Inc. (“Feit”) pursuant to which Feit agreed to acquire the smoke and carbon monoxide alarm portion of the Company’s business and the non-tangible assets of the Company, including but not limited to the trade name of Universal Security Instruments, Inc. and Universal Electric, Inc. The Closing was subject to the approval of the transaction by the requisite vote of the shareholders of the Company. A special meeting of the shareholders to approve the sale and related actions was held on April 15, 2025, and the asset sale was approved. Accordingly on May 22, 2025, the Company closed on the asset sale to Feit pursuant to the terms of the Asset Purchase Agreement. The assets held for sale in accordance with the Asset Purchase Agreement at March 31, 2025, are shown separately in the financial statements accompanying this Quarterly Report and are valued at the lower of the assets carrying value or fair value less selling cost. The Company currently intends to continue importing and marketing its product lines other than smoke alarms and carbon monoxide alarms and is exploring other business opportunities to drive long-term value for our shareholders.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Universal Electric. Except for the condensed consolidated balance sheet as of March 31, 2025, which was derived from audited financial statements, the accompanying condensed consolidated financial statements are unaudited. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US-GAAP) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2025, audited financial statements filed with the Securities and Exchange Commission on Form 10-K as filed on July 29, 2025. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

Line of Credit – Factor

The Company entered into an Agreement with Merchant Financial Group (Merchant) for the purpose of factoring the Company’s trade accounts receivable. Under the Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. The Agreement, as supplemented, provides for additional financing at the sole discretion of Merchant to be secured by inventory. The Agreement, which expires on January 6, 2026, provides for continuation of the program for successive two-year periods until terminated by one of the parties to the Agreement. The amount available to borrow from Merchant is approximately $45,000, and $348,000, at June 30, 2025 and March 31, 2025, respectively. Advances on factored trade accounts receivable are secured by all assets, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (effective rate 9.5% at June 30, 2025 and March 31, 2025, respectively). Advances under the Agreement are made at the sole discretion of Merchant, based on their assessment of the receivables and inventory, and our financial condition at the time of each request for an advance. At June 30, 2025, and March 31, 2025, there was $0 and $2,100,458 borrowed and outstanding under the factoring agreement, respectively. Collected cash maintained on deposit with the factor earns interest at the factor’s prime rate of interest less 2.5 percent (effective rate of 5.0% at June 30, 2025 and March 31, 2025, respectively.) Cash on deposit with the Factor at June 30, and March 31, 2025 amounted to $1,837,828 and 0, respectively.

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

Disaggregation of Revenue

The Company presents below revenue associated with sales of products acquired from Eyston Company Ltd. (Eyston) separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the three months ended June 30, 2025, and 2024 are as follows:

	Three months ended
	June 30, 2025	June 30, 2024
Sales of products acquired from Eyston	$3,602,393	$3,934,490
Sales of GFCI’s and ventilation fans	221,854	664,026
	$3,824,247	$4,598,516

Concentrations

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company acquires all of the smoke alarm and carbon monoxide alarm safety products that it sells from Eyston Company, Ltd. The Company had four customers in the three-month period ended June 30, 2025, that represented 16.5%, 15.4%, 12.8%, and 10.1% of the Company’s net sales, respectively. In addition, the Company had two customers that represented 19.1%, and 12.5% of the Company’s total trade accounts receivable at June 30, 2025.

The Company did not have any customers that exceeded ten percent of sales for the three-month period ended June 30, 2024. The Company had three customers that represented 13.2%, 10.4%, and 10.3% of the Company’s total trade accounts receivable at June 30, 2024.

Related Party Transactions

During the three-month periods ended June 30, 2025, and 2024, inventory purchases and other company expenses of approximately $83,000 and $560,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives mileage benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the three-month periods ended June 30, 2025, and 2024, amounted to $13,298 and $285,333, respectively.

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

Management reviews net operating loss carry-forwards and income tax credit carry forwards to evaluate if those amounts are recoverable. The Company expects to use approximately $1,950,000 of its net operating loss carry-forwards in connection with the filing of its tax return for the fiscal year ended March 31, 2026. However, after a review of projected taxable income, the components of the deferred tax asset, and the current global economic conditions, it was determined that it is more likely than not that the tax benefits associated with the remaining components of the deferred tax assets will not be realized. This determination was made based on the Company’s prior history of losses from operations and the uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to their expiration. Accordingly, a valuation allowance was established to fully offset the value of the remaining deferred tax assets. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

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

Accounts Receivable, Amount Due From Factor, and Allowance for Credit Losses

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

Management assesses the credit risk of both its trade accounts receivables and its financing receivables based on the specific identification of accounts. A provision for credit losses is provided based on that assessment. Changes in the provision are charged to operations in the period the change is determined. Amounts ultimately determined to be uncollectible are eliminated from the receivable accounts and from the provision for credit losses in the period that the receivables’ status is determined to be uncollectible. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, and changes in customer payment terms. Our normal collection cycle ranges between thirty and forty days. Estimated uncollectible amounts are charged to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Historically, the level of uncollectible accounts has not been significant. Based on the nature of the factoring agreement and prior experience, no provision for credit losses related to Amounts Due from Factor has been provided. At June 30, 2025, and March 31, 2025, a provision for credit losses of $470,000 has been provided for uncollectible trade accounts receivable.

Earnings per Common Share

Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on the Company’s average stock price. There were no potentially dilutive common stock equivalents outstanding during the three months ended June 30, 2025, or 2024. As a result, basic and diluted weighted average common shares outstanding are identical for the three-month periods ended June 30, 2025, and 2024.

Contingencies

From time to time, the Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows in future years.

Leases

The Company is a lessee in lease agreements for office space. Certain of the Company’s leases contain provisions for one or more options to terminate or extend the lease at the Company’s sole discretion. The Company’s leases are comprised of fixed lease payments, with its real estate leases including lease payments subject to a rate or index which may be variable. Certain real estate leases also include executory costs such as common area maintenance (non-lease component). As a practical expedient permitted under ASC 842, the Company has elected to account for the lease and non-lease components as a single lease component. The Company utilizes certain practical expedients for short-term leases including the election not to reassess its prior conclusions about lease identification, lease classification and initial direct costs, as well as the election not to separate lease and non-lease components for arrangements where the Company is a lessee. Lease payments, which may include lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable lease amounts based on a rate or index (fixed in substance) as stipulated in the lease contract.

Effective April 2025, we extended our operating lease for a 15,000 square foot office and warehouse located in Baltimore County, Maryland to expire in October 2025. No option to continue the lease beyond October 2025 has been provided in the lease extension. Monthly rental expense, with common area maintenance, currently approximates $15,000.

The Company maintained an operating lease for office space in Naperville, Illinois. This lease, consisting of 3,400 square feet, and renewed on a month-to-month basis and expired on June 30, 2025. The Company did not renew the lease upon expiration. The monthly rental, with common area maintenance, was approximately $4,900 per month during the current fiscal period.

Rent expense, including common area maintenance, totaled approximately $43,000 and $39,000 for the three-month periods ended June 30, 2025, and 2024, respectively. None of the Company’s lease agreements contain any residual value guarantees or material restrictive covenants.

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement, less lease incentives. As of March 31, 2025, the Company had right-of-use assets of $0 and lease liabilities of $13,330 related to its operating leases. Lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the consolidated balance sheet. As of March 31, 2025, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases is one month and 5.5%, respectively. During the fiscal quarter ended June 30, 2025 and fiscal year ended March 31, 2025, the operating lease costs related to the Company’s operating leases amounted to approximately $43,000 and $160,000, respectively, which is included in selling, general and administrative expense in the condensed consolidated statements of operations.

Recent Accounting Pronouncements Not Yet Adopted

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

Subsequent Events

On August 13, 2025 (the “Execution Date”), the Company entered into a Securities Purchase Agreement (the “Agreement”) with SJC Lending LLC, a Delaware limited liability company (“SJC”), pursuant to which the Company agreed to sell to SJC convertible promissory notes in the aggregate principal amount of up to $2,750,000 (the “Convertible Notes”) for a total purchase price of up to $2.5 million dollars (the “Loan”),

The consummation of the transactions contemplated by the Agreement, specifically the conversion of the Convertible Notes in an aggregate number in excess of 19.99% of the number of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) on the Execution Date, are subject to various customary closing conditions as well as regulatory and Stockholder Approval.

The material terms of the Agreement and the Convertible Notes are summarized in Form 8-K, filed on August 14, 2025, and are included herein by reference.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used throughout this Report, “we,” “our,” “the Company” and similar words refers to Universal Safety Products, Inc.

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

OVERVIEW

We are in the business of marketing and distributing safety and security products. Our financial statements detail our sales and other operational results for the three-month periods ended June 30, 2025, and 2024.

Management had been seeking access to additional funding or other resources, or the right strategic business combination, which would allow the Company to drive long-term value for its shareholders while taking advantage of growth opportunities that the Company seeks to execute. In furtherance thereof, as previously announced on October 31, 2024, the Company entered into an Asset Purchase Agreement with Feit Electric Company, Inc. (“Feit”) pursuant to which Feit agreed to acquire the smoke and carbon monoxide alarm portion of the Company’s business and the non-tangible assets of the Company, including but not limited to the trade name of Universal Security Instruments, Inc. and Universal Electric, Inc. The Closing was subject to the approval of the transaction by the requisite vote of the shareholders of the Company. A special meeting of the shareholders to approve the sale and related actions was held on April 15, 2025, and the asset sale was approved. Accordingly on May 22, 2025, the Company closed on the asset sale to Feit pursuant to the terms of the Asset Purchase Agreement. The Company currently intends to continue importing and marketing its product lines other than smoke alarms and carbon monoxide alarms and is exploring other business opportunities to drive long-term value for our shareholders.

Changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact the cost of our products. We import all our products. As an importer, we are subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions, and currency fluctuations. Substantially all our safety products are imported from the People’s Republic of China. Certain of these products are currently subject to tariffs of fifty-five (55%) percent. The imposition of and modification of tariffs during the latter half of the fiscal year ended March 31, 2025, and subsequent thereto, has increased uncertainty as to the short-term sustainability of importing products from our principal suppliers. If the Company is unable to import products at a competitive price point our sales could be adversely affected.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 and 2024

Sales. Net sales for the three months ended June 30, 2025, were $3,824,247 compared to $4,598,516 for the comparable three months in the prior year, a decrease of $774,269 (16.8%). As previously discussed, the Company sold the rights to sell a significant portion of its product line on May 22, 2025. Sales subsequent to this date include only those products which the Company continues to import and market.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 18 2% and 23.7% of sales for the quarters ended June 30, 2025, and 2024, respectively. Gross margins were negatively impacted in the periods ended June 30, 2025, and 2024 principally due to tariffs, the mix of products sold due to the previously discussed sale of a portion of our business, and higher ocean freight costs.

Expenses. Selling, general and administrative expenses were $1,113,303 for the three months ended June 30, 2025, and $1,397,421 for the comparable three months in the prior year. As a percentage of net sales, these expenses decreased to 29.1% for the three-month period ended June 30, 2025, from 30.4% for the 2024 period. These expenses, as a percentage of net sales, were comparable to the same period of the prior fiscal year.

Engineering and Product Development. Engineering and product development expenses were $112,007 for the three-month period ended June 30, 2025, were comparable to $87,601 for the same quarter of the prior year.

Interest Expense. Our interest income was $3,827 for the quarter ended June 30, 2025, compared to interest expense of $44,888 for the quarter ended June 30, 2024. Interest expense is dependent upon the total amounts borrowed from the Factor and interest rates during the period as compared to the corresponding period of the prior year.

Gain on Sale of Assets. We reported a gain on the sale of assets previously held for sale in the amount of $2,820,668. The purchase price of approximately $4,955,000 was reduced by the basis of the assets held for sale amounting to approximately $1,682,000 and by certain customary costs associated with the sale, including commissions and consulting fees amounting to approximately $834,000.

Provision for Income Taxes. Current and deferred income tax provisions amounting to $122,000 and $361,000, respectively were provided in the current fiscal quarter ended June 30, 2025, to record the expected tax liability associated with net earnings, principally arising as a result of the gain on the sale of assets held for sale. The deferred tax liability is a reversal of the deferred tax asset recorded in the fiscal year ended March 31, 2025, related to the sale of assets held for sale.

Net Income (Loss). We reported net income of $1,810,321 for the quarter ended June 30, 2025, compared to a net loss of $442,206 for the corresponding quarter of the prior fiscal year, a $2,252,527 increase in net income. The primary reason for the increase in the net income is the Company’s sale of a portion of its business, as previously discussed, resulting in a gain on the sale of $2,820,668.

Operating activities provided cash of $2,752,110 for the three months ended June 30, 2025. This was primarily due to a decrease in accounts receivable and amounts due from factor or $1,579,321, a decrease in inventories and prepaid expenses of $3,768,052, net income of $1,810,321, a decrease in deferred tax assets of $361,000, and offset by a decrease in accounts payable and accrued expenses of $1,945,916 and the gain on sale of asset of $2,820,668.

Operating activities used cash of $1,198,108 for the three months ended June 30, 2024. This was primarily due to an increase in inventories, prepaid expenses and other of $260,271, a decrease in accounts payable and accrued liabilities of $852,240, and a net loss of $442,206, and offset by a decrease in accounts receivable and amount due from factor of $354,990.

Investing activities for the three months ended June 30, 2025, provided cash from the sale of assets, net of the payment of related liabilities, of $2,820,668.

Financing activities used cash of $2,100,458 during the three months ended June 30, 2025, which is comprised of repayments net of advances from the factor. Financing activities provided cash of $1,454,566 during the three months ended June 30, 2024, which is comprised of borrowings net of advances from the factor.

Liquidity and Capital Resources

The Company believes its balances of cash, funds available to borrow under the terms of its factoring agreement, and cash generated by ongoing operations will be sufficient to satisfy its cash requirements over the next twelve months and beyond. The Company’s contractual cash requirements have not changed materially since it filed its Form 10-K for the fiscal year ended March 31, 2025.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as such item is defined in Rules 13a – 15(e) and 15d – 15(e) of the Exchange Act) that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures in accordance with applicable Securities and Exchange Commission guidance as of the end of the period covered by this quarterly report and have concluded that disclosure controls and procedures were not effective because the Company has not yet completed its remediation of the material weaknesses previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, the end of its most recent fiscal year.

Material weaknesses arose during the fiscal year ended March 31, 2025, that continued to exist in the fiscal quarter ended June 30, 2025, related to the inherent risk associated with the lack of segregation of duties due to limited staffing in the accounting function. The Company plans to remediate the material weakness by adding additional personnel to the accounting function, which has not yet occurred.

Material weaknesses arose during the fiscal year ended March 31, 2024, that continued to exist in the fiscal quarter ended June 30, 2025, in the management review controls over classification of and disclosure of amounts within the financial statements resulting in revisions of amounts previously published in the March 31, 2024, financial statements. The Company plans to remediate the material weakness by changing to the proper reporting of the classification of amounts, and inclusion of the required disclosures.

Material weaknesses arose during the fiscal year ended March 31, 2024, that continued to exist in the fiscal quarter ended June 30, 2025, in the management review controls over the classification of and accounting for income taxes. The Company plans to remediate the material weakness by engaging an independent expert to review the Company’s current and deferred tax provisions.

Material weaknesses arose during the fiscal year ended March 31, 2024, that continued to exist in the fiscal quarter ended June 30, 2025 in management’s review and control over documentation supporting entries posted to the Company’s general ledger. The Company plans to remediate the material weakness by implementing procedures to improve the review of, and documentation used to support, entries to the Company’s general ledger.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2025.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 5.	OTHER INFORMATION

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 0-07885)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.**
99.1	Press Release dated August 19, 2025*
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and March 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2025 and 2024, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended June 30, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SAFETY PRODUCTS, INC.
(Registrant)

Date: August 19, 2025	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer