Form 10-Q
period 2025-09-30
UNIVERSAL SAFETY PRODUCTS, INC.
filed 2025-11-19
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At November 19, 2025, the number of shares outstanding of the registrant’s common stock was 2,312,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	(unaudited)	(audited)
	September 30, 2025	March 31, 2025
CURRENT ASSETS
Cash and cash equivalents	$5,225,625	$348,074

Accounts receivable:
Trade, net of provision for credit losses of $870,000 at September 30, 2025 and $470,000 at March 31, 2025	628,382	580,574
Other receivables	8,300	8,500
	636,682	589,074

Amount due from factor	70,782	3,666,790
Inventories – finished goods	672,359	3,024,114
Assets – Held for Sale	—	1,681,937
Deferred tax asset	—	361,000
Prepaid expenses	164,388	145,290

TOTAL CURRENT ASSETS	6,769,836	9,816,279

TOTAL ASSETS	$6,769,836	$9,816,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$—	$2,100,458
Short-term portion of operating lease liability	—	13,330
Convertible Debenture	1,762,355	—
Derivative Component of Convertible Debenture	814,000	—
Accounts payable - trade	268,071	1,094,546
Accounts payable – Eyston Company, Ltd.	—	1,145,843
Accrued liabilities:
Accrued payroll and employee benefits	93,945	108,096
Accrued commissions and other	170,000	190,295

TOTAL CURRENT LIABILITIES	3,108,371	4,652,568

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at September 30, 2025 and March 31, 2025	23,129	23,129
Additional paid-in capital	12,885,841	12,885,841
Accumulated Deficit	(9,247,505)	(7,745,259)

TOTAL SHAREHOLDERS’ EQUITY	3,661,465	5,163,711
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,769,836	$9,816,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2025	2024

Net sales	$759,999	$7,203,269

Cost of goods sold	300,857	5,205,326

GROSS PROFIT	459,142	1,997,943

Selling, general and administrative expense	1,311,187	1,209,352
Engineering and product development expense	76,682	110,371

Operating (loss) income	(928,727)	678,220

Other income (expense):
Gain on sale of assets	—	—
Change in fair value of derivative component of convertible debt	(47,000)	—
Interest expense - net	(11,053)	(89,642)

Net (loss) income before taxes	(986,780)	588,578

Provision for income tax expense	(13,000)	(11,600)

NET (LOSS) INCOME	$(999,780)	$576,978

(Loss) earnings per share:
Basic	$(0.43)	$0.25
Diluted	(0.43)	0.25

Shares used in computing loss (earnings) per share:
Weighted average basic shares outstanding	2,312,887	2,312,887
Weighted average diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended September 30,
	2025	2024

Net sales	$4,584,246	$11,801,785

Cost of goods sold	3,430,969	8,716,138

GROSS PROFIT	1,153,277	3,085,647

Selling, general and administrative expense	2,424,490	2,606,773
Engineering and product development expense	188,689	197,972

Operating (loss) income	(1,459,902)	280,902

Other income (expense):
Gain on sale of asset	2,820,668	—
Change in fair value of derivative component of convertible debt	(47,000)	—
Interest expense - net	(7,225)	(134,530)

Net Income before income taxes	1,306,541	146,372

Provision for income tax expense	496,000	11,600

NET INCOME	$810,541	$134,772

Earnings per share:
Basic	$0.35	$0.06
Diluted	0.33	0.06

Shares used in computing earnings per share:
Weighted average basic shares outstanding	2,312,887	2,312,887
Weighted average diluted shares outstanding	2,487,431	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2025	2,312,887	$23,129	$12,885,841	$(7,745,259)	$5,163,711

Net income				1,810,321	1,810,321

Balance at June 30, 2025	2,312,887	$23,129	$12,885,841	$(5,934,938)	$6,974,032

Cash Dividend				(2,312,787)	(2,312,787)
Net loss				(999,780)	(999,780)

Balance at September 30, 2025	2,312,887	$23,129	$12,885,841	$(9,247,505)	$3,661,465

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

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2025	2024

OPERATING ACTIVITIES:
Net Income	$810,541	$134,772
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of asset	(2,820,668)	—
Depreciation and amortization	—	3,058
Allowance for excess and obsolete inventory	—	300,000
Increase in allowance for credit losses	400,000	—
Deferred income taxes	361,000	—
Change in fair value of derivative component of convertible debt	47,000	—
Decrease in lease obligation	(13,330)	—

Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable and amount due from factor	3,148,400	(3,150,214)
Decrease (Increase) in inventories and assets held for sale	4,033,692	(1,528,972)
(Increase) Decrease in prepaid expenses	(19,098)	74,303
(Increase) Decrease in accounts payable and accrued liabilities	(2,006,764)	888,890

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,940,773	(3,278,163)

INVESTING ACTIVITIES:
Proceeds from sale of assets	4,955,108	—
Decrease in trade accounts payable related to closing costs on sale	(452,503)	—
Decrease in inventories and intangible assets - held for sale	(1,681,937)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,820,668	—

FINANCING ACTIVITIES:
Cash dividend paid	(2,312,787)	—
Issuance of Convertible Debt	2,529,355	—
Net (repayment) borrowing - Line of Credit – Factor	(2,100,458)	3,447,281

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,883,890)	3,447,281

NET INCREASE IN CASH	4,877,551	169,118

Cash at beginning of period	348,074	65,081

CASH AT END OF PERIOD	$5,225,625	$234,199

SUPPLEMENTAL INFORMATION:
Interest paid	$7,225	$134,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

Universal Safety Products, Inc., formerly “Universal Security Instruments, Inc.” (“we” or “the Company”) designs and markets a variety of popularly priced safety products which, during the period covered by this Quarterly Report, consisted primarily of smoke alarms, carbon monoxide alarms and related products. Most of our products require minimal installation and are designed for easy installation by the consumer without professional assistance and are sold through retail stores. We also market products to the electrical distribution trade through our wholly owned subsidiary, Universal Safety Electric, Inc., formerly, USI Electric, Inc. (“Universal Electric”). The electrical distribution trade includes electrical and lighting distributors as well as manufactured housing companies. Products sold by Universal Electric usually require professional installation. On July 7, 2025, we established a wholly owned subsidiary, Universal DEFI, LLC, to facilitate future growth opportunities. As of September 30, 2025, Universal DEFI, LLC has conducted no operations.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Universal Electric. and Universal DEFI, LLC. Except for the condensed consolidated balance sheet as of March 31, 2025, which was derived from audited financial statements, the accompanying condensed consolidated financial statements are unaudited. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US-GAAP) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company’s March 31, 2025, audited financial statements filed with the Securities and Exchange Commission on Form 10-K as filed on July 29, 2025. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

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

Disaggregation of Revenue

The Company presents below revenue associated with sales of products acquired from Eyston Company Ltd. (Eyston) separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the three and six months ended September 30, 2025, and 2024 are as follows:

	Three months ended		Six months ended
	Sept. 30, 2025	Sept. 30, 2024	Sept. 30, 2025	Sept. 30, 2024
Sales of products acquired from Eyston	$568,484	$6,556,544	$4,170,877	$10,491,034
Sales of GFCI’s and ventilation fans	191,515	646,725	413,369	1,310,751
	$759,999	$7,203,269	$4,584,246	$11,801,785

Accounts Receivable, Amount Due From Factor, and Allowance for Credit Losses

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

Management assesses the credit risk of both its trade accounts receivables and its financing receivables based on the specific identification of accounts. A provision for credit losses is provided based on that assessment. Changes in the provision are charged to operations in the period the change is determined. Amounts ultimately determined to be uncollectible are eliminated from the receivable accounts and from the provision for credit losses in the period that the receivables’ status is determined to be uncollectible. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, and changes in customer payment terms. Our normal collection cycle ranges between thirty and forty days. Estimated uncollectible amounts are charged to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Historically, the level of uncollectible accounts has not been significant. Based on the nature of the factoring agreement and prior experience, no provision for credit losses related to Amounts Due from Factor has been provided. At September 30, 2025, and March 31, 2025, a provision for credit losses of $470,000 has been provided for uncollectible trade accounts receivable.

Concentrations

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company had three customers in the six-month period ended September 30, 2025, that represented 13.8%, 12.9%, and 10.5% of the Company’s net sales, and no single customer representing more than 10% of the Company’s net sales for the three-month period ended September 30, 2025. The Company had three customers represented 25.6%, 13.3%, and 11.4%, respectively, of the total trade accounts receivable at September 30, 2025.

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

Line of Credit – Factor

The Company entered into an Agreement with Merchant Financial Group (Merchant) for the purpose of factoring the Company’s trade accounts receivable. Under the Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. The Agreement, as supplemented, provides for additional financing at the sole discretion of Merchant to be secured by inventory. The Agreement, which expires on January 6, 2026, provides for continuation of the program for successive two-year periods until terminated by one of the parties to the Agreement. The amount available to borrow from Merchant is approximately $67,000, and $348,000, at September 30, 2025 and March 31, 2025, respectively. Advances on factored trade accounts receivable are secured by all assets, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (effective rate 9.25% and 9.50% at September 30, 2025, and March 31, 2025, respectively). Advances under the Agreement are made at the sole discretion of Merchant, based on their assessment of the receivables and inventory, and our financial condition at the time of each request for an advance. At September 30, 2025, and March 31, 2025, there was $0 and $2,100,458 borrowed and outstanding under the factoring agreement, respectively. Collected cash maintained on deposit with the factor earns interest at the factor’s prime rate of interest less 2.5 percent (effective rate of 4.75% and 5.00% at September 30, 2025 and March 31, 2025, respectively). Cash on deposit with Merchant at September 30, 2025 and March 31, 2025 amounted to $949,693 and 0, respectively.

Convertible Debentures

On August 13, 2025, the Company entered into a Securities Purchase Agreement with SJC Lending, LLC (SJC), in which the Company agreed to sell SJC convertible promissory notes in three separate closings of 8% convertible notes in various principal amounts up to $2,750,000 in the aggregate. The closing on the initial tranche, which occurred on August 13, 2025, consisted of the issuance of a convertible note to SJC in the principal amount of $1,100,000, for a purchase price of $1,000,000. An additional convertible note to SJC representing the planned second and third tranches was closed on September 25, 2025, in the principal amount of $1,650,000, for a purchase price of $1,500,000. The Company paid $20,000 out of the proceeds of the notes for legal fees and expenses related to the Agreement. The notes mature in one year on August 13, 2026, and September 25, 2026, respectively, if not previously converted, and are convertible into shares of common stock at a discounted price amounting to 80% of the lowest volume weighted average price occurring in the ten-business day period prior to the conversion date. SJC may convert any or all of the unpaid principal amount prior to the maturity date, however $500,000 of the unpaid principal must be converted to common stock on the date of maturity. The notes bear interest from the date of issuance at 8% of the face amount of the notes. In addition, straight-line amortization amounting to $15,479 of the original issue discount of $250,000, has been recorded as interest expense at September 30, 2025.

Under the provisions of ASC 815-40-15, “Derivatives and Hedging Contracts in Entity’s Own Equity – Scope and Scope Exceptions,” our outstanding convertible notes are indexed to our stock. The application of ASC 815-40-15 resulted in our accounting for these notes as derivative instruments, and they are recognized as liabilities in our condensed consolidated balance sheets.

The notes payable are accounted for as derivative liabilities at September 30, 2025, and are recorded net of the fair value of the derivative component on the date of issuance with changes in fair value recognized as a gain or loss for each reporting period thereafter. The notes were recorded at fair value on the date of issuance, using the Binomial valuation model, and accordingly, an original derivative liability of $309,000 and $458,000 was recorded on August 13, 2025, and September 25, 2025, respectively. The fair value of this liability is determined each reporting period and gains and losses are recognized in the statement of operations under “Other Income (Expense)”. The fair value of the derivative liability of the notes payable is $814,000 at September 30, 2025. Other expense of $47,000 was recorded during the accounting period ended September 30, 2025, reflecting an increase in the fair value of the derivative component of the liability for the period from the original issuance of the notes payable to September 30, 2025.

Fair Value of Financial Instruments

The accounting standards regarding the fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash and other current assets and liabilities to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. The Company has also adopted ASC 820-10, “Fair Value Measurements” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
●	Level 3 – Inputs to valuation methodology are unobservable and significant to the fair value.

The carrying amounts of our financial instruments, including cash, cash investments, accounts payable, and accrued expenses approximate fair value because of their generally short maturities.

We measured the fair value of the convertible notes by using the Binomial Valuation model. As of September 30, 2025, the assumptions used to measure fair value of the liability embedded in our outstanding notes included an exercise price of $3.32 per share, a common share market price of $3.99, a discount rate of 20%, and a volatility of 50%.

The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of September 30, 2025.

Description	Level 1	Level 2	Level 3	Total
Convertible Notes Payable	—	—	2,576,355	2,576,355

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability for the three and six month periods ended September 30, 2025.

Balance March 31, 2025	$—
Additions to derivative liabilities	767,000
Other expense included in earnings	47,000
Conversions to equity	—
Balance September 30, 2025	$814,000

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

Effective October 2025, we extended our operating lease for a 15,000 square foot office and warehouse located in Baltimore County, Maryland to expire in January 2026. No option to continue the lease beyond January 2026 has been provided in the lease extension. Monthly rental expense, with common area maintenance, currently approximates $15,000.

The Company maintained an operating lease for office space in Naperville, Illinois. This lease, consisting of 3,400 square feet, and renewed on a month-to-month basis and expired on June 30, 2025. The Company did not renew the lease upon expiration. The monthly rental, with common area maintenance, until expiration of the lease was approximately $4,900 per month.

Rent expense, including common area maintenance, totaled approximately $97,000 and $80,000 for the six-month periods ended September 30, 2025, and 2024, respectively. None of the Company’s lease agreements contain any residual value guarantees or material restrictive covenants.

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement, less lease incentives. As of March 31, 2025, the Company had right-of-use assets of $0 and lease liabilities of $13,330 related to its operating leases. Lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the consolidated balance sheet. As of March 31, 2025, the Company’s weighted average remaining lease term and weighted-average discount rate related to its operating leases is one month and 5.5%, respectively.

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

Management reviews net operating loss carry-forwards and income tax credit carry forwards to evaluate if those amounts are recoverable. The Company expects to use approximately $1,950,000 of its net operating loss carry-forwards in connection with the filing of its tax return for the fiscal year ending March 31, 2026. However, after a review of projected taxable income, the components of the deferred tax asset, and the current global economic conditions, it was determined that it is more likely than not that the tax benefits associated with the remaining components of the deferred tax assets will not be realized. This determination was made based on the Company’s prior history of losses from operations and the uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to their expiration. Accordingly, a valuation allowance was established to fully offset the value of the remaining deferred tax assets. Our ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

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

Earnings per Common Share

Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding plus the effect of stock options and other potentially dilutive common stock equivalents using the treasury stock method based on the Company’s average stock price.

Potentially dilutive common stock equivalents in the form of convertible debentures were issued during the three-month period ended September 30, 2025. The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders, as adjusted to give effect to the potentially dilutive effect of convertible debentures issued during the three-month period ended September 30, 2025. Basic and diluted weighted average common shares outstanding are identical for the three and six-month periods ended September 30, 2024.

	Three months ended		Six months ended
	Sept. 30, 2025	Sept. 30, 2024	Sept. 30, 2025	Sept. 30, 2024
Basic weighted average common shares	$2,312,887	$2,312,887	$2,312,887	$2,312,887
Potential dilutive effect of convertible debentures	—	—	174,544	—
Fully diluted weighted average common shares	$2,312,887	$2,312,887	$2,487,431	$2,312,887

Cash Dividend

On September 2, 2025, the Company declared a one-time special cash dividend of $1.00 per share of the Company’s outstanding common stock. The special dividend represents a portion of the purchase price the Company received for the sale of assets held for sale as previously discussed. The dividend to shareholders of record on September 18, 2025, was paid on September 25, 2025, in the aggregate amount of $2,312,787.

Contingencies

From time to time, the Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows in future years.

Related Party Transactions

During the three and six-month periods ended September 30, 2025, inventory purchases and other company expenses of approximately $39,000 and $123,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. During the three and six-month periods ended September 30, 2024, inventory purchases and other company expenses of approximately $386,000 and $946,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives mileage benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the six-month period ended September 30, 2025, and 2024 amounted to $22,680 and $285,333, respectively. The amount due to Mr. Grossblatt at September 30, 2025, and 2024 amounted to approximately $3,000 and $7,000, respectively and is included in accounts payable on the condensed consolidated balance sheets.

Recently Adopted Accounting Standards

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

On August 28, 2017, the FASB issued Accounting Standards Update No. 2017- 12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in that Update made targeted improvements to the optional hedge accounting model with the objective of improving hedge accounting to better portray the economic results of an entity’s risk management activities in its financial statements. In August 2025, the Company adopted the accounting standard as the Company entered into certain contracts that may contain embedded derivatives requiring separate accounting if specific criteria were met.

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

OVERVIEW

We are in the business of marketing and distributing safety and security products. Our financial statements detail our sales and other operational results for the three and six-month periods ended September 30, 2025, and 2024.

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

Changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact the cost of our products. We import all our products. As an importer, we are subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions, and currency fluctuations. Substantially all our safety products are imported from the People’s Republic of China. Certain of these products are currently subject to tariffs of from thirty (30%) to fifty-five (55%) percent. The imposition of and modification of tariffs during the latter half of the fiscal year ended March 31, 2025, and subsequent thereto, has increased uncertainty as to the short-term sustainability of importing products from our principal suppliers. If the Company is unable to import products at a competitive price point our sales could be adversely affected.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 and 2024

Sales. Net sales for the three months ended September 30, 2025, were $759,999 compared to $7,203,269 for the comparable three months in the prior year, a decrease of $6,443,270 (89.4%). Sales decreased principally due to the sale of the smoke and carbon monoxide alarm portion of the Company’s business as previously discussed.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 60.4% and 27.7% of sales for the quarters ended September 30, 2025, and 2024, respectively. Gross margins for the three-month period ended September 30, 2025, increased principally due to a refund of previously recorded tariffs during the three-month period ended September 30, 2025.

Expenses. Selling, general and administrative expenses were $1,311,187 for the three months ended September 30, 2025, compared to $1,209,352 for the comparable three months in the prior year. As a percentage of net sales, these expenses increased to 172.5% for the three-month period ended September 30, 2025, from 16.8% for the 2024 period. These expenses increased as a percentage of net sales principally due to the increase in the allowance for credit losses of $400,000, and since selling, general, and administrative expenses do not decrease in direct proportion to changes in sales. These expenses increased as a dollar amount principally due to increase in the allowance for credit losses and due to the timing of expenditures related to efforts in the current quarter and the comparable quarter of the prior year to pursue strategic alternatives and merger activities.

Engineering and product development expenses were $76,682 for the three-month period ended September 30, 2025, and $110,371 for the comparable quarter of the prior year, a $33,689 (30.5%) decrease. These expenses decreased primarily due the cessation of engineering and product development activities during the current quarter due to the sale of the smoke and carbon monoxide portion of the Company’s business as previously discussed.

Other expense. Other expense recorded during the three-month period ended September 30, 2025, included the change in the fair value of the derivative component of convertible debentures issued in the period of $47,000. Net interest expense was $11,053 for the quarter ended September 30, 2025, compared to interest expense of $89,642 for the quarter ended September 30, 2024. Interest expense is dependent upon the total amounts borrowed from the Factor and changes in interest rates during the period as compared to the corresponding period for 2024.

Net (Loss) Income. We reported a net loss of $999,780 for the quarter ended September 30, 2025, compared to net income of $576,978 for the corresponding quarter of the prior fiscal year, a $1,576,758 (273.3%) decrease in net income. Net income decreased principally due to the sale of the smoke and carbon monoxide portion of the Company’s business as discussed above and the increase in the allowance for credit losses.

Six Months Ended September 30, 2025 and 2024

Sales. Net sales for the six months ended September 30, 2025, were $4,584,246 compared to $11,801,785 for the comparable six months in the prior fiscal year, a decrease of $7,217,539 (61.2%). Sales decreased principally due to the sale of the smoke and carbon monoxide alarm portion of the Company’s business as previously discussed.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 25.2% for the six months ended September 30, 2025, and 26.1% for the six months ended September 30, 2024. Gross margins for the six-month period ended September 30, 2025, decreased principally due to the sale of the smoke and carbon monoxide alarm portion of the Company’s business as previously discussed.

Expenses. Selling, general and administrative expenses were $2,424,490 for the six months ended September 30, 2025, compared to $2,606,773 for the comparable six months in the prior year. As a percentage of sales, these expenses were 52.9% for the six-month period ended September 30, 2025, and 22.1% for the comparable 2024 period. These expenses increased as a percentage of net sales principally due to the increase in the allowance for credit losses of $400,000, and since selling, general, and administrative expenses do not decrease in direct proportion to changes in sales. These expenses decreased as a dollar amount principally due to the increase in the allowance for credit losses and the timing of expenditures related to efforts in the current six-month period and the comparable period of the prior year to pursue strategic alternatives and merger activities.

Engineering and product development expenses were comparable at $188,689 for the six months ended September 30, 2025, to $197,972 for the comparable period of the prior year. These expenses decreased primarily due the cessation of engineering and product development activities during the period due to the sale of the smoke and carbon monoxide portion of the Company’s business as previously discussed.

Other income (expense). Other expense for the six-month period ended September 30, 2025, included the change in the fair value of the derivative component of convertible debentures issued of $47,000. Other income included the gain of the sale of inventory and intangible assets of $2,820,668. Our interest expense was $7,225 for the six months ended September 30, 2025, compared to interest expense of $134,530 for the six months ended September 30, 2024. Interest expense is dependent upon the total amounts borrowed from the Factor and changes in interest rates during the period as compared to the corresponding period of the prior year.

Net Income. We reported net income of $810,541 for the six months ended September 30, 2025, compared to net income of $134,772 for the corresponding period of the prior fiscal year, an increase in net income of $675,769 (501.4%). Net income increased due to the gain on the sale of the smoke and carbon monoxide portion of the Company’s business, and was offset by lower sales in the quarter ended September 30, 2025, and the increase in the allowance for credit losses.

Operating activities provided cash of $3,940,773 for the six months ended September 30, 2025. This was primarily due to a decrease in accounts receivable and amount due from factor of $3,148,400, a decrease in inventories and prepaid expenses of $4,014,594, net income of $810,541 and partially offset by a decrease in accounts payable and accrued expenses of $2,006,764, and the non-cash change in the fair value of the derivative component of convertible debt of $47,000, the increase in the allowance for credit losses of $400,000, and $361,000 in deferred income taxes.

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

Financing activities used cash of $1,883,890 during the six months ended September 30, 2025, which is comprised of net repayments to the factor of $2,100,458, a one-time special dividend to shareholders in the amount of $2,312,787 and partially offset by net borrowing of convertible debt of $2,529,355.

Financing activities provided cash of $3,447,281 during the six months ended September 30, 2024, which is comprised of borrowings net of repayments to the factor.

Liquidity and Capital Resources

The Company believes its balances of cash received from the sales of convertible debentures, funds available to borrow under the terms of its factoring agreement, and cash generated by ongoing operations will be sufficient to satisfy its cash requirements over the next twelve months and beyond. The Company’s contractual cash requirements have not changed materially since it filed its Form 10-K for the fiscal year ended March 31, 2025.

CRITICAL ACCOUNTING POLICIES

In the notes to the consolidated financial statements, and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K, we have disclosed those accounting policies that we consider to be significant in determining our results of Operations and financial condition. With the exception of the adoption of accounting principles relating to convertible debt and the fair value of the derivative component thereof, there have been no material changes to those policies that we consider to be significant since the filing of our Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to accounting principles generally accepted in the United States of America.

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

Material weaknesses arose during the fiscal quarter ended September 30, 2025 related to the accounting for complex instruments. The Company plans to remediate the material weakness by engaging an independent expert to calculate the impact of complex instruments presented in the Company’s financial statements.

Material weaknesses arose during the fiscal year ended March 31, 2025, that continued to exist in the fiscal quarter ended September 30, 2025, related to the inherent risk associated with the lack of segregation of duties due to limited staffing in the accounting function. The Company plans to remediate the material weakness by adding additional personnel to the accounting function, which has not yet occurred.

Material weaknesses arose during the fiscal year ended March 31, 2024, that continued to exist in the fiscal quarter ended September 30, 2025, in the management review controls over classification of and disclosure of amounts within the financial statements resulting in revisions of amounts previously published in the March 31, 2024, financial statements. The Company plans to remediate the material weakness by changing to the proper reporting of the classification of amounts, and inclusion of the required disclosures.

Material weaknesses arose during the fiscal year ended March 31, 2024, that continued to exist in the fiscal quarter ended September 30, 2025, in the management review controls over the classification of and accounting for income taxes. The Company plans to remediate the material weakness by engaging an independent expert to review the Company’s current and deferred tax provisions.

Material weaknesses arose during the fiscal year ended March 31, 2024, that continued to exist in the fiscal quarter ended September 30, 2025 in management’s review and control over documentation supporting entries posted to the Company’s general ledger. The Company plans to remediate the material weakness by implementing procedures to improve the review of, and documentation used to support, entries to the Company’s general ledger.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2025.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 5.	OTHER INFORMATION

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988, File No. 1-31747)
3.2	Articles Supplementary, (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002, file No. 0-07885)
3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 13, 2011, File No. 1-31747)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.**
99.1	Press Release dated November 19, 2025*
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and March 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended September 30, 2025 and 2024, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended September 30, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SAFETY PRODUCTS, INC.
(Registrant)

Date: November 19, 2025	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer