Form 10-Q
period 2025-12-31
UNIVERSAL SAFETY PRODUCTS, INC.
filed 2026-02-19
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At February 19, 2026, the number of shares outstanding of the registrant’s common stock was 2,717,887.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	(unaudited)	(audited)
	December 31, 2025	March 31, 2025
CURRENT ASSETS
Cash and cash equivalents	$4,292,476	$348,074

Accounts receivable:
Trade, net of provision for credit losses of $650,000 at December 31, 2025 and $470,000 at March 31, 2025	277,292	580,574
Other receivables	8,566	8,500
	285,858	589,074

Amount due from factor	46,487	3,666,790
Inventories – finished goods	753,509	3,024,114
Assets – Held for Sale	—	1,681,937
Deferred tax asset	—	361,000
Prepaid expenses	121,712	145,290

TOTAL CURRENT ASSETS	5,500,042	9,816,279

TOTAL ASSETS	$5,500,042	$9,816,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit - factor	$7,417	$2,100,458
Short-term portion of operating lease liability	—	13,330
Convertible Debenture	1,882,450	—
Derivative Component of Convertible Debenture	949,000	—
Accounts payable - trade	285,333	1,094,546
Accounts payable – Eyston Company, Ltd.	—	1,145,843
Accrued liabilities:
Accrued payroll and employee benefits	78,851	108,096
Accrued commissions and other	26,000	190,295

TOTAL CURRENT LIABILITIES	3,229,051	4,652,568

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 2,312,887 shares issued and outstanding at December 31, 2025 and March 31, 2025	23,129	23,129
Additional paid-in capital	13,782,541	12,885,841
Accumulated Deficit	(11,534,679)	(7,745,259)

TOTAL SHAREHOLDERS’ EQUITY	2,270,991	5,163,711
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,500,042	$9,816,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2025	2024

Net sales	$22,549	$5,535,148

Cost of goods sold	299,547	4,513,137

GROSS (LOSS) PROFIT	(276,998)	1,022,011

Selling, general and administrative expense	1,896,159	1,762,446
Engineering and product development expense	14,193	130,395

Operating loss	(2,187,350)	(870,830)

Other expense:
Change in fair value of derivative component of convertible debt	(135,000)	—
Interest expense - net	(78,824)	(77,409)

Net loss before taxes	(2,401,174)	(948,239)

Provision for income tax benefit	(114,000)	(11,600)

NET LOSS	$(2,287,174)	$(936,639)

Loss per share:
Basic and diluted	$(0.99)	$(0.40)

Shares used in computing loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended December 31,
	2025	2024

Net sales	$4,606,795	$17,336,933

Cost of goods sold	3,730,516	13,229,275

GROSS PROFIT	876,279	4,107,658

Selling, general and administrative expense	4,320,649	4,369,219
Engineering and product development expense	202,882	328,367

Operating loss	(3,647,252)	(589,928)

Other income (expense):
Gain on sale of asset	2,820,668	—
Change in fair value of derivative component of convertible debt	(182,000)	—
Interest expense - net	(86,049)	(211,939)

Net Loss before income taxes	(1,094,633)	(801,867)

Provision for income tax expense	382,000	—

NET LOSS	$(1,476,633)	$(801,867)

Loss per share:
Basic and diluted	$(0.64)	$(0.35)

Shares used in computing loss per share:
Weighted average basic and diluted shares outstanding	2,312,887	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2025

(Unaudited)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2025	2,312,887	$23,129	$12,885,841	$(7,745,259)	$5,163,711

Net income				1,810,321	1,810,321

Balance at June 30, 2025	2,312,887	$23,129	$12,885,841	$(5,934,938)	$6,974,032

Cash Dividend				(2,312,787)	(2,312,787)
Net loss				(999,780)	(999,780)

Balance at September 30, 2025	2,312,887	$23,129	$12,885,841	$(9,247,505)	$3,661,465

Stock based compensation			896,700		896,700
Net loss				(2,287,174)	(2,287,174)

Balance at December 31, 2025	2,312,887	$23,129	$13,782,541	$(11,534,679)	$2,270,991

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

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2025	2024

OPERATING ACTIVITIES:
Net Loss	$(1,476,633)	$(801,867)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of asset	(2,820,668)	—
Stock based compensation	896,700
Depreciation and amortization	—	4,313
Allowance for excess and obsolete inventory	—	300,000
Increase in allowance for credit losses	180,000	—
Deferred income taxes	361,000	—
Change in fair value of derivative component of convertible debt	182,000	—
Interest accrued on convertible debt	70,957	—
Amortization of non-cash interest on convertible debt	78,493	—
Decrease in lease obligation	(13,330)	—

Changes in operating assets and liabilities:
Decrease in accounts receivable and amount due from factor	3,743,519	32,581
Decrease (Increase) in inventories and assets held for sale	2,270,605	(1,486,415)
Decrease (Increase) in prepaid expenses	23,578	(19,098)
(Increase) Decrease in accounts payable and accrued liabilities	(2,148,596)	1,233,487

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,347,625	(736,999)

INVESTING ACTIVITIES:
Proceeds from sale of assets	4,955,108	—
Decrease in trade accounts payable related to closing costs on sale	(452,503)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	4,502,605	—

FINANCING ACTIVITIES:
Cash dividend paid	(2,312,787)	—
Issuance of Convertible Debt	2,500,000	—
Net (repayment) borrowing - Line of Credit – Factor	(2,093,041)	730,800

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,905,828)	730,800

NET INCREASE (DECREASE) IN CASH	3,944,402	(6,199)

Cash AT BEGINNING OF PERIOD	348,074	65,081

CASH AT END OF PERIOD	$4,292,476	$58,882

SUPPLEMENTAL INFORMATION:
Interest paid	$27,908	$211,939
Non-cash transfer of inventory related to sale of a portion of the business	1,681,937	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Management

Universal Safety Products, Inc., formerly “Universal Security Instruments, Inc.” (“we” or “the Company”) designs and markets a variety of popularly priced safety products which, during the period covered by this Quarterly Report, consisted primarily of smoke alarms, carbon monoxide alarms and related products. Most of our products require minimal installation and are designed for easy installation by the consumer without professional assistance and are sold through retail stores. We also market products to the electrical distribution trade through our wholly owned subsidiary, Universal Safety Electric, Inc., formerly, USI Electric, Inc. (“Universal Electric”). The electrical distribution trade includes electrical and lighting distributors as well as manufactured housing companies. Products sold by Universal Electric usually require professional installation. On July 7, 2025, we established a wholly owned subsidiary, Universal DEFI, LLC, to facilitate future growth opportunities. As of December 31, 2025, Universal DEFI, LLC has conducted no material operations.

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

Disaggregation of Revenue

The Company presents below revenue associated with sales of products acquired from Eyston Company Ltd. (Eyston) separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the three and nine months ended December 31, 2025, and 2024 are as follows:

	Three months ended		Nine months ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Sales of products acquired from Eyston	$—	$4,929,918	$4,170,877	$15,420,952
Sales of GFCI’s and ventilation fans	22,549	605,230	435,918	1,915,981
	$22,549	$5,535,148	$4,606,795	$17,336,933

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

Management assesses the credit risk of both its trade accounts receivables and its financing receivables based on the specific identification of accounts. A provision for credit losses is provided based on that assessment. Changes in the provision are charged to operations in the period the change is determined. Amounts ultimately determined to be uncollectible are eliminated from the receivable accounts and from the provision for credit losses in the period that the receivables’ status is determined to be uncollectible. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, and changes in customer payment terms. Our normal collection cycle ranges between thirty and forty days. Estimated uncollectible amounts are charged to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Historically, the level of uncollectible accounts has not been significant. Based on the nature of the factoring agreement and prior experience, no provision for credit losses related to Amounts Due from Factor has been provided. At December 31, 2025, and March 31, 2025, a provision for credit losses of $650,000 and $470,000, respectively, has been provided for uncollectible trade accounts receivable.

Concentrations

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company had three customers in the nine-month period ended December 31, 2025, that represented 13.7%, 12.8%, and 10.4% of the Company’s net sales, with no single customer representing a material amount of the Company’s net sales for the three-month period ended December 31, 2025. The Company had three customers that represented 24.9%, 19.0%, and 15.4%, respectively, of the total trade accounts receivable at December 31, 2025.

The Company had two customers in the nine-month period ended December 31, 2024, that represented 23.9%, and 14.0% of the Company’s net sales, with the same two customers representing 10.7% and 15.8% of the Company’s net sales for the three-month period ended December 31, 2024. These customers represented 15.9% and 16.5%, respectively, of the total trade accounts receivable at December 31, 2024.

Line of Credit – Factor

The Company entered into an Agreement with Merchant Financial Group (Merchant) for the purpose of factoring the Company’s trade accounts receivable. Under the Agreement the Company may borrow eighty percent (80%) of eligible accounts receivable. The Agreement, as supplemented, provides for additional financing at the sole discretion of Merchant to be secured by inventory. The Agreement, which expires on January 6, 2028, provides for continuation of the program for successive two-year periods until terminated by one of the parties to the Agreement. The amount available to borrow from Merchant is approximately $29,000, and $348,000, at December 31, 2025 and March 31, 2025, respectively. Advances on factored trade accounts receivable are secured by all assets, are repaid periodically as collections are made by Merchant but are otherwise due upon demand, and bear interest at the prime commercial rate of interest, as published, plus two percent (effective rate 8.75% and 9.50% at December 31, 2025, and March 31, 2025, respectively). Advances under the Agreement are made at the sole discretion of Merchant, based on their assessment of the receivables and inventory, and our financial condition at the time of each request for an advance. At December 31, 2025, and March 31, 2025, there was $7,417 and $2,100,458 borrowed and outstanding under the factoring agreement, respectively. Collected cash maintained on deposit with the factor earns interest at the factor’s prime rate of interest less 2.5 percent (effective rate of 4.25% and 5.00% at December 31, 2025 and March 31, 2025, respectively). Cash on deposit with Merchant at December 31, 2025 and March 31, 2025 amounted to $142,771 and 0, respectively.

Convertible Debentures

On August 13, 2025, the Company entered into a Securities Purchase Agreement with SJC Lending, LLC (SJC), in which the Company agreed to sell SJC convertible promissory notes in three separate closings of 8% convertible notes in various principal amounts up to $2,750,000 in the aggregate. The closing on the initial tranche, which occurred on August 13, 2025, consisted of the issuance of a convertible note to SJC in the principal amount of $1,100,000, for a purchase price of $1,000,000. An additional convertible note to SJC representing the planned second and third tranches was closed on September 25, 2025, in the principal amount of $1,650,000, for a purchase price of $1,500,000. The Company paid $20,000 out of the proceeds of the notes for legal fees and expenses related to the Agreement. The notes mature in one year on August 13, 2026, and September 25, 2026, respectively, if not previously converted, and are convertible into shares of common stock at a discounted price amounting to 80% of the lowest volume weighted average price occurring in the ten-business day period prior to the conversion date. SJC may convert any or all of the unpaid principal amount prior to the maturity date, however $500,000 of the unpaid principal must be converted to common stock on the date of maturity. The notes bear interest from the date of issuance at 8% of the face amount of the notes. In addition, straight-line amortization amounting to $63,014 and $78,493 respectively, of the original issue discount of $250,000, has been recorded as interest expense for the three and nine month periods ended December 31, 2025.

Our outstanding convertible notes are indexed to our stock. Accordingly, the convertible notes are accounted for using the amortized cost method with bifurcation of the derivative component being recognized in our condensed consolidated balance sheets as derivative instruments under the provisions of ASC 815-40-15, “Derivatives and Hedging Contracts in Entity’s Own Equity – Scope and Scope Exceptions,”

The notes payable are recorded net of the fair value of the derivative component on the date of issuance with changes in fair value of the derivative portion being recognized as a gain or loss for each reporting period thereafter, and the remainder of the convertible notes being accounted for using the amortized cost method with bifurcation of the derivative component, as discussed above. The derivative portion of the notes were recorded at fair value on the date of issuance, using the Binomial valuation model, and accordingly, an original derivative liability of $309,000 and $458,000 was recorded on August 13, 2025, and September 25, 2025, respectively. The fair value of this liability is determined each reporting period and gains and losses are recognized in the statement of operations under “Other Income (Expense)”. The fair value of the derivative liability of the notes payable is $949,000 at December 31, 2025. Other expense of $135,000 and $182,000 respectively, has been recorded during the three and nine month periods ended December 31, 2025 reflecting an increase in the fair value of the derivative component of the liability for the period from the original issuance of the notes payable to December 31, 2025.

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

The carrying amounts of our financial instruments, including cash, cash investments, accounts payable, and accrued expenses approximate fair value because of their generally short maturities. The Company’s financial instruments are measured at amortized cost when the fair value option is not elected.

We measured the fair value of the derivative portion of the convertible notes by using the Binomial Valuation model. As of December 31, 2025, the assumptions used to measure fair value of the liability embedded in our outstanding notes included an exercise price of $3.92 per share, a common share market price of $5.16, a discount rate of 3.53% and 3.51%, and a volatility of 85% and 80% respectively, for the notes issued in August and September 2025.

The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of December 31, 2025.

Description	Level 1	Level 2	Level 3	Total
Derivative Component of Convertible Debenture	—	—	949,000	949,000

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability for the nine month period ended December 31, 2025.

Balance March 31, 2025	$—
Additions to derivative liabilities	767,000
Change in fair value of derivative component of convertible debt	182,000
Conversions to equity	—
Balance December 31, 2025	$949,000

Stock-Based Compensation

In October 2025, the stockholders approved the Company’s 2025 Non-Qualified Stock Incentive Plan (the “Plan”). Under the terms of the Plan, 1,000,000 shares are reserved for the granting of stock options. Under the provisions of the Plan, a committee of the Board of Directors determines the option price and dates exercisable. During August 2025, the compensation committee granted two hundred-twenty-five thousand (225,000) stock options subject to shareholder approval of the Plan, which was granted in October 2025 as mentioned above, at an option price of $3.40 per share. These options became fully vested upon shareholder approval.

We account for share-based payments using the fair value method. We recognize all share-based payments to employees and non-employee directors in our financial statements based on their effective date fair values, calculated using the Black-Scholes option pricing model. Based on shareholder approval of the Plan on October 20, 2025, and due to the fully vested component of the stock option grants, compensation expense of $896,700 was recognized during the quarter ended December 31, 2025. The Company does not have current sufficient historical data on the estimated expected life of the options granted. Accordingly, the expected term of the stock options granted is estimated to be five years from the effective date of the grant based on the simplified safe harbor calculation provided under ASC 718-10-55-20 and 21. The expected volatility of the options granted was determined based on the Company’s stock price over a one-year look-back period and resulted in an expected volatility of 103.68%. The risk-free interest rate of 3.579% was determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected term of the options. The intrinsic value of the issued and outstanding options at December 31, 2025 is $396,000 and the weighted average remaining life is approximately four years and eight months. The company has not paid a dividend, other than a special one-time dividend paid as a result of the sale of a line of business, and as such, the dividend yield is considered to be zero.

The following table summarizes the status of stock options at December 31, 2025, and option transactions for the quarter then ended:

Status as of December 31, 2025	Number of Options
Presently exercisable	225,000

Outstanding options as of March 31, 2025	0
Grant 1 – October 20, 2025 (Effective date)	225,000
Weighted average exercise price per option	$3.40
Outstanding, vested, and exercisable options as of December 31, 2025	225,000

Leases

The Company is a lessee in lease agreements for office space. The Company’s leases are comprised of fixed lease payments, with its real estate leases including lease payments subject to a rate or index which may be variable. Certain real estate leases also include executory costs such as common area maintenance (non-lease component). As a practical expedient permitted under ASC 842, the Company has elected to account for the lease and non-lease components as a single lease component. The Company utilizes certain practical expedients for short-term leases including the election not to reassess its prior conclusions about lease identification, lease classification and initial direct costs, as well as the election not to separate lease and non-lease components for arrangements where the Company is a lessee. Lease payments, which may include lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable lease amounts based on a rate or index (fixed in substance) as stipulated in the lease contract.

The Company has negotiated several small lease extensions that have resulted in extending our operating lease for a 15,000 square foot office and warehouse located in Baltimore County, Maryland to expire in April 2026, with no option to continue the lease beyond April 2026. Monthly rental expense, with common area maintenance, currently approximates $15,000.

The Company maintained an operating lease for office space in Naperville, Illinois. This lease, consisting of 3,400 square feet, and renewed on a month-to-month basis and expired on June 30, 2025. The Company did not renew the lease upon expiration. The monthly rental, with common area maintenance, until expiration of the lease was approximately $4,900 per month.

Rent expense, including common area maintenance, totaled approximately $135,000 and $120,000 for the nine-month periods ended December 31, 2025, and 2024, respectively. None of the Company’s lease agreements contain any residual value guarantees or material restrictive covenants.

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s borrowing rates at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement, less lease incentives. As of March 31, 2025, the Company had right-of-use assets of $0 and lease liabilities of $13,330 related to its operating leases. Lease liabilities related to the Company’s operating leases are included in short-term and long-term lease liability on the consolidated balance sheet. As of March 31, 2025, the Company’s weighted average remaining lease term and weighted-average discount rate related to its operating leases is one month and 5.5%, respectively

Income Taxes

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

Potentially dilutive common stock equivalents in the form of convertible debentures were issued during the three-month period ended September 30, 2025. Additional potentially dilutive common stock equivalents in the form of stock options were granted during the three-month period ended December 31, 2025. Basic and diluted weighted average per share amounts are identical for the three and nine-month periods ended December 31, 2025 since the net loss for the periods would result in an antidilutive loss per share.

Basic and diluted weighted average common shares outstanding are identical for the three and nine-month periods ended December 31, 2024.

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

Related Party Transactions

During the three and nine-month periods ended December 31, 2025, inventory purchases and other company expenses of approximately $12,000 and $134,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. During the three and nine-month periods ended December 31, 2024, inventory purchases and other company expenses of approximately $67,000 and $1,013,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives mileage benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the nine-month period ended December 31, 2025, and 2024 amounted to $22,680 and $285,333, respectively. The amount due to Mr. Grossblatt at December 31, 2025, and 2024 amounted to approximately $2,000 and $2,000, respectively and is included in accounts payable on the condensed consolidated balance sheets.

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

Subsequent Events

On January 26, and 27, and on February 3, 2026 portions of the outstanding convertible debt with accrued interest, amounting to $1,545,458 were retired in exchange for 405,000 shares of common stock.

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

OVERVIEW

We are in the business of marketing and distributing safety and security products. Our financial statements detail our sales and other operational results for the three and nine-month periods ended December 31, 2025, and 2024.

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

Changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact the cost of our products. We import all our products. As an importer, we are subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions, and currency fluctuations. Substantially all our safety products are imported from the People’s Republic of China. Certain of these products are currently subject to tariffs of from twenty (20%) to forty-five (45%) percent. The imposition of and modification of tariffs during the latter half of the fiscal year ended March 31, 2025, and subsequent thereto, has increased uncertainty as to the short-term sustainability of importing products from our principal suppliers. If the Company is unable to import products at a competitive price point our sales could be adversely affected.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2025 and 2024

Sales. Net sales for the three months ended December 31, 2025, were $22,549 compared to $5,535,148 for the comparable three months in the prior year, a decrease of $5,512,599 (99.6%). Sales decreased principally due to the sale of the smoke and carbon monoxide alarm portion of the Company’s business as previously discussed. In addition, a one-time return of goods was approved for a large customer.

Gross Profit Margin. Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Gross margins for the three-month period ended December 31, 2025, decreased principally due to sales returns and allowances.

Expenses. Selling, general and administrative expenses were $1,896,159 for the three months ended December 31, 2025, compared to $1,762,446 for the comparable three months in the prior year. These expenses did not decrease in proportion to the decrease in sales or as a dollar amount principally due to the timing of expenditures related to efforts in the current quarter to pursue strategic alternatives and merger activities including approximately $600,000 of professional fees, as previously discussed. In addition, a charge of $896,700 to salaries expense associated with the granting of incentive stock options, and charges associated with reductions in the work force were recorded in the three-month period ended December 31, 2025. These increases were partially offset by a reduction of $220,000 in the allowance for credit losses at December 31, 2025.

Engineering and product development expenses were $14,193 for the three-month period ended December 31, 2025, and $130,395 for the comparable quarter of the prior year, a $116,202 (89.1%) decrease. These expenses decreased primarily due the cessation of engineering and product development activities during the current fiscal year due to the sale of the smoke and carbon monoxide portion of the Company’s business as previously discussed.

Other expense. Other expense recorded during the three-month period ended December 31, 2025, included the change in the fair value of the derivative component of convertible debentures issued in the period of $135,000. Net interest expense was $78,824 for the quarter ended December 31, 2025, compared to interest expense of $77,409 for the quarter ended December 31, 2024. Interest expense is dependent upon the total amounts borrowed from the Factor and changes in interest rates during the period as compared to the corresponding period for 2024.

Net Loss. We reported a net loss of $2,287,174 for the quarter ended December 31, 2025, compared to a net loss of $936,639 for the corresponding quarter of the prior fiscal year, a $1,350,535 (144.2%) increase in net loss. The net loss increased principally due to the sale of the smoke and carbon monoxide portion of the Company’s business, the recording of the charge for the issuance of incentive stock options, charges for reductions in work force, and the efforts in the current quarter to pursue strategic alternatives, and partially offset by the reduction in the allowance for credit losses, as previously discussed.

Nine Months Ended December 31, 2025 and 2024

Sales. Net sales for the nine months ended December 31, 2025, were $4,606,795 compared to $17,336,933 for the comparable nine months in the prior fiscal year, a decrease of $12,730,138 (73.4%). Sales decreased principally due to the sale of the smoke and carbon monoxide alarm portion of the Company’s business as previously discussed.

Gross Profit Margin. The gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. The Company’s gross profit margin was 19.0% for the nine months ended December 31, 2025, and 23.7% for the nine months ended December 31, 2024. Gross margins for the nine-month period ended December 31, 2025, decreased principally due to the sale of the smoke and carbon monoxide alarm portion of the Company’s business as previously discussed.

Expenses. Selling, general and administrative expenses were $4,320,649 for the nine months ended December 31, 2025, compared to $4,369,219 for the comparable nine months in the prior year. These expenses did not change materially in proportion to the decrease in sales or as a dollar amount principally due to the timing of expenditures related to efforts in the current quarter to pursue strategic alternatives and merger activities, as previously discussed. These expenses included an increase in the allowance for credit losses of $180,000, a charge to salaries expense for $896,700 related to the issuance of incentive stock options, charges associated with reductions in work force, and the timing of expenditures related to efforts in the current nine-month period to pursue strategic alternatives as previously discussed.

Engineering and product development expenses were $202,882 for the nine months ended December 31, 2025, compared to $328,367 for the comparable period of the prior year. These expenses decreased primarily due the cessation of engineering and product development activities during the period due to the sale of the smoke and carbon monoxide portion of the Company’s business as previously discussed.

Other income (expense). Other expense for the nine-month period ended December 31, 2025, included the change in the fair value of the derivative component of convertible debentures issued of $182,000. Other income included the gain of the sale of inventory and intangible assets of $2,820,668. Our net interest expense was $86,049 for the nine months ended December 31, 2025, compared to interest expense of $211,939 for the nine months ended December 31, 2024. Interest expense is dependent upon the total amounts borrowed from the Factor and changes in interest rates during the period as compared to the corresponding period of the prior year.

Net Income. We reported a net loss of $1,476,633 for the nine months ended December 31, 2025, compared to a net loss of $801,867 for the corresponding period of the prior fiscal year, an increase in the net loss of $674,766 (84.1%). The net loss increased due principally to the sale of the smoke and carbon monoxide portion of the Company’s business, the recording of the charge for the issuance of incentive stock options, and the efforts in the current year to pursue strategic alternatives, as previously discussed.

Operating activities provided cash of $1,347,625 for the nine months ended December 31, 2025. This was primarily due to a decrease in accounts receivable and amount due from factor of $3,743,519, a decrease in inventories and prepaid expenses of $2,294,183, and partially offset by a component of the gain on the sale of assets of $2,820,668, a decrease in accounts payable and accrued expenses of $2,148,596, the non-cash changes in the fair value of the derivative component of convertible debt of $182,000, the non-cash amortization of accrued interest of $70,957, the increase in the allowance for credit losses of $180,000, the issuance of incentive stock options of $896,700, and $361,000 in deferred income taxes.

Operating activities used cash of $736,999 for the nine months ended December 31, 2024. This was primarily due to a decrease in accounts receivable and amount due from factor of $32,581, and an increase in accounts payable and accrued expenses of $1,233,487, offset by an increase in inventories and prepaid expenses of $1,505,513, and a net loss of $801,867.

Investing activities for the nine months ended December 31, 2025, provided cash from the sale of assets, net of the payment of related liabilities, of $4,502,605. There were no investing activities for the nine months ended December 31, 2024.

Financing activities used cash of $1,905,828 during the nine months ended December 31, 2025, which is comprised of net repayments to the factor of $2,093,041, a one-time special dividend to shareholders in the amount of $2,312,787 and partially offset by net borrowing of convertible debt of $2,500,000.

Financing activities provided cash of $730,800 during the nine months ended December 31, 2024, which is comprised of net borrowings from the factor net of repayments.

Liquidity and Capital Resources

The Company believes its balances of cash received from the sales of convertible debentures, funds available to borrow under the terms of its factoring agreement, and cash generated by ongoing operations will be sufficient to satisfy its cash requirements over the next twelve months and beyond. The Company’s contractual cash requirements have not changed materially since it filed its Form 10-K for the fiscal year ended March 31, 2025. Subsequent to December 31, 2025, $1,545,458 of convertible debt was converted to 405,000 shares of common stock.

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

Material weaknesses arose during the fiscal quarter ended September 30, 2025, related to the accounting for complex instruments that continued to exist in the fiscal quarter ended December 31, 2025. The Company plans to remediate the material weakness by engaging an independent expert to calculate the impact of complex instruments presented in the Company’s financial statements.

Material weaknesses arose during the fiscal year ended March 31, 2025, that continued to exist in the fiscal quarter ended December 31, 2025, related to the inherent risk associated with the lack of segregation of duties due to limited staffing in the accounting function. The Company plans to remediate the material weakness by adding additional personnel to the accounting function, which has not yet occurred.

Material weaknesses arose during the fiscal year ended March 31, 2024, that continued to exist in the fiscal quarter ended December 31, 2025, in the management review controls over classification of and disclosure of amounts within the financial statements resulting in revisions of amounts previously published in the March 31, 2024, financial statements. The Company plans to remediate the material weakness by changing to the proper reporting of the classification of amounts, and inclusion of the required disclosures.

Material weaknesses arose during the fiscal year ended March 31, 2024, that continued to exist in the fiscal quarter ended December 31, 2025, in the management review controls over the classification of and accounting for income taxes. The Company plans to remediate the material weakness by engaging an independent expert to review the Company’s current and deferred tax provisions.

Material weaknesses arose during the fiscal year ended March 31, 2024, that continued to exist in the fiscal quarter ended December 31, 2025 in management’s review and control over documentation supporting entries posted to the Company’s general ledger. The Company plans to remediate the material weakness by implementing procedures to improve the review of, and documentation used to support, entries to the Company’s general ledger.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2025.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 5.	OTHER INFORMATION

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2025 and March 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2025 and 2024, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended December 31, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SAFETY PRODUCTS, INC.
(Registrant)

Date: February 19, 2026	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President, Chief Executive Officer

	By:	/s/ James B. Huff
James B. Huff
Vice President, Chief Financial Officer