Form 10-K
period 2026-03-31
UNIVERSAL SAFETY PRODUCTS, INC.
filed 2026-07-02
CIK 102109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2026 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-31747

UNIVERSAL SAFETY PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	52-0898545
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

11407 Cronhill Drive, Suite A,Owings Mills, Maryland	21117	(410) 363-3000
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	UUU	NYSE American LLC

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

As of September 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant was $8.4 million based on the closing sale price on September 30, 2025 as reported on the NYSE American of $3.99. Shares of the registrant’s common stock held by executive officers, directors or 10% beneficial owners and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of common stock outstanding as of July 2, 2026, was 3,028,463.

Documents incorporated by reference: None

UNIVERSAL SAFETY PRODUCTS, INC.

2026 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date that this Annual Report is filed to confirm these statements to actual results, unless required by law.

This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I

ITEM 1.	BUSINESS

General

Universal Safety Products, Inc., (“we” or “the Company”) designs and markets a variety of popularly priced safety products which, during the period covered by this Annual Report, consisted primarily of smoke alarms, carbon monoxide alarms and related products. Most of our products require minimal installation and are designed for easy installation by the consumer without professional assistance and are sold through retail stores. We also market products to the electrical distribution trade through our wholly owned subsidiary, Universal Safety Electric, Inc. The electrical distribution trade includes electrical and lighting distributors as well as manufactured housing companies. Products we sell usually require professional installation.

In October 2024, we entered into an Asset Purchase Agreement with Feit Electric Company, Inc. (“Feit”) pursuant to which Feit agreed to acquire the smoke and carbon monoxide alarm portion of our business and our intangible assets, including but not limited to the trade name of Universal Security Instruments, Inc. and Universal Electric, Inc. On May 22, 2025, we closed on the asset sale to Feit pursuant to the terms of the Asset Purchase Agreement. We intend to continue importing and marketing our product lines other than smoke alarms and carbon monoxide alarms.

Our sales for the year ended March 31, 2026, were $4,847,163 compared to $23,563,554 for the year ended March 31, 2025. We reported a net loss of $2,485,763 in fiscal 2026 compared to net income of $500,684 in fiscal 2025, a decrease of $2,986,447. The decrease in net income from the prior year and the net loss for the fiscal year ended March 31, 2026, is attributed primarily to the sale of smoke and carbon monoxide portion of the business to Feit.

In July 2025, we formed a wholly owned subsidiary called Universal DeFi LLC (“Universal DeFi”) as a new venture to diversify the business and explore new paths for revenue and stockholder value. Universal DeFi is pursuing two lines of business. First, Universal DeFi is developing and intends to own and operate a tokenization platform. Second, subsequent to the last fiscal year end, Universal DeFi acquired and commenced limited operations running licensed nodes and a validator on the Ault Blockchain, as described further herein. To date, Universal DeFi has not generated any revenue.

The Company was incorporated in Maryland in 1969. Our principal executive office is located at 11407 Cronhill Drive, Suite A, Owings Mills, Maryland 21117, and our telephone number is 410-363-3000. Information about us may be obtained from our website www.universalsafetyprod.com. Copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, are available free of charge on our website as soon as they are filed with the Securities and Exchange Commission (SEC) through a link to the SEC’s EDGAR reporting system. Simply select the “Investor Relations” menu item, and then click on the “SEC Filings” link. The SEC’s EDGAR reporting system can also be accessed directly at www.sec.gov.

Safety Products

During the period covered by this Annual Report, we marketed a line of residential smoke and carbon monoxide alarms under the trade names “UNIVERSAL” and “USI Electric” both of which were manufactured by Eyston Company Limited (Eyston) in the Peoples Republic of China (PRC), a principal supplier of the Company’s products. Our line of safety alarms consisted of units powered by replaceable batteries, ten-year sealed batteries, or 120-volt units with a battery backup. Our replaceable battery products contained different types of batteries with different battery lives, and some included alarm silencers. The smoke alarms marketed to the electrical distribution trade also included hearing impaired and heat alarms with a variety of features. On May 22, 2025, the Company closed on the sale of the smoke and carbon monoxide portion of the Company’s business to Feit pursuant to the terms of the Asset Purchase Agreement as previously discussed.

We also market door chimes, ventilation products, ground fault circuit interrupters (GFCI’s), and other electrical devices. The Company currently intends to continue importing and marketing its product lines other than smoke alarms and carbon monoxide alarms and is exploring other business opportunities to drive long-term value for our shareholders.

Import Matters

We import all our products. As an importer, we are subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions, and currency fluctuations. Substantially all our safety products are imported from the People’s Republic of China. Certain of these products are currently subject to tariffs of twenty-five percent (25%). During the period covered by this Annual Report there has been unprecedented activity involving the implementation and imposition of global tariffs, the invalidation of those tariffs by the U.S. Supreme Court, and the subsequent implementation of new tariffs under different statutes. The imposition of and modification of tariffs has increased uncertainty as to the short-term sustainability of importing products from our principal suppliers. If the Company is unable to import products at a competitive price point our sales could be adversely affected.

We have attempted to protect ourselves from fluctuations in currency exchange rates to the extent possible by negotiating commitments in U.S. dollars. Our inventory purchases are also subject to delays in delivery due to problems with shipping and docking facilities, as well as other problems associated with purchasing products abroad.

Sales and Marketing; Customers

We sell our products to various customers, and our total sales market can be divided generally into two categories; sales by the Company to retailers, including wholesale distributors, chain, discount, television retailers and home center stores, catalog and mail order companies and other distributors (“retailers”), and sales by our Universal Safety Electric subsidiary to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies) and foreign customers. Products marketed by the Company have historically been retailed to “do-it-yourself” consumers by these retailers. Products marketed by our Universal Safety Electric subsidiary to the electrical distribution trade typically require professional installation. We do not currently market a significant portion of our products directly to end users.

During the period covered by this Annual Report a significant portion of our sales were made by approximately 40 independent sales organizations, compensated by commission, which represents approximately 100 sales representatives, some of which have warehouses where Universal Electric products are maintained for sale. In addition, the Company maintained a national distribution system with eight regional stocking warehouses throughout the United States which generally enabled customers to receive their orders the next day without paying for overnight freight charges. Our agreements with these sales organizations are generally cancelable by either party upon 30 days notice. We do not believe that the loss of any one of these organizations would have a material adverse effect upon our business. Sales are also made directly by the officers and certain full-time employees of the Company and our Universal Safety Electric subsidiary, some of whom have other responsibilities for the Company. Sales outside the United States are made through exporters and amounted to less than five percent of total net sales in fiscal years 2026 and 2025. We expect that, as a result of the previously discussed sale of a portion of the Company’s business operations, there will be significant changes in the number and make up of independent sales organizations engaged by the Company.

We also marketed our products through our website and through our own sales catalogs and brochures, which were mailed directly to customers. Our customers, in turn, may advertise our products in their own catalogs and brochures and in their ads in newspapers and other media. We also exhibit and sell our products at various trade shows, including the annual National Hardware Show.

Our backlog of orders as of March 31, 2026, was $0. Our backlog as of March 31, 2025, was approximately $2,142,000. The decrease in the backlog of orders from the prior year and the net loss for the fiscal year ended March 31, 2026, is attributed primarily to the sale of smoke and carbon monoxide portion of the business as previously discussed.

Suppliers

During the period covered by this Annual Report the majority of our products have been manufactured for us by Eyston and amounted to approximately 82.6% and 96.3% of our purchases for the fiscal years ended March 31, 2026, and 2025, respectively. Certain other private label products are also manufactured for us by foreign suppliers. We believe that our relationships with our suppliers are good. The loss of any of our other suppliers would have a short-term adverse effect on our operations, but replacement sources for these suppliers could be developed.

Competition

Sales of safety products accounted for substantially all of our total sales. In the sale of smoke alarms and carbon monoxide alarms, we competed in all of our markets with First Alert and Walter Kidde Portable Equipment, Inc. These companies have greater financial resources and financial strength than we have. However, we believe that these products compete favorably in the market primarily on the basis of styling, features, and pricing.

The safety industry in general involves changing technology. The success of our products may depend on our ability to improve and update our products in a timely manner and to adapt to new technological advances.

Decentralized Finance Services

In July 2025, we formed Universal DeFi LLC as a new venture to diversify the business and explore new paths for revenue and stockholder value. Universal DeFi is pursuing two lines of business. First, Universal DeFi is developing and intends to own and operate a tokenization platform, which has not yet commenced operations. Tokenization is the process of representing ownership of real-world or financial assets as a digital token recorded on a blockchain, which is a shared digital record-keeping system maintained across many computers simultaneously, with no single controlling authority. The platform will provide technology and infrastructure for issuers to tokenize their assets. Second, subsequent to the last fiscal year end, Universal DeFi has acquired and commenced limited operations running licensed nodes and a validator on the Ault Blockchain, as described under “Ault Node Operations” below.

Tokenization Platform

Universal DeFi intends to offer issuers a single integrated service for tokenizing assets, combining issuer onboarding with the technology to create and issue the resulting tokens. The platform is being designed to support a wide range of asset types, which may include securities, commodities such as precious metals, and other assets such as collectibles, however, initially, the platform intends to focus on a limited number of real world assets that we believe will be easier to tokenize. Universal DeFi does not currently intend to provide brokerage, custody, fund administration, transfer agent, or trading venue services, although the services it offers may change over time.

Before an asset is tokenized, Universal DeFi intends to conduct an onboarding due diligence process designed to satisfy know-your-customer (“KYC”) and anti-money laundering (“AML”) compliance regulations, whereby we verify the identity of the issuer, screen the issuer for illicit activity, and confirm the issuer’s ownership of the asset to be tokenized. Onboarding will not be a continuing assessment, and Universal DeFi does not currently intend to guarantee, insure, or vouch for the ongoing performance, value, or legitimacy of any tokenized asset following issuance.

Once an asset is tokenized, the issuer is generally expected to retain sole control of the resulting token, including the ability to create additional tokens (a process called minting) and to permanently remove tokens from circulation (a process called burning). The platform is being designed to secure control of each token using multi-party computation, a method of securing a digital asset in which the authority to approve a transaction is divided among multiple parties or systems so that no single participant can act alone. This technology will be provided by a third-party digital asset security provider, with a dedicated environment maintained for each token project. Under the platform’s intended standard model, the issuer will control its own environment and hold the approvals necessary to authorize transactions affecting its token, and unless the issuer elects to contract with Universal DeFi to manage the token after issuance, Universal DeFi will not have any obligation, right or ability to mint, burn, freeze, transfer, or otherwise control the token after issuance. Universal DeFi is evaluating whether to offer administration of a token project’s environment on behalf of an issuer that engages it to do so; no determination has been made at this time whether or not to offer this service.

Control of a token will depend on the safeguarding of the approvals associated with its environment, and their loss or compromise may impair control of the token. The platform design is expected to include disaster recovery services provided by the third-party provider and is intended to support recovery of access to a token project’s environment in certain failure scenarios, although there can be no assurance that recovery would be available or successful. The operation of the platform’s token control layer will depend on the third-party provider, and a failure or termination of that relationship could disrupt the platform’s operations.

Universal DeFi does not currently intend to perform any KYC or AML compliance verification on individual holders of tokens issued through the platform; responsibility for any holder-level compliance obligations will rest with the issuer, although Universal DeFi may make identity verification tools available to issuers if required in an issuer’s jurisdictions. Universal DeFi may assist issuers with listing tokenized assets on trading venues and may introduce issuers to third parties that provide market making or liquidity services, but Universal DeFi does not currently intend to act as a market maker or provide liquidity for tokenized assets, act as the issuer of tokenized assets, take ownership of underlying assets, or provide investment advice.

Ault Node Operations

Universal DeFi has acquired and operates licensed nodes (“Ault Nodes”) on the Ault Blockchain network. Ault DAO LLC, a Wyoming limited liability company that serves as the legal and corporate entity of record for the Ault DAO, which operates the Ault Blockchain network. Ault DAO LLC is an indirect, wholly owned subsidiary of Hyperscale Data, Inc., an issuer listed on the NYSE American (“Hyperscale Data”). Milton C. Ault, III, our Executive Vice Chairman, is the Executive Chairman of Hyperscale Data, and Henry Nisser, one of our directors, is the President and General Counsel of Hyperscale Data and the President and Chief Executive Officer of Ault DAO LLC.

Ault Blockchain

Blockchain Background

A blockchain is a shared digital record-keeping system with no single controlling authority. Validators, who use specialized computers in a blockchain network responsible for verifying transactions, ensuring network security, and maintaining the integrity of the ledger as well as full node operators - individuals or entities that manage the hardware and software (a node) required to support a blockchain network, thereby ensuring that the node stays online to validate transactions, stores the blockchain ledger, and propagate data, and are therefore crucial for maintaining network security and decentralization - maintain complete copies of the ledger and verify that new transactions comply with the network’s rules, a process governed by a defined set of rules called a consensus mechanism. Not all participants in a blockchain network maintain a full copy of the ledger; on the Ault Blockchain, licensed Mining Nodes (the “Licensed Mining Nodes”), for example, perform services off-chain and do not hold a full record of blockchain stake. Because no single entity controls the ledger, blockchains can enable transactions and agreements to be executed and recorded without relying on a bank, clearinghouse, or other intermediary. Universal DeFi operates as a validator and also owns Licensed Mining Nodes.

The Ault Blockchain is a Layer 1 network, meaning it is a foundational, standalone blockchain with its own security, transaction processing, and governance rules, as distinct from networks that are built on top of an existing blockchain. The network uses a hybrid architecture that combines two types of participation. Validators participate in a proof-of-stake consensus process, meaning they commit AULT tokens (the “AULT Tokens”) as economic collateral to qualify for and perform block production, and earn transaction fees in return. Licensed Mining Nodes perform off-chain work, meaning work that occurs outside the core consensus process, specifically verifiable randomness generation at launch, and earn newly distributed AULT Tokens in return. This separation is designed to allow the network to scale to a large number of node participants without creating bottlenecks in the consensus layer. Unlike proof-of-work networks such as Bitcoin, the Ault Blockchain’s consensus mechanism does not require energy-intensive computation; the proof-of-work component of the network is limited to the lightweight micro-proof-of-work performed by Licensed Mining Nodes in connection with verifiable randomness generation, which is computationally minimal by design.

The AULT Token

The native digital asset of the Ault Blockchain is the AULT Token. A digital token is a unit of value or utility created and tracked on a blockchain. The AULT Token serves three primary functions within the network: (i) paying transaction fees for all activity on the network; (ii) staking, meaning that validators commit AULT Tokens as economic collateral to participate in block production; and (iii) participation in the governance of the Ault Blockchain through the Ault DAO.

The total supply of AULT Tokens is fixed at 100 billion, all minted at genesis. Approximately 99.9999% of total supply was allocated to what is referred to as the Emissions Supply, which is distributed to network participants over a ten-year schedule under a fixed mathematical formula. Of that Emissions Supply, 95% is allocated to Licensed Mining Node rewards and 5% is allocated to staking rewards for validators and their delegator (a delegator is a token holder who participates in proof-of-stake networks by assigning its stake to a validator to earn rewards without managing technical infrastructure). The Emissions Supply follows a declining schedule with approximately 9.4% annual decay, beginning at approximately 41 million Ault Tokens per day during the first year following the emission and declining to approximately 17 million such tokens per day by the tenth year. Universal DeFi operates only the nodes and validator it owns and does not currently intend to operate nodes or validators for third parties.

Block production on the Ault Blockchain is performed by validators, such as Universal DeFi, who are selected from the top one hundred nodes ranked by staked AULT Tokens. To qualify as a validator, Universal DeFi was required to self-bond a minimum of ten thousand AULT Tokens. As a validator, we earn transaction fees and priority tips from the blocks we produce, and earn a commission on staking rewards distributed to our delegators. Our participation as a validator carries economic risk in that we are subject to slashing, meaning a protocol-enforced reduction of our staked AULT Tokens, in the event of downtime beyond defined thresholds, double-signing, or censorship of transactions. Slashing events reduce our staked position as a validator and our delegators in proportion to our respective stakes.

Node License Program

A Node License is a right to operate a Licensed Mining Node, which is a software program that performs defined off-chain services for the network and earns AULT Token emissions through a work credit system. Each epoch, approximately every one minute, a set of licensed nodes is randomly selected to submit what is referred to as a Verifiable Random Function output, gated by a lightweight proof-of-work computation. Nodes whose outputs are accepted contribute to the network’s randomness beacon and earn work credits for that epoch. Daily emissions are then distributed to Licensed Mining Nodes pro-rata based on accumulated work credits. All licenses have an equal probability of selection in each epoch; what determines a node’s earnings over time is uptime and output correctness, not computational power or hardware resources.

Universal DeFi Ownership and Operations

On June 30, 2026, Universal DeFi entered into a node revenue sharing agreement (the “Revenue Sharing Agreement”) with Ault Capital Group, Inc. (“Ault Capital Group”), in its capacity as authorized agent for Ault DAO LLC. Ault Capital Group is a wholly owned subsidiary of Hyperscale Data. The Revenue Sharing Agreement acknowledges that on April 6, 2026, Ault Capital Group transferred, assigned, and activated, to Universal DeFi 125,000 Node Licenses and the right to operate one validator, together with the wallet holding all reward tokens earned by such Node Licenses and operating as a validator. In consideration of the transfer and delivery of the Node Licenses, Universal DeFi will pay Ault Capital Group a revenue share equal to 25% of net proceeds (as defined in the Revenue Sharing Agreement as the net cash, cryptocurrency, stablecoin, and other proceeds actually received by Universal DeFi from the sale of tokens and rewards generated by the Node Licenses, less applicable transaction fees), and Universal DeFi will retain the remaining 75% of net proceeds (the “Revenue Share”). The Revenue Share is payable solely from, and only to the extent of, net proceeds actually received by Universal DeFi, and in no event is Universal DeFi required to make any payments to Ault Capital Group other than from the net proceeds and pursuant to the revenue share. Ault Capital Group’s right to receive the Revenue Share, and Universal DeFi’s obligation to pay it, terminate once Ault Capital Group has received cumulative Revenue Share payments totaling $93,750,000.

Node Licenses are non-transferable for two years from the date of issuance. The total number of Node Licenses is fixed at one million. Each Node License confers one governance vote in the Ault DAO, subject to a per-member cap of two hundred thousand votes regardless of total licenses held. Universal DeFi performs the work directly with respect to its Ault Nodes. The day-to-day operation, maintenance, and hosting of the validator are currently performed by Ault Capital Group on Universal DeFi’s behalf, and Ault Capital Group currently bears the related costs, including the cost of the dedicated server. Universal DeFi expects to enter into a managed services agreement with Ault Capital Group or an affiliate of Ault Capital Group to formalize these services, under which the related costs would be charged to Universal DeFi as a service.

Universal DeFi operates only the nodes and validator it owns and does not currently intend to operate nodes or validators for third parties. As of July 1, 2026, Universal DeFi owned approximately 425 million AULT tokens. The AULT tokens do not currently have a market value, and there can be no assurance that tokens earned will ever have or retain any value; the value of any tokens earned will depend on the adoption and activity of the Ault Blockchain and the market value, if any, of its token.

Business Model and Revenue

Universal DeFi’s tokenization platform has not yet commenced operations, and Universal DeFi has not generated revenue from either of its lines of business. Universal DeFi expects to generate revenue from several sources. From its tokenization platform, Universal DeFi expects to charge issuers an initial fee when an issuer and its asset are onboarded, then a separate fee for token that is issued representing a real world asset, as well as ongoing fees for continued use of the platform. In addition, Universal DeFi may also earn revenue from additional services, such as providing identity verification tools to issuers, from time to time.

From its node and validator operations, Universal DeFi earns digital tokens from the Ault Blockchain under the separate mechanisms described above: token emissions allocated to its licensed nodes in proportion to the work they perform, and a share of transaction fees, priority tips, and staking rewards attributable to its validator. These tokens currently have no market value and accordingly have generated no recognizable asset or revenue to date. If a market develops to the extent that the tokens have a measurable fair value, then at that time, we would begin to recognize revenue from the tokens we earn. The fair value of these tokens would be subsequently remeasured for reporting purposes on a quarterly basis and we would recognize a gain or loss, and the token value would be adjusted, in accordance with accounting principles generally accepted in the United States of America. Universal DeFi has incurred losses since inception and expects to continue to incur losses as it develops and launches its operations, and there can be no assurance that it will fully launch its operations or achieve or sustain profitability.

Regulatory Environment

Universal DeFi’s planned activities will be subject to extensive and evolving regulation, and the regulatory treatment of a tokenized asset is expected to depend principally on the nature of the underlying asset and the jurisdictions involved. The planned activities of the platform will require Universal DeFi, including licensed third parties, to perform regulated functions, including KYC and AML compliance regulations. To the extent an underlying asset is a security under the laws of a relevant jurisdiction, the resulting token is itself expected to be treated as a security, and activities involving it may be subject to securities regulation, including registration, licensing, and disclosure requirements. At this time, we do not intend to tokenize any asset that would be treated as a security, however, we reserve the right to do so in the future.

To the extent an underlying asset is a commodity, such as a precious metal, activities involving the token may be subject to commodities regulation, including anti-fraud and anti-manipulation requirements. Other assets, such as collectibles, may not be subject to an asset-specific regulatory regime but remain subject to laws of general application, including consumer protection and anti-fraud laws. The same asset may be classified differently in different jurisdictions, and that classification will generally determine the requirements that apply to the token, the issuer, and potentially to Universal DeFi’s services. In addition, Universal DeFi’s planned issuer onboarding activities may be subject to anti-money laundering and counter-terrorist financing requirements, and its receipt of digital tokens from node operations may be subject to further regulatory and tax regimes.

The regulation of tokenized assets and digital assets varies significantly from jurisdiction to jurisdiction. The same activity may be permitted in one jurisdiction, require a license or registration in another, and be restricted or prohibited in a third, and these approaches continue to change. Universal DeFi expects to evaluate the requirements applicable to its services on a jurisdiction-by-jurisdiction basis, and it may be required to obtain licenses or registrations in certain jurisdictions, to restrict or condition its services in others, or to decline to operate where its services cannot be lawfully provided.

The legal and regulatory framework for tokenized assets and blockchain network participation is new and unsettled, and there can be no assurance that Universal DeFi’s planned activities will not become subject to requirements that could materially restrict, increase the cost of, or prohibit its business in one or more jurisdictions.

Human Capital Resources

We are committed to attracting and retaining the brightest and best talent, so investing in human capital is critical to our success. The employee traits we value include industriousness, intellectual curiosity, growth mindset and deeply caring about the quality of work. The human capital measures and objectives that we focus on in managing our business include employee safety, talent acquisition and retention, employee engagement, development and training, diversity and inclusion, and compensation and pay equity. None of our employees is represented by a collective bargaining unit or is a party to a collective bargaining agreement. We believe that our relationship with our employees is good.

Employee Profile

As of March 31, 2026, we had seven full-time employees located in the U.S., of whom five were engaged in sales and marketing and two in general administration and finance. None of our employees is currently represented by a trade union. We consider our relations with our employees to be good.

As of March 31, 2026, approximately 43% of our current workforce is female, 57% male, and our average tenure is 21 years, an increase of 10.5% from an average tenure of 19 years as of March 31, 2025.

Talent

A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn grows our business, our products, and our customers, while adding new employees and external ideas supports a continuous improvement mindset and our goals of a diverse and inclusive workforce.

We believe we materially comply with all applicable state, local and international laws governing nondiscrimination in employment in every location in which we operate. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status.

Employee Engagement and Development

Our employee engagement efforts include our frequent and transparent “all-hands” meetings and executive communications, through which we aim to keep our employees well-informed and to increase transparency. We believe in continual improvement and use employee feedback to drive and improve processes that support our customers and ensure a deep understanding of our employees’ needs. We plan to conduct annual confidential employee surveys as we believe that ongoing performance feedback encourages greater engagement in our business and improves individual performance. Our employees will participate in a 360-degree evaluation process to identify critical capabilities for development and establish new stretch goals.

Pay Equity

Our employee compensation strategy supports three primary objectives: attract and retain the best team members; reflect and reinforce our most important values; and align team member interests with stockholder interests in building enduring value. We believe people should be paid for what they do and how they do it, regardless of their gender, race or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an employee’s role and experience, the location of their job, and their performance. We also regularly review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay is fair and equitable.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves significant risks. You should carefully consider the following risks and all other information set forth in this Annual Report before deciding to invest in our common stock. If any of the events or developments described below occurs, our business, financial condition and results of operations may suffer. In that case, the value of our common stock may decline and you could lose all or part of your investment.

You should consider each of the following risk factors and any other information set forth in this Annual Report and the other reports filed by the Company with the SEC, including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occurs, the Company’s business and financial condition, results or prospects could be harmed. Please also read carefully the section entitled “Cautionary Note About Forward-Looking Statements” at the beginning of this Annual Report.

Risks Related to Our Company

We have an evolving business model, which increases the complexity of our business.

Our business model has evolved in the past and continues to do so. In prior years we have added, modified and/or discontinued various services and product offerings. As discussed elsewhere in this Annual Report, we are expanding into decentralized finance (DeFi) services, which are services that we do not have any prior experience providing. We intend to continue to try to offer new products or services, and we do not know whether any of them will be successful. The additions and modifications to our business have increased the complexity of our business and placed significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Future additions to or modifications of our business are likely to have similar effects. Further, any new business or applications we launch that is not favorably received by the market could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our business.

We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

If we lose the services of Harvey Grossblatt, our President and Chief Executive Officer or Milton C. Ault, III, our Executive Vice Chairman, and/or certain key employees, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of these individuals and certain key employees. Although we have entered into an employment agreement with Mr. Grossblatt, and we may enter into employment agreements with additional key employees in the future, we cannot guarantee that we will be successful in retaining the services of these individuals. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

We rely on highly skilled personnel and the continuing efforts of our executive officers and, if we are unable to retain, motivate or hire qualified personnel, our business may be severely disrupted.

Our performance largely depends on the talents, knowledge, skills, know-how and efforts of highly skilled individuals and in particular, the expertise held by our Executive Vice Chairman, Milton C. Ault, III. In particular, we are relying upon Mr. Ault’s knowledge and expertise in the DeFi industry, as we look to pivot and expand our operations and services into that space. His absence, were it to occur, would materially and adversely impact the development and implementation of our projects and businesses. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to attract, among others, new technology developers and to retain and motivate our existing contractors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some customers.

Risks Related to Universal DeFi

Risks Related to Universal DeFi – General

Universal DeFi has a limited operating history, which makes it difficult to evaluate its business and prospects.

Universal DeFi was formed in July 2025 and has a limited operating history. Its tokenization platform has not commenced operations, and although its node and validator operations on the Ault Blockchain have commenced, the digital tokens those operations receive do not currently have a market value. As a result, there is limited information on which to evaluate its business, and its prospects must be considered in light of the risks and uncertainties encountered by early-stage companies in new and rapidly evolving markets.

Universal DeFi will require substantial additional capital, which may not be available when needed.

The development of Universal DeFi’s tokenization platform and the operation and expansion of its node and validator activities are expected to require substantial capital. Universal DeFi does not currently generate cash revenue and expects to depend on outside funding to support its operations for the foreseeable future. There can be no assurance that additional capital will be available when needed on acceptable terms or at all. If Universal DeFi is unable to obtain adequate funding, it may be required to delay, reduce, or abandon the development of its tokenization platform or the operation of its business, and the Company’s business, financial condition, and results of operations could be materially and adversely affected.

Universal DeFi has limited personnel and must build the operational, compliance, and information security functions necessary to operate its business.

To launch its tokenization platform and operate its business, Universal DeFi must develop and maintain operational, compliance, risk management, and information security functions appropriate for a business that performs issuer onboarding, handles tokenized assets, and operates blockchain infrastructure. Universal DeFi is in the early stages of building these functions and currently relies in part on the Company and its affiliates. If Universal DeFi is unable to recruit and retain qualified personnel, to build and maintain these functions, or to manage the demands of growth, it may be unable to launch or operate its business as planned, may fail to meet regulatory or security requirements, and may be exposed to operational failures or security incidents. Any of the foregoing could materially and adversely affect the Company’s business, financial condition, and results of operations.

Universal DeFi’s planned services and business model may change materially before it commences full operations.

Universal DeFi’s business plan is at an early stage, and the descriptions of its planned services in this report reflect its current intentions rather than established operations. The services Universal DeFi ultimately offers, the markets in which it operates, and the manner in which it generates revenue may differ materially from its current plans in response to market conditions, regulatory developments, technological changes, or strategic decisions by management. If Universal DeFi modifies its business plan in ways that prove unsuccessful or that subject it to unanticipated costs or obligations, the Company’s business, financial condition, and results of operations could be materially and adversely affected.

Risks Related to the Tokenization Business

Universal DeFi’s tokenization platform is not yet operational and may never launch or achieve market acceptance.

Universal DeFi’s tokenization platform, which is being developed to represent ownership of real-world or financial assets as digital tokens recorded on a blockchain remains in development and has not launched. Completing and launching the platform will depend on factors including the performance of third-party developers and service providers, the resolution of technical and operational challenges, and the availability of funding.

Even if the platform launches, there can be no assurance that issuers will choose to tokenize assets through it or that the platform will achieve market acceptance. If Universal DeFi fails to launch the platform, experiences significant delays, or launches a platform that does not attract issuers, the Company’s investment in Universal DeFi may be impaired, and the Company’s business, financial condition, and results of operations could be materially and adversely affected.

The market for tokenized assets is new and unproven and may not develop as Universal DeFi expects.

The tokenization of real-world and financial assets is a new and rapidly evolving activity, and a large and sustainable market for tokenized assets may not develop. Demand for Universal DeFi’s tokenization services will depend on factors outside its control, including the willingness of asset owners to tokenize assets, the development of supporting market infrastructure such as trading venues and custodians, investor demand for tokenized assets, and the evolution of the regulatory environment. If the market for tokenized assets does not develop, develops more slowly than expected, or develops in ways that do not favor Universal DeFi’s services, Universal DeFi may be unable to attract issuers or generate revenue, and the Company’s business, financial condition, and results of operations could be materially and adversely affected.

Universal DeFi faces competition in tokenization services, including from larger and better-resourced providers.

The market for tokenization services is attracting a range of participants, including technology companies, financial institutions, and other blockchain-based ventures, some of which have greater financial, technical, and marketing resources, more established relationships, and longer operating histories than Universal DeFi. Competitors may offer services that are more advanced, less costly, more widely supported, or better aligned with regulatory requirements. There can be no assurance that Universal DeFi will be able to compete effectively. If Universal DeFi is unable to attract and retain issuers in the face of competition, the Company’s business, financial condition, and results of operations could be materially and adversely affected.

Universal DeFi’s issuer onboarding occurs before issuance and is not ongoing, and it may not detect issuer misconduct or asset problems that arise after issuance.

Before an asset is tokenized, Universal DeFi intends to conduct an onboarding process designed to verify the identity of the issuer, screen the issuer for illicit activity, and confirm the issuer’s ownership of the asset to be tokenized. This onboarding is performed at a point in time before issuance of the token and is not a continuing assessment, and Universal DeFi does not intend to guarantee, insure, or vouch for the ongoing performance, value, or legitimacy of any tokenized asset after issuance. Because the onboarding review is not ongoing, Universal DeFi may not detect issuer misconduct, the loss or impairment of an underlying asset, the issuance of tokens not backed by the represented asset, or other problems that arise after an asset has been tokenized. An issuer that passes onboarding may subsequently act in ways that harm token holders without Universal DeFi’s knowledge and outside its control. Problems with assets tokenized through the platform could result in claims against Universal DeFi, regulatory scrutiny, and reputational harm, any of which could materially and adversely affect the Company’s business, financial condition, and results of operations.

Under the platform’s design, issuers control their own tokens after issuance, and the loss or compromise of an issuer’s approvals may permanently impair control of a token, which Universal DeFi may be unable to remedy.

The platform is being designed to secure control of each token using multi-party computation (a method of securing a digital asset in which the authority to approve a transaction is divided among multiple parties or systems so that no single participant can act alone). Under the platform’s intended standard model, the issuer controls its own token and holds the approvals necessary to authorize transactions affecting it, and Universal DeFi does not hold approvals sufficient to control a token after issuance. Control of a token therefore depends on the issuer safeguarding its approvals. The loss, theft, or compromise of an issuer’s approvals may impair or permanently eliminate the ability to control the affected token, including the ability to create or remove tokens from circulation. Because Universal DeFi does not hold sufficient approvals under its standard model, it may be unable to assist an issuer that loses control of its approvals, and any disaster recovery measures may not restore access in all circumstances. Loss of control of tokens issued through the platform could result in disputes, claims against Universal DeFi, and reputational harm, any of which could materially and adversely affect the Company’s business, financial condition, and results of operations.

Universal DeFi’s association with assets tokenized through its platform could expose it to reputational harm and claims if those assets prove fraudulent, unbacked, or impaired.

Universal DeFi provides the technology and onboarding services used to tokenize assets, but it does not act as the issuer of tokenized assets, take ownership of underlying assets, or guarantee their value or legitimacy. Notwithstanding this, Universal DeFi may be associated, in the view of investors, counterparties, or regulators, with the assets tokenized through its platform. If assets tokenized through the platform prove to be fraudulent, unbacked, impaired, or otherwise problematic, Universal DeFi could suffer reputational harm, lose the confidence of issuers and other participants, and become the subject of claims or regulatory scrutiny, even where it did not cause and could not have prevented the problem. Any of the foregoing could materially and adversely affect the Company’s business, financial condition, and results of operations.

If Universal DeFi elects to administer token environments on behalf of issuers, its responsibilities and risk profile would change materially.

Universal DeFi is evaluating whether to offer administration of a token project’s environment on behalf of an issuer that engages it to do so. No determination has been made to offer this service. Under Universal DeFi’s intended standard model, the issuer controls its own environment and holds the approvals necessary to authorize transactions affecting its token. If Universal DeFi elects to administer environments on behalf of issuers, it would hold or control approvals capable of authorizing transactions affecting issuer tokens. This would expose Universal DeFi directly to the risk of loss, theft, or compromise of those approvals, to potential liability for unauthorized or erroneous transactions, and to the operational burden of safeguarding control of multiple issuers’ tokens. Holding such control could also cause Universal DeFi to be characterized as providing custodial or other regulated services, subjecting it to requirements it does not currently satisfy. If Universal DeFi offers environment administration and is unable to manage the associated security and regulatory risks, the Company’s business, financial condition, and results of operations could be materially and adversely affected.

Risks Related to Node and Validator Operations and Digital Assets

Universal DeFi’s node and validator operations, and its tokenization platform, depend on the Ault Blockchain, a new network developed by an affiliated organization that may not achieve adoption or operate as intended.

Universal DeFi’s node and validator operations are conducted on the Ault Blockchain, and its tokenization platform is being built initially to issue tokens on that network. The Ault Blockchain is a new blockchain network developed by Ault DAO, and its success depends on achieving adoption by users, applications, and other participants. Universal DeFi does not control the development, operation, security, or governance of the Ault Blockchain. If the Ault Blockchain fails to launch fully, fails to achieve or sustain adoption, experiences a decline in activity, or is discontinued, the value of the tokens Universal DeFi earns could decline or disappear, demand for its node and validator services could fall, and its tokenization platform could be impaired. Because both of Universal DeFi’s lines of business depend on this single network, Universal DeFi has concentrated exposure to the network’s success. Any of the foregoing could materially and adversely affect the Company’s business, financial condition, and results of operations.

The digital tokens Universal DeFi earns from its node and validator operations have no current market value, are non-cash and illiquid, and may never have value.

The rewards Universal DeFi earns from its node and validator operations are paid in the Ault Blockchain’s native digital token. That token does not currently have a market value, and there can be no assurance that a market for it will develop or that it will have any value in the future. These tokens are a non-cash, illiquid asset. The value of these tokens, if any, will depend on the development, adoption, and activity of the Ault Blockchain and on the existence of a market in which the tokens can be sold, none of which is assured. Universal DeFi may be unable to convert the tokens into cash, may be subject to restrictions on transferring them, and may never realize any value from them. Digital asset prices, where markets exist, have historically been highly volatile. If the tokens Universal DeFi earns do not have or do not retain value, Universal DeFi may be unable to generate meaningful revenue from its node and validator operations, and the Company’s business, financial condition, and results of operations could be materially and adversely affected.

Universal DeFi’s validator must stake tokens and is subject to penalties, including the loss of staked tokens, for downtime or improper operation.

To operate its validator, Universal DeFi must commit, or stake, a quantity of the Ault Blockchain’s native token; staking is the locking up of tokens to support a blockchain network and to qualify to perform validation. Validators on the Ault Blockchain are subject to penalties, commonly referred to as slashing, for failures such as downtime, improperly approving invalid transactions, or other misbehavior, which can result in the loss of a portion of the staked tokens. If Universal DeFi’s validator experiences downtime, is misconfigured, is compromised, or otherwise fails to operate correctly, including as a result of acts or omissions by the affiliate that currently operates it, Universal DeFi could lose staked tokens, forfeit rewards, or be removed from the set of active validators. Any of the foregoing could reduce the value Universal DeFi derives from its validator and could materially and adversely affect the Company’s business, financial condition, and results of operations.

Universal DeFi’s validator is operated by an affiliate under an arrangement that has not been formalized, which involves conflicts of interest and may be disrupted.

The day-to-day operation, maintenance, and hosting of Universal DeFi’s validator are currently performed by an affiliate of the Company on Universal DeFi’s behalf, and that affiliate currently bears the related costs. Universal DeFi expects to enter into a managed services agreement with that affiliate to formalize these services, but no such agreement has been executed, and the terms on which the services are provided, including their cost and duration, are not fixed. Because this arrangement is with an affiliate, it involves conflicts of interest and is not the result of arm’s-length negotiation, and the terms ultimately agreed may be less favorable to Universal DeFi than those it could obtain from an unaffiliated provider. If the affiliate ceases to provide these services, if the services are disrupted or provided improperly, or if Universal DeFi is unable to operate the validator itself or obtain equivalent services elsewhere on acceptable terms, its validator operations could be impaired. Any disruption of these arrangements could result in the loss of rewards or staked tokens and could materially and adversely affect the Company’s business, financial condition, and results of operations.

The rewards Universal DeFi earns from its Ault Nodes depend on the continued performance of work and on a selection process, and may be less than Universal DeFi expects.

Universal DeFi’s Ault Nodes earn rewards by performing verifiable off-chain work for the network, currently the generation of verifiable randomness, and rewards are allocated among licensed nodes in proportion to the verified work each node performs. The work is performed through a process in which nodes are selected to contribute, and rewards depend on factors including a node’s uptime, the correctness of its work, and the total amount of work performed across the network. If Universal DeFi’s nodes experience downtime, perform incorrectly, or are selected to contribute less frequently, or if the total work performed across the network increases such that Universal DeFi’s proportional share declines, the rewards Universal DeFi earns could be lower than expected. Any of the foregoing could materially and adversely affect the Company’s business, financial condition, and results of operations.

Universal DeFi acquired its node licenses at a cost, the licenses are subject to transfer restrictions, and they may decline in value or be impaired.

Universal DeFi operates its Ault Nodes under licenses it acquired from the entity that issues node licenses for the Ault Blockchain. The licenses were acquired at a cost, are subject to a period during which they cannot be transferred, and confer the right to operate a node and earn rewards, together with associated governance rights. The value of these licenses depends on the success and economics of the Ault Blockchain, including the value, if any, of the rewards they generate. If the network does not succeed, if rewards decline or have no value, or if the rights associated with the licenses are changed, the licenses may decline in value or become impaired, and Universal DeFi may be unable to sell or otherwise realize value from them, including during the period in which they cannot be transferred. Any resulting impairment could materially and adversely affect the Company’s business, financial condition, and results of operations.

Affiliates of the Company are involved in the Ault Blockchain as its developer and as network participants, which creates conflicts of interest and concentration.

The Ault Blockchain was developed by Ault DAO, and affiliates of the Company participate in the network, including through the operation of Universal DeFi’s validator by an affiliate and through the holding of node licenses and associated governance rights. As a result, the interests of the Company and its affiliates are concentrated in the Ault Blockchain, and decisions affecting the network may be made by, or influenced by, parties affiliated with the Company. These relationships create conflicts of interest, including in the development, governance, and economics of the network, and there can be no assurance that decisions affecting the Ault Blockchain will be made in the best interests of Universal DeFi. The concentration of the Company’s and its affiliates’ interests in a single network also increases the effect on the Company if the network does not succeed. Any of the foregoing could materially and adversely affect the Company’s business, financial condition, and results of operations.

Technology Risk Factors

Universal DeFi depends on a third-party developer to build and maintain its tokenization platform.

Universal DeFi’s tokenization platform is being developed by a third-party developer rather than by Universal DeFi itself. As a result, the timely completion, functionality, and security of the platform depend on the developer’s performance, on the continuation of the relationship, and on the quality of the software the developer delivers. Universal DeFi may also depend on the developer for ongoing maintenance, updates, and support after launch. If the developer fails to deliver the platform on the expected timeline or to the expected specifications, fails to remediate defects or vulnerabilities, or if the relationship is interrupted or terminated, Universal DeFi could experience significant delays and additional costs, and the launch or continued operation of the platform could be impaired. There can be no assurance that Universal DeFi could transition development to itself or another provider without disruption. Any of the foregoing could materially and adversely affect the Company’s business, financial condition, and results of operations.

The platform’s token control depends on a single third-party security provider, and a failure of that provider could disrupt the platform.

The platform is being designed to secure control of issued tokens using multi-party computation provided by a single third-party digital asset security provider, which is also expected to provide disaster recovery services. The platform’s token control layer is therefore expected to depend on a single provider. A failure, outage, security breach, insolvency, or termination of that provider, or a defect in its technology, could disrupt the operation of the platform, impair the ability of issuers to control their tokens, or render token environments inaccessible, and disaster recovery services may not be available or successful in all circumstances. Further, the provider contractually disclaims liability for digital asset loss, caps its liability, and may suspend or disconnect the network. Transitioning to a different provider may be difficult, time-consuming, or impossible without disrupting existing token projects. Any of the foregoing could materially and adversely affect the Company’s business, financial condition, and results of operations.

Smart contracts and software underlying the platform and the Ault Blockchain may contain vulnerabilities that could be exploited.

Universal DeFi’s tokenization platform and the Ault Blockchain rely on smart contracts (self-executing software programs stored on a blockchain that automatically carry out their terms) and other software. Such software may contain bugs, errors, or vulnerabilities, and once deployed on a blockchain, smart contracts may be difficult or impossible to modify. If vulnerabilities in the platform’s or the network’s software are exploited, tokens or other digital assets could be lost, stolen, or rendered inaccessible, transactions could be processed incorrectly, and the platform or the network could be disrupted. The discovery of vulnerabilities, even if they are not exploited, could undermine confidence in the platform or the network. Any of the foregoing could materially and adversely affect the Company’s business, financial condition, and results of operations.

A cybersecurity breach, or the loss or theft of cryptographic keys, could result in the loss of assets or the disruption of Universal DeFi’s operations.

Universal DeFi’s operations depend on the security of its systems and of the cryptographic keys and approvals used to control digital assets and to operate its nodes and validator. Digital assets and blockchain infrastructure are frequent targets of cyberattacks, and the theft, loss, or compromise of keys or approvals can result in the permanent and irreversible loss of assets. A cybersecurity breach, a failure of security controls, or the loss, theft, or compromise of keys or approvals, whether affecting Universal DeFi, the affiliate that operates its validator, or its third-party providers, could result in the loss of digital assets, the disruption of operations, liability, and reputational harm. There can be no assurance that the security measures of Universal DeFi or of the parties it relies on will be sufficient. Any of the foregoing could materially and adversely affect the Company’s business, financial condition, and results of operations.

The Ault Blockchain is a new network that may experience outages, forks, congestion, or technical failures.

The Ault Blockchain is a new network, and new blockchain networks may experience technical problems including outages, software defects, congestion that slows transactions or increases costs, and forks, which are situations in which a network splits into competing versions. The network’s ability to operate reliably and at scale has not been established over a sustained period. If the Ault Blockchain experiences technical failures, becomes congested or prohibitively expensive to use, or splits into competing versions, Universal DeFi’s node and validator operations and its tokenization platform could be disrupted, and the value of the tokens it holds could decline. Any of the foregoing could materially and adversely affect the Company’s business, financial condition, and results of operations.

Technological change or obsolescence could render Universal DeFi’s platform or operations uncompetitive.

The technologies underlying tokenization, blockchain networks, and digital asset security are developing rapidly. New technologies, standards, or competing platforms could emerge that are faster, less costly, more secure, more widely adopted, or better aligned with regulatory requirements than those Universal DeFi uses. If Universal DeFi’s platform or operations become obsolete or uncompetitive, or if Universal DeFi is unable to adapt to technological change on a timely basis or at acceptable cost, it may be unable to attract or retain issuers or to operate profitably, and the Company’s business, financial condition, and results of operations could be materially and adversely affected.

Regulatory Risk Factors

The regulatory framework for tokenized and digital assets is new, unsettled, and evolving.

The legal and regulatory framework governing tokenized assets, digital assets, and blockchain network participation is new and unsettled, and it continues to develop and change, often unpredictably, across the jurisdictions in which Universal DeFi may operate. Regulators and courts may interpret existing laws in new ways, and new laws and regulations specific to digital assets may be adopted. This uncertainty makes it difficult for Universal DeFi to determine the requirements applicable to its activities and to plan its business. Changes in law, regulation, or interpretation could subject Universal DeFi to new or additional requirements, restrict its activities, or render aspects of its business impermissible, any of which could materially and adversely affect the Company’s business, financial condition, and results of operations.

The classification of a tokenized asset as a security, a commodity, or another type of asset is uncertain and varies by underlying asset and jurisdiction.

The regulatory treatment of a tokenized asset generally depends on the nature of the underlying asset and the jurisdiction involved. To the extent an underlying asset is a security, the resulting token is expected to be treated as a security and to be subject to securities regulation; to the extent it is a commodity, the token may be subject to commodities regulation; and other assets may be subject to other regimes or to laws of general application. The same asset may be classified differently in different jurisdictions. This classification will generally determine the requirements that apply to the token, the issuer, and potentially to Universal DeFi’s services, and the classification of a particular token may be uncertain or may be challenged. If tokens issued through the platform are determined to be subject to regulatory regimes that Universal DeFi or its issuers cannot satisfy, Universal DeFi may be required to restrict or cease tokenizing certain assets, and the Company’s business, financial condition, and results of operations could be materially and adversely affected.

Regulatory requirements applicable to tokenized assets could materially limit, delay, or prevent Universal DeFi from offering its tokenization services, and could require it to curtail or cease that business.

The tokenization of assets is subject to extensive and evolving regulation, and the requirements that apply depend on the nature of the underlying asset and the jurisdictions involved. Tokenizing securities, commodities, and certain other assets may require Universal DeFi or the issuers it serves to comply with registration, licensing, disclosure, and other regulatory requirements, and the regulatory treatment of these activities is uncertain and continues to change. If regulatory requirements applicable to tokenized assets are more burdensome than anticipated, if Universal DeFi or its issuers are unable to satisfy them, or if regulators determine that Universal DeFi’s tokenization activities are impermissible or require authorizations that Universal DeFi does not hold, Universal DeFi may be required to limit the assets it tokenizes, restrict the jurisdictions in which it operates, or curtail or cease its tokenization business altogether. Any of the foregoing could prevent Universal DeFi from generating revenue from tokenization, could render its tokenization business unviable, and could materially and adversely affect the Company’s business, financial condition, and results of operations.

Universal DeFi may be required to obtain licenses or registrations, and may be deemed to be acting as a broker-dealer, transfer agent, money transmitter, or other regulated entity.

Depending on how its activities are characterized and on the jurisdictions in which it operates, Universal DeFi may be required to obtain licenses or registrations, and regulators could determine that it is acting as a broker-dealer, transfer agent, money transmitter, money services business, or other regulated entity, even though it does not currently intend to provide such services. Universal DeFi does not currently hold these licenses or registrations. Obtaining and maintaining licenses or registrations can be costly and time-consuming, and there can be no assurance that Universal DeFi could obtain those it requires. If Universal DeFi is required to obtain authorizations it does not hold, is found to have operated without a required authorization, or becomes subject to the requirements applicable to regulated entities, it could be subject to penalties, be required to change or curtail its operations, and incur significant costs, any of which could materially and adversely affect the Company’s business, financial condition, and results of operations.

Regulation varies by jurisdiction and may restrict, condition, or prohibit Universal DeFi’s services in markets that are material to its business.

The regulation of tokenized assets, digital assets, and blockchain network participation varies significantly from jurisdiction to jurisdiction. The same activity may be permitted in one jurisdiction, require a license or registration in another, and be restricted or prohibited in a third, and these approaches continue to change. Universal DeFi expects to evaluate the requirements applicable to its services on a jurisdiction-by-jurisdiction basis.

Universal DeFi may be required to obtain licenses or registrations in certain jurisdictions, to restrict or condition its services in others, or to decline to operate where its services cannot be lawfully provided. If regulation restricts, conditions, or prohibits Universal DeFi’s services in markets that are material to its business, the Company’s business, financial condition, and results of operations could be materially and adversely affected.

International regulatory regimes impose additional and differing requirements that could increase Universal DeFi’s costs or restrict its operations.

Universal DeFi intends to make its services available internationally where lawful. A number of jurisdictions have adopted or are developing comprehensive regulatory regimes for digital assets and markets in those assets, including regimes that impose licensing, disclosure, capital, governance, and conduct requirements on participants, and these regimes differ from one another and from the requirements applicable in the United States.

Complying with multiple and differing international regimes could be costly and complex, and Universal DeFi may be unable to comply with all applicable requirements or may be required to restrict its operations in certain jurisdictions. Failure to comply could subject Universal DeFi to penalties and enforcement. Any of the foregoing could materially and adversely affect the Company’s business, financial condition, and results of operations.

Universal DeFi relies on issuers to perform holder-level identity verification, and it may nonetheless face anti-money-laundering liability for the misuse of tokens issued through its platform.

Universal DeFi does not currently intend to perform identity verification on individual holders of tokens issued through the platform, and it intends for responsibility for holder-level compliance obligations, including any applicable know-your-customer and anti-money-laundering requirements (regulatory requirements to verify the identities of customers and to prevent illegal financial activity), to rest with the issuer. This allocation depends on issuers performing their obligations, which Universal DeFi may have limited ability to verify.

If issuers fail to perform required holder-level compliance, if tokens issued through the platform are used to facilitate money laundering, sanctions evasion, terrorist financing, or other illicit activity, or if regulators conclude that Universal DeFi cannot disclaim responsibility for holder-level compliance notwithstanding its intended allocation of that responsibility to issuers, Universal DeFi could be subject to enforcement, penalties, and reputational harm. There can be no assurance that Universal DeFi’s allocation of these responsibilities will be respected by regulators in all jurisdictions. Any of the foregoing could materially and adversely affect the Company’s business, financial condition, and results of operations.

Universal DeFi may become subject to enforcement actions, investigations, or litigation.

Given the unsettled and evolving regulation of tokenized and digital assets and the novelty of Universal DeFi’s activities, Universal DeFi may become subject to investigations, enforcement actions, or litigation by regulators, governmental authorities, or private parties, including in connection with the tokens issued through its platform, its node and validator operations, or its compliance with applicable law. Responding to investigations, enforcement actions, or litigation can be costly and time-consuming, can divert management’s attention, and can result in penalties, restrictions on Universal DeFi’s activities, or reputational harm, regardless of outcome. Any of the foregoing could materially and adversely affect the Company’s business, financial condition, and results of operations.

Risks Related to Our Indebtedness and Liquidity

We have incurred losses and we may not be able to manage our business on a profitable basis.

We reported net sales of $4,847,163 for the year ended March 31, 2026 versus $23,563,554 for the comparable period last year. We reported a net loss of $(2,485,763), or $(1.04) per basic and diluted share, for the year ended March 31, 2026, compared to net income of $500,684, or $0.22 per basic and diluted share for the same period last year. Included in the March 31, 2026 results was a non-recurring gain of $2,820,668 from the sale of our smoke and carbon monoxide alarm segment (the “Feit Asset Sale”).

The revenue and income potential of our business and market are unproven. This makes an evaluation of our company difficult and highly speculative. We require additional working capital and there can be no assurances that we will (i) be able to develop products or services on a timely and cost-effective basis, (ii) be able to generate any increase in revenues, (iii) obtain adequate financing on reasonably acceptable bases, if at all, or resources to continue operating our business and to provide products to customers and (iv) ever earn a profit. There can also be no assurance that we will raise sufficient capital to support operations by attaining profitability, or that we can satisfy future liabilities.

Our losses from operations and liquidity conditions raise substantial doubt regarding our ability to continue as a going concern.

We reported a net loss of $2,485,763 for the fiscal year ended March 31, 2026, resulting primarily from lower sales during the March 31, 2026 fiscal year since we sold our smoke and carbon monoxide alarm segment during the first fiscal quarter of the fiscal year. In addition, we had an accumulated deficit of $12,543,809 as of March 31, 2026. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the issuance of the audited consolidated financial statements included in this Annual Report on Form 10-K. Our ability to continue as a going concern is dependent on our ability to generate cash flows from operations and find additional sources of funding through either equity offerings, debt financings, or a combination of any such transactions.

In June 2026, we entered into a securities purchase agreement to sell up to $10 million of convertible notes, of which $1.0 million has been funded to date. However, the closing of the remaining $9.0 million is subject to various contingencies, some of which are outside our control. As such, there is no assurance that this financing will be available when needed or that management will be able to obtain other financing on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, there is substantial doubt that we will be able to continue as a going concern. If the foregoing plans are unsuccessful and we are unable to continue as a going concern, you could lose all or part of your investment in our company.

To service any future indebtedness and other obligations, we will require a significant amount of cash.

Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations, of which we currently have very few but may in the future incur, including our obligations under our indebtedness, could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance any indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us and our subsidiaries to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness, on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on us.

In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of future debt instruments may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on any future outstanding indebtedness could harm our ability to incur additional indebtedness or otherwise raise capital on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy any future debt service and other obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations.

We will need to raise additional capital to fund our operations in furtherance of our business plan.

Until we are profitable, we will need to raise additional capital in order to fund our operations in furtherance of our business plan. The proposed financing may include shares of common stock, shares of preferred stock (if authorized in the future), warrants to purchase shares of common stock or preferred stock, debt securities, units consisting of the foregoing securities, equity investments from strategic development partners or some combination of each. Any additional equity financings may be financially dilutive to, and will be dilutive from an ownership perspective to, our stockholders, and such dilution may be significant based upon the size of such financing. Additionally, we cannot assure that such funding will be available on a timely basis, in needed quantities, or on terms favorable to us, if at all.

Risks Related to our Business and Operations

If we are unable to sell our remaining electrical products after the Feit Asset Sale at acceptable prices relative to our costs including import tariffs, or if we fail to develop and introduce on a timely basis new electrical products from which we can derive additional sales, our financial results will suffer and may negatively impact our ability to achieve our business objectives.

Sales were lower during the March 31, 2026 fiscal year since we sold our smoke and carbon monoxide alarm segment in the Feit Asset Sale during the first fiscal quarter. Sales were further negatively impacted by the increased import tariffs on all our products. Our plans are to continue operations in the wiring device and bath fan segments of our business, develop our DeFi products and services and look for other opportunities to grow stockholder value. However, following the sale of our smoke and carbon monoxide alarm segment, there can be no assurance that our future operations will result in net income. Our failure to make up those sales that were previously accounted for by the alarm segment will harm our business. We may not be able to sustain or increase net income on a quarterly or annual basis in the future. If our sales grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our electrical products may decrease in a competitive market, which would reduce our sales and harm our business. If we are unable to sell our remaining electrical products after the Feit Asset Sale at acceptable prices relative to our costs including import tariffs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional sales, our financial results will suffer and may negatively impact our ability to achieve our business objectives.

Changes in trade policy in the U.S. and other countries, specifically the People’s Republic of China, including the imposition of additional tariffs and the resulting consequences, may adversely impact our results of operations and financial condition.

We currently import virtually all of the safety and security products that we are continuing to sell. As an importer, we are subject to numerous tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions and currency fluctuations. Substantially all our products are imported from the People’s Republic of China. Certain of these products such as wiring devices are currently subject to tariffs between 25% and 45% of their cost, though there can be no assurance that this percentage will not increase within the foreseeable future. The imposition of and modification of tariffs has increased uncertainty as to the short-term sustainability of importing products from our principal suppliers. We cannot determine at this time how tariffs will affect our future profitability and whether they will reduce the number of products that we sell or whether we could pass these tariff costs on to our customers through price adjustments. If we are unable to import products at a competitive price point, our sales would be adversely affected, resulting in a materially adverse effect on our business, results of operations, financial condition and future prospects.

Global economic and capital market conditions may cause our access to capital to be more difficult in the future and/or costs to secure such capital more expensive.

We may seek access to additional funding to provide liquidity to conduct our operations, expand our business or refinance existing indebtedness. Any sustained weakness in general economic conditions, or U.S. or global capital markets could adversely affect our ability to raise capital on acceptable terms, if at all; any failure to raise sufficient capital could require us to curtail or cease our operations. We may also rely in the future on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purposes. Longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our businesses in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

Our overall sales are primarily dependent upon the strength of the U.S. housing market.

We currently market products such as door chimes, ventilation products, ground fault circuit interrupters and other electrical devices to the electrical distribution trade through our wholly owned subsidiary, Universal Safety Electric, Inc. Given the nature of these products, our overall sales are primarily dependent upon the strength of the U.S. housing market. Management believes that with an improved housing market, we will continue to improve profitability, but any downward changes in the housing market could adversely affect our sales.

Competition from a number of companies could result in price reduction, reduced revenue and loss of market share and could harm our results of operations.

Our product offerings, including ground fault circuit interrupter products, compete in functionality with similar products offered by our larger competitors. Prior to the imposition of tariffs, our products also competed favorably with similar products offered by our larger competitors. While we believe there will be market acceptance of our products, we cannot be assured you that our belief will prove accurate. Should our products not achieve the level of acceptance we anticipate from our customers, there could be a materially adverse effect on our future operations, and our sales and revenue could further decline.

Risks Related to Ownership of Our Common Stock and Future Offerings

If we do not continue to satisfy the NYSE American continued listing requirements, our common stock could be delisted from NYSE American.

The listing of our common stock on the NYSE American is contingent on our compliance with the NYSE American’s conditions for continued listing. While we are presently in compliance with all such conditions, we received a delinquency notice last year due to our failure to timely file our annual report on Form 10-K for the fiscal year ended March 31, 2025 with the SEC. While we cured that delinquency, it is possible that we will fail to meet one or more of these conditions in the future.

If we were to fail to meet any of the NYSE American’s listing requirements, we may be subject to delisting. In the event our common stock is no longer listed for trading on NYSE American, our trading volume and share price would almost certainly decrease and we may experience difficulties in raising capital which could materially affect our results of operations and financial condition. Further, being delisted from the NYSE American could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees. Finally, delisting could make it harder for us to raise capital and sell securities.

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exercisable or exchangeable for our common stock at prices that may not be the same as the price per share in this offering. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by investors in this offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible into or exercisable or exchangeable for common stock, in future transactions may be higher or lower than the price per share paid by investors in this offering.

Our common stock price may be volatile.

Our common stock is listed on the NYSE American. In the past, our trading price has fluctuated, depending on many factors that may have little to do with our operations or business prospects. During the past 52-week period (through July 1, 2026), our stock closed at prices between $2.95 per share and $8.02 per share, as reported on NYSE.com. On July 1, 2026, the price of our common stock closed at $4.19 per share.

Stock markets, in general, have experienced, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressive effect on the market price of our common stock. The following factors, many of which are beyond our control, may influence our stock price:

●	the success of our growth strategy, including the development of new products with any proceeds we may be able to raise in the future;
●	announcements of technological or competitive developments;
●	announcements or expectations of additional financing efforts;
●	our ability to market new and enhanced products on a timely basis;
●	changes in laws and regulations affecting our business;
●	commencement of, or involvement in, litigation involving us;
●	regulatory developments affecting us, our customers or our competitors;
●	actual or anticipated fluctuations in our periodic financial results or the periodic financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	our operating results failing to meet the expectations of securities analysts or investors in a particular period;
●	changes in the economic performance or market valuations of our competitors;
●	additions or departures of our executive officers;
●	sales or perceived sales of our common stock by us, our insiders or our other stockholders;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and
●	general economic, industry, political and market conditions and overall fluctuations in the financial markets in the United States and abroad.

Volatility in our common stock price may subject us to securities litigation.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company. If we were involved in a class action suit or other securities litigation, it would divert the attention of our senior management, require us to incur significant expense and, whether or not adversely determined, have a material adverse effect on our business, financial condition, results of operations and prospects.

We are controlled by current officers, directors and principal stockholders.

Our directors, executive officers, their affiliates, and our principal stockholders (5% or greater) beneficially own approximately 53.3% of our outstanding voting stock. Our directors, officers and principal stockholders, taken as a whole, have the ability to exert substantial influence over the election of our board of directors and the outcome of matters submitted to our stockholders for their approval.

The issuance of shares of common stock upon the conversion of convertible notes could affect our stock price.

In June 2026, we entered into an agreement to issue up to $10.6 million of convertible notes. The market price for the shares of common stock that the convertible note holder may receive upon conversion of the convertible notes will fluctuate based on a number of factors beyond our control, however, the convertible note holder may not convert the convertible notes into shares of common stock at a price per share less than $1.00 (the “Floor Price”). If the convertible notes were all converted at the Floor Price, we would issue an aggregate of 10.6 million shares of common stock, not including any accrued but unpaid interest. The issuance of common stock pursuant to the convertible notes at conversion price lower than market price could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock.

If securities or industry analysts do not publish research or reports about our business, or if they publish a negative report regarding our shares of common stock, the price of our common stock and trading volume could decline.

The trading market for our common stock may depend in part on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade us, the price of our common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price of our common stock and the trading volume to decline.

General Risk Factors

Deterioration of global economic conditions could adversely affect our business.

The global economy and capital and credit markets have experienced exceptional turmoil and upheaval over the past several years. Ongoing concerns about the systemic impact of potential long-term and widespread recession and potentially prolonged economic recovery, volatile energy costs, fluctuating commodity prices and interest rates, volatile exchange rates, geopolitical issues, including the conflicts between Russia and Ukraine as well as the one between the United States and Israel against Iran, natural disasters and pandemic illness, instability in credit markets, cost and terms of credit, consumer and business confidence and demand, a changing financial, regulatory and political environment, and substantially increased unemployment rates have all contributed to increased market volatility and diminished expectations for many established and emerging economies, including those in which we operate. Furthermore, austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions and have an adverse impact on our business. These general economic conditions could have a material adverse effect on our cash flow from operations, results of operations and overall financial condition.

The availability, cost and terms of credit also have been and may continue to be adversely affected by illiquid markets and wider credit spreads. Concern about the stability of the markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers over the past several years, and a corresponding slowdown in global infrastructure spending.

Continued uncertainty in the U.S. and international markets and economies and prolonged stagnation in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to access capital markets and obtain capital lease financing to meet liquidity needs.

If we fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operations and access to capital. We have carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness which has caused management to conclude that as of March 31, 2026, our internal control over financial reporting (“ICFR”) was not effective.

A material weakness arose with respect to a lack of segregation of duties relating to substantially all accounting functions including review controls and account reconciliation over significant transaction classes inclusive of the income tax provision, lack of documentation to support journal entries, lack of proper IT general controls, incomplete footnote disclosures, and resulting in material audit adjustments.

A material weakness arose in managements controls surrounding complex financial instruments which include the evaluation of the fair value of the convertible debentures and the related derivative component of convertible debentures, in conjunction with the August 13, 2025 and September 25, 2025 note transactions upon inception and at March 31, 2026, and the calculation of stock option expense which required a material adjustment during the review of Form 10-K for the year ended March 31, 2026.

We are currently working to improve and simplify our internal processes and implement enhanced controls to address the material weakness in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. This material weakness will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

If our accounting controls and procedures are circumvented or otherwise fail to achieve their intended purposes, our business could be seriously harmed.

We evaluate our disclosure controls and procedures as of the end of each fiscal quarter, and annually review and evaluate our internal control over financial reporting in order to comply with the SEC’s rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain effective internal control over financial reporting or our management does not timely assess the adequacy of such internal control, we may be subject to regulatory sanctions, and our reputation may decline.

Our internal computer systems may fail or suffer security breaches, which could result in a material disruption of our operations.

Like any other business, we rely on e-mail and other digital communications methods as part of our normal operations. As such, our internal computer systems and servers could fail or suffer security breaches, possibly resulting in a material disruption to our operations. The secure operation of our IT networks and systems as well as the secure processing and maintenance of information is critical to our operations and business strategy. Notwithstanding these priorities, we have experienced attempts at cybercrime such as phishing and other electronic fraud. We also maintain an insurance policy to cover any losses or injuries suffered from cybercrime of this nature; however, it may not be sufficient to cover all damages. Despite our efforts, attempts at fraud such as spoofed e-mails, requests for payment and similar deceptions have become commonplace in the world of e-commerce and are expected to continue. If we are unable to prevent such security breaches in the future, these events or circumstances could materially and adversely affect our operations, financial condition and operating results and impair our ability to execute our business strategy.

Many of our competitors are larger and have greater financial and other resources than we do.

Our products and services compete and will compete with similar if not identical products or services produced by our competitors. These competitive products could be marketed by well-established, successful companies that possess greater financial, marketing, distribution personnel, and other resources than we do. Using said resources, these companies can implement extensive advertising and promotional campaigns, both generally and in response to specific marketing efforts by competitors. They can introduce new products and services to new markets more rapidly. In certain instances, competitors with greater financial resources may be able to enter a market in direct competition with us, offering attractive marketing tools to encourage the sale of products and services that compete with our products and services or present cost features that consumers may find attractive.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are a public company and subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act of 2002. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. If we fail to maintain compliance under Section 404, or if our internal control over financial reporting continues to not be effective as defined under Section 404, we could be subject to sanctions or investigations by the NYSE American, the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, particularly if we become fully subject to Section 404 and its auditor attestation requirements, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of March 31, 2026, we concluded that our internal control over financial reporting contained material weaknesses.

The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

The elimination of monetary liability against our directors, officers and employees under law and the existence of indemnification rights for or obligations to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains a provision permitting us to eliminate the personal liability of our directors to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Maryland law. We have entered into indemnification agreements with each of our directors and executive officers and may also have contractual indemnification obligations under current and/or future employment agreements with other officers. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

We do not anticipate paying cash dividends on our common stock and, accordingly, stockholders must rely on stock appreciation for any return on their investment.

Except for a one-time special cash dividend after the Feit Asset Sale, we have never declared or paid cash dividends on our common stock and do not expect to do so in the foreseeable future. The declaration of dividends is subject to the discretion of our Board and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant by our Board. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common stock, which is uncertain and unpredictable. There is no guarantee that our common stock will appreciate in value.

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

Our operating lease for a 15,000 square foot office and warehouse located in Baltimore County, Maryland has been extended various times with the latest extension occurring subsequent to March 31, 2026, on May 14, 2026, extending the lease on a month-to-month basis through December 2026. No option to continue the lease beyond December 2026 has been provided in the lease extension. Monthly rental expense, with common area maintenance, is approximately $15,000. The Company believes that its current facilities are currently suitable and adequate.

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

Market Information

Our common stock is listed on the NYSE American under the symbol UUU.

Record Holders

As of July 2, 2026, 3,028,463 shares of our common stock were issued and outstanding and were owned by 103 holders of record. A number of holders of our common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.

Dividend Policy

During the fiscal year ended March 31, 2026, we paid a special, one-time dividend of $1.00 per common share from the proceeds of the sale of a portion of the Company’s business. We have not paid any other cash dividends on our common stock and we do not intend to pay any cash dividends in the foreseeable future. The declaration of dividends in the future, if any, will be at the discretion of our Board and will depend upon our earnings, capital requirements, and financial position.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” “budget,” “could,” “forecast,” “might,” “predict,” “shall” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this Annual Report.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in this Annual Report, changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

●	Adverse economic conditions;
●	Our ability to effectively execute our business plan;
●	Inability to raise sufficient additional capital to operate our business;
●	Our ability to manage our expansion, growth and operating expenses;
●	Our ability to evaluate and measure our business, prospects and performance metrics;
●	Our ability to compete and succeed in highly competitive and evolving industries;
●	Our ability to respond and adapt to changes in technology and customer behavior;
●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and
●	Other specific risks referred to in the section entitled “Risk Factors”.

We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. All forward-looking statements speak only as of the date of this Annual Report. We undertake no obligation to update any forward-looking statements or other information contained herein unless required by law.

Information regarding market and industry statistics contained in this Annual Report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. Except as required by U.S. federal securities laws, we have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See the section entitled “Risk Factors” for a more detailed discussion of risks and uncertainties that may have an impact on our future results.

In this Annual Report, the “Company,” “we,” “us” and “our” refer to Universal Safety Products, Inc., a Maryland corporation, and its subsidiaries.

General

During the period covered by this Annual Report, we were in the business of marketing and distributing safety and security products which are primarily manufactured in the Peoples Republic of China (PRC). Our consolidated financial statements detail our sales and other operational results. Accordingly, the following discussion and analysis of the fiscal years ended March 31, 2026, and 2025 relate to the operational results of the Company and its consolidated subsidiaries.

Our overall sales are primarily dependent upon the strength of the U.S. housing market. As stated elsewhere in this report, our Universal Electric subsidiary markets our products to the electrical distribution trade (primarily electrical and lighting distributors and manufactured housing companies); conditions that impact new home construction and new home sales directly impacts sales by our Universal Electric subsidiary. Our operating results for the fiscal years ended March 31, 2026, and 2025 continue to be dependent upon the economic conditions impacting the U.S. housing market.

The importation of certain wiring devices, carbon-monoxide alarms, and photo-electric alarms are currently subject to tariffs of twenty-five percent (25%). During the period covered by this Annual Report there has been unprecedented activity involving the implementation and imposition of global tariffs, the invalidation of those tariffs by the U.S. Supreme Court, and the subsequent implementation of new tariffs under different statutes. The imposition of and modification of tariffs has increased uncertainty as to the short-term sustainability of importing products from our principal suppliers. If the Company is unable to import products at a competitive price point our sales could be adversely affected.

Subsequent to the May 22, 2025 sale of the smoke alarm and carbon monoxide portion of our business to Feit Electric Company, Inc. (“Feit”), we continue importing and marketing our other product lines. Our ability to sell those products at competitive prices depends, among other things, on the tariffs to which imports of those products will be subject. In July 2025, we formed a wholly owned subsidiary called Universal DeFi LLC (“Universal DeFi”) as a new venture to diversify the business and explore new paths for revenue and stockholder value. Universal DeFi is pursuing two lines of business. First, Universal DeFi is developing and intends to own and operate a tokenization platform. Second, Universal DeFi has acquired and commenced limited operations running licensed nodes and a validator on the Ault Blockchain, as described elsewhere in this Annual Report. To date, Universal DeFi has not generated any revenue.

Comparison of Results of Operations for the Years Ended March 31, 2026 and 2025

Sales. In fiscal year 2026, our net sales were $4,847,163 compared to sales in the prior year of $23,563,554, a decrease of $18,716,391 (79.4%). The decrease in sales for the fiscal year ended March 31, 2026, is attributed primarily to the sale of the smoke and carbon monoxide alarm portion of our business as previously discussed.

Gross Profit. Gross profit percentage is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit percentage for the fiscal year ended March 31, 2026, was 16.6% compared to 29.0% in fiscal 2025. Changes in gross margin are generally attributed to variations in the mix of products sold as certain products are subject to tariff charges that directly impact gross margin.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased to $5,233,428 in fiscal 2026 from $6,004,507 in fiscal 2025. As a percentage of net sales, these expenses were 108.0% for the fiscal year ended March 31, 2026, and 25.5% for the fiscal year ended March 31, 2025. These expenses increased as a percentage of net sales as they do not change in direct proportion to a change in sales. In addition, for the fiscal year ended March 31, 2026, these expenses included stock based compensation expense associated with the issuance of incentive stock options, insurance, and professional fees associated with the consideration of other business opportunities as previously discussed.

Engineering and Product Development. Engineering and product development expense for the fiscal year ended March 31, 2026, was $223,794. Engineering and product development expense for the fiscal year ended March 31, 2025, was $424,849. Engineering and product development expense decreased as a significant portion related to the business unit we sold in the first fiscal quarter of the 2026 fiscal year end.

Interest Expense and Interest Income. For the fiscal years ended March 31, 2026 and 2025, we incurred interest expense of $345,918 and $262,365, respectively. Interest is related to borrowing costs associated with convertible debt and interest paid on amounts borrowed from our factor. We earned $134,320 on cash deposits for the fiscal year ended March 31, 2026. The increase in interest expense resulted primarily from increased borrowing associated with the issuance of convertible debentures during the fiscal year ended March 31, 2026.

Income Taxes. For the fiscal years ended March 31, 2026 and 2025, our statutory Federal tax rate was 20.0%. We had accumulated net operating losses and other income tax credits for which a partial valuation allowance has been established. Accordingly, income taxes or deferred income tax benefits indicated by the provision for income taxes as shown on the Consolidated Statements of Operations for the fiscal years ended March 31, 2026 and 2025, varies from the expected statutory rate. Footnote F to the financial statements provides a reconciliation of the amount of tax that would be expected at statutory rates and the amount of tax expense or benefit provided at the effective rate of tax for each fiscal period.

Net Income. We reported a net loss of $2,485,763 for the fiscal year 2026, compared to net income of $500,684 for fiscal 2025, a decrease in net income of $2,986,447 (596.5%). The decrease in the net income for the fiscal year ended March 31, 2026 is attributed to the decrease in sales associated with the sale of the smoke and carbon monoxide alarm portion of our business as previously discussed, and non-cash items including stock based compensation of $896,700, and an increase in the allowance for credit losses of $297,000, and partially offset by a gain on the sale of assets of $2,820,668.

Financial Condition, Liquidity, Capital Resources and Going Concern

We reported a net loss of $2,485,763 and net income of $500,684 for the years ended March 31, 2026 and 2025, respectively. As of March 31, 2026, working capital (computed as the excess of current assets over current liabilities) decreased by $1,927,705, from $5,163,711 on March 31, 2025 to $3,236,006 on March 31, 2026.

Our operating activities provided cash of $536,185 for the year ended March 31, 2026. Operating activities provided cash principally by decreasing trade accounts receivable and amounts due from factor of $3,641,110, by decreasing inventories and assets held for sale by 2,543,262, and offset by decreasing accounts payable and accrued expenses by $2,179,879, increases to prepaid expenses of $197,300, and a net loss of $2,485,763. In addition, the following non-cash items are reflected in net cash provided by operating activities: stock based compensation of $896,700, a reversal of a provision for income tax benefits of $361,000, the change in the fair value of the derivative component of convertible debt of $75,000, the amortization of original issue discount on convertible debt of $309,053, a change in the allowance for credit losses of $297,000, an increase to the reserve for excess and obsolete inventory of $110,000, and a decrease in the operating lease liability of $13,330.

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

Our investing activities provided cash of $4,502,605 resulting from proceeds from the sale of assets for the fiscal year ended March 31, 2026, and did not use or provide cash for the fiscal year ended March 31, 2025.

Financing activities during the fiscal year ended March 31, 2026 used cash of $1,913,245 resulting from the payment of dividends on common stock of $2,312,787, and the repayment of net borrowings from the factor of $2,100,458, and offset by the issuance of convertible debt of $2,500,000. Financing activities during the fiscal year ended March 31, 2025 provided cash of $1,331,605 reflecting the increase in net borrowing from the factor.

We prepared the financial statements included within this Annual Report on Form 10-K assuming we will continue operations, even though we reported a net loss of $2,485,763 for the fiscal year ended March 31, 2026, and had an accumulated deficit of $12,543,809, that creates substantial doubt about our ability to continue as a going concern. Sales were lower during the March 31, 2026 fiscal year since we sold our smoke and carbon monoxide alarm segment during the first fiscal quarter. Sales were further negatively impacted by the increased import tariffs on all our products. Our plans are to continue operations in the wiring device and bath fan segments of our business, and to develop an additional line of business, as more fully described herein, financed through the issuance of convertible debentures, of which $10,000,000 has been contracted subject to the lenders discretion. However, these plans are not certain to succeed and the financial statements do not include adjustments that would be necessary if we cannot continue.

Related Party Transactions

During the fiscal year ended March 31, 2026 and 2025, inventory purchases and other company expenses of approximately $162,000 and $1,097,000, respectively, were charged to credit card accounts of Harvey B. Grossblatt, our Chief Executive Officer and certain of his immediate family members. We subsequently reimbursed these charges in full. Mr. Grossblatt receives travel mileage and other credit card benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2026 and 2025 may include amounts submitted for personal expense reimbursement and amounts paid by Mr. Grossblatt for inventory purchases or other company expenses and amounted to approximately $23,000 and $285,000, respectively, and there were no amounts outstanding at March 31, 2026 or 2025.

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

Assets Held for Sale: As previously discussed in Part I, Item 1, the asset sale to Feit closed on May 22, 2025. Under the terms of the Asset Purchase Agreement, we sold finished good inventories of $1,655,000, and all of our fully amortized intangible assets including, but not limited to, all of our patents, trademarks, copyrights, and the trade name Universal Security Instruments, Inc. and USI Electric, Inc. Accordingly, the assets held for sale on March 31, 2025 pursuant to the terms of the Asset Purchase Agreement, are shown separately in the financial statements accompanying this Annual Report and are valued at the lower of the carrying value or fair value less selling cost.

Income Taxes: We recognize a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements. These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided whenever it is more likely than not that a deferred tax asset will not be realized.

Further, after a review of projected taxable income, the remaining components of the deferred tax asset, and current global economic conditions, it was determined that it is more likely than not, that the tax benefits associated with the remaining components of deferred tax assets after the sale of a segment of the business, will not be realized. This determination was made based on our prior history of losses from operations and the uncertainty as to whether we will generate sufficient taxable income to use the deferred tax assets prior to their expiration. Accordingly, a valuation allowance was established to fully offset the value of the remaining deferred tax assets. Our ability to realize the tax benefits associated with the remaining deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets. If sufficient future taxable income is generated, we may be able to offset a portion of future tax expenses.

We follow ASC 740-10 which provides guidance for tax positions related to the recognition and measurement of a tax position taken or expected to be taken in a tax return and requires that we recognize in our consolidated financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. Interest and penalties, if any, related to income tax matters are recorded as income tax expenses.

Fair Value Measurements: We account for fair value of financial instruments in accordance with ASC 820, Fair Value Measurement, which defines fair value and establishes a framework to measure fair value and the related disclosures about fair value measurements. The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The Financial Accounting Standards Board, or FASB, establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories: Level 1: Inputs based upon quoted market prices for identical assets or liabilities in active markets at the measurement date; Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and Level 3: Inputs that are management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments’ valuation. In addition, we will measure fair value in an inactive or dislocated market based on facts and circumstances and significant management judgment. We will use inputs based on management estimates or assumptions or adjust observable inputs to determine fair value when markets are not active and relevant observable inputs are not available.

ASC 825, Financial Instruments, requires disclosures about the fair value of financial instruments. The carrying amount of cash, accounts receivable and amounts due from factor, accounts payable, and accrued expenses, as presented in the balance sheet, approximates fair value due to the short-term nature of these instruments.

Use of Estimates: In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (US-GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe our estimates as to the collectability of trade accounts receivable and the amount of finished goods inventory that we consider to be excess or obsolete are critical estimates. On an ongoing basis, we evaluate these estimates, including those related to credit losses, inventories, income taxes, and contingencies and litigation. We base these estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates.

Stock Based Compensation: We account for share-based payments using the fair value method. We recognize all share-based payments to employees and non-employee directors in our financial statements based on their effective date fair values, calculated using the Black-Scholes option pricing model. The expected term of stock options granted is estimated to be five years from the effective date of the grant based on the simplified safe harbor calculation provided under ASC 718-10-55-20 and 21. The expected volatility of the option is determined based on the Company’s stock price over a five-year look-back period. The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected term of the options.

Revenue Recognition: Our primary source of revenue is the sale of safety and security products based upon purchase orders or contracts with customers. Revenue is recognized at a point in time once we have determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the product is shipped or delivered to the customer. Customers may not return, exchange, or refuse acceptance of goods without our approval. Generally, we do not grant extended payment terms. Shipping and handling costs associated with outbound freight, after control over a product has transferred to a customer, are accounted for as a cost of completing the sale and are recorded in selling, general and administrative expense.

The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for products sold. Revenue is recorded at the transaction price net of estimates of variable consideration. We use the expected value method based on historical data in considering the impact of estimates of variable consideration, which may include trade discounts, allowances, product returns (including rights of return) or warranty replacements. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

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

Concentrations

We are primarily a distributor of safety products for use in home and business. We had three customers during the fiscal year ended March 31, 2026 that represented 13.0%, 12.5%, and 10.8% of our net sales, and two customers during the fiscal year ended March 31, 2025 that represented 21.7% and 14.9% of our net sales, respectively. We had three customers during the fiscal year ended March 31, 2026 that represented 20.0%, 19.0%, and 10.0% of our accounts receivable, and two customers during the fiscal year ended March 31, 2025 that represented 17.3% and 13.8% of our accounts receivable, respectively. Products manufactured for us by Eyston amounted to approximately 82.6% and 96.3% of our purchases for the fiscal years ended March 31, 2026 and 2025, respectively. At March 31, 2026 and 2025, we had accounts receivable due from Eyston of $0 and $114,204, and trade accounts payable due to Eyston of approximately $0 and $1,146,000, respectively.

New Accounting Standards

See Note A, Recently issued accounting pronouncements, in the Notes to the Consolidated Financial Statements for a discussion of recently adopted new accounting guidance and new accounting guidance not yet adopted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company, we are not required to provide the information otherwise required under this Item.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report and has determined that our disclosure controls and procedures were not effective due to the material weaknesses as described herein.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. Our management has concluded that, as of March 31, 2026, our internal control over financial reporting was not effective.

A material weakness is a control deficiency or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses:

A material weakness arose with respect to a lack of segregation of duties relating to substantially all accounting functions including review controls and account reconciliation over significant transaction classes inclusive of the income tax provision, lack of documentation to support journal entries, lack of proper IT general controls, incomplete footnote disclosures, and resulting in material audit adjustments.

A material weakness arose in managements controls surrounding complex financial instruments which include the evaluation of the fair value of the convertible debentures and the related derivative component of convertible debentures, in conjunction with the August 13, 2025 and September 25, 2025 note transactions upon inception and at March 31, 2026, and the calculation of stock option expense which required a material adjustment during the review of Form 10-K for the year ended March 31, 2026.

Planned Remediation

Management continues to work to improve its controls related to our material weaknesses, specifically relating to the proper disclosures in item 3 above, which arose during the fiscal year ended March 31, 2024 and persist. Management will continue to implement measures to remediate material weaknesses, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) engaging an independent expert to calculate the impact of complex instruments presented in our financial statements; (ii) adding additional personnel to the accounting function, which has not yet occurred; (iii) changing to the proper reporting of the classification of amounts, and inclusion of the required disclosures; (iv) engaging an independent expert to review our current and deferred tax provisions; and (v) implementing procedures to improve the review of, and documentation used to support, entries to our general ledger.

We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. These material weaknesses will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Despite the existence of these material weaknesses, we believe that the consolidated financial statements included in the periods covered by this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Trading Plans

During the fiscal year ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

			Served as a
		Position and Offices	Director and/or
Name	Age	Held with the Company	Officer Since
Harvey B. Grossblatt (1)	79	President, Chief Executive Officer and Executive Chairman	1983
James B. Huff (1)	74	Chief Financial Officer	2004
Milton C. Ault, III (1)	56	Executive Vice Chairman	2025
Henry Nisser	57	Director	2025
Ronald A. Seff, M.D.	78	Director	2002
Ira F. Bormel	65	Director	2008
(1)	Executive Officer.

The Company’s directors are divided into three classes and are elected for terms of three years each and until his successor is elected and qualifies. Each of the directors named above will serve until the next annual meeting of our stockholders at which their class term ends or until his respective successor is elected and qualified. Subject to the terms of applicable employment agreements, our executive officers serve at the discretion of our Board.

Director Name	Director Class	Current Term Expires at Annual Meeting in
Harvey B. Grossblatt	I	2027
Milton C. Ault, III	I	2027
Ira F. Bormel	II	2028
Henry Nisser	III	2029
Ronald A. Seff, M.D.	III	2029

Harvey B. Grossblatt has served as a director of our company since 1996 and as our Chief Executive Officer since August 2004. Mr. Grossblatt was Chief Financial Officer of our company from 1983 until August 2004, Secretary and Treasurer of our company from 1988 until August 2004 and Chief Operating Officer of our company from April 2003 through August 2004.

James B. Huff has been our Chief Financial Officer since August 2004 and Secretary and Treasurer since October 2004.

Milton C. Ault, III has served as a director of our company since May 2025 and as Executive Vice Chairman since September 2025. Mr. Ault has served as the Executive Chairman of Hyperscale Data, Inc, an issuer listed on the NYSE American (“Hyperscale Data”) since January 2021. Between December 2017 and January 2021, Mr. Ault was the Chief Executive Officer Hyperscale Data and between March 2017 and December 2017, Mr. Ault served as the Executive Chairman of Hyperscale Data. Mr. Ault has served as a director of Alzamend Neuro, Inc, an issuer listed on Nasdaq (“Alzamend”) since January 2024. Mr. Ault is Alzamend’s founder and served as Chairman of the Board and a director from inception in 2016 until its initial public offering in June 2021. Mr. Ault has served as Chairman and Chief Executive Officer of Ault & Company, Inc. (“Ault & Co.”) since December 2015, and as Chairman of Avalanche International Corp. (“AVLP”) from September 2014 until its liquidation in March 2025. Since January 2011, Mr. Ault has been the Vice President of Business Development for MCKEA Holdings, LLC, a family office. Since January 2024, Mr. Ault has served as the Chairman and Chief Executive Officer of RiskOn International, Inc., an issuer quoted on the OTCPK (“ROI”). Mr. Ault served as the Chairman of the Board of Ault Disruptive Technologies Corporation, an issuer previously listed on the NYSE American (“Ault Disruptive”) since its incorporation in February 2021 until October 2024. Between April 2023 and September 2024, Mr. Ault served as the Executive Chairman of the board of directors of Algorhythm Holdings, Inc., an issuer listed on Nasdaq (“RIME”). Mr. Ault is a seasoned business professional and entrepreneur who has spent more than twenty-seven years identifying value in various financial markets including equities, fixed income, commodities, and real estate. Throughout his career, Mr. Ault has consulted for publicly traded and privately held companies, providing each of them the benefit of his diversified experience, that range from development stage to seasoned businesses.

Henry C.W. Nisser has served as a director of our company since May 2025. Since May 2019, Mr. Nisser has served as the Executive Vice President and General Counsel of Hyperscale Data and as one of its directors since September 2020; he became Hyperscale Data’s President on January 12, 2021. Mr. Nisser has served as Executive Vice President and General Counsel of Alzamend on a part-time basis since May 2019. Since March 2023, Mr. Nisser has served as the President, General Counsel and director of ROI. Between February 2021 and October 2024, Mr. Nisser served as the President, General Counsel and a director of Ault Disruptive. Between April 2023 and August 2024, Mr. Nisser served as a director of RIME. Mr. Nisser was the Executive Vice President and General Counsel of AVLP from March 2019 until its liquidation in March 2025. From December 15, 2021 through March 16, 2022, Mr. Nisser served as Chief Executive Officer and on the board of directors of TurnOnGreen, Inc., an OTCID quoted company. From October 2011 through April 2019, Mr. Nisser was an associate and subsequently a partner with Sichenzia Ross Ference LLP, a law firm in New York. While with this law firm, his practice was concentrated on national and international corporate law, with a particular focus on U.S. securities compliance, public as well as private M&A, equity and debt financings and corporate governance. Mr. Nisser received his B.A. degree from Connecticut College, where he majored in International Relations and Economics. He received his LL.B. from University of Buckingham School of Law in the United Kingdom.

Ronald A. Seff, M.D. has served as a director of our company since 2002. Dr. Seff has been in the private practice of ophthalmology since 1977. From 1977 until 1998, Dr. Seff practiced with, and was a senior executive of, a large medical practice with four offices in Maryland.

Ira F. Bormel, CPA has served as a director of our company since 2008. Mr. Bormel has served as chief financial officer of Berman Enterprises LLC and related companies, a Maryland based owner, developer and manager of office and retail commercial properties since 1999. Mr. Bormel is also a former chief financial officer of the Company.

CORPORATE GOVERNANCE

Board Meetings and Attendance

During the fiscal year ended March 31, 2026, the Board convened four times and the Board and various committees also took other actions by unanimous written consent. Each of the incumbent directors attended at least 75% of the meetings of the Board or committees of the Board on which he or she served during the fiscal year ended March 31, 2026 (in each case, which were held during the period for which he was a director and/or a member of the applicable committee). We encourage, but do not require, our Board members to attend the Annual Meeting.

In accordance with NYSE American requirements, we are required to hold meetings of the Board on at least a quarterly basis. In addition, the independent directors meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management.

Board Committees

Our Board has established two (2) standing committees: the Audit Committee and the Compensation Committee, each of which is composed solely of independent directors and is described more fully below. Our Board may establish other committees from time to time.

The following table provides membership information for each committee:

Name	Audit Committee	Compensation Committee
Ira F. Bormel	** +	*
Ronald A. Seff	*	**

* Member of Committee

** Chairman of Committee

+ “Audit committee financial expert” as defined in SEC regulations

Below is a description of each committee of the Board.

Audit Committee

The Audit Committee is appointed by the Board to assist the Board in its duty to oversee the Company’s accounting, financial reporting and internal control functions and the audit of the Company’s financial statements. The Committee’s responsibilities include, among others, direct responsibility for hiring, firing, overseeing the work of and determining the compensation for the Company’s independent auditors, who report directly to the Audit Committee. None of the Audit Committee members is an employee of the Company and each is independent under existing NYSE American and SEC requirements. The Board has examined the SEC’s definition of “audit committee financial expert” and determined that Mr. Bormel satisfies this definition. Accordingly, Mr. Bormel has been designated by the Board as the Company’s audit committee financial expert. During the fiscal year ended March 31, 2026, the Audit Committee met four times. The Board has adopted a written charter for the Audit Committee, which is available on the Company’s website, www.universalsecurity.com, under the “Investor Relations” tab.

Compensation Committee

Messrs. Seff and Bormel currently serve as members of the Compensation Committee, with Dr. Seff serving as chair of the committee. Our Board has determined that each current member of the Compensation Committee is “independent” as defined under the applicable listing standards of the NYSE American. The Compensation Committee is charged with reviewing and determining the compensation of the Chief Executive Officer and the other executive officers of the Company. The Board has not adopted a charter with respect to the Compensation Committee. The Compensation Committee did not meet during the fiscal year ended March 31, 2026.

Board Nominations

The independent members of the Board acts as a nominating committee for the annual selection of its nominees for election as directors, and the Board did not meet during the 2026. The Board has not adopted a charter with respect to the nominating committee function. The Board believes that the interests of the Company’s stockholders are served by relegating the nominations process to the Board members who are independent from management. While the Board will consider nominees recommended by stockholders, it has not actively solicited recommendations from the Company’s stockholders for nominees, nor established any procedures for this purpose. In considering prospective nominees, the Board will consider the prospect’s relevant financial and business experience, the integrity and dedication of the prospect, his independence and other factors the Board deems relevant. The Board of Directors will apply the same criteria to nominees recommended by stockholders as those recommended by the full Board. Nominations for director may be made by stockholders, provided such nominations comply with certain timing and informational requirements set forth in the Company’s Bylaws.

Family Relationships

There are no family relationships among our directors and executive officers.

Code of Ethics

The Company has adopted a Code of Ethics that is designed to promote the highest standards of ethical conduct by the Company’s directors, executive officers and employees. We have posted on our website a current copy of the Code of Ethics and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code of Ethics.

Involvement in Certain Legal Proceedings

To our knowledge, and except as disclosed below, none of our current directors has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he or she was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his or her involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; *
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

* Hyperscale Data issued a press release on August 15, 2023 which summarized the terms of Hyperscale Data’s and Mr. Ault’s settlement with the SEC. The press release announced, in pertinent part, that, “Under terms of the settlement, [Hyperscale Data] and Mr. Ault neither admit nor deny the SEC’s findings, which do not entail intentional misconduct. [Hyperscale Data] will pay a civil penalty of $700,000 that was fully accrued in the fourth quarter of 2022; Mr. Ault will pay disgorgement of $85,504 and a civil penalty of $150,000. In addition, [Hyperscale Data] has undertaken to retain an independent consultant to conduct a comprehensive review of [Hyperscale Data]’s internal control over financial reporting and disclosure controls and procedures, and to issue a report providing recommendations for improvements.” All the foregoing payments were made in August 2023.

The action brought by the SEC alleged that (i) Hyperscale Data had violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”) and Sections 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Exchange Act and Exchange Act Rules 12b-20, 13a-1, 13a-11, 13a-13, 13a-15(a), 14a-3, and 14a-9 thereunder and (ii) Mr. Ault had violated, and caused Hyperscale Data to violate, Sections 17(a)(2) and 17 (a)(3) of the Securities Act and Exchange Act Section 14(a) and Exchange Act Rules 14a-3 and 14a-9, caused Hyperscale Data’s violations of Exchange Act Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) and Exchange Act Rules 13a-1, 13a-11, 13a-13, and 12b-20, and violated Exchange Act Rule 13b2-1. In summary, the foregoing sections and rules relate to alleged violations of U.S. federal securities laws consisting of, without limitation, material misstatements regarding certain businesses of Hyperscale Data, the failure to disclose interests in related person transactions, improper recording of purported consulting services, erroneous accounting of investments, and the failure to maintain accounting and disclosure controls.

Further, the SEC ordered each of Hyperscale Data and Mr. Ault to cease and desist from committing or causing any violations and future violations of the foregoing sections and rules of the Securities Act and Exchange Act that the SEC had alleged had been violated by each of them.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary compensation information for the following persons: (i) all persons serving as our principal executive officer during the years ended March 31, 2026 and 2025, and (ii) up to our two other most highly compensated executive officers who received compensation during the years ended March 31, 2026 and 2025, who were executive officers on the last day of our fiscal year. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period:

				Stock	Option	All Other
		Base		Awards	Awards	Compensation		Total
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)	($)	($)		($)
Harvey B. Grossblatt,	2026	352,286	—	—	88,000	73,218		513,504
President and CEO	2025	352,286	—	—	—	80,994	(1)	433,280

James B. Huff,	2026	239,426	—	—	44,000	17,140		301,925
Secretary/Treasurer/CFO	2025	198,153	—	—	—	18,399	(2)	216,552
(1)

All other compensation for Mr. Grossblatt for 2026 and 2025, respectively, includes employer 401(k) contributions of $40,815 and $40,815, medical reimbursement and health insurance premiums of $26,820 and $33,029, group life and disability premiums of $4,731 and $6,298, and auto lease value of $852 and $852.

(2)

All other compensation for Mr. Huff for 2026 and 2025, respectively, includes employer match of 401(k) contributions of $4,741 and $6,000, group life and disability premiums of $4,599 and $4,599 and auto lease value or reimbursement allowance of $7,800 and $7,800.

Employment Agreements

On October 1, 2025, the Company entered into an employment agreement (the “Agreement”) with Harvey B. Grossblatt, the Company’s President and Chief Executive Officer, to continue to serve as the Company’s President and Chief Executive Officer through July 31, 2027.

Pursuant to the Agreement, Mr. Grossblatt will be paid a base salary of $352,286 per annum (the “Base Salary”). Additionally, Mr. Grossblatt is entitled to bonus compensation based upon milestone amounts of the Company’s receipt of gross proceeds from capital raises from the date of the Agreement through July 31, 2027, with the first bonus equal to $2.5 million upon receipt of gross proceeds of at least $100 million, with additional bonuses of $1.0 million for each $100 million of gross proceeds between $200 million and $900 million, with a final potential bonus of $500,000 upon gross proceeds of $1 billion, which would result in total bonus payments to Mr. Grossblatt of $10 million. Mr. Grossblatt is also entitled to life, health and disability insurance benefits, medical reimbursement, automobile allowance, and Company paid retirement plan contributions.

If the Agreement is terminated by Mr. Grossblatt for good reason, Mr. Grossblatt is entitled to receive his compensation through any balance of the employment term plus a lump sum payment equal to his last 12 months Base Salary, health benefits for three years, and an additional lump sum payment payable on each of the first three anniversaries of the termination equal to the 401(k) plan contribution the Company would have made on behalf of the Company had he remained employed by the Company.

If Mr. Grossblatt’s employment is terminated following or in anticipation of a “change of control” of the Company, Mr. Grossblatt will be entitled to receive a lump sum payment equal to his base salary for the balance of the Agreement’s term plus three times Mr. Grossblatt’s last 12 months Base Salary. In addition, Mr. Grossblatt is entitled to receive health benefits for three years, and an additional lump sum payment payable on the anniversary of the termination equal to the 401(k) plan contribution the Company would have made on behalf of the Company had he remained employed by the Company for three years. In the event of a change in control Mr. Grossblatt will receive an amount equal to three times his Base Salary for the last 12 months, limited to 2.99 times Mr. Grossblatt’s average annual taxable compensation from the Company which is included in his gross income for the five taxable years of the Company ending before the date on which the change of control occurs.

If the Agreement is terminated by the Company due to Mr. Grossblatt’s death, Mr. Grossblatt’s estate is entitled to receive a lump sum payment equal to his base salary for the greater of the balance of the Agreement’s term or one year, reduced by any individual life insurance benefits the premiums for which are paid for by the Company, plus the amount of the Company’s last 401(k) plan contribution made on behalf of Mr. Grossblatt. In addition, Mr. Grossblatt’s estate is entitled to the health insurance and medical reimbursement benefits for the longer of the balance of the term or three years following the date of death, or the cash equivalent thereof.

If the Agreement is terminated by the Company due to Mr. Grossblatt’s disability, Mr. Grossblatt is entitled to the continuation of the payment of his base salary for the balance of the term, reduced by any group or individual disability income insurance benefits the premiums for which are paid for by the Company and Social Security disability benefits paid to Mr. Grossblatt. In addition, Mr. Grossblatt is entitled to the health insurance and medical reimbursement benefits and a payment equal to the 401(k) plan contribution the Company would have made on behalf of the Company had he remained employed by the Company, for the longer of the balance of the term or three years following the date of disability, or the cash equivalent thereof.

The Agreement generally prohibits Mr. Grossblatt from competing with the Company during the term and during any subsequent period during which he receives compensation from the Company.

The Employment Agreement includes a “clawback” provision in which Mr. Grossblatt agrees that the Company can recoup any compensation or benefits provided to him that are required by applicable law to be subject to recovery or recoupment.

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

During fiscal 2026, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Advisory Vote on Executive Compensation

At the annual meeting of stockholders on March 27, 2026, the stockholders approved, on an advisory basis, the compensation paid to the Company’s named executive officers. An advisory vote on executive compensation is held every three years.

Director Compensation

The Company pays each independent director an annual base amount of $10,000. Directors’ compensation is payable in cash or shares of Common Stock (computed at the closing price as reported by the NYSE American on the date of the payment).

The table below sets forth, for each non-employee director, the total amount of compensation related to his or her service during the year ended March 31, 2026:

				All other
	Fees earned or	Stock awards	Options	compensation
Name	paid in cash ($)	($)	awards ($)	($)	Total ($)
Cary Luskin(1)	2,500	—	—	—	2,500
Henry Nisser	—	—	—	—	—
Ronald A. Seff, M.D.	10,000	—	—	—	10,000
Ira F. Bormel, CPA	10,000	—	—	—	10,000
(1)	Mr. Luskin resigned from the Board, effective July 28, 2025.

Stock Incentive Plans

The Company maintains equity incentive plans to provide long-term incentives to directors, officers, employees and consultants and to align their interests with those of stockholders.

On August 27, 2025, the Company adopted the 2025 Stock Incentive Plan (the “2025 Plan”), which was subsequently approved by the Company’s stockholders. The 2025 Plan authorizes the issuance of up to 1.0 million shares of common stock pursuant to stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The 2025 Plan is the Company’s primary equity compensation plan.

The purpose of the Company’s equity incentive plan is to attract and retain qualified personnel, provide additional incentives to employees, directors and consultants, and promote the success of the Company’s business by aligning compensation with stockholder interests.

As of March 31, 2026, the Company had approximately 225,000 stock options outstanding and 775,000 shares available for future issuance under the 2025 Plan.

401(k) Plans

We have adopted a tax-qualified employee savings and retirement plan, or 401(k) plan, which generally cover all of our full-time employees who have completed 12 months of service are eligible to participate. Pursuant to the 401(k) plans, eligible employees may make voluntary contributions to the plan up to a maximum of pursuant to the current Internal Revenue Code limits. Our plan includes matching contributions at the rate of $1.00 for each $1.00 contributed, up to 4% of the base salary and permits discretionary contributions. The 401(k) plan is intended to qualify under Sections 401(k) and 401(a) of the Internal Revenue Code of 1986, as amended. Contributions to such a qualified plan are deductible by the Company when made, and neither the contributions nor the income earned on those contributions is taxable to plan participants until withdrawn. All 401(k) plan contributions are credited to separate accounts maintained in trust.

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

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our common stock as of July 2, 2026 by (1) each of our current directors; (2) each of the executive officers; (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (4) all of our directors and executive officers as a group. As of July 2, 2026, there were 3,028,463 shares of our common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or convertible securities that are currently exercisable or exercisable within 60 days of July 2, 2026 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, to our knowledge, the persons named in the table have sole voting and sole investment power with respect to all common stock shown as beneficially owned by them, subject to applicable community property laws.

	Number of
	shares	Approximate
	beneficially	percent
Name and address of beneficial owner (1)	owned	of class
Greater than 5% Beneficial Owners:
David E. Lazar (2)	281,400	9.29%
Hyperscale Data, Inc. (3)	1,045,252	34.51%
Directors and Officers:
Harvey B. Grossblatt (4)	160,320	5.21%
James B. Huff (5)	25,510	*
Milton C. Ault, III (6)	1,103,452	35.84%
Henry Nisser (7)	25,000	*
Ronald A. Seff, M.D. (8)	98,749	3.23%
Ira F. Bormel, CPA (9)	25,000	*
All directors and executive officers as a group (six persons)	1,438,031	44.54%

* Less than 1% of outstanding shares.

(1)	Unless otherwise indicated, the business address of each of the stockholders is c/o Universal Safety Products, Inc., 11407 Cronhill Drive, Suite A, Owings Mills, Maryland 21117.
(2)

Based solely on a Schedule 13G/A filed with the SEC on May 7, 2026 by David E. Lazar. The address for this stockholder is 44, Tower 100, The Towers, Winston Churchill, San Francisco, Paitilla, Panama City, Panama 07196.

(3)

Based solely on a Schedule 13D/A filed with the SEC on May 19, 2026 Hyperscale Data, Inc. Consists of (i) 1,025,252 shares of common stock held by Ault Lending, LLC (“Ault Lending”) and (ii) 20,000 shares of Common Stock held by Alpha Structured Finance LP (“Alpha Fund”). Ault Lending is a wholly owned subsidiary of Hyperscale Data. Mr. Ault, the Executive Chairman of Hyperscale Data, is deemed to have voting and investment power with respect to the securities held of record by Ault Lending. Mr. Ault is the Manager of Alpha Structured Finance GP LLC (“Alpha GP”) and ACG Alpha Management LLC (“Alpha Management”). Alpha GP and Alpha Management are the general partner and investment manager to Alpha Fund, respectively. As a result of these relationships, Mr. Ault may be deemed to beneficially own the securities beneficially owned by Ault & Co. and Alpha Fund. The address for this stockholder is 11411 Southern Highlands Parkway, Suite 190, Las Vegas, NV 89141.

(4)

Consists of (i) 109,820 shares of Common Stock owned directly, (ii) 500 shares of Common Stock owned by his spouse and (iii) 50,000 shares of Common Stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(5)	Consists of (i) 510 shares of Common Stock and (ii) 25,000 shares of Common Stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.
(6)

Consists of (i) 2,200 shares of Common Stock owned directly by Mr. Ault, (ii) 50,000 shares of Common Stock issuable upon the exercise of stock options owned directly by Mr. Ault that are currently exercisable or exercisable within 60 days, (iii) 1,025,252 shares of common stock held by Ault Lending, (iv) 6,000 shares of Common Stock held by Ault & Company, Inc. (“Ault & Co.”) and (v) 20,000 shares of Common Stock held by Alpha Fund. Ault Lending is a wholly owned subsidiary of Hyperscale Data. Mr. Ault, the Executive Chairman of Hyperscale Data, is deemed to have voting and investment power with respect to the securities held of record by Ault Lending. Mr. Ault is the Chief Executive Officer and Chairman of Ault & Co. Mr. Ault is the Manager of Alpha GP and Alpha Management. Alpha GP and Alpha Management are the general partner and investment manager to Alpha Fund, respectively. As a result of these relationships, Mr. Ault may be deemed to beneficially own the securities beneficially owned by Ault & Co. and Alpha Fund. The address for this stockholder is 11411 Southern Highlands Parkway, Suite 190, Las Vegas, NV 89141.

(7)

Represents shares of Common Stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days. The address for this stockholder is 122 E. 42nd Street, 50th Floor, Suite 5000, New York, NY 10168.

(8)	Consists of (i) 73,479 shares of Common Stock and (ii) 25,000 shares of Common Stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.
(9)	Represents shares of Common Stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of March 31, 2026.

Number of securities
	Number of securities	Weighted-	remaining available for
	to be issued	average	future issuance under
	upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options, warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	225,000	$3.40	775,000
Equity compensation plans not approved by stockholders	—	—	—
Total	225,000	$3.40	775,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to its written charter, the Audit Committee of the Board of Directors of the Company reviews and approves all transactions with related persons that are required to be disclosed under applicable regulation. During the fiscal year ended March 31, 2026 and 2025, inventory purchases and other company expenses of approximately $162,000 and $1,097,000, respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives travel mileage and other credit card benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2026 and 2025 may include amounts submitted for personal expense reimbursement and amounts paid by Mr. Grossblatt for inventory purchases or other company expenses and amounted to approximately $23,000 and $285,000, respectively, and the amount due to Mr. Grossblatt at each of March 31, 2026 and 2025 was $0.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

CBIZ CPAs P.C. has acted as the independent registered public accounting firm for Universal Safety since 2015 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Fees and Services

The following table shows the aggregate fees billed to us for professional services by CBIZ CPAs P.C. for the years ended March 31, 2026 and 2025:

	2026	2025
Audit Services	$361,000	$293,000
Audit-Related Services	—	—
Tax Services	—	—
All Other Services	—	—
Total	$361,000	$293,000

Audit Fees. Audit fees include fees billed for the fiscal years ended March 31, 2026 and 2025, in connection with the annual audits of the Company’s consolidated financial statements, and review of the Company’s interim financial statements. Audit fees also include fees for services performed by the Auditor that are closely related to the audit and in many cases could only be provided by the Auditor. Such services include consents related to Securities and Exchange Commission and other regulatory filings. The aggregate fees for audit services for the fiscal years ended March 31, 2026 and 2025 totaled approximately $361,000 and $293,000, respectively.

Audit Related Fees. Audit related services include due diligence services related to accounting consultations, internal control reviews and employee benefit plan audits. There were no fees billed for audit related services paid by the Company during the fiscal years ended March 31, 2026 and 2025.

Tax Fees. Tax fees include corporate tax compliance, advisory and planning services. There were no tax related services provided in fiscal years ended March 31, 2026 and 2025.

All Other Fees. There were no other fees for services provided in the fiscal years ended March 31, 2026 and 2025.

The Audit Committee’s policy is to pre-approve all services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis. Our independent auditors are required to report periodically to the Audit Committee regarding the extent of services they provide in accordance with such pre-approval.

PART IV

ITEM 15.	EXHIBITS

(a)1. Financial Statements.

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Number	Description
2.1

Asset Purchase Agreement by and between Feit Electric Company, Inc., Universal Security Instruments, Inc. and USI Electric, Inc. dated October 29, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2024)

2.2

Amendment Number One to Asset Purchase Agreement by and between Feit Electric Company, Inc., Universal Security Instruments, Inc. and USI Electric, Inc. dated May 22, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2025)

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002)
3.3	Articles of Amendment, filed May 28, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8 K filed July 21, 2025)
3.4	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 17, 2025)
3.5	First Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2025)
4.1	Form of Convertible Note, issued June 12, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 12, 2026)
4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed July 29, 2025)
10.1

Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated November 4, 2008 for its office and warehouse located at 11407 Cronhill Drive, Suites A-D, Owings Mills, Maryland 21117 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008), as amended by Amendment to Lease dated June 23, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009) and Amendment to Lease between Universal Security Instruments, Inc. and St. John Properties, Inc. dated March 3, 2022 (Amendment to Lease dated June 23, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2022)

10.2

Memorandum of Understanding dated as of April 15, 2025, by and between Universal Security Instruments, Inc., Ault & Company, Inc., and solely for limited purposes, Harvey Grossblatt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2025)

10.3*	2025 Stock Incentive Plan (incorporated by reference to Annex E to the Company’s Definitive Proxy Statement filed on September 17, 2025)
10.4*

Employment Agreement, dated October 1, 2025, by and between Universal Safety Products, Inc. and Harvey B. Grossblatt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2025)

10.5

Securities Purchase Agreement, dated June 12, 2026, by and between Universal Safety Products, Inc. and SJC Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2026)

10.6**	Node Revenue Sharing Agreement, dated June 30, 2026, by and between Universal DeFi, LLC and Ault Capital Group, Inc., in its capacity as authorized agent for Ault DAO LLC

16.1	Letter of Marcum LLP (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed June 6, 2025)
21.1	List of subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed July 29, 2025)
31.1**	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on July 29, 2025).
101.INS**	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SAFETY PRODUCTS, INC.

July 2, 2026	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey B. Grossblatt	President, Chief Executive Officer	July 2, 2026
Harvey B. Grossblatt	and Director

/s/ James B. Huff	Chief Financial Officer	July 2, 2026
James B. Huff	(principal financial officer and
principal accounting officer)

/s/ Milton C. (Todd) Ault, III	Director	July 2, 2026
Milton C. (Todd) Ault, III

/s/ Ira Bormel	Director	July 2, 2026
Ira Bormel

/s/ Henry Nisser	Director	July 2, 2026
Henry Nisser

/s/ Ronald A. Seff	Director	July 2, 2026
Ronald A. Seff

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Universal Safety Products, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Safety Products, Inc. and Subsidiaries (the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of operations, shareholders’ equity and cash flows for the two years in the period ended March 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for the two years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note A, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Debt Obligations

As described in Note B of the consolidated financial statements, the Company entered into a Securities Purchase Agreement in which the Company agreed to sell convertible promissory notes in three separate closing of 8% convertible notes in various principal amounts up to $2,750,000 in the aggregate. The notes mature in one year, if not previously converted, and are convertible into shares of common stock at a discounted price amounting to 80% of the lowest volume weighted average price occurring in the ten-business day period prior to the conversion date. The notes are recorded on the date of issuance including the fair value of the derivative component of the notes with changes in fair valuae of the derivative portion being recognized as gains or losses for each reporting period thereafter. The estimation of the fair value of the derivative component used the binomial valuation model which is subject to assumptions and variables requiring significant judgment. Auditing the Company’s estimate of the fair value of the derivative component is especially challenging due to the judgmental and subjective nature of the binomial valuation model.

We obtained an understanding of and evaluated the Company’s process for valuing its convertible debt obligations. To test the fair value estimate of the derivative component, our audit procedures included,

a.	Evaluating the key assumptions utilized in the fair value calculation,
b.	assessing the completeness of the obligations,
c.	reviewing changes in the estimates from previous periods, and
d.	inspecting evidence to support the assumptions made by management;

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2015 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Philadelphia, PA

July 2, 2026

F-2

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,
	2026	2025
CURRENT ASSETS
Cash and cash equivalents	$3,473,619	$348,074
Accounts receivable:
Trade, less provision for credit losses of $767,000 in 2026 and $470,000 in 2025	309,588	580,574
Due from employees	8,166	8,500

	317,754	589,074

Amount due from factor	—	3,666,790
Inventories – Finished goods	370,852	3,024,114
Assets – Held for Sale	—	1,681,937
Prepaid expenses	342,590	145,290
Deferred tax asset	—	361,000

TOTAL CURRENT ASSETS	4,504,815	9,816,279

TOTAL ASSETS	$4,504,815	$9,816,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit – factor	$—	$2,100,458
Convertible Debenture	600,908	—
Derivative Component of Convertible Debenture	309,000	—
Short-term portion of operating lease liability	—	13,330
Accounts payable – trade	261,648	1,094,546
Accounts payable – Eyston Company Ltd.	—	1,145,843
Accrued liabilities:
Accrued payroll and employee benefits	55,253	108,096
Accrued commissions and other	42,000	190,295

TOTAL CURRENT LIABILITIES	1,268,809	4,652,568

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; 20,000,000 shares authorized, 2,842,887 and 2,312,887 shares issued and outstanding at March 31, 2026 and 2025, respectively	28,429	23,129
Additional paid-in capital	15,751,386	12,885,841
Accumulated Deficit	(12,543,809)	(7,745,259)

TOTAL SHAREHOLDERS’ EQUITY	3,236,006	5,163,711

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,504,815	$9,816,279

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2026	2025
Net sales	$4,847,163	$23,563,554

Cost of goods sold	4,043,774	16,732,149

GROSS PROFIT	803,389	6,831,405

Selling, general and administrative expense	5,233,428	6,004,507
Engineering and product development expense	223,794	424,849

Operating (loss) income	(4,653,833)	402,049

Other income (expense):

Gain on sale of asset	2,820,668	—
Change in fair value of derivative component of convertible debt	(75,000)	—
Interest income	134,320	—
Interest expense	(345,918)	(262,365)

Net (loss) income before income taxes	(2,119,763)	139,684

Provision for income tax (expense) benefit	(366,000)	361,000

NET (LOSS) INCOME	$(2,485,763)	$500,684

(Loss) Income per share:
Basic and diluted	$(1.04)	$0.22

Shares used in computing net (loss) income per share:
Weighted average basic and diluted shares outstanding	2,397,736	2,312,887

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
			Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2024	2,312,887	$23,129	$12,885,841	$(8,245,943)	$4,663,027

Net income	—	—	—	500,684	500,684

Balance at March 31, 2025	2,312,887	23,129	12,885,841	(7,745,259)	5,163,711

Cash Dividend	—	—	—	(2,312,787)	(2,312,787)
Stock based compensation	—	—	896,700	—	896,700
Shares issued upon conversion of convertible debentures	530,000	5,300	1,968,845	—	1,974,145
Net loss	—	—	—	(2,485,763)	(2,485,763)

Balance at March 31, 2026	2,842,887	$28,429	$15,751,386	$(12,543,809)	$3,236,006

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net (Loss) Income	$(2,485,763)	$500,684
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of asset	(2,820,668)	—
Stock based compensation	896,700	—
Depreciation and amortization	—	4,470
Change in fair value of derivative component of convertible debt	75,000	—
Amortization of original issue discount and accrued intereston convertible debt	309,053	—
Amortization of right-of-use asset	—	159,656
Allowance for credit losses	297,000	(65,000)
Allowance for excess and obsolete inventory	110,000	300,000
Deferred income taxes	361,000	(361,000)

Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable and amount due from factor	3,641,110	(1,090,710)
Decrease (Increase) in inventories and assets held for sale	2,543,262	(227,396)
(Increase) Decrease in prepaid expenses	(197,300)	81,442
Decrease in accounts payable and accrued expenses	(2,179,879)	(192,016)
Decrease in operating lease liability	(13,330)	(158,742)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	536,185	(1,048,612)

INVESTING ACTIVITIES:
Proceeds from sale of assets	4,955,108	—
Decrease in trade accounts payable related to closing costs of sale	(452,503)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	4,502,605	—

FINANCING ACTIVITIES:
Cash dividend paid	(2,312,787)	—
Issuance of Convertible Debt	2,500,000	—
Net (repayment) borrowing on line of credit - factor	(2,100,458)	1,331,605

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,913,245)	1,331,605

INCREASE IN CASH	3,125,545	282,993

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	348,074	65,081

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,473,619	$348,074

Supplemental information and Disclosure of Noncash Transactions:
Interest paid	$27,988	$262,365
Conversion of Convertible Debt to Common Stock	1,974,145	—
Non-cash transfer of inventory related to sale of a portion of the business	1,681,937	—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: The Company’s primary business during the period covered by this Annual Report, consisted primarily in the sale of smoke alarms and other safety products to retailers, wholesale distributors and to the electrical distribution trade which includes electrical and lighting distributors as well as manufactured housing companies. We also market products to the electrical distribution trade through our wholly owned subsidiary, Universal Safety Electric, Inc., (“Universal Electric”). The Company imports all of its safety and other products from foreign manufacturers. The Company, as an importer, is subject to tariffs which vary depending on types of products and country of origin, changes in economic and political conditions in the country of manufacture, potential trade restrictions and currency fluctuations. In July 2025, we formed a wholly owned subsidiary called Universal DeFi LLC (“Universal DeFi”) as a new venture to diversify the business and explore new paths for revenue and stockholder value. Universal DeFi is pursuing two lines of business. First, Universal DeFi is developing and intends to own and operate a tokenization platform. Second, subsequent to March 31, 2026, Universal DeFi acquired and commenced limited operations running licensed nodes and a validator on the Ault Blockchain. As of the date of this report, Universal DeFi has not generated any revenue.

Going Concern and Liquidity: Universal Safety Products, Inc. (the Company) prepares financial statements assuming it will continue operations, but reported a net loss of $2,485,763 for the fiscal year ended March 31, 2026, and has an accumulated deficit of $12,543,809 that create substantial doubt about its ability to continue as a going concern for at least one year and one day after the financial statements in this annual report are issued. Sales were lower during the March 31, 2026 fiscal year since we sold our smoke and carbon monoxide alarm segment during the first fiscal quarter. Sales were further negatively impacted by the increased import tariffs on all our products. Our plans are to continue operations in the wiring device and bath fan segments of our business, and to develop an additional line of business, as more fully described herein, financed through the issuance of convertible debentures, of which $10,000,000 has been contracted subject to the lenders discretion. However, these plans are not certain to succeed and the financial statements do not include adjustments that would be necessary if the Company cannot continue.

Assets Held for Sale: On October 31, 2024, the Company entered into an Asset Purchase Agreement with Feit Electric Company, Inc. (Feit) pursuant to which Feit agreed to acquire a portion of the Company’s business and the intangible assets of the Company for approximately $4,955,000. On May 22, 2025, the Asset Purchase Agreement with Feit was completed and the Company recorded a gain from this transaction of $2,820,668. Accordingly, the assets held for sale in accordance with the Asset Purchase Agreement at March 31, 2025, are shown separately in these financial statements and valued at the lower of the assets carrying value or its fair value less selling cost.

Fair Value Measurements: We account for fair value of financial instruments in accordance with ASC 820, Fair Value Measurement, which defines fair value and establishes a framework to measure fair value and the related disclosures about fair value measurements. The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The Financial Accounting Standards Board, or FASB, establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories: Level 1: Inputs based upon quoted market prices for identical assets or liabilities in active markets at the measurement date; Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and Level 3: Inputs that are management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments’ valuation. In addition, we will measure fair value in an inactive or dislocated market based on facts and circumstances and significant management judgment. We will use inputs based on management estimates or assumptions or adjust observable inputs to determine fair value when markets are not active and relevant observable inputs are not available.

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

Cash and Cash Equivalents: The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk with cash. Cash equivalents include amounts invested in an institutional class treasury only portfolio.

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

Disaggregation of Revenue: The Company presents below revenue associated with sales of safety alarm products separately from revenue associated with sales of ground fault circuit interrupters (GFCI’s) and ventilation fans. The Company believes this disaggregation best depicts how our various product lines perform and are affected by economic factors. Revenue recognized by these categories for the fiscal years ended March 31, 2026, and 2025 are as follows:

	Fiscal Year ended
	March 31, 2026	March 31, 2025
Sales of safety alarms	$4,135,202	$21,140,157
Sales of GFCI’s, ventilation fans, and other electrical devices	711,961	2,423,397
	$4,847,163	$23,563,554

Accounts Receivable and Allowance for Credit Losses: The Company assigned the majority of its trade receivables on a pre-approved non-recourse basis to Merchant Factors Corporation (Merchant or Factor) under a factoring agreement that expired on February 26, 2026. Factoring charges recognized on assignment of receivables are deducted from revenue in the consolidated statements of operations and amounted to $47,370 and $209,841 for the years ended March 31, 2026, and 2025, respectively.

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

Management assesses the credit risk of both its trade accounts receivables and its financing receivables based on the specific identification of accounts. A provision for credit losses is provided based on that assessment. Changes in the provision are charged to operations in the period the change is determined. Amounts ultimately determined to be uncollectible are eliminated from the receivable accounts and from the provision for credit losses in the period that the receivables’ status is determined to be uncollectible. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, and changes in customer payment terms. Our normal collection cycle ranges between thirty and forty days. Estimated uncollectible amounts are charged to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Historically, the level of uncollectible accounts has not been significant. Based on the nature of the factoring agreement and prior experience, no provision for credit losses related to Amounts Due from Factor has been provided. At March 31, 2026, and 2025, a provision for credit losses of $767,000 and $470,000, respectively, has been provided for uncollectible trade accounts receivable. Management provided a provision for credit losses of $535,000 on March 31, 2024, and decreased this provision by $65,000 to $470,000 at March 31, 2025. The Company increased its provision for credit losses to cover potential credit losses during the fiscal year ended March 31, 2026 to $767,000, however no amounts were written off during the fiscal years ended March 31, 2026, and 2025.

Inventories: Inventories are stated at the lower-of-cost (first in/first out method) or net realizable value. Included as a component of finished goods inventory are additional non-material costs. These costs include freight, import duty, tariffs, and inspection fees. We evaluate inventories on a quarterly basis and write down inventory that is considered obsolete or unmarketable in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. An allowance for excess and obsolete inventory of $510,000 and $400,000 is provided as of March 31, 2026, and 2025, respectively.

Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. The factors considered in performing this assessment include current operating results, anticipated future results, the manner in which the asset group is used and the effects of obsolescence, demand, competition and other economic factors. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these asset groups in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these asset groups. Impairment losses are recognized when the sum of expected future cash flows is less than the asset groups carrying value, and losses are determined based upon the excess carrying value of the asset group over its fair value. Based on this assessment, no impairment to long-lived assets resulted for fiscal years ended March 31, 2026, and 2025.

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

Warranties: We generally provide warranties on safety products to the non-commercial end user on all products sold. The manufacturers of our safety products offer the company a discount on products purchased to cover the cost of providing warranty replacements. Claims for warranty replacement of products covered by the manufacturers have not been historically material. The Company has provided an allowance for warranty replacement of products of $0, and $25,000, respectively for the fiscal years ended March 31, 2026, and 2025 that is included in accrued commissions and other on the consolidated balance sheets.

Engineering and Product Development: Engineering and product development costs are charged to operations as incurred.

Shipping and Handling Fees and Costs: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $131,145 and $589,072 in fiscal years ended March 31, 2026 and 2025, respectively.

Net Income (Loss) per Share: Basic net income (loss) per share is computed by dividing net earnings (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income (loss) for the year by the weighted average number of common shares and common share equivalents outstanding (unless their effect is anti-dilutive) for the year. In addition, there were no other securities outstanding during 2026 or 2025 other than common stock. As a result, the weighted average number of common shares outstanding is identical for both basic and diluted shares.

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

Recent Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in this ASU is effective for annual reporting periods beginning after December 15, 2024, was adopted prospectively and did not have a material impact to the income tax disclosures.

NOTE B – CONVERTIBLE DEBENTURES

On August 13, 2025, the Company entered into a Securities Purchase Agreement with SJC Lending, LLC (SJC), in which the Company agreed to sell SJC convertible promissory notes in three separate closings of 8% convertible notes in various principal amounts up to $2,750,000 in the aggregate. The closing on the initial tranche, which occurred on August 13, 2025, consisted of the issuance of a convertible note to SJC in the principal amount of $1,100,000, for a purchase price of $1,000,000. An additional convertible note to SJC representing the planned second and third tranches was closed on September 25, 2025, in the principal amount of $1,650,000, for a purchase price of $1,500,000. The Company paid $20,000 out of the proceeds of the notes for legal fees and expenses related to the Agreement. The notes mature in one year on August 13, 2026, and September 25, 2026, respectively, if not previously converted, and are convertible into shares of common stock at a discounted price amounting to 80% of the lowest volume weighted average price occurring in the ten-business day period prior to the conversion date. SJC may convert any or all of the unpaid principal amount prior to the maturity date, however $500,000 of the unpaid principal must be converted to common stock on the date of maturity. The notes bear interest from the date of issuance at 8% of the face amount of the notes and amounted to $105,763 for the fiscal year ended March 31, 2026. Of the original issue discount of $250,000, interest expense of $168,630 has been recorded for the fiscal year ended March 31, 2026. In addition, further amortization of the original issue discount amounting to $44,013 was recorded as interest expense during the fiscal year ended March 31, 2026, for the portion of the convertible debt that remained outstanding. At March 31, 2026, unamortized original issue discount of $37,357 was presented as a reduction of the remaining convertible debentures.

During the fiscal year ended March 31, 2026, convertible debt and accrued interest thereon in the amount of $1,974,145 was converted to 530,000 shares of common stock.

Our outstanding convertible notes are indexed to our stock. Accordingly, the convertible notes are accounted for using the amortized cost method with bifurcation of the derivative component being recognized in our condensed consolidated balance sheets as derivative instruments under the provisions of ASC 815-40-15, “Derivatives and Hedging Contracts in Entity’s Own Equity – Scope and Scope Exceptions”.

The notes payable are recorded including the fair value of the derivative component on the date of issuance with changes in fair value of the derivative portion being recognized as a gain or loss for each reporting period thereafter, and the remainder of the convertible notes being accounted for using the amortized cost method with bifurcation of the derivative component, as discussed above. The derivative portion of the notes were recorded at fair value on the date of issuance, using the Binomial valuation model, and accordingly, an original derivative liability of $309,000 and $458,000 was recorded on August 13, 2025, and September 25, 2025, respectively. The fair value of this liability is determined each reporting period and gains and losses are recognized in the statement of operations under “Other Income (Expense)”. The fair value of the derivative liability of the notes payable is $309,000 at March 31, 2026. Other expense of $75,000, has been recorded during the fiscal year ended March 31, 2026 reflecting an increase in the fair value of the derivative component of the liability, after redemptions, for the period from the original issuance of the notes payable to March 31, 2026.

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

We measured the fair value of the derivative portion of the convertible notes by using the Binomial Valuation model. As of March 31, 2026, the assumptions used to measure fair value of the liability embedded in our outstanding notes included an exercise price of $3.92 per share, a common share market price of $5.16, a discount rate of 3.68%, and a volatility of 105%, for the remaining portion of the note issued in September 2025.

The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of March 31, 2026.

Description	Level 1	Level 2	Level 3	Total
Derivative Component of Convertible Debenture	—	—	$309,000	$309,000

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability for the fiscal year ended March 31, 2026.

Balance March 31, 2025	$—
Additions to derivative liabilities	767,000
Change in fair value of derivative component of convertible debt	75,000
Conversions to equity	(533,000)
Balance March 31, 2026	$309,000

NOTE C – SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

The Company entered into an Agreement with Merchant Financial Group (Merchant) for the purpose of factoring the Company’s trade accounts receivable. Under the Agreement, which was terminated on February 26, 2026, the Company could borrow eighty percent (80%) of eligible accounts receivable. The Agreement, as supplemented, provided for additional financing at the sole discretion of Merchant to be secured by inventory. The amount available to borrow from Merchant was approximately $348,000, at March 31, 2025. Advances on factored trade accounts receivable were secured by all assets, were repaid periodically as collections were made by Merchant and were otherwise due upon demand, and bore interest at the prime commercial rate of interest, as published, plus two percent (effective rate 9.5% at March 31, 2025). Advances under the Agreement were made at the sole discretion of Merchant, based on their assessment of the receivables and inventory, and our financial condition at the time of each request for an advance. At March 31, 2025, there was $2,100,458 borrowed and outstanding under the factoring agreement.

Under the Agreement, the Company assigned receivables of $3,691,347 and $23,513,973 during the years ended March 31, 2026, and 2025, respectively. The uncollected balance of receivables held by the factor amounted to $3,666,790 at March 31, 2025. Included in the uncollected balance of receivables held by the factor were amounts classified by the factor as amounts at client risk of approximately $545,000 at March 31, 2025. Collected cash maintained on deposit with the factor earned interest at the factor’s prime rate of interest less 2.5 percent (effective rate of 5.0% at March 31, 2025). There was no cash on deposit with the Factor at March 31, 2025.

NOTE D – STOCK BASED COMPENSATION

In October 2025, the stockholders approved the Company’s 2025 Non-Qualified Stock Incentive Plan (the “Plan”). Under the terms of the Plan, 1,000,000 shares are reserved for the granting of stock options. Under the provisions of the Plan, a committee of the Board of Directors determines the option price and dates exercisable. During August 2025, the compensation committee granted two hundred twenty-five thousand (225,000) stock options subject to shareholder approval of the Plan, which was approved in October 2025 as mentioned above, at an option price of $3.40 per share. These options became fully vested upon shareholder approval.

We account for share-based payments using the fair value method. We recognize all share-based payments to employees and non-employee directors in our financial statements based on their effective date fair values, calculated using the Black-Scholes option pricing model. Based on shareholder approval of the Plan on October 20, 2025, and due to the fully vested component of the stock option grants, compensation expense of $896,700 was recognized during the fiscal year ended March 31, 2026. The expected term of the stock options granted is estimated to be five years from the effective date of the grant based on the simplified safe harbor calculation provided under ASC 718-10-55-20 and 21. The expected volatility of the options granted was determined based on the Company’s stock price over a five-year look-back period and resulted in an expected volatility of 103.68%. The risk-free interest rate of 3.579% was determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected term of the options. The intrinsic value of the issued and outstanding options at March 31, 2026 is $472,500 and the weighted average remaining life is approximately four years and five months. The company has not paid a dividend, other than a special one-time dividend paid as a result of the sale of a line of business, and as such, the dividend yield is considered to be zero.

The following table summarizes the status of stock options at March 31, 2026, and option transactions for the year then ended:

Status as of March 31, 2026	Number of Options
Presently exercisable	225,000

Outstanding options as of March 31, 2025	—
Grant 1 – October 20, 2025 (Effective date)	225,000
Weighted average exercise price per option	$3.40
Outstanding, vested, and exercisable options as of March 31, 2026	225,000

NOTE E – LEASES

The Company is a lessee in lease agreements for office space. The real estate lease for the office and warehouse located in Baltimore County, Maryland also includes executory costs such as common area maintenance (non-lease component). As a practical expedient permitted under ASC 842, the Company has elected to account for the lease and non-lease components as a single lease component. The Company utilizes certain practical expedients for short-term leases including the election not to reassess its prior conclusions about lease identification, lease classification and initial direct costs, as well as the election not to separate lease and non-lease components for arrangements where the Company is a lessee. Lease payments, which may include lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable lease amounts based on a rate or index (fixed in substance) as stipulated in the lease contract.

Our operating lease for a 15,000 square foot office and warehouse located in Baltimore County, Maryland has been extended various times with the latest extension occurring subsequent to March 31, 2026, on May 14, 2026, extending the lease on a month-to-month basis until December, 2026. No option to continue the lease beyond December 2026 has been provided in the lease extension. Monthly rental expense, with common area maintenance, is approximately $15,000.

The Company maintained an operating lease for office space in Naperville, Illinois. This lease consisting of 3,400 square feet, renewed on a month-to-month basis, and expired on June 30, 2025. The monthly rental, with common area maintenance, was approximately $4,900 per month during the lease term.

Rent expense, including common area maintenance, totaled approximately $211,000 and $296,000 for the years ended March 31, 2026, and 2025, respectively. None of the Company’s lease agreements contain any residual value guarantees or material restrictive covenants.

NOTE F – INCOME TAXES

The Company files its income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Federal income tax returns filed for the fiscal years ended March 31, 2025, 2024, and 2023 are considered open and subject to examination by tax authorities. Deferred income tax assets and liabilities are computed and recognized for those differences that have future tax consequences and will result in net taxable or deductible amounts in future periods. Deferred tax expense or benefit is the result of changes in the net asset or liability for deferred taxes. The deferred tax liabilities and assets for the Company result primarily from net operating loss and tax credit carry forwards, reserves, and accrued liabilities.

At March 31, 2026, the Company has total net federal operating loss carry-forwards of approximately $5,438,000 that has no fixed expiration date. In addition, the Company has research and development tax credit carry-forwards of approximately $35,000 that begin to expire in the fiscal year ending 2030. There are certain limitations to the use and application of these items. Management reviews net operating loss carry-forwards and income tax credit carry-forwards to evaluate if those amounts are recoverable.

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

The reconciliation between the statutory federal income tax provision and the actual effective tax provision is as follows:

	Years ended March 31,
	2026	2025
Federal (benefit) tax at statutory rate before loss carry-forward	$(497,000)	$100,137

Permanent and other differences	(212,000)	(169,522)
State income tax provision (benefit) – net of federal effect	(18,000)	(19,764)

Change in deferred tax asset valuation allowance	1,093,000	(271,851)
Current income tax provision (benefit)	$366,000	$(361,000)

The individual components of the Company’s deferred tax assets are as follows:

	March 31,
	2026	2025
Deferred tax assets:
Accruals and allowances	$491,632	$219,674
Non-deductible capitalized inventory	49,620	11,462
Net operating loss carry forward	1,158,317	736,679

Research and development tax credit carry forward	36,253	36,253
Allowance for unrealizable deferred tax assets	(1,735,822)	(643,068)
Net deferred tax asset	$—	$361,000

NOTE G – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on consultation with legal counsel, that there are no outstanding material claims outside of the normal course of business.

The Company’s employment agreement with its CEO (the “CEO Agreement”), dated October 1, 2025 and expiring on July 31, 2027, provides for certain milestone payments based on future capital investment in the Company and requires the Company to make certain post-employment payments to the CEO in the event of his termination following a change in control, death, disability, or resignation under terms of the CEO Agreement.

NOTE H - CONCENTRATIONS

The Company is primarily a distributor of safety products for use in home and business. The Company had three customers during the fiscal year ended March 31, 2026, that represented 13.0%, 12.5%, and 10.8% of the Company’s net sales, respectively. The Company had three customers in the fiscal year ended March 31, 2026, that represented 20.0%, 19.0%, and 10.0% of the Company’s accounts receivable, respectively.

The Company had two customers during the fiscal year ended March 31, 2025, that represented 21.7%, and 14.9% of the Company’s net sales, respectively. These two customers represented 17.3% and 13.8% of the Company’s accounts receivable at March 31, 2025, respectively.

The Company acquired one hundred percent (100)% of the smoke alarm and carbon monoxide alarm safety products that it sold from Eyston Company, Ltd. Products manufactured for us by Eyston amounted to approximately 82.6% and 96.3% of our total purchases for the fiscal years ended March 31, 2026, and 2025, respectively. At March 31, 2026, and 2025, the Company had accounts receivable due from Eyston of $0 and $114,204, respectively. At March 31, 2026, and 2025, the Company had trade accounts payable due to Eyston of approximately $0 and $1,146,000, respectively. Subsequent to March 31, 2025, and in connection with the previously discussed asset sale to Feit, amounts due from, or due to Eyston were settled in full.

NOTE I – RETIREMENT PLAN

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code. All full-time employees who have completed 12 months of service are eligible to participate. Employees are permitted to contribute up to the amounts prescribed by law. The Company may provide contributions to the plan consisting of a matching amount equal to a percentage of the employee’s contribution, not to exceed four percent (4%). Employer contributions were $39,900 and $47,097 for the years ended March 31, 2026, and 2025, respectively.

NOTE J – RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2026, and 2025, inventory purchases and other company expenses of approximately $162,000 and $1,097,000, respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives travel mileage and other credit card benefits from these charges. The maximum amount outstanding and due to Mr. Grossblatt at any point during the fiscal year ended March 31, 2026, and 2025 may include amounts submitted for personal expense reimbursement and amounts paid by Mr. Grossblatt for inventory purchases or other company expenses and amounted to approximately $23,000 and $285,000, respectively. There were no amounts due to Mr. Grossblatt at March 31, 2026, and 2025.

NOTE K – SUBSEQUENT EVENTS

On May 15, 2026, the remaining outstanding convertible debt with accrued interest thereon, amounting to $886,872 was converted to 185,576 shares of common stock.

On June 12, 2026, the Company entered into an agreement with SJC Lending LLC (SJC) in which the Company agreed to sell SJC convertible promissory notes in the aggregate principal amount of $10,000,000. The agreement provides that the notes shall be issued through eleven separate tranche closings, provided however, that SJC has the ability, exercisable in its sole discretion, to purchase any principal face amount of Convertible Notes prior to the dates of the tranche closings provided for in the Agreement. Pursuant to the Agreement, the initial tranche occurred on June 12, 2026 consisting of a Convertible Note in the principal face amount of $1,060,000 for a purchase price of $1,000,000.

On June 30, 2026, Universal DeFi entered into a node revenue sharing agreement (the “Revenue Sharing Agreement”) with Ault Capital Group, Inc. (“Ault Capital Group”), in its capacity as authorized agent for Ault DAO LLC. Ault Capital Group is a wholly owned subsidiary of Hyperscale Data. The Revenue Sharing Agreement acknowledges that on April 6, 2026, Ault Capital Group transferred, assigned, and activated, to Universal DeFi 125,000 Node Licenses and the right to operate one validator, together with the wallet holding all reward tokens earned by such Node Licenses and operating as a validator. In consideration of the transfer and delivery of the Node Licenses, Universal DeFi will pay Ault Capital Group a revenue share equal to 25% of net proceeds (as defined in the Revenue Sharing Agreement as the net cash, cryptocurrency, stablecoin, and other proceeds actually received by Universal DeFi from the sale of tokens and rewards generated by the Node Licenses, less applicable transaction fees), and Universal DeFi will retain the remaining 75% of net proceeds (the “Revenue Share”). The Revenue Share is payable solely from, and only to the extent of, net proceeds actually received by Universal DeFi, and in no event is Universal DeFi required to make any payments to Ault Capital Group other than from the net proceeds and pursuant to the revenue share. Ault Capital Group’s right to receive the Revenue Share, and Universal DeFi’s obligation to pay it, terminate once Ault Capital Group has received cumulative Revenue Share payments totaling $93,750,000.

