Form 10-Q
period 2026-06-30
UNIVERSAL SAFETY PRODUCTS, INC.
filed 2026-08-14
CIK 102109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding year (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2026, the number of shares outstanding of the registrant’s common stock was 3,028,463.

UNIVERSAL SAFETY PRODUCTS, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended March 31, 2026, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of filing of this Quarterly Report on Form 10-Q. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	June 30, 2026	March 31, 2026
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,710,413	$3,473,619
Accounts receivable:
Trade and other receivables, less provision for credit losses of $767,000 as of June 30, 2026 and March 31, 2026	316,546	317,754
Inventories – finished goods, net of allowance of $510,000 as of June 30, 2026 and March 31, 2026	411,369	370,852
Prepaid expenses	405,915	342,590
TOTAL CURRENT ASSETS	4,844,243	4,504,815
Property and equipment, net	44,266	—
TOTAL ASSETS	$4,888,509	$4,504,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Convertible debenture, net of discount	$709,240	$600,908
Derivative component of convertible debenture	263,000	309,000
Accounts payable	357,978	261,648
Accrued liabilities:
Accrued payroll and employee benefits	28,360	55,253
Accrued liabilities, legal and other	69,139	42,000
TOTAL CURRENT LIABILITIES	1,427,717	1,268,809

TOTAL LIABILITIES	1,427,717	1,268,809

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value per share; authorized 20,000,000 shares; 3,028,463 and 2,842,887 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	30,285	28,429
Additional paid-in capital	16,636,402	15,751,386
Accumulated deficit	(13,205,895)	(12,543,809)
TOTAL SHAREHOLDERS’ EQUITY	3,460,792	3,236,006

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,888,509	$4,504,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2026	2025
Net sales	$109,559	$3,824,247
Cost of goods sold	100,428	3,130,112
GROSS PROFIT	9,131	694,135

Selling, general and administrative expense	743,823	1,113,303
Engineering and product development expense	1,367	112,007
Depreciation	1,135	—
Operating loss	(737,194)	(531,175)
Other income (expense):
Gain on sale of assets	—	2,820,668
Change in fair value of derivative liability	150,635	—
Interest (expense) income	(75,527)	3,828
Total other income before taxes	75,108	2,824,496

Net (loss) income before taxes	(662,086)	2,293,321
Provision for income taxes:
Current	—	122,000
Deferred	—	361,000
NET (LOSS) INCOME	$(662,086)	$1,810,321

(Loss) earnings per share:
Basic and diluted	$(0.23)	$0.78
Shares used in computing (loss) earnings per share:
Weighted average basic and diluted shares outstanding	2,936,694	2,312,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2026

(Unaudited)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of April 1, 2026	2,842,887	$28,429	$15,751,386	$(12,543,809)	$3,236,006
Net loss	—	—	—	(662,086)	(662,086)
Shares issued upon conversion of convertible debt	185,576	1,856	885,016	—	886,872
Balance as of June 30, 2026	3,028,463	$30,285	$16,636,402	$(13,205,895)	$3,460,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2025

(Unaudited)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of April 1, 2025	2,312,887	$23,129	$12,885,841	$(7,745,259)	$5,163,711
Net income	—	—	—	1,810,321	1,810,321
Balance as of June 30, 2025	2,312,887	$23,129	$12,885,841	$(5,934,938)	$6,974,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net (loss) income	$(662,086)	$1,810,321
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on sale of assets	—	(2,820,668)
Change in fair value of derivative liability	(150,635)	—
Depreciation	1,135	—
Amortization of original issue discount and accrued interest on convertible debt	99,839	—
Deferred income taxes	—	361,000
Changes in operating assets and liabilities:
Decrease in accounts receivable and amount due from factor	1,208	1,579,321
(Increase) decrease in inventories and prepaid expenses	(103,842)	3,768,052
Increase (decrease) in accounts payable	96,330	(1,980,177)
Decrease in assets – held for sale	—	(1,681,937)
Direct debt issuance costs paid, classified as a financing activity	30,000	—
Increase in accrued liabilities	246	47,591
Decrease in operating lease liability	—	(13,330)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(687,805)	1,070,173

INVESTING ACTIVITIES:
Proceeds from sale of assets	—	4,955,108
Decrease in trade accounts payable related to closing costs on sale	—	(452,503)
Purchase of fixed asset	(45,401)	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(45,401)	4,502,605

FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debt, net of discount	1,000,000	—
Convertible debt issuance costs	(30,000)	—
Net repayment – line of credit - factor	—	(2,100,458)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	970,000	(2,100,458)

NET INCREASE IN CASH	236,794	3,472,320

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,473,619	348,074

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,710,413	$3,820,394

Non-cash supplemental Information:
Convertible notes settled through issuance of common stock	$(682,507)	$—
Reclassification of derivative liability to additional paid in capital upon settlement of convertible notes	(204,365)	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL SAFETY PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.DESCRIPTION OF BUSINESS

Organization

Universal Safety Products, Inc. and subsidiaries (the “Company,” “we,” “us” and “our”) design and market a variety of safety products. Most of our products require minimal installation, are designed for installation by the consumer without professional assistance, and are sold through retail stores. We also market products to the electrical distribution trade which includes electrical and lighting distributors as well as manufactured housing companies through our wholly owned subsidiary, Universal Safety Electric, Inc., formerly USI Electric, Inc. (“Universal Electric”). Products sold by Universal Electric generally require professional installation.

Sale of the Alarm Business

On October 31, 2024, the Company entered into an Asset Purchase Agreement with Feit Electric Company, Inc. (“Feit”), pursuant to which Feit agreed to acquire the smoke alarm and carbon monoxide alarm portion of the Company’s business, together with certain intangible assets, including the trade names Universal Security Instruments, Inc. and Universal Electric, Inc. The transaction was approved by the Company’s shareholders at a special meeting held on April 15, 2025, and the sale closed on May 22, 2025. The Company intends to continue to import and market its remaining product lines, consisting primarily of ground fault circuit interrupters (“GFCIs”) and ventilation fans, and is exploring other business opportunities intended to drive long-term value for shareholders.

Universal DeFi, LLC

In July 2025, the Company formed Universal DeFi, LLC (“Universal DeFi”), a wholly owned subsidiary, to pursue two lines of business: (i) a tokenization platform, which has not commenced operations, and (ii) the operation of licensed nodes and a validator on the Ault Blockchain network. Through June 30, 2026, Universal DeFi had recognized no revenue and held no significant assets, and its activity consisted principally of legal and organizational start-up costs. The Chief Operating Decision Maker (“CODM”) has not regularly reviewed discrete operating results of Universal DeFi, and has not allocated capital or other resources to the Company's activities based on any such review; decisions relating to Universal DeFi have been made as discrete strategic and investment matters rather than through the review of separate operating segment results. Accordingly, Universal DeFi does not meet the definition of a separate operating segment under ASC 280-10-50-1, and the Company has not presented it as a separate reportable segment. The Company will continue to evaluate this determination as Universal DeFi develops, and will reassess separate segment presentation if its discrete operating results become subject to regular CODM review for resource allocation and performance assessment.

On April 6, 2026, Ault Capital Group, Inc. (“Ault Capital Group”), acting as authorized agent for Ault DAO, LLC (“Ault DAO”), transferred, assigned and activated 125,000 node licenses (the “Node Licenses”) to Universal DeFi on the Ault Blockchain network and the right to operate one validator, together with the wallet holding all reward tokens earned by the Node Licenses and by operating as a validator. Universal DeFi paid no cash for the Node Licenses.

Universal DeFi earns AULT tokens (“AULT Tokens”), the native digital asset of the Ault Blockchain, through emissions allocated to its Node Licenses in proportion to work performed and through transaction fees, priority tips and staking rewards attributable to its validator. As of June 30, 2026, Universal DeFi held approximately 425 million AULT Tokens. As of June 30, 2026, AULT Tokens were not being traded on any exchange or other market, and no observable market price or other reliable indicator of fair value existed as of June 30, 2026. Accordingly, the Company has not recognized any asset or revenue with respect to tokens earned. See Note 3 for additional information on our accounting policies and Note 10 for additional information regarding related party transactions.

On June 30, 2026, Universal DeFi entered into a node revenue sharing agreement (the “Revenue Share”) with Ault Capital Group in exchange for the Node Licenses. Under the Revenue Share, Universal DeFi will pay Ault Capital Group 25% of net proceeds actually received from the sale of tokens and rewards generated by the Node Licenses and the validator, and will retain the remaining 75%. Payment is required solely from, and only to the extent of, such net proceeds, and Universal DeFi has no obligation to make payments from any other source. Ault Capital Group’s right to receive, and Universal DeFi’s obligation to pay, the revenue share terminates once cumulative payments total $93,750,000.

Universal DeFi has generated no revenue to date, has incurred losses since inception, and expects to continue to incur losses as it develops its operations.

2.LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2026, the Company had cash and cash equivalents of $3.7 million, working capital of $3.4 million and a history of net operating losses for each of the three-month periods during the last year. The Company has financed its operations primarily through issuances of convertible debt and, in the prior fiscal year, through the proceeds of the Feit asset sale.

Our ability to continue as a going concern is dependent on our ability to generate cash flows from operations and find additional sources of funding through either equity offerings, debt financings, or a combination of any such transactions.

In June 2026, we entered into a securities purchase agreement providing for the sale of convertible notes in an aggregate principal amount of up to $10,600,000, of which $1,060,000 in principal amount of notes were issued for $970,000 in cash proceeds funded during the three months ended June 30, 2026, net of a discount of $60,000 and issuance costs of $30,000. The closing of the remaining tranches is subject to various contingencies, some of which are outside our control. Accordingly, there is no assurance that this financing will be available when needed, or that management will be able to obtain other financing on terms acceptable to us, if at all. See Note 9 for additional information regarding our convertible notes.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities, that might result should the Company be unable to continue as a going concern. If the foregoing plans are unsuccessful and we are unable to continue as a going concern, you could lose all or part of your investment in our company.

3.BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Universal Electric and Universal DeFi. All significant intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of March 31, 2026 was derived from the Company’s audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the Securities and Exchange Commission on July 2, 2026 (the “2026 Annual Report”). Results of operations for the three months ended June 30, 2026 are not necessarily indicative of the results to be expected for future interim periods or for the full fiscal year ending March 31, 2027.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Significant estimates include the valuation of the derivative component of the Company’s convertible notes, the provision for credit losses, the allowance for excess and obsolete inventory, and the realizability of deferred tax assets. Actual results may differ materially from those estimates.

Reclassifications

Certain amounts in the condensed consolidated statement of cash flows for the three months ended June 30, 2025 have been reclassified to conform to the current period presentation. Specifically, the $1,681,937 decrease in inventories and intangible assets held for sale has been reclassified from investing activities to operating activities. The reclassification decreased net cash provided by operating activities from $2,752,110 to $1,070,173 and increased net cash provided by investing activities from $2,820,668 to $4,502,605 for the three months ended June 30, 2025. The reclassification had no effect on the net increase in cash for the period, previously reported net income, or any balance sheet amount. This classification is consistent with the presentation in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Node Licenses, Digital Assets and Related Revenue

The Node Licenses, the validator right and the AULT Tokens received by Universal DeFi are not traded on any active market and do not have a readily determinable or observable fair value. Because the Node Licenses, the validator right and the AULT Tokens received cannot be reliably measured, the Company has recorded no asset, and has recognized no revenue related to token emissions, transaction fees, priority tips or staking rewards.

The Company reassesses this conclusion each reporting period. If an active market for AULT Tokens develops such that the tokens have a measurable fair value, the Company would begin recognizing revenue from tokens earned, and the associated Revenue Share obligation, at that time.

Revenue Share - Ault Capital Group, Inc.

On June 30, 2026, Universal DeFi entered into the Revenue Share with Ault Capital Group, in its capacity as authorized agent for Ault DAO. Ault Capital Group is a wholly owned subsidiary of Hyperscale Data, Inc. (“Hyperscale Data”). The Revenue Sharing Agreement acknowledges the April 6, 2026 transfer to Universal DeFi of the 125,000 Node Licenses, the right to operate one validator, and the wallet holding the related reward tokens.

In consideration of that transfer, Universal DeFi will pay Ault Capital Group a revenue share equal to 25% of net proceeds, defined as the net cash, cryptocurrency, stablecoin and other proceeds actually received by Universal DeFi from the sale of tokens and rewards generated by the Node Licenses, less applicable transaction fees and will retain the remaining 75% (the “Revenue Share”). The Revenue Share is payable solely from, and only to the extent of, net proceeds actually received by Universal DeFi. In no event is Universal DeFi required to make any payment to Ault Capital Group other than out of such net proceeds. Ault Capital Group’s right to receive the Revenue Share, and Universal DeFi’s obligation to pay it, terminate once Ault Capital Group has received cumulative Revenue Share payments totaling $93,750,000.

Because the Revenue Share is payable solely out of net proceeds actually received from the sale of tokens and rewards, and no such proceeds were received during the period, no Revenue Share liability was recorded at June 30, 2026 and no Revenue Share expense was recognized for the three months then ended.

Recently Issued Accounting Standards

The Company continually assesses any new accounting standards to determine their applicability. When management determines that a new accounting pronouncement may affect the Company’s financial reporting, the Company undertakes an analysis to determine whether any required changes should be made to its condensed consolidated financial statements.

In January 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2025-01”), to clarify the effective date of ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard is effective for the Company for its annual periods beginning April 1, 2027 (the fiscal year ending March 31, 2028) and for interim reporting periods beginning April 1, 2028 (beginning with the quarter ending June 30, 2028), with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-01; however, because the standard primarily affects disclosure requirements, the Company does not expect adoption to have a material impact on its consolidated financial position, results of operations, or cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The Company adopted this guidance effective April 1, 2025. Adoption did not have a material impact on the consolidated financial statements.

There have been no other changes to the Company’s significant accounting policies disclosed in the 2026 Annual Report.

4.REVENUE

Disaggregation of Revenue

The Company presents below revenue associated with sales of products acquired from Eyston Company Ltd. (“Eyston”) separately from revenue associated with sales of GFCIs and ventilation fans. The Company believes this disaggregation best depicts how its various product lines perform and are affected by economic factors. Revenue recognized by these categories for the three months ended June 30, 2026 and 2025 were as follows:

	Three months ended
	June 30, 2026	June 30, 2025
Sales of products acquired from Eyston	$26,657	$3,602,393
Sales of GFCI’s and ventilation fans	82,902	221,854
Total Sales	$109,559	$3,824,247

Concentrations

The Company is primarily a distributor of safety products for use in home and business under both its trade names and private labels for other companies. The Company acquired all of the smoke alarm and carbon monoxide alarm safety products that it previously sold from Eyston.

For the three months ended June 30, 2026, four customers represented 40.5%, 18.1%, 18.0%, and 13.3% of the Company’s net sales, respectively. As of June 30, 2026, three customers represented 20.0%, 18.4% and 12.3% of the Company’s total trade accounts receivable.

The Company had four customers in the three months ended June 30, 2025, that represented 16.5%, 15.4%, 12.8%, and 10.1% of the Company’s net sales, respectively. In addition, the Company had two customers that represented 19.1%, and 12.5% of the Company’s total trade accounts receivable as of June 30, 2025.

5.RECEIVABLES AND PROVISION FOR CREDIT LOSSES

Receivables are recorded when the Company has an unconditional right to consideration. We have established a provision for credit losses based upon historical experience and the consideration of current and future economic conditions.

The Company previously assigned the majority of its trade receivables on a pre-approved non-recourse basis to Merchant Factors Corporation (“Merchant” or “Factor”) under a factoring agreement which expired in February 2026. At the time a receivable was assigned to our Factor, the credit risk associated with the credit worthiness of the debtor was assumed by the Factor. The Company continued to bear any credit risk associated with sales to customers that were denied credit by the Factor, disputed delivery, and/or had warranty issues related to the products sold. Management considered amounts due from the Company’s Factor to be “financing receivables”. Trade accounts receivable, foreign receivables, and receivables from our suppliers are not considered to be financing receivables.

Management assesses the credit risk of both its trade accounts receivables and its financing receivables based on the specific identification of accounts. A provision for credit losses is provided based on that assessment. Changes in the provision are charged to operations in the period the change is determined. Amounts ultimately determined to be uncollectible are eliminated from the receivable accounts and from the provision for credit losses in the period that the receivables’ status is determined to be uncollectible. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, and changes in customer payment terms. Our normal collection cycle ranges between thirty and forty days. Estimated uncollectible amounts are charged to earnings and credited to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Historically, the level of uncollectible accounts has not been significant. Based on the nature of the factoring agreement and prior experience, no provision for credit losses related to amounts due from Factor had been provided. As of June 30, 2026 and March 31, 2026, a provision for credit losses of $767,000 has been provided for uncollectible trade accounts receivable.

6.INVENTORIES

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

Inventories consisted of the following:

	June 30, 2026	March 31, 2026
Finished goods, gross	$921,369	$880,852
Less: allowance for excess and obsolete inventory	(510,000)	(510,000)
Finished goods inventory, net	$411,369	$370,852

The Company recorded no additional provision for excess and obsolete inventory during the three months ended June 30, 2026 or 2025.

7.LEASES

The Company is a lessee in lease agreements for office space. Certain of the Company’s leases contain provisions for one or more options to terminate or extend the lease at the Company’s sole discretion. The Company’s leases are comprised of fixed lease payments, with its real estate leases including lease payments subject to a rate or index which may be variable. Certain real estate leases also include executory costs such as common area maintenance (non-lease component). As a practical expedient permitted under Accounting Standards Codification (“ASC”) 842, the Company has elected to account for the lease and non-lease components as a single lease component. The Company utilizes certain practical expedients for short-term leases including the election not to reassess its prior conclusions about lease identification, lease classification and initial direct costs, as well as the election not to separate lease and non-lease components for arrangements where the Company is a lessee. Lease payments, which may include lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable lease amounts based on a rate or index (fixed in substance) as stipulated in the lease contract.

The Company’s operating lease for a 15,000 square foot office and warehouse located in Baltimore County, Maryland has been extended various times with the latest extension occurring on May 14, 2026, extending the lease on a month-to-month basis through December 2026. No option to continue the lease beyond December 2026 has been provided in the lease extension. Monthly rental expense, with common area maintenance, is approximately $15,000.

The Company previously maintained an operating lease for office space in Naperville, Illinois. This lease consisted of 3,400 square feet, renewed on a month-to-month basis, and expired on June 30, 2025. The monthly rental, with common area maintenance, was approximately $4,900 per month during the lease term.

Because the Company’s remaining lease is month-to-month with a term of twelve months or less, no right-of-use asset or lease liability is recorded on the condensed consolidated balance sheet as of June 30, 2026. Rent expense, including common area maintenance, totaled approximately $67,371 and $43,000 for the three months ended June 30, 2026, and 2025, respectively. None of the Company’s lease agreements contain any residual value guarantees or material restrictive covenants.

8.FAIR VALUE MEASUREMENTS

The accounting standards regarding the fair value of financial instruments and related fair value measurements define financial instruments and require disclosure of the fair value of financial instruments held by the Company. ASC 820-10, Fair Value Measurements, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement, and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The carrying amounts of our financial instruments, including cash, cash equivalents, accounts payable, and accrued expenses approximate fair value because of their generally short maturities. The Company’s financial instruments are measured at amortized cost when the fair value option is not elected.

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2026 and March 31, 2026:

	Fair Value Measurement as of June 30, 2026
Description	Level 1	Level 2	Level 3	Total
Derivative Component of Convertible Debenture – 2026 Notes	$—	$—	$263,000	$263,000
Derivative Component of Convertible Debenture – 2025 Notes	$—	$—	$—	$—

	Fair Value Measurement as of March 31, 2026
Description	Level 1	Level 2	Level 3	Total
Derivative Component of Convertible Debenture – 2025 Notes	$—	$—	$309,000	$309,000

The Company assesses the inputs used to measure fair value using the three-tier hierarchy based on the extent that the inputs are observable in the market. For instruments for which little or no public market exists, management’s determination of fair value is based on the best available information, which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the Company’s securities, and liquidity risks. There were no transfers into or out of Level 3 during the three months ended June 30, 2026 or during the year ended March 31, 2026.

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liabilities for the three months ended June 30, 2026. We had no Level 3 financial instrument liabilities during the three months ended June 30, 2025.

	Level 3	Additions			Level 3
	Balance at	to			Balance at
	Beginning of	Derivative	Conversions	Fair Value	the End of
Three months ended June 30, 2026	period	Liabilities	to Equity	Adjustments	Period
Derivative Component of Convertible Debenture – 2026 Notes	$—	$309,000	$—	$(46,000)	$263,000
Derivative Component of Convertible Debenture – 2025 Notes	309,000	—	(204,365)	(104,635)	—
Total	$309,000	$309,000	$(204,365)	$(150,635)	$263,000

9.CONVERTIBLE NOTES

2026 Convertible Notes

On June 12, 2026, the Company entered into a Securities Purchase Agreement (the “2026 SPA”) with SJC Lending, LLC (“SJC”), pursuant to which the Company agreed to sell to SJC 8% convertible promissory notes in up to eleven (11) separate closings in an aggregate principal amount of up to $10,600,000. The first tranche closed on June 12, 2026 (the “2026 Notes”) and consisted of a convertible note in the principal amount of $1,060,000, reflecting a 6% original issue discount of $60,000, issued for a purchase price of $1,000,000. The Company paid $30,000 from the proceeds for legal fees and expenses related to the 2026 Notes.

The 2026 Notes mature on June 12, 2027, if not previously converted, and are convertible into shares of common stock at a discounted price equal to 80% of the lowest volume weighted average price occurring during the five trading days immediately preceding the conversion date. The 2026 Notes bear interest at 8% of face amount, compounded daily, and the Company recorded $4,240 of interest for the three months ended June 30, 2026. The $60,000 original issue discount and the $309,000 initial fair value of the bifurcated conversion feature described below were recorded for a total debt discount of $369,000, resulting in an initial carrying value of the 2026 Notes of $691,000. The debt discount is accreted to interest expense over the term of the 2026 Notes using the effective interest method, at an effective rate of approximately 66% per annum, determined by solving for the rate that equates the initial net carrying value of $691,000 to the $1,148,274 of principal and compounded interest due at maturity. For the period from issuance through June 30, 2026, the Company recorded approximately $14,000 of debt discount amortization as interest expense, representing the excess of the effective-interest charge over the stated 8% accrual, for total interest expense of $18,240. As of June 30, 2026, the unamortized debt discount was $355,000 and the carrying value of the 2026 Notes, net of discount, was $709,240.

The conversion feature of the 2026 Notes is bifurcated and accounted for as a derivative liability. The 2026 Notes are recorded net of the fair value of the derivative component on the date of issuance, with subsequent changes in fair value recognized as a gain or loss in each reporting period within “Other income (expense)” in the condensed consolidated statement of operations. The derivative component was measured on the date of issuance using the Monte Carlo simulation model, and an original derivative liability of $309,000 was recorded on June 12, 2026. The fair value of the derivative liability was $263,000 as of June 30, 2026. Other income of $46,000 was recorded during the three months ended June 30, 2026, reflecting the change in the fair value of the derivative component from the date of issuance of the 2026 Notes through June 30, 2026.

2025 Convertible Notes

On August 13, 2025, the Company entered into a Securities Purchase Agreement (the “2025 SPA”) with SJC, pursuant to which the Company agreed to sell to SJC 8% convertible promissory notes in three separate closings in an aggregate principal amount of $2,750,000. In August and September 2025, the Company issued convertible promissory notes (the “2025 Notes”) to SJC for the full aggregate principal amount of $2,750,000, for total cash proceeds of $2,500,000. The 2025 Notes were scheduled to mature in August and September 2026 and were convertible into common stock at 80% of the lowest volume weighted average price during the ten business days preceding conversion. Refer to Note B of the 2026 Annual Report for additional details regarding the 2025 Notes and the 2025 SPA.

On May 15, 2026, $842,631 of principal and $44,241 of accrued interest under the 2025 Notes were converted into 185,576 shares of the Company’s common stock. Interest expense related to the 2025 Notes, including $48,820 of amortization of the original issue discount, totaled $57,287 for the three months ended June 30, 2026. Following the conversion and as of June 30, 2026, the 2025 Notes had a $0 balance outstanding. The Company recognized $104,635 of other income during the three months ended June 30, 2026 for the change in fair value of the 2025 Notes derivative.

Embedded Derivatives

Under the provisions of ASC 815-40-15, Entity’s Own Equity - Scope and Scope Exceptions (“ASC 815-40-15”), we determined that the conversion features embedded in our outstanding notes are not considered indexed to our own common stock, principally because the conversion price varies with the market price of our common stock (a discount to the volume weighted average price) rather than being fixed. As a result, these features do not qualify for the scope exception in ASC 815-10-15-74(a), and are bifurcated from the host debt and accounted for as derivative instruments, which are recognized as liabilities on our condensed consolidated balance sheets and measured at fair value, with changes in fair value recognized in earnings.

The 2026 Notes have been accounted for under the amortized cost method, with the derivative component bifurcated and recorded at fair value pursuant to ASC 815-40-15. The fair value of the derivative liability, measured using the Monte Carlo simulation model (Level 3), was $309,000 on June 12, 2026.

At June 12, 2026 and June 30, 2026, the assumptions used to measure the fair value of the derivative embedded in the 2026 Notes, using the Monte Carlo simulation model, included an exercise price of $4.88 and $3.62 per share, respectively, common share market prices of $6.10 and $4.59, respectively, a discount rate of 34.7%, and volatility rates of 90% and 95%, respectively.

We measured the fair value of the derivative portion of the 2025 Notes by using the Binomial Valuation model. As of March 31, 2026, the assumptions used to measure fair value of the liability embedded in our outstanding notes included an exercise price of $3.92 per share, a common share market price of $5.16, a discount rate of 3.53% and 3.51%, and a volatility of 85% and 80% respectively, for the notes issued in August and September 2025.

10.RELATED PARTY TRANSACTIONS

Nature of Relationships

Milton C. Ault, III, the Company’s Executive Vice Chairman and a director, is the Executive Chairman of Hyperscale Data, an issuer listed on the New York Stock Exchange American (“NYSE”). Henry Nisser, a director of the Company, is the President and General Counsel of Hyperscale Data and the President and Chief Executive Officer of Ault DAO. Ault DAO is a Wyoming limited liability company that serves as the steward for the decentralized autonomous organization, which operates the Ault Blockchain network. Ault DAO is an indirect, wholly owned subsidiary of Hyperscale Data.

As of June 30, 2026, Hyperscale Data beneficially owned 1,045,252 shares of the Company’s common stock, held through Ault Lending, LLC (“Ault Lending”) and Alpha Structured Finance LP. Mr. Ault is deemed to beneficially own those shares, together with shares held directly and by Ault & Company, Inc.

Accordingly, Hyperscale Data, Ault DAO, Ault Capital Group, Ault Lending, Alpha Structured Finance LP, Ault & Company, Inc. and their respective affiliates are considered related parties of the Company.

Accounting for the Agreements

The Node Licenses and the AULT Tokens received are not traded on any active market and do not have a readily determinable or observable fair value. Accordingly, the Company recorded no asset in respect of the Node Licenses, the validator right or the AULT Tokens received, and recognized no revenue related to token emissions, transaction fees, priority tips or staking rewards during the three months ended June 30, 2026. Because the Revenue Share is payable solely out of net proceeds actually received from the sale of tokens and rewards, and no such proceeds were received during the period, no Revenue Share liability was recorded at June 30, 2026, and no Revenue Share expense was recognized for the three months then ended. The Company will reassess these conclusions in each reporting period. If an active market for AULT Tokens develops such that the tokens have a measurable fair value, the Company would begin recognizing revenue from tokens earned, and the associated Revenue Share obligation, at that time.

Validator Hosting and Managed Services

The day-to-day operation, maintenance and hosting of Universal DeFi’s validator, including the cost of the dedicated server, are currently performed and borne by Ault Capital Group on Universal DeFi’s behalf at no charge to the Company. The Company estimates the value of these services to be immaterial for the three months ended June 30, 2026, and has therefore not recorded a corresponding expense and capital contribution. Universal DeFi expects to enter into a managed services agreement with Ault Capital Group or an affiliate of Ault Capital Group to formalize these services, under which the related costs would be charged to Universal DeFi. No such agreement was executed as of June 30, 2026, and the terms on which the services would be provided, including cost and duration, are not fixed.

Officer Credit Card Arrangements

During the three months ended June 30, 2026 and 2025, inventory purchases and other company expenses of approximately $11,000 and $83,000 respectively, were charged to credit card accounts of Harvey B. Grossblatt, the Company’s Chief Executive Officer and certain of his immediate family members. The Company subsequently reimbursed these charges in full. Mr. Grossblatt receives credit card benefits from these charges and the payment thereof. The maximum amount outstanding and due to Mr. Grossblatt at any point during the three months ended June 30, 2026 and 2025 may include amounts submitted for personal expense reimbursement and amounts paid by Mr. Grossblatt for inventory purchases or other company expenses and amounted to approximately $3,000 and $13,000, respectively. There were no amounts due to Mr. Grossblatt as of June 30, 2026, and $13,298 was due at June 30, 2025.

11.INCOME TAXES

The Company calculates its interim tax provision in accordance with the guidance for accounting for income taxes in interim periods. The Company estimates its annual effective tax rate and applies that rate to its ordinary quarterly pre-tax income or loss. The tax expense or benefit related to isolated events during the interim period is recognized in the interim period in which those events occur.

The Company recognizes a liability or asset for the deferred tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements. These temporary differences may result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

Management reviews net operating loss carryforwards and income tax credit carryforwards to evaluate whether those amounts are recoverable. After a review of projected taxable income, the components of the deferred tax assets, and current economic conditions, management determined that it is more likely than not that the tax benefits associated with the remaining components of the deferred tax assets will not be realized. This determination was based on the Company’s prior history of losses from operations and the uncertainty as to whether the Company will generate sufficient taxable income to use the deferred tax assets prior to their expiration. Accordingly, a valuation allowance was established to fully offset the value of the remaining deferred tax assets. The Company’s ability to realize the tax benefits associated with the deferred tax assets depends primarily upon the timing of future taxable income and the expiration dates of the components of the deferred tax assets.

The Company follows ASC 740-10, Income Taxes – Overall, which provides guidance for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and requires that the Company recognize in its condensed consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. Interest and penalties, if any, related to income tax matters are recorded as income tax expense.

12.STOCK BASED COMPENSATION

In October 2025, the Company’s stockholders approved the Company’s 2025 Non-Qualified Stock Incentive Plan (the “Plan”), under which 1,000,000 shares of common stock were initially reserved for the granting of stock options and other stock-based awards. The Plan is the Company's only equity compensation plan. In August 2025, the compensation committee granted 225,000 stock options at an exercise price of $3.40 per share, subject to stockholder approval of the Plan, which was obtained on October 20, 2025. These options became fully vested upon stockholder approval. As of June 30, 2026, 225,000 options remained outstanding and exercisable, and 775,000 shares remained available for future issuance under the Plan. Because the outstanding options were fully vested prior to the current period and no additional awards were granted during the three months ended June 30, 2026, no stock-based compensation expense was recognized for the three months ended June 30, 2026 or 2025.

13.NET (LOSS) INCOME PER COMMON SHARE

For the three months ended June 30, 2026, potentially dilutive securities consisting of shares issuable upon conversion of the 2026 Notes and outstanding stock options were excluded from the computation of diluted net loss per share because their effect would have been antidilutive. There were no potentially dilutive common stock equivalents outstanding during the three months ended June 30, 2025. As a result, basic and diluted weighted average common shares outstanding are identical for both periods presented.

14.CONTINGENCIES

From time to time, the Company is involved in various claims and routine litigation matters. In the opinion of management, after consultation with legal counsel, the outcomes of such matters are not anticipated to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows in future years.

15.SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued. On July 10, 2026, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission registering the resale by SJC of shares of the Company’s common stock issuable upon conversion of the 2026 Notes. The filing of the registration statement obligated SJC to purchase the second tranche of convertible notes, in the principal amount of $530,000 for a purchase price of $500,000. Purchases of the remaining tranches are subject to the effectiveness of the registration statement.

During July 2026, Universal DeFi entered into three separate participation agreements with Ault Lending. Under each agreement, Universal DeFi acquired a participation interest in a separate investment made by Ault Lending in the equity or equity-linked securities (the “Participation Securities”) of certain companies (a “Target Company”), entitling the Company to receive its respective participation percentage of the net amounts realized by Ault Lending from its ownership or disposition of the Participation Securities, after deducting related expenses and excluding any origination fee. The participation interests range from 1.7% to 5.0% and represent an aggregate commitment of approximately $1,466,667, of which $650,000 was paid during July 2026 and approximately $816,667 remains payable in additional tranches, each due within one business day after Ault Lending notifies Universal DeFi that the corresponding tranche of its underlying investment in such Target Company. Each investment is speculative and illiquid, has no stated maturity, and the timing of any realization is within the control of Ault Lending.

In July 2026, the Company issued to SJC the second 2026 Note under the 2026 SPA, in the principal amount of $530,000 with a 6% original issue discount, for cash proceeds of $500,000. The 2026 Note bears interest at 8% per annum (360-day year, compounded daily, increasing to 20% upon an event of default), matures on July 29, 2027, may be prepaid at any time without penalty, and is convertible into common stock. Consistent with the initial tranche note, management plans to bifurcate the variable-share conversion feature as an embedded derivative measured at fair value under ASC 815.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used throughout this Report, “we,” “our,” “the Company” and similar words refers to Universal Safety Products, Inc. and Subsidiaries.

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “2026 Annual Report”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in the 2026 Annual Report.

OVERVIEW

We are engaged in the marketing and distribution of safety and security products. The accompanying condensed consolidated financial statements present our sales and other operating results for the three-month periods ended June 30, 2026 and 2025.

Historically, our products consisted primarily of smoke alarms, carbon monoxide alarms and related products. On October 31, 2024, we entered into an Asset Purchase Agreement with Feit Electric Company, Inc. (“Feit”), pursuant to which Feit agreed to acquire the smoke alarm and carbon monoxide alarm portion of our business, together with certain intangible assets, including the trade names Universal Security Instruments, Inc. and Universal Electric, Inc. The transaction was approved by the requisite vote of our shareholders at a special meeting held on April 15, 2025, and closed on May 22, 2025. Following the closing, our continuing product operations consist primarily of the importation and marketing of ground fault circuit interrupters (“GFCIs”) and ventilation fans, which we sell to the retail and electrical distribution trades, the latter through our wholly owned subsidiary, Universal Safety Electric, Inc. We continue to explore additional business opportunities intended to drive long-term value for our shareholders.

As part of that effort, in July 2025 we formed Universal DeFi, LLC (“Universal DeFi”), a wholly owned subsidiary, to pursue two lines of business: a tokenization platform, which had not commenced operations as of June 30, 2026, and the operation of licensed nodes and a validator on the Ault Blockchain network. On April 6, 2026, Ault Capital Group, Inc. (“Ault Capital Group”), acting as authorized agent for Ault DAO, LLC, transferred and activated to Universal DeFi 125,000 node licenses and the right to operate one validator, together with the wallet holding the related reward tokens, for no upfront cash consideration. Through these arrangements, Universal DeFi earns AULT tokens (the “AULT Tokens”), the native digital asset of the Ault Blockchain. In consideration of the transfer and delivery of the 125,000 Node Licenses, on June 30, 2026, Universal DeFi entered into a node revenue sharing agreement with Ault Capital Group under which it will pay Ault Capital Group 25% of net proceeds actually received from the sale of AULT Tokens and rewards, retaining the remaining 75%, until cumulative payments to Ault Capital Group total $93,750,000. As of June 30, 2026, AULT Tokens were not being traded on any exchange or other market, and no observable market price or other reliable indicator of fair value existed as of June 30, 2026. Accordingly, we have not recognized any asset or revenue with respect to the node licenses, the validator right or the AULT Tokens earned, and no revenue share liability or expense has been recorded, for the three months ended June 30, 2026. Universal DeFi has generated no revenue to date and expects to continue to incur losses as it develops its operations. See Notes 1, 3 and 10 to the condensed consolidated financial statements for additional information.

We have a history of net operating losses and have financed our operations primarily through issuances of convertible debt. These conditions raise substantial doubt about our ability to continue as a going concern. See “Liquidity and Capital Resources” below and Note 2 to the condensed consolidated financial statements.

Changes in international trade duties and other aspects of international trade policy, both in the United States and abroad, could materially affect the cost of our products. We import all of our products, and as an importer we are subject to numerous tariffs that vary by product type and country of origin, as well as to changes in economic and political conditions in the country of manufacture, potential trade restrictions and currency fluctuations. Substantially all of our safety products are imported from the People’s Republic of China, and certain of these products are currently subject to tariffs of 20%. The imposition and modification of tariffs during the latter half of the fiscal year ended March 31, 2025, and subsequently has increased uncertainty as to the short-term sustainability of importing products from our principal suppliers. If we are unable to import products at a competitive price point, our sales could be adversely affected.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2026 and 2025

Sales

Net sales for the three months ended June 30, 2026, were $109,559 compared to $3,824,247 for the comparable three months in the prior year, a decrease of $3,714,688, or 97%. As previously discussed, we sold the rights to sell a significant portion of our product line on May 22, 2025. Sales subsequent to this date included only those products that we continue to import and market.

Gross Profit Margin

Gross profit margin is calculated as net sales less cost of goods sold expressed as a percentage of net sales. Our gross profit margin was 8.3% and 18.2% of sales for the quarters ended June 30, 2026, and 2025, respectively. Gross margins were negatively impacted in the quarters ended June 30, 2026 and 2025, primarily due to tariffs, the mix of products sold due to the previously discussed sale of a portion of our business, and higher freight costs.

Expenses

Selling, general and administrative expenses were $743,823 for the three months ended June 30, 2026, and $1,113,303 for the comparable three months in 2025. Although these expenses decreased in absolute dollars, as a percentage of net sales they increased to 679% for the three-month period ended June 30, 2026, from 29.1% for the 2025 period. This increase as a percentage of net sales is primarily attributable to the substantial decline in net sales following the sale of our rights to a significant product line in May 2025, while certain selling, general and administrative expenses, including fixed and recurring corporate and administrative costs, and costs associated with exploring strategic alternatives to our existing business, remain in place and do not decline proportionately with sales.

Engineering and Product Development

Engineering and product development expenses were $1,367 and $112,007 for the three-month periods ended June 30, 2026 and 2025, respectively. The decreased expenses were primarily due to the previously discussed sale of a significant portion of our business.

Interest (Expense) Income

Interest expense of $75,527 was recognized during the quarter ended June 30, 2026, compared to interest income of $3,828 for the quarter ended June 30, 2025. Interest expense is primarily related to the convertible debt issued and the amortization of the related original issuance discounts during the quarter ended June 30, 2026, as compared to the corresponding period of the prior year during which there were no notes issued and interest income was highly dependent upon the total amounts borrowed from the Factor coupled with interest rates during the period.

Change in Fair Value of Derivative Liabilities

The Company recognized income of $150,635 from the change in fair value of derivative liabilities during the quarter ended June 30, 2026, compared to $0 for the quarter ended June 30, 2025. The derivative liabilities represent the conversion features embedded in the 2026 and 2025 convertible notes, which are bifurcated from the host debt instruments and measured at fair value using a Monte Carlo simulation and the binomial valuation models. The income recognized reflects the decrease in the fair value of these derivative liabilities between April 1, 2026 and June 30, 2026.

Gain on Sale of Assets

For the three-month period ended June 30, 2025, we reported a gain on the sale of assets previously held for sale in the amount of $2,820,668. The purchase price of approximately $4,955,000 was reduced by the basis of the assets held for sale amounting to approximately $1,682,000 and by certain customary costs associated with the sale, including commissions and consulting fees amounting to approximately $453,000.

Net (Loss) Income

We reported a net loss of $662,086 for the quarter ended June 30, 2026, compared to net income of $1,810,321 for the corresponding quarter of the prior fiscal year, a $2,472,407 or 137% decrease in net income. The primary reason for the decrease in the net income is our sale of a significant portion of its business, as previously discussed, resulting in a gain on the sale of $2,820,668 during the prior year period.

Operating activities used cash of $687,805 for the three months ended June 30, 2026, driven primarily by our net loss for the period, which reflects the sale of a portion of our business, as previously discussed, and the legal and organizational costs of building Universal DeFi as a new venture.

Operating activities provided cash of $1,070,173 for the three months ended June 30, 2025. This was primarily due to a decrease in accounts receivable and amounts due from factor of $1,579,321, a decrease in inventories and prepaid expenses of $3,768,052, net income of $1,810,321, a decrease in deferred tax assets of $361,000, offset by a decrease in accounts payable and accrued expenses of $1,945,916 and the gain on sale of asset of $2,820,668. Operating cash flow amounts for the three months ended June 30, 2025 reflect the reclassification described in Note 3 to the condensed consolidated financial statements.

Investing activities for the three months ended June 30, 2026 used $45,401 cash for the purchase of property, plant and equipment. Investing activities for the three months ended June 30, 2025 provided cash from the sale of assets, net of the payment of related liabilities, of $4,502,605. Investing cash flow amounts for the three months ended June 30, 2025 reflect the reclassification described in Note 3 to the condensed consolidated financial statements.

Financing activities provided net cash of $970,000 during the three months ended June 30, 2026. This reflects the issuance of convertible debt of $1,060,000, less the original issue discount of $60,000 and debt issuance expenses of $30,000. Financing activities used cash of $2,100,458 during the three months ended June 30, 2025, which was comprised of repayments net of advances from the Factor.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of June 30, 2026, we had cash and cash equivalents of $3.7 million, working capital of $3.4 million and a history of net operating losses for each of the three-month periods during the last year. We have financed our operations primarily through issuances of convertible debt. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year after the date that the condensed consolidated financial statements are issued.

Our ability to continue as a going concern is dependent on our ability to generate cash flows from operations and find additional sources of funding through either equity offerings, debt financings, or a combination of any such transactions.

Our contractual cash requirements have not changed materially since we filed our Form 10-K for the fiscal year ended March 31, 2026.

In June 2026, we entered into a securities purchase agreement providing for the sale of convertible notes in an aggregate principal amount of up to $10,600,000. During the three months ended June 30, 2026, we closed the first tranche, which consisted of the issuance of a note with a principal amount of $1,060,000, for cash proceeds of $970,000 net of an original issue discount of $60,000 and issuance costs of $30,000. The closing of the remaining tranches is subject to various contingencies, some of which are outside our control, and there is no assurance that the additional funding will be available when needed or that we will be able to obtain other financing on terms acceptable to us, if at all.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company, we are not required to provide the information otherwise required under this Item.

ITEM 4.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as such item is defined in Rules 13a – 15(e) and 15d – 15(e) of the Exchange Act) that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures in accordance with applicable Securities and Exchange Commission guidance as of the end of the period covered by this quarterly report and have concluded that disclosure controls and procedures were not effective because the Company has not yet completed its remediation of the material weaknesses previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026, the end of its most recent fiscal year.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2026.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits and legal matters. It is the opinion of management, based on the advice of legal counsel, that these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 1A.RISK FACTORS

Because we are a smaller reporting company, we are not required to provide the information otherwise required under this Item.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6.EXHIBITS

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

3.1	Articles of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1988)
3.2	Articles Supplementary, filed October 14, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2002)
3.3	Articles of Amendment, filed May 28, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 21, 2025)
3.4	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 17, 2025)
3.5	First Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 29, 2025)
10.1

Securities Purchase Agreement, dated June 12, 2026, by and between Universal Safety Products, Inc. and SJC Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2026)

10.2	Form of Convertible Note, issued June 12, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 12, 2026)
10.3

Node Revenue Sharing Agreement, dated June 30, 2026, by and between Universal DeFi, LLC and Ault Capital Group, Inc., in its capacity as authorized agent for Ault DAO LLC (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed July 2, 2026)

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	Inline XBRL Taxonomy Extension Schema Document.
101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.CAL*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.PRE*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
104	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL SAFETY PRODUCTS, INC.
(Registrant)

Date: August 14, 2026	By:	/s/ Harvey B. Grossblatt
Harvey B. Grossblatt
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James B. Huff
James B. Huff
Chief Financial Officer (Principal Accounting Officer)